Form 10-Q
period 1998-06-30
B E C ENERGY
filed 1998-08-14
CIK 1035675

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________


                        Commission file number 1-14768

                                  BEC ENERGY
            (Exact name of registrant as specified in its charter)


Massachusetts                                        04-6830187
-------------                                        ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


800 Boylston Street, Boston, Massachusetts           02199
------------------------------------------           -----
(Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code:  1-888-423-2364
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     x    No
      -----       ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at August 10, 1998
-----                                        ------------------------------
Common Shares, $1 par value                  47,684,673 shares

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                                 BEC Energy
                      Consolidated Statements of Income
                                 (Unaudited)
                   (in thousands, except per share amounts)

                                          Three Months             Six Months
                                        Ended June 30,         Ended June 30,
                                       1998       1997        1998       1997
                                   --------   --------    --------   --------
Operating revenues                 $386,424   $426,835    $780,542   $849,691
                                   --------   --------    --------   --------

Operating expenses:
  Energy supply                     152,301    194,109     330,340    404,159
  Operations and maintenance         89,312     98,917     184,216    197,752
  Depreciation and amortization      26,223     20,842      49,715     42,184
  Demand side management and
   renewable energy programs          8,975      7,107      17,041     14,097
  Taxes - property and other         20,597     25,854      47,373     52,155
  Income taxes                       24,268     20,373      38,990     32,575
                                   --------   --------    --------   --------
    Total operating expenses        321,676    367,202     667,675    742,922
                                   --------   --------    --------   --------

Operating income                     64,748     59,633     112,867    106,769

Other income (expense), net          (4,577)     1,465      (4,498)     1,811
                                   --------   --------    --------   --------
Operating and other income           60,171     61,098     108,369    108,580
                                   --------   --------    --------   --------

Interest charges:
  Long-term debt                     21,125     22,988      44,033     46,387
  Other                               5,010      4,521       7,719      7,955
  Allowance for borrowed funds
   used during construction            (287)      (389)       (564)      (677)
                                   --------   --------    --------   --------
    Total interest charges           25,848     27,120      51,188     53,665
                                   --------   --------    --------   --------

Net income                           34,323     33,978      57,181     54,915

Preferred stock dividends             2,871      3,494       5,790      7,311
                                   --------   --------    --------   --------

Earnings available for common
 shareholders                      $ 31,452   $ 30,484    $ 51,391   $ 47,604
                                   ========   ========    ========   ========

Weighted average common shares
 outstanding:
    basic                            48,513     48,515      48,514     48,515
                                     ======     ======      ======     ======
    diluted                          48,675     48,523      48,670     48,519
                                     ======     ======      ======     ======

Earnings per common share -
 basic and diluted                    $0.65      $0.63       $1.06      $0.98
                                      =====      =====       =====      =====

Dividends declared per common
 share                                $0.47      $0.47       $0.94      $0.94
                                      =====      =====       =====      =====

The accompanying notes are an integral part of the consolidated financial statements

                                 BEC Energy
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                 June 30,     December 31,
                                                     1998             1997
                                               ----------       ----------
Assets
------
Utility plant in service, at original cost     $2,659,194       $4,458,638
  Less: accumulated depreciation                  897,283        1,713,079
                                               ----------       ----------
                                                1,761,911        2,745,559
Pilgrim regulatory asset                          496,970                0
Nuclear fuel, net                                  58,749           67,935
Construction work in progress                      66,295           40,633
                                               ----------       ----------
   Net utility plant                            2,383,925        2,854,127

Nuclear decommissioning trust                     163,936          151,634
Equity investments                                 58,531           35,455
Other investments                                   8,353            7,107

Current assets:
  Cash and cash equivalents                       294,122            4,140
  Accounts receivable                             235,070          207,093
  Accrued unbilled revenues                        22,175           30,048
  Fuel, materials and supplies,
   at average cost                                 17,941           60,834
  Prepaid expenses and other                       68,598           31,283
                                               ----------       ----------
   Total current assets                           637,906          333,398
                                               ----------       ----------

Other regulatory assets:
  Power contracts                                  65,441           71,445
  Income taxes, net                                52,062           51,096
  Redemption premiums                              25,436           27,019
  Postretirement benefits costs                    22,017           22,441
  Other                                            16,359           23,369
                                               ----------       ----------
   Total regulatory assets                        181,315          195,370

Other deferred debits                              31,207           45,256
                                               ----------       ----------

   Total assets                                $3,465,173       $3,622,347
                                               ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                 BEC Energy
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                 June 30,      December 31,
                                                     1998              1997
                                               ----------        ----------
Capitalization and Liabilities
------------------------------
Common equity:
  Common shares                                $  742,502        $  744,652
  Retained earnings                               334,331           328,802
                                               ----------        ----------
   Total common equity                          1,076,833         1,073,454
                                               ----------        ----------

Cumulative preferred stock:
  Nonmandatory redeemable series                   83,000            83,000
  Mandatory redeemable series                      74,407            78,093
                                               ----------        ----------
   Total preferred stock                          157,407           161,093
                                               ----------        ----------

Long-term debt                                    955,681         1,057,076
                                               ----------        ----------

   Total capitalization                         2,189,921         2,291,623
                                               ----------        ----------

Current liabilities:
  Long-term debt/preferred stock
   due within one year                              3,467           102,667
  Notes payable                                         0           137,013
  Accounts payable                                116,304            87,015
  Transition contract payable                      90,663                 0
  Income taxes payable                             91,888              (630)
  Accrued interest                                 19,960            24,289
  Dividends payable                                24,645            24,748
  Other                                           136,683           128,691
                                               ----------        ----------
   Total current liabilities                      483,610           503,793
                                               ----------        ----------

Deferred credits:
  Accumulated deferred income taxes               363,841           485,738
  Accumulated deferred investment tax credits      47,572            60,736
  Nuclear decommissioning liability               168,268           155,182
  Gain on sale of fossil assets                    84,588                 0
  Power contracts                                  65,441            71,445
  Other                                            61,932            53,830
                                               ----------        ----------
   Total deferred credits                         791,642           826,931

Commitments and contingencies                  __________        __________

   Total capitalization and liabilities        $3,465,173        $3,622,347
                                               ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements

                                 BEC Energy
                     Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (in thousands)
                                                   Six Months Ended June 30,
                                                      1998              1997
                                                 ---------         ---------
Operating activities:
  Net income                                     $  57,181         $  54,915
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                  116,112           105,885
    Deferred income taxes and investment
     tax credits                                  (135,704)           (8,781)
    Allowance for borrowed funds used during
     construction                                     (564)             (677)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                             (20,104)           (2,058)
    Fuel, materials and supplies                    27,501             6,740
    Transition contract and other
     accounts payable                              119,952           (37,733)
    Other current assets and liabilities            58,763           (11,658)
    Other, net                                       3,740           (15,253)
                                                 ---------         ---------
Net cash provided by operating activities          226,877            91,380
                                                 ---------         ---------

Investing activities:
  Plant expenditures (excluding AFUDC)             (37,602)          (64,707)
  Proceeds from sale of fossil assets              533,732                 0
  Nuclear fuel expenditures                         (3,591)           (1,828)
  Investments                                      (35,378)          (10,834)
                                                 ---------         ---------
Net cash provided by (used in) investing
 activities                                        457,161           (77,369)
                                                 ---------         ---------

Financing activities:
  Issuances:
    Common shares                                        0               145
    Long-term debt                                       0           100,000
  Redemptions:
    Preferred stock                                 (4,000)          (44,000)
    Long-term debt                                (201,600)         (101,600)
  Net change in notes payable                     (137,013)           85,436
  Dividends paid                                   (51,443)          (53,513)
                                                 ---------         ---------
Net cash used in financing activities             (394,056)          (13,532)
                                                 ---------         ---------

Net increase in cash and cash equivalents          289,982               479
Cash and cash equivalents at beginning of year       4,140             5,651
                                                 ---------         ---------
Cash and cash equivalents at end of period       $ 294,122         $   6,130
                                                 =========         =========

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
   Interest, net of amounts capitalized          $  52,921         $  49,812
                                                 =========         =========
   Income taxes                                  $  65,664         $  41,251
                                                 =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------

A)  Basis of Presentation
    ---------------------

Boston Edison Company (Boston Edison) received final approval of its reorganization plan to form a holding company structure from the Securities and Exchange Commission on May 20, 1998. Effective May 20 the holding company, BEC Energy (BEC), was formed with Boston Edison as a wholly owned subsidiary of BEC. Under the new holding company structure the holders of Boston Edison's common stock became holders of BEC's common shares. Existing debt and preferred stock of Boston Edison remained obligations of the regulated utility business. Effective June 25, 1998, Boston Energy Technology Group (BETG) ceased being a subsidiary of Boston Edison and became a wholly owned subsidiary of BEC. The accompanying consolidated financial statements reflect the results of operations and cash flows of Boston Edison prior to the reorganization. The consolidated balance sheet at December 31, 1997 reflects the financial position of Boston Edison which also included BETG.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison 1997 Annual Report on Form 10-K and Form 10-Q for the period ended March 31, 1998. The financial information presented as of June 30 has been prepared from BEC's books and records without audit by independent accountants. Financial information as of December 31 has been derived from the audited financial statements of Boston Edison, but does not include all disclosures required by generally accepted accounting principles
(GAAP). In the opinion of BEC's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

Finalization of the sale of Boston Edison's fossil generating assets to Sithe Energies took place on May 15, 1998. Boston Edison received proceeds from the sale of $674 million, including $121 million for a six-month transitional power sales contract. The amount received above net book value on the sale of these assets is reflected as deferred gain on fossil sale on the consolidated balance sheet at June 30, 1998. That amount is partially offset by costs recoverable through the transition charge due to the support of standard offer service provided by Boston Edison's fossil generating assets prior to the fossil divestiture. The deferred gain on the sale will be returned to Boston Edison's customers.

Under the Boston Edison restructuring settlement agreement, which was approved by the Massachusetts Department of Telecommunications and Energy (DTE), approximately 75% of the net assets of Pilgrim Nuclear Power Station are recoverable through a non-bypassable transition charge of the utility's distribution business. The distribution business continues to be subject to rate-regulation. The remaining 25% is collected under Pilgrim's wholesale life of the unit contracts with other utilities and municipalities.
Consistent with the clarification of guidance from accounting authoritative bodies regarding any impaired portion of plant assets identified for recovery in a legislative/rate order, the 1998 consolidated balance sheet reflects a reclassification of the Pilgrim net assets recoverable through the transition charge from utility plant to regulatory asset. This Pilgrim regulatory asset continues to be grouped with utility plant for financial statement presentation. Refer to Note C of Item 8 in the Boston Edison 1997 Annual Report on Form 10-K for more information on the accounting implications of the electric utility industry restructuring and the utility's related settlement agreement.

Under the terms of Boston Edison's settlement agreement, generation and purchased power costs are recovered from customers. The settlement agreement allows for the deferral of the difference between these costs and the amounts billed to customers with a return for future recovery. The net undercollection from the settlement recovery mechanisms at June 30, 1998 was more than offset by an overrecovery of approximately $36 million from the fuel and purchased power clause and is included in other regulatory assets on the consolidated balance sheet. The fuel and purchased power clause ceased on March 1, 1998. The inclusion of the over recovered fuel and purchased power clause costs as an offset to the settlement recovery mechanisms is consistent with Boston Edison's proposal made to the DTE. Generation and purchased power costs recoverable under the settlement agreement have been separately reflected as energy supply expenses on the consolidated statements of income. These costs include retail generation-related depreciation and amortization, decommissioning and other operating costs recovered through the transition charge. The corresponding 1997 expenses have been reclassified for comparability.

The preparation of financial statements in conformity with GAAP requires BEC to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The results of operations for the three and six-month periods ended June 30, 1998 and 1997 are not indicative of the results which may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. Accordingly, third quarter earnings are typically higher than the other periods of the year.

B)  Nature of Operations
    --------------------

Within the currently restructuring electric utility industry, BEC has announced its intention to focus its utility operations on the transmission and distribution of energy. In April 1998, Boston Edison began soliciting expressions of interest for the sale of Pilgrim Nuclear Power Station as part of the previously announced strategy to exit the generation business. Boston Edison provides standard offer service to all customers of record as of the retail access date, March 1, 1998. Default service is provided to customers who are not eligible for standard offer service or who elect to not contract with a competitive energy supplier. As of June 30, 1998, 96% of customers are receiving standard offer service, while 4% are receiving default service. No customers are receiving service from competitive suppliers. Boston Edison delivers electricity at retail to an area of 590 square miles, including the City of Boston and 39 surrounding cities and towns. It also supplies electricity at wholesale for resale to other utilities and municipal electric departments. Boston Edison is required to continue to develop and implement electric demand side management programs as well as to provide funding for renewable energy projects pursuant to the Massachusetts electric industry restructuring legislation enacted in November 1997. In addition, BEC will conduct unregulated activities through its unregulated subsidiaries. Refer to Note A of Item 8 in the Boston Edison 1997 Annual Report on Form 10-K for information regarding BEC's telecommunications and energy marketing joint ventures.

C)  Contingencies
    -------------

1. Hazardous Waste

Boston Edison is an owner or operator of approximately 20 properties where oil or hazardous materials were spilled or released. As such, Boston Edison is required to clean up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison continues to evaluate the cleanup costs of these sites. It also faces possible liability as a potentially responsible party in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison is one of many potentially responsible parties and currently expects to have only a small percentage of the total potential liability for these sites. Through June 30, 1998, BEC had approximately $6.5 million accrued on the consolidated balance sheet related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, however based on its assessments of the specific site circumstances, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

2. Generating Unit Performance Program

Boston Edison's generating unit performance program ceased March 1, 1998. Under this program the recovery of incremental purchased power costs resulting from generating unit outages prior to March 1, 1998 are subject to regulatory review. Proceedings relative to generating unit performance remain pending before the DTE. Management is unable to fully determine a range of reasonably possible disallowance costs in excess of amounts accrued, however based on its assessments of the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional disallowance costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

3. Industry Restructuring Legal Proceedings/Referendum Campaign

The DTE order approving the Boston Edison settlement agreement has been appealed by certain parties to the Massachusetts Supreme Judicial Court. In addition, along with other Massachusetts investor-owned utilities, Boston Edison has been named as a defendant in a class action suit seeking to declare certain provisions of the Massachusetts electric industry restructuring legislation unconstitutional. Management is currently unable to determine the outcome of these proceedings or the impact the proceedings may have on its consolidated financial position or results of operations.

In addition, opponents of the Massachusetts electric industry restructuring legislation that was enacted in November 1997 have succeeded in placing a referendum before Massachusetts voters on the November 1998 state-wide general election ballot that calls for the repeal of the legislation. BEC, along with a broad-based group of consumer, business and environmental interests, is opposing this repeal. Management is currently unable to predict the eventual outcome of this referendum or the impact the referendum may have on its consolidated financial position or results of operations.

4. Regulatory Proceeding

In October 1997, the DTE opened a proceeding to investigate compliance with the 1993 order which permitted the formation of BETG and authorized Boston Edison to invest up to $45 million in unregulated activities. The DTE has scheduled hearings on this matter for the third quarter. Management is currently unable to determine the outcome of this proceeding or the impact the proceeding may have on its consolidated financial position or results of operations.

5. Litigation

In the normal course of its business BEC and its subsidiaries are also involved in certain other legal matters. Management is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued, however based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial condition. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

D)  Income Taxes
    ------------

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 1998 and the actual effective income tax rate for 1997.

                                                        1998       1997
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             4.8        4.5
Investment tax credit amortization                      (7.1)      (3.3)
Other                                                    0.6        0.1
                                                        ----       ----
  Effective tax rate                                    33.3%      36.3%
                                                        ====       ====

The estimate of the 1998 effective tax rate declined by 5% as a result of the impact of an investment tax credit adjustment related to the fossil divestiture. This adjustment reflects the recognition in net income of the remaining unamortized investment tax credits related to Boston Edison's fossil generating assets. This shareholder benefit, which is included in other expense, net on the June 30, 1998 consolidated statements of income, resulted from the sale of the generating stations.

E)  Financing Activity
    ------------------

On May 15, 1998, Boston Edison closed the sale of its fossil generating assets and received proceeds of $674 million in cash. $202 million of these funds were used to retire short-term debt securities. BEC has no outstanding short-term debt on the June 30, 1998 consolidated balance sheet.

In June 1998, a $100 million 6.662% outstanding bank loan was redeemed. Boston Edison also redeemed $2 million of mandatory and $2 million of the optional 7.27% sinking fund series preferred stock in May 1998. In March 1998, $100 million of 5.95% debentures matured.

In July 1998, Boston Edison redeemed the remaining $32 million 7.27% sinking fund series preferred stock along with the $40 million 7.75% series preferred stock.

F)  Earnings Per Common Share
    -------------------------

The following table summarizes the reconciling amounts between basic and diluted earnings per share (EPS) computations.

(in thousands, except per share amounts)

                                           Three months            Six months
                                         Ended June 30,        Ended June 30,
                                      1998         1997     1998         1997
                                   -------      -------  -------      -------
Net income                         $34,323      $33,978  $57,181      $54,915
Less: preferred stock dividends      2,871        3,494    5,790        7,311
                                   -------      -------  -------      -------

Earnings available to common
 shareholders                      $31,452      $30,484  $51,391      $47,604

Basic and diluted EPS                $0.65        $0.63    $1.06        $0.98

Weighted average common shares
 outstanding for basic EPS          48,513       48,515   48,514       48,515

Effect of dilutive securities:

Weighted average potential common
 shares related to share-based
 compensation                          162            8      156            4

Weighted average common shares
 outstanding for diluted EPS        48,675       48,523   48,670       48,519

G)  Nuclear Decommissioning
    -----------------------

An update of Pilgrim Nuclear Power Station's decommissioning cost study is in the process of being finalized. The updated study indicates that estimated decommissioning and fuel storage costs are likely to be approximately $600 million in 1997 dollars.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations - Three Months Ended June 30, 1998 vs. Three Months
-------------------------------------------------------------------------
Ended June 30, 1997
-------------------

Earnings per common share for the three months ended June 30, 1998 were $0.65 as compared to $0.63 for the three months ended June 30, 1997. The increase reflects higher kilowatt-hour sales to commercial customers as a result of the continued strong economic conditions in the Boston area. Operations and maintenance expense decreased due to lower overall spending as a result of continuing cost control efforts and the fossil divestiture. Municipal property taxes also decreased as a result of the divestiture. These positive impacts were partially offset by an increase in unregulated subsidiary losses and the effect of the 10% retail rate reduction as of the retail access date, March 1, 1998.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of kWh sales and revenues. Refer to Note A to the Consolidated Financial Statements.

Operating revenues

Operating revenues decreased 9.5% during the second quarter of 1998 as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                      $(42,200)
Wholesale revenues                                 415
Short-term sales and other revenues              1,374
------------------------------------------------------
  Decrease in operating revenues              $(40,411)
======================================================

The decrease in retail electric revenues reflects the first full reporting period of retail open access. Retail electric revenues in the second quarter of 1998 thus include the impact of the 10% retail rate reduction which became effective for electricity usage as of March 1, 1998. Cooler temperatures also negatively impacted quarterly sales, primarily in the residential sector.

Operating expenses

Energy supply expense which includes fuel and purchased power in addition to retail generation-related depreciation and amortization, decommissioning and other operating costs recovered through the transition charge decreased approximately $42 million. Fuel and purchased power expenses decreased approximately $44 million. This decrease reflects the timing effect of the fuel and purchased power and standard offer cost collection mechanisms combined with lower company fuel costs. The lower fuel costs reflect a decrease in fossil generation as the sale of these generating assets to Sithe

Energies was finalized on May 15, 1998. These decreases were partially offset by higher purchased power costs that include a six-month transitional power sales contract with Sithe that began in May. Boston Edison received $121 million from Sithe to enter into the transition contract. The capacity portion of the Sithe purchased power costs are offset by the recognition of the payment from Sithe. Therefore, the transition contract has no net effect on earnings.

Operations and maintenance expense decreased $9.6 million. The decrease is primarily due to lower overall spending as a result of continuing cost control efforts. In addition, the decrease reflects lower employee benefits costs and the impact of the fossil divestiture. The comparison of 1998 and 1997 is also positively impacted by the April 1997 severe storm that struck the greater Boston area.

The increase in depreciation and amortization expense is primarily due to an increase in the composite distribution depreciation rate effective March 1, 1998 in accordance with the settlement agreement.

The decrease in property and other taxes is primarily due to a decrease in municipal property taxes as a result of the divestiture of the fossil generating units in May 1998.

Other income (expense), net

The increase in other expense, net reflects certain costs related to the fossil divestiture, net of the related tax benefits, including the recognition of previously deferred investment tax credits associated with the fossil generating stations. Other expense, net also reflects an increase in BETG equity investment losses in 1998. The final closing of BETG's telecommunications joint venture with RCN occurred in June 1997.

Interest charges

Interest charges on long-term debt decreased due to the maturing of $100 million of 5.95% debentures in March 1998 and the cessation of amortization of the associated redemption premiums.

Preferred stock dividends

Preferred stock dividends decreased as a result of the redemption of 40,000 shares of 7.27% series cumulative preferred stock in May 1998 and 1997 and 400,000 shares of 8.25% series in June 1997.

Results of Operations - Six Months Ended June 30, 1998 vs. Six Months Ended
---------------------------------------------------------------------------
June 30, 1997
-------------

Earnings per common share for the six months ended June 30, 1998 were $1.06 as compared to $0.98 for the six months ended June 30, 1997. Earnings continued to be positively impacted by a strong local economy and continued cost management as well as the divestiture of the fossil generating assets in May. These positive impacts more than offset the impact of the mandated 10% retail rate reduction under retail open access.

The results of operations for the six months ended June 30, 1998 are not indicative of the results which may be expected for the entire year due to the seasonality of kWh sales and revenues. Refer to Note A to the Consolidated Financial Statements.

Operating revenues

Operating revenues decreased 8.1% during the first six months of 1998 as follows:

(in thousands)
-------------------------------------------------------
Retail electric revenues                       $(72,913)
Wholesale revenues                                  191
Short-term sales and other revenues               3,573
-------------------------------------------------------
  Decrease in operating revenues               $(69,149)
=======================================================

Retail electric revenues decreased primarily due to the timing effect of fuel and purchased power cost recovery. Prior to its cessation as of March 1, 1998, the fuel clause charge was lower than the prior year as the 1997 charge reflected the recovery of substantial prior period undercollections. Fuel clause revenues were offset by fuel and purchased power expenses and, therefore, had no net effect on earnings. Retail electric revenues also reflect the impact of the 10% retail rate reduction.

Operating expenses

Energy supply expense which includes fuel and purchased power in addition to retail generation-related depreciation and amortization, decommissioning and other operating costs recovered through the transition charge decreased approximately $74 million. Fuel and purchased power expenses decreased approximately $75 million. This decrease reflects the timing effect of the fuel and purchased power and standard offer cost collection mechanisms combined with lower company fuel costs. The lower fuel costs reflect a 32% decrease in fossil generation as the sale of these generating assets to Sithe Energies was finalized on May 15, 1998. These decreases were partially offset by higher purchased power costs that include a six-month transitional power sales contract with Sithe that began in May. Boston Edison received $121 million from Sithe to enter into the transition contract. The capacity portion of the Sithe purchased power costs are offset by the recognition of the payment from Sithe. Therefore, the transition contract has no net effect on earnings.

Operations and maintenance expense decreased $13.5 million. The decrease is primarily due to lower overall spending as a result of continuing cost control efforts. Lower employee benefits costs and the impact of the fossil divestiture also contributed to the decrease. The comparison of 1998 and 1997 is also positively impacted by the April 1997 Boston area storm.

The increase in depreciation and amortization expense is primarily due to an increase in the composite distribution depreciation rate effective March 1, 1998 in accordance with the settlement agreement.

The decrease in property and other taxes is primarily due to a decrease in municipal property taxes as a result of the divestiture of the fossil generating units in May 1998.

Other income (expense), net

As discussed in the results of operations for the second quarter, the increase in other expense, net reflects certain costs related to the fossil divestiture, net of the related tax benefits, including the recognition of previously deferred investment tax credits associated with the fossil generating stations. In addition, BETG equity investment losses increased as a result of BETG's RCN joint venture which began operations in the second quarter of 1997.

Interest charges

Interest charges on long-term debt decreased due to the maturing of $100 million of 5.95% debentures in March 1998 and the cessation of amortization of the associated redemption premiums.

Interest charges on short-term debt decreased due to a lower average outstanding short-term debt balance in 1998 resulting from the fossil divestiture. This decrease was partially offset by a slightly higher effective interest rate in 1998.

Preferred stock dividends

Preferred stock dividends decreased as a result of the redemption of 40,000 shares of 7.27% series cumulative preferred stock in May 1998 and 1997 and 400,000 shares of 8.25% series in June 1997.

Electric Revenues
-----------------

Effective March 1, 1998, the retail access date, Boston Edison's electric delivery business provides its standard offer customers service at rates designed to give 10% savings from rates previously in effect. These customers will realize an additional 5% average savings, after an adjustment for inflation, by September 1, 1999. The cost of providing standard offer service, which includes fuel and purchased power costs, is recovered from customers on a fully reconciling basis. New retail customers in the Boston Edison service territory and previously existing customers that are no longer eligible for the standard offer due to choosing a competitive supplier are on default service. The price of default service is based on the average competitive market price for power. Refer also to the Electric Revenues section of Item 7 of the Boston Edison 1997 Annual Report on Form 10-K.

As part of the restructuring settlement agreement, the annual performance adjustment charge ceased and the cost recovery mechanism for Pilgrim Station changed effective March 1, 1998. Approximately 25% of the operations and capital costs, including a return on investment, continues to be collected under wholesale life of the unit contracts. Refer to the Electric Revenues section of Item 7 of the Boston Edison 1997 Annual Report on Form 10-K for a description of Pilgrim's new cost recovery mechanism.

The rates of Boston Edison's distribution business will remain unchanged, subject to a minimum and maximum return on average common equity (ROE) from March 1, 1998 through December 31, 2000. Refer to the Electric Revenues section of Item 7 of the Boston Edison 1997 Annual Report on Form 10-K for detail regarding the minimum and maximum ROE. Under the Boston Edison settlement agreement, the cost of providing transmission service to distribution customers is recovered on a fully reconciling basis.

Liquidity
---------

On June 25, 1998, BETG's outstanding line of credit of $35 million was paid in full. On July 9, 1998, BEC established a $225 million revolving credit agreement effective through July 2001. The purpose of this agreement is to provide financing to the holding company for general purposes, investing in its subsidiaries and funding the stock repurchase program.

Boston Edison supplements internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings. Boston Edison has authority from the Federal Energy Regulatory Commission to issue up to $350 million of short-term debt in addition to a $200 million revolving credit agreement and arrangements with several banks to provide additional short-term credit on an uncommitted and as available basis. It also has authority to issue up to $220 million of equity and long-term debt securities under its approved long-term financing plan with the DTE which is available through 1998. Proceeds from issuances under this plan are to be used to refinance short and long-term securities and to fund capital expenditures.

Beginning in June 1998, BEC began repurchasing shares under the common stock repurchase program that was announced in April. BEC Energy common shares will continue to be repurchased from time to time on the open market, through block or privately-negotiated transactions, or a combination. The timing of ongoing repurchases will depend heavily on market conditions.

Year 2000 Computer Issue
------------------------

BEC has a plan to address the year 2000 issue that includes modification of certain applications and replacement of systems that are not year 2000 compliant. The cost associated with year 2000 compliance will be expensed as incurred. In addition, a decision has been made to use this opportunity to upgrade some of BEC's less efficient centralized business systems. Replacement costs associated with these systems will be capitalized and amortized over future periods. Management anticipates completion of the year 2000 project in the third quarter of 1999. Management estimates that it will expend approximately $30 million on these modifications and upgrades.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1) in March 1998. SOP 98-1, effective in 1999, provides specific guidance on whether to capitalize or expense costs within its scope. BEC does not expect this SOP to have a material impact on its consolidated financial position or results of operations.

New Accounting Standards
------------------------

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) which is effective in 1998.
This statement requires the reporting of certain additional information about operating segments as applicable within an enterprise. SFAS 131 disclosure is not required for interim reporting in the initial year of application. BEC is currently evaluating the impact that this statement will have on its future reporting requirements.

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities which is effective in 2000. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. BEC does not expect this statement to have a material impact on its consolidated financial position or results of operations.

Energy Marketing Joint Venture
------------------------------

In August 1998, BEC and Williams Energy Services Company (WESCO), a subsidiary of The Williams Companies, entered into an agreement to transfer BEC's 50% interest in their joint venture, EnergyVision, to WESCO. BEC does not expect this transaction to have a material impact on its consolidated financial position or results of operations.

Safe Harbor Cautionary Statement
--------------------------------

BEC occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. Refer also to the safe harbor cautionary statements included in the Boston Edison 1997 Annual Report on Form 10-K.

The preceding sections include certain forward-looking statements about environmental and legal issues and year 2000.

The impacts of various environmental and legal issues could differ from current expectations. New regulations or changes to existing regulations could impose additional operating requirements or liabilities other than expected. The effects of changes in specific hazardous waste site conditions and cleanup technology could affect estimated cleanup liabilities. The impacts of changes in available information and circumstances regarding legal issues could affect the estimated litigation costs.

The timing and total costs related to the year 2000 plan could differ from current expectations. Factors that may cause such differences include the ability to locate and correct all relevant computer codes and the availability of personnel trained in this area. In addition, BEC cannot predict the nature or impact on operations of third party noncompliance.

Part II - Other Information

Item 5.  Other Information
--------------------------

Paul A. La Camera, age 55, was elected as a Class II Trustee of BEC Energy and member of the Audit, Finance and Risk Management Committee of the Board of Trustees of BEC Energy, effective July 1, 1998. La Camera has been President and General Manager of WCVB-TV Channel 5 since 1997. From 1994 to 1997 he was Vice President and General Manager of the station.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     a)  Exhibits filed herewith:

            Exhibit 15 - Letter Re Unaudited Interim Financial Information

                  15.1 - Report of Independent Accountants

            Exhibit 27 - Financial Data Schedule

                  27.1 - Schedule UT

            Exhibit 99 - Additional Exhibits

                  99.1 - Letter of Independent Accountants

                         Form S-3 Registration Statement filed by BEC Energy on July 2, 1998 (File No. 33-59693); Form S-8
                         Registration Statements filed by BEC Energy on
                         June 17, 1998 (File Nos. 33-58457, 33-59662 and
                         33-59682) and June 29, 1998 (File No. 333-30975-99)

     b) A Form 8-K dated May 20, 1998 announced the formation of the holding company, BEC Energy, and the registration of BEC Energy common shares under the Securities Act of 1933.

                                  Signature
                                  ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






























                                                          BEC ENERGY
                                                         ------------
                                                         (Registrant)




Date:  August 13, 1998                          /s/ Robert J. Weafer, Jr.
                                                ------------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President-Finance,
                                                    Controller, Assistant
                                                    Treasurer and Assistant
                                                    Clerk