Form 10-Q
period 1998-09-30
B E C ENERGY
filed 1998-11-16
CIK 1035675

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

                                      or

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


Yes     x    No
      -----       ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at September 30, 1998
-----                                        ---------------------------------
Common Shares, $1 par value                  47,184,073 shares

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                                 BEC Energy
                      Consolidated Statements of Income
                                 (Unaudited)
                   (in thousands, except per share amounts)

                                        Three Months              Nine Months
                                 Ended September 30,      Ended September 30,
                                     1998       1997         1998        1997
                                 --------   --------   ----------  ----------
Operating revenues               $476,459   $520,414   $1,257,001  $1,370,104
                                 --------   --------   ----------  ----------

Operating expenses:
  Energy supply                   191,197    202,991      522,262     607,150
  Operations and maintenance       88,610    103,569      272,908     301,321
  Depreciation and amortization    22,394     29,089       69,519      71,273
  Demand side management and
   renewable energy programs       10,102      7,463       27,144      21,560
  Taxes - property and other       15,312     24,808       62,684      76,963
  Income taxes                     48,797     45,821       88,487      78,395
                                 --------   --------   ----------  ----------
    Total operating expenses      376,412    413,741    1,043,004   1,156,662
                                 --------   --------   ----------  ----------

Operating income                  100,047    106,673      213,997     213,442

Other income (expense), net        (4,809)     1,697      (10,392)      3,508
                                 --------   --------   ----------  ----------
Operating and other income         95,238    108,370      203,605     216,950
                                 --------   --------   ----------  ----------

Interest charges:
  Long-term debt                   19,457     23,049       63,489      69,436
  Other                               701      4,174        8,420      12,129
  Allowance for borrowed funds
   used during construction          (410)      (271)        (975)       (949)
                                 --------   --------   ----------  ----------
    Total interest charges         19,748     26,952       70,934      80,616
                                 --------   --------   ----------  ----------

Net income                         75,490     81,418      132,671     136,334

Preferred dividends of subsidiary   1,486      2,919        7,275      10,230
                                 --------   --------   ----------  ----------

Earnings available for common
 shareholders                    $ 74,004   $ 78,499   $  125,396  $  126,104
                                 ========   ========   ==========  ==========
Weighted average common shares
 outstanding:
    basic                          47,691     48,515       48,239      48,515
                                   ======     ======       ======      ======
    diluted                        47,859     48,572       48,387      48,538
                                   ======     ======       ======      ======

Earnings per common share:
 basic                              $1.55      $1.62        $2.60       $2.60
                                    =====      =====        =====       =====
 diluted                            $1.55      $1.62        $2.59       $2.60
                                    =====      =====        =====       =====

Dividends declared per common
 share                              $0.47      $0.47        $1.41       $1.41
                                    =====      =====        =====       =====

The accompanying notes are an integral part of the consolidated financial statements.

                                 BEC Energy
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                            September 30,     December 31,
                                                     1998             1997
                                            -------------     ------------
Assets
------
Utility plant in service, at original cost     $2,689,406       $4,451,134
  Less: accumulated depreciation                  903,432        1,712,903
                                               ----------       ----------
                                                1,785,974        2,738,231
Generation-related regulatory asset, net          374,095                0
Nuclear fuel, net                                  60,049           67,935
Construction work in progress                      43,812           33,292
                                               ----------       ----------
   Net utility plant                            2,263,930        2,839,458

Non-utility property                               19,543           14,669

Nuclear decommissioning trust                     168,990          151,634
Equity investments                                 80,975           35,455
Other investments                                   8,109            7,107

Current assets:
  Cash and cash equivalents                       146,845            4,140
  Accounts receivable                             255,752          207,093
  Accrued unbilled revenues                        21,736           30,048
  Fuel, materials and supplies,
   at average cost                                 17,198           60,834
  Prepaid expenses and other                       67,364           31,283
                                               ----------       ----------
   Total current assets                           508,895          333,398
                                               ----------       ----------

Other regulatory assets:
  Power contracts                                  62,534           71,445
  Income taxes, net                                51,876           51,096
  Redemption premiums                              24,016           27,019
  Postretirement benefits costs                    21,804           22,441
  Other                                             1,045           23,369
                                               ----------       ----------
   Total regulatory assets                        161,275          195,370

Other deferred debits                              29,456           45,256
                                               ----------       ----------

   Total assets                                $3,241,173       $3,622,347
                                               ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                 BEC Energy
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                            September 30,      December 31,
                                                     1998              1997
                                            -------------      ------------
Capitalization and Liabilities
------------------------------
Common equity:
  Common shares and premium                    $  691,393        $  744,652
  Retained earnings                               378,696           328,802
                                               ----------        ----------
   Total common equity                          1,070,089         1,073,454
                                               ----------        ----------

Cumulative preferred stock of subsidiary:
  Nonmandatory redeemable series                   43,000            83,000
  Mandatory redeemable series                      48,980            78,093
                                               ----------        ----------
   Total preferred stock                           91,980           161,093
                                               ----------        ----------

Long-term debt                                    955,638         1,057,076
                                               ----------        ----------

   Total capitalization                         2,117,707         2,291,623
                                               ----------        ----------

Current liabilities:
  Long-term debt/preferred stock
   due within one year                              1,067           102,667
  Notes payable                                    60,000           137,013
  Accounts payable                                103,888            87,015
  Transition contract payable                      31,223                 0
  Taxes payable                                    33,628              (630)
  Accrued interest                                 12,198            24,289
  Dividends payable                                23,170            24,748
  Other                                           154,089           128,691
                                               ----------        ----------
   Total current liabilities                      419,263           503,793
                                               ----------        ----------

Deferred credits:
  Accumulated deferred income taxes               351,204           485,738
  Accumulated deferred investment tax credits      46,714            60,736
  Nuclear decommissioning liability               172,423           155,182
  Power contracts                                  62,534            71,445
  Other                                            71,328            53,830
                                               ----------        ----------
   Total deferred credits                         704,203           826,931

Commitments and contingencies                  __________        __________

   Total capitalization and liabilities        $3,241,173        $3,622,347
                                               ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                 BEC Energy
                     Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (in thousands)
                                             Nine Months Ended September 30,
                                                      1998              1997
                                                 ---------         ---------
Operating activities:
  Net income                                     $ 132,671         $ 136,334
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                  178,051           170,395
    Deferred income taxes and investment
     tax credits                                  (149,710)          (21,707)
    Allowance for borrowed funds used during
     construction                                     (975)             (949)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                             (40,347)            3,704
    Fuel, materials and supplies                    27,819              (172)
    Transition contract and other
     accounts payable                               48,096           (45,242)
    Other current assets and liabilities             9,906            27,841
    Other, net                                      25,018            (4,590)
                                                 ---------         ---------
Net cash provided by operating activities          230,529           265,614
                                                 ---------         ---------

Investing activities:
  Plant expenditures (excluding AFUDC)             (67,443)          (90,900)
  Proceeds from sale of fossil assets              533,633                 0
  Nuclear fuel expenditures                        (11,141)           (2,811)
  Investments                                      (62,876)          (28,711)
                                                 ---------         ---------
Net cash provided by (used in) investing
 activities                                        392,173          (122,422)
                                                 ---------         ---------

Financing activities:
  Issuances/(repurchases)
    Common shares                                  (53,285)              144
    Long-term debt                                       0           100,000
  Redemptions:
    Preferred stock                                (71,519)          (44,000)
    Long-term debt                                (201,600)         (101,600)
  Net change in notes payable                      (77,013)          (17,164)
  Dividends paid                                   (76,580)          (79,234)
                                                 ---------         ---------
Net cash used in financing activities             (479,997)         (141,854)
                                                 ---------         ---------

Net increase in cash and cash equivalents          142,705             1,338
Cash and cash equivalents at beginning of year       4,140             5,651
                                                 ---------         ---------
Cash and cash equivalents at end of period       $ 146,845         $   6,989
                                                 =========         =========

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
   Interest, net of amounts capitalized          $  79,660         $  87,916
                                                 =========         =========
   Income taxes                                  $ 182,258         $  59,289
                                                 =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Unaudited Consolidated Financial Statement
---------------------------------------------------

A)  Basis of Presentation
    ---------------------

Boston Edison Company (Boston Edison) received final approval of its reorganization plan to form a holding company structure from the Securities and Exchange Commission on May 20, 1998. Effective May 20 the holding company, BEC Energy (BEC), was formed with Boston Edison as a wholly owned subsidiary of BEC. Under the new holding company structure the owners of Boston Edison's common stock became BEC common shareholders. Existing debt and preferred stock of Boston Edison remained obligations of the regulated utility business. Effective June 25, 1998, Boston Energy Technology Group
(BETG) ceased being a subsidiary of Boston Edison and became a wholly owned subsidiary of BEC. The accompanying consolidated financial statements reflect the results of operations and cash flows of Boston Edison prior to the reorganization. The consolidated balance sheet at December 31, 1997 reflects the financial position of Boston Edison which also included BETG.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Boston Edison 1997 Annual Report on Form 10-K and Form 10-Q for the period ended March 31, 1998 and the BEC Form 10-Q for the period ended June 30, 1998. The financial information presented as of September 30 has been prepared from BEC's books and records without audit by independent accountants. Financial information as of December 31 has been derived from the audited financial statements of Boston Edison, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of BEC's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

Under the Boston Edison restructuring settlement agreement, which was approved by the Massachusetts Department of Telecommunications and Energy (DTE), approximately 75% of the net assets of Pilgrim Nuclear Power Station are recoverable through a non-bypassable transition charge of the utility's distribution business. The distribution business continues to be subject to rate-regulation. The remaining 25% is collected under Pilgrim's wholesale power contracts with other utilities and municipalities. Consistent with the guidance from accounting authoritative bodies regarding any impaired portion of utility plant assets identified for recovery in a legislative/rate order, the 1998 consolidated balance sheet reflects a reclassification of the Pilgrim net assets recoverable through the transition charge from utility plant to regulatory asset. This Pilgrim regulatory asset, included in the generation-related regulatory asset on the consolidated balance sheet at September 30, 1998, continues to be grouped with utility plant for financial statement presentation. Refer to Note C of Item 8 in the Boston Edison 1997 Annual Report on Form 10-K for more information on the accounting implications of the electric utility industry restructuring and the utility's related settlement agreement.

Finalization of the sale of Boston Edison's fossil generating assets to Sithe Energies took place on May 15, 1998. Boston Edison received proceeds from the sale of $655 million, including $121 million for a six-month transitional

<PAGE 7)
power purchase contract. The amount received above net book value on the sale of these assets will be returned to Boston Edison's customers over the settlement period. That amount is partially offset by certain costs recoverable through the transition charge due to the support of standard offer service provided by Boston Edison's fossil generating assets prior to the fossil divestiture. The net deferred gain is included as a reduction to the generation-related regulatory asset on the consolidated balance sheet at September 30, 1998. In addition, Boston Edison received $19 million from Sithe for inventory and other closing adjustments.

Under the terms of Boston Edison's settlement agreement, generation and purchased power costs are recovered from customers. The settlement agreement allows for the deferral of the difference between these costs and the amounts billed to customers with a return for future recovery. The net undercollection from the settlement recovery mechanisms at September 30, 1998 was more than offset by an overrecovery of approximately $36 million from the fuel and purchased power clause and is included in other regulatory assets on the consolidated balance sheet. The fuel and purchased power clause ceased on March 1, 1998. The inclusion of the over recovered fuel and purchased power clause costs as an offset to the settlement recovery mechanisms is consistent with Boston Edison's proposal made to the DTE. Generation and purchased power costs recoverable under the settlement agreement have been separately reflected as energy supply expenses on the consolidated statements of income. These costs include retail generation-related depreciation and amortization, decommissioning and other operating costs recovered through the transition charge. The corresponding 1997 expenses have been reclassified for comparability.

The preparation of financial statements in conformity with GAAP requires BEC to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The results of operations for the three and nine-month periods ended September 30, 1998 and 1997 are not indicative of the results which may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions.

B)  Nature of Operations
    --------------------

Within the newly restructured electric utility industry, BEC has announced its intention to focus its utility operations on the transmission and distribution of energy. In April 1998, Boston Edison began soliciting expressions of interest for the sale of Pilgrim Nuclear Power Station as part of the previously announced strategy to exit the generation business. Final bids for the purchase of Pilgrim were received on October 16, 1998. Boston Edison is currently evaluating those bids and anticipates signing a purchase and sale agreement by year-end 1998. Boston Edison provides standard offer service to all customers of record as of the retail access date, March 1, 1998. Default service is provided to customers who are not eligible for standard offer service or who elect to not contract with a competitive energy supplier. As of September 30, 1998, 90% of customers are receiving standard offer service, while 10% are receiving default service. No customers are receiving generation service from competitive suppliers. Boston Edison delivers electricity at retail to an area of 590 square miles, including the City of Boston and 39 surrounding cities and towns. It also supplies electricity at wholesale for resale to other utilities and municipal electric departments. Boston Edison is required to continue to develop and implement electric demand side management programs as well as to provide funding for renewable energy projects pursuant to the Massachusetts electric industry restructuring legislation enacted in November 1997. In addition, BEC conducts unregulated activities through its unregulated subsidiaries. Refer to Note A of Item 8 in the Boston Edison 1997 Annual Report on Form 10-K for information regarding BEC's telecommunications joint venture.

C)  Contingencies
    -------------

1. Hazardous Waste

Boston Edison is an owner or operator of approximately 20 properties where oil or hazardous materials were spilled or released. As such, Boston Edison is required to clean up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison continues to evaluate the cleanup costs of these sites. It also faces possible liability as a potentially responsible party in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison is one of many potentially responsible parties and currently expects to have only a small percentage of the total potential liability for these sites. Through September 30, 1998, BEC had approximately $6 million accrued on its consolidated balance sheet related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount, however based on its assessments of the specific site circumstances, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

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

3. Connecticut Yankee

Boston Edison is a 9.5% equity investor and power purchaser of Connecticut Yankee Atomic Power Company (CYAPC). The investment in CYAPC at September 30, 1998 is approximately $10 million and is included in equity investments on the consolidated balance sheet. In December 1996, the Board of Directors of CYAPC, which owns and operates the Connecticut Yankee nuclear electric generating unit, unanimously voted to retire the unit. The decision was based on an economic analysis of the costs of operating the unit through 2007, the period of the operating license, compared to the costs of closing the unit and incurring replacement power costs for the same period.

In December 1996, CYAPC filed for rate relief at the Federal Energy Regulatory Commission (FERC) seeking to recover certain post-operating costs, including decommissioning. On August 31, 1998, the FERC Administrative Law Judge (ALJ) released an initial decision regarding CYAPC's filing. This decision called for the disallowance of the common equity return on the CYAPC investment subsequent to the shutdown. The decision also stated that decommissioning collections should continue to be based on a previously approved estimate, with an adjustment for inflation, until a more reliable estimate is developed. In October 1998, both CYAPC and Northeast Utilities, a 49% equity investor in CYAPC, filed briefs on exceptions to the ALJ decision. If the initial decision is upheld, CYAPC could be required to write off a portion of its investment in the generating unit and refund a portion of the previously collected return on investment. Management is currently unable to determine the ultimate outcome of this proceeding, however, the estimate of the effect of the ALJ's initial decision does not have a material impact on its consolidated financial position or results of operations.

4. Industry and Corporate Restructuring Legal Proceedings/Referendum Campaign

The DTE order approving the Boston Edison settlement agreement and the DTE order approving the formation of BEC as a holding company have been appealed by certain parties to the Massachusetts Supreme Judicial Court. In addition, along with other Massachusetts investor-owned utilities, Boston Edison has been named as a defendant in a class action suit seeking to declare certain provisions of the Massachusetts electric industry restructuring legislation unconstitutional. Management is currently unable to determine the outcome of these proceedings or the impact the proceedings may have on its consolidated financial position or results of operations.

A referendum seeking repeal of the Massachusetts electric industry restructuring legislation that was enacted in November 1997 was overwhelmingly defeated by a better than 70% to 30% margin in a state-wide general election held on November 3, 1998. This outcome allows the comprehensive framework established for the restructuring of the electric industry to continue as intended under the enacted legislation.

5. Regulatory Proceeding

In October 1997, the DTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order which permitted the formation of BETG and authorized Boston Edison to invest up to $45 million in unregulated activities. The DTE has scheduled hearings on this matter for the fourth quarter. Management is currently unable to determine the outcome of this proceeding or the impact the proceeding may have on its consolidated financial position or results of operations.

6. Plymouth Lawsuit

In October 1998, the town of Plymouth, Massachusetts, the site of Pilgrim Nuclear Power Station, filed suit against Boston Edison. The town claims that Boston Edison has wrongfully failed to execute an agreement with the town for payments in addition to taxes due to the town under the recently enacted Massachusetts electric industry restructuring legislation. Boston Edison has disputed the town's claim and will vigorously defend itself. Management is unable to determine the ultimate outcome of this action or the impact it may have on its consolidated financial position or results of operations.

7. Litigation

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

                                                        1998       1997
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             5.1        4.5
Investment tax credit amortization                      (6.8)      (3.3)
Other                                                    0.8        0.1
                                                        ----       ----
  Effective tax rate                                    34.1%      36.3%
                                                        ====       ====

The estimate of the 1998 effective tax rate declined by 5% as a result of the recognition in net income of the remaining unamortized investment tax credits related to Boston Edison's fossil generating assets at the time of their sale. This shareholder benefit is included in other expense, net in the consolidated statement of income for the nine-month period ended September 30, 1998.

E)  Financing Activity
    ------------------

On May 15, 1998, Boston Edison closed the sale of its fossil generating assets and received total proceeds of $674 million in cash. $202 million of these funds were used to retire short-term debt securities. BEC borrowed $60 million under its $225 million revolving credit agreement in the third quarter. The outstanding amount under the credit agreement is reflected as notes payable on the September 30, 1998 consolidated balance sheet.

In June 1998, Boston Edison's $100 million 6.662% outstanding bank loan was redeemed. Boston Edison also redeemed $2 million of mandatory and $2 million of the optional 7.27% sinking fund series preferred stock in May 1998. In March 1998, $100 million of 5.95% debentures matured.

In July 1998, Boston Edison redeemed the remaining $32 million 7.27% sinking fund series preferred stock along with the $40 million 7.75% series preferred stock.

As of September 30, 1998, BEC has repurchased 1.3 million shares under its previously announced common share repurchase program.

F)  Earnings Per Common Share
    -------------------------

The following table summarizes the reconciling amounts between basic and diluted earnings per share (EPS) computations.

(in thousands, except per share amounts)

                                           Three months           Nine months
                                    Ended September 30,   Ended September 30,
                                      1998         1997      1998        1997
                                   -------      -------  --------    --------
Net income                         $75,490      $81,418  $132,671    $136,334
Less: preferred dividends of
 subsidiary                          1,486        2,919     7,275      10,230
                                   -------      -------  --------    --------

Earnings available for common
 shareholders                      $74,004      $78,499  $125,396    $126,104

Basic EPS                            $1.55        $1.62     $2.60       $2.60

Diluted EPS                          $1.55        $1.62     $2.59       $2.60

Weighted average common shares
 outstanding for basic EPS          47,691       48,515    48,239      48,515

Effect of dilutive securities:

Weighted average potential common
 shares related to share-based
 compensation                          168           57       148          23

Weighted average common shares
 outstanding for diluted EPS        47,859       48,572    48,387      48,538

G)  Nuclear Decommissioning
    -----------------------

An update of Pilgrim Nuclear Power Station's decommissioning cost study was filed with the DTE in November 1998. The updated study includes an estimate of decommissioning and fuel storage costs of approximately $600 million in 1997 dollars.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations - Three Months Ended September 30, 1998 vs. Three Months
------------------------------------------------------------------------------
Ended September 30, 1997
------------------------

Earnings per common share for the three months ended September 30, 1998 were $1.55 as compared to $1.62 for the same period in 1997. The decrease reflects the effect of the mandated 10% retail rate reduction which became effective as of March 1, 1998 under the Massachusetts Electric Utility Restructuring Law. In addition, unregulated subsidiary losses were higher in 1998. These negative impacts were partially offset by a decrease in operations and maintenance expense resulting from the fossil divestiture in May 1998 along with continued cost control efforts.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note A to the Consolidated Financial Statements.

Operating revenues

Operating revenues decreased 8.4% during the third quarter of 1998 as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                      $(37,519)
Wholesale revenues                                (818)
Short-term sales and other revenues             (5,618)
------------------------------------------------------
  Decrease in operating revenues              $(43,955)
======================================================

Retail electric revenues decreased due to the 10% retail rate reduction effective for electricity usage as of March 1, 1998. The decrease from the rate reduction was partially offset by a 6.1% increase in kWh sales for the quarter. The increase in kWh sales was due to warmer summer temperatures and continued strong economic conditions in the Boston area.

Operating expenses

Energy supply expense includes fuel and purchased power, retail generation-related depreciation and amortization, decommissioning and other operating costs recovered through the transition charge. Energy supply expense decreased approximately $12 million. Total fuel and purchased power expenses decreased approximately $18 million. This decrease reflects lower company fuel costs and the timing effect of the fuel and purchased power and standard offer cost collection mechanisms. Lower fuel costs in the third quarter reflect the first full reporting period since the sale of Boston Edison's fossil generating assets to Sithe Energies in May 1998. This decrease was partially offset by higher purchased power costs that include a six-month transitional power purchase contract with Sithe that began in May. Boston Edison received $121 million from Sithe to enter into the transition contract. The capacity portion of the Sithe purchased power costs is offset by the recognition of the payment from Sithe and, therefore, has no net effect on earnings.

Operations and maintenance expense decreased $15 million. The decrease is primarily due to the impact of the fossil divestiture.

The decrease in depreciation and amortization expense is due to an $8.7 million nonrecurring charge to depreciation expense in the third quarter of 1997 to reflect the removal of specific nuclear-related intangible assets from the balance sheet. This was partially offset by an increase in the composite distribution depreciation rate effective March 1, 1998 in accordance with the settlement agreement.

The increase in demand side management (DSM) and renewable energy programs reflects an increase in the required spending for DSM programs in 1998. In addition, the renewable energy programs expense is the result of a new state mandate for the funding of renewable energy that became effective March 1, 1998. Renewable energy expenses are collected through distribution revenues and, therefore, have no net effect on earnings.

The decrease in property and other taxes is due to a decrease in municipal property taxes as a result of the divestiture of the fossil generating stations in May 1998.

Other income (expense), net

Other income in the third quarter of 1997 includes interest income from the favorable outcome of an IRS appeal related to investment tax credits. Also impacting the comparison of 1998 to 1997 are higher unregulated subsidiary losses in 1998.

Interest charges

Interest charges on long-term debt decreased due to the maturing of $100 million of 5.95% debentures in March 1998 and the cessation of amortization of the associated redemption premiums along with the redemption of a $100 million 6.662% bank loan in June 1998.

Interest charges on short-term debt decreased due to the redemption of Boston Edison's outstanding short-term debt with the fossil divestiture proceeds.

Preferred stock dividends

Preferred stock dividends decreased as a result of the redemption of 40,000 shares of 7.27% series cumulative preferred stock in May 1998, the remaining 320,000 shares of the 7.27% series in July 1998 and 400,000 shares of 7.75% series cumulative preferred stock in July 1998.

Results of Operations - Nine Months Ended September 30, 1998 vs. Nine Months
----------------------------------------------------------------------------
Ended September 30, 1997
------------------------

Earnings per common share for the nine months ended September 30, 1998 and September 30, 1997 were $2.60. Earnings in 1998 were positively impacted by decreases in operations and maintenance expense, municipal property taxes and interest expense resulting from the fossil divestiture in May 1998. Warmer summer weather and the continued strong local economy also had a positive impact on earnings. These positive impacts were offset by the rate reduction mandated under Boston Edison's settlement agreement and an increase in unregulated subsidiary losses.

The results of operations for the nine months ended September 30, 1998 are not indicative of the results which may be expected for the entire year due to the seasonality of kWh sales and revenues. Refer to Note A to the Consolidated Financial Statements.

Operating revenues

Operating revenues decreased 8.3% during the first nine months of 1998 as follows:

(in thousands)
--------------------------------------------------------
Retail electric revenues                       $(107,512)
Wholesale revenues                                (3,545)
Short-term sales and other revenues               (2,046)
--------------------------------------------------------
  Decrease in operating revenues               $(113,103)
========================================================

Retail electric revenues decreased partly due to the timing effect of fuel and purchased power cost recovery. Prior to its cessation as of March 1, 1998, the fuel clause charge was lower than the prior year as the 1997 charge reflected the recovery of substantial prior period undercollections. Fuel clause revenues were offset by fuel and purchased power expenses and, therefore, had no net effect on earnings. Retail electric revenues also reflect the impact of the mandated 10% retail rate reduction. The rate reduction partially offset the impact of the 2.7% increase in kWh sales in 1998. Warmer than usual summer weather and the strong economic conditions in 1998 offset the negative impacts from the mild winter weather.

Operating expenses

Energy supply expense includes fuel and purchased power, retail generation-related depreciation and amortization, decommissioning and other operating costs recovered through the transition charge. Energy supply expense decreased approximately $85 million. Total fuel and purchased power expenses decreased approximately $93 million. The decrease in company fuel costs resulting from the fossil divestiture in May 1998 was significantly offset by an increase in purchased power subsequent to the divestiture. Purchased power costs include the six-month transitional power purchase contract with Sithe Energies that began in May. As the capacity portion of the Sithe purchased power costs is offset by the recognition of the payment from Sithe, those costs have no net effect on earnings. The timing effect of the fuel and purchased power and standard offer cost collection mechanisms also contributed to the decrease.

Operations and maintenance expense decreased approximately $28 million. The decrease reflects lower employee benefits costs, lower nuclear spending and the impact of the fossil divestiture. The comparison of 1998 and 1997 is also positively impacted by the April 1997 Boston area storm.

The decrease in depreciation and amortization expense is due to the $8.7 million nonrecurring charge in the third quarter of 1997 as discussed in the results of operations for the third quarter. This was partially offset by the increase in the composite distribution depreciation rate in accordance with the settlement agreement.

As discussed in the results of operations for the third quarter, the increase in DSM and renewable energy programs expense reflects an increase in the required spending for DSM programs in 1998. In addition, the renewable energy programs expense is the result of a new state mandate for the funding of renewable energy that became effective March 1, 1998. Renewable energy expenses are collected through distribution revenues and, therefore, have no net effect on earnings.

The decrease in property and other taxes is due to the decrease in municipal property taxes resulting from the fossil divestiture.

Other income (expense), net

The increase in other expense, net reflects certain costs related to the fossil divestiture, net of the related tax benefits, including the recognition of previously deferred investment tax credits associated with the fossil generating stations. Also negatively impacting the comparison of 1998 to 1997 is the interest income from the favorable outcome of an IRS appeal related to investment tax credits received in the third quarter of 1997. In addition, unregulated subsidiary losses were higher in 1998 as BETG's telecommunications joint venture with RCN began operations in the second quarter of 1997.

Interest charges

Interest charges on long-term debt decreased due to the maturing of $100 million of 5.70% debentures in March 1997, $100 million of 5.95% debentures in March 1998 and the cessation of amortization of the associated redemption premiums along with the redemption of a $100 million 6.662% bank loan in June 1998.

Interest charges on short-term debt decreased due to the redemption of Boston Edison's outstanding short-term debt with proceeds from the fossil divestiture.

Preferred stock dividends

Preferred stock dividends decreased as a result of Boston Edison's redemption of 40,000 shares of 7.27% series cumulative preferred stock in May 1998 and 1997, the remaining 320,000 shares of the 7.27% series and 400,000 shares of 7.75% series cumulative preferred stock in July 1998 and 400,000 shares of 8.25% series in June 1997.

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

As part of the restructuring settlement agreement, the annual performance adjustment charge ceased and the cost recovery mechanism for Pilgrim Station changed effective March 1, 1998. Approximately 25% of the operations and capital costs, including a return on investment, continues to be collected under wholesale contracts with other utilities and municipalities. Refer to the Electric Revenues section of Item 7 of the Boston Edison 1997 Annual Report on Form 10-K for a description of Pilgrim's new cost recovery mechanism.

The rates of Boston Edison's distribution business will remain unchanged, subject to a minimum and maximum return on average common equity (ROE) until December 31, 2000. Refer to the Electric Revenues section of Item 7 of the Boston Edison 1997 Annual Report on Form 10-K for detail regarding the minimum and maximum ROE. Under the Boston Edison settlement agreement, the cost of providing transmission service to distribution customers is recovered on a fully reconciling basis.

Liquidity
---------

On June 25, 1998, BETG's outstanding line of credit of $35 million was paid in full. On July 9, 1998, BEC established a $225 million revolving credit agreement effective through July 2001. BEC borrowed $60 million under this credit agreement in the third quarter in the form of short-term debt. These funds are used to provide financing to the holding company for general purposes, invest in its subsidiaries and fund the share repurchase program.

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

In April 1998, Boston Edison announced a common share repurchase program under which it would repurchase up to four million of its common shares. BEC has assumed this program since the reorganization to a holding company structure. As of September 30, 1.3 million shares have been repurchased. Under this program, shares are repurchased through open market, block or privately-negotiated transactions, or a combination. The timing and actual number of shares repurchased will be impacted by market conditions.

Year 2000 Computer Issue
------------------------

The year 2000 issue is the result of computer programs that were written using two digits rather than four to define an applicable year. If computer programs with date-sensitive functions are not year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions and engage in other normal business activities. BEC has a year 2000 program in place that is addressing the risk of non-compliant internal business software, internal non-business software and embedded chip technology and external noncompliance of third parties.

BEC's plan to address the year 2000 issue includes modification of certain applications and replacement of systems that are not year 2000 compliant. The cost associated with year 2000 compliance will be expensed as incurred. In addition, a decision has been made to use this opportunity to upgrade some of BEC's less efficient centralized business systems. Replacement costs associated with these systems will be capitalized and amortized over future periods. Management estimates that it will expend approximately $30 million on these system modifications and upgrades. For each system designated as "critical" (defined as being necessary to safely provide a reliable flow of electricity), BEC's year 2000 program requires system testing and a contingency plan to be developed.

As part of the year 2000 program, significant suppliers, service providers and other vendors were contacted to determine year 2000 readiness. Many third parties have noted that they are already year 2000 compliant or in the process of becoming compliant. In addition to the risk faced from its dependence on other third party suppliers, BEC has a risk that power will not be available from the New England Power Pool (NEPOOL) for purchase and distribution to Boston Edison's customers. Should NEPOOL fail to resolve its year 2000 issues as planned, there would be an adverse impact to Boston Edison. To mitigate this risk, efforts are being coordinated with NEPOOL to establish inter-utility testing guidelines to determine year 2000 readiness. Boston Edison is also a participant in the NEPOOL/ISO New England Year 2000 Joint Oversight Committee which has been given responsibility for the operational reliability of NEPOOL.

The year 2000 program remains on schedule with anticipated completion in the third quarter of 1999. However, management believes it is not possible to determine with complete certainty that all potential year 2000 problems have been identified or will be corrected due to the complexity and pervasiveness of the issue. In the event that compliance is not completed as anticipated, it is reasonably possible that the year 2000 issue could have an adverse effect on operations.

New Accounting Standards
------------------------

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) which is effective in 1998.
This statement requires the reporting of certain additional information about operating segments as applicable within an enterprise. SFAS 131 disclosure is not required for interim reporting in the initial year of application. BEC will include the selected financial information and disclosures as required in its 1998 Annual Report on Form 10-K and its future interim reports on Form 10-Q as appropriate.

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

Energy Marketing Joint Venture
------------------------------

In August 1998, BEC and Williams Energy Services Company (WESCO), a subsidiary of The Williams Companies, entered into an agreement to sell BETG's 50% interest in their joint venture, EnergyVision, to WESCO. This transaction did not have a material impact on BEC's consolidated financial position or results of operations.

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

Part II - Other Information

Item 5.  Other Information
--------------------------

Under recent changes to the Federal proxy rules, if a stockholder who wishes to present a proposal at the 1999 Annual Meeting that will not be included in the proxy statement fails to notify management by February 15, 1999, then the proxies that management solicits for the 1999 Annual Meeting will include discretionary authority to vote on the stockholder's proposal, if it is properly brought before the meeting.

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

     b)  No Form 8-K was filed during the third quarter of 1998.

                                  Signature
                                  ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






























                                                          BEC ENERGY
                                                         ------------
                                                         (Registrant)




Date:  November 16, 1998                        /s/ Robert J. Weafer, Jr.
                                                ------------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President-Finance,
                                                    Controller, Assistant
                                                    Treasurer and Assistant
                                                    Clerk