Form 10-K405/A
period 1998-12-31
B E C ENERGY
filed 1999-05-13
CIK 1035675

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                         Commission file number 1-14768
                                   BEC ENERGY
             (Exact name of registrant as specified in its charter)

                Massachusetts                       04-6830187
--------------------------------------------------------------------------------
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)

     800 Boylston Street, Boston, Massachusetts          02199
--------------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  1-888-423-2364
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                           on which registered
     -------------------                           ------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding at March 26, 1999
        --------------------------       -----------------------------
        Common Stock, $1 par value               46,471,173 shares

BEC Energy
--------------------------------------------------------------------------------

Form 10-K/A Annual Report
--------------------------------------------------------------------------------

December 31, 1998
--------------------------------------------------------------------------------

Part I                                                           Page
--------------------------------------------------------------------------------

Item  1.  Business                                                  2

Item  2.  Properties and Power Supply                               6

Item  3.  Legal Proceedings                                         8

Item  4.  Submission of Matters to a Vote of Security Holders       9


Part II
--------------------------------------------------------------------------------

Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters                                      12

Item  6.  Selected Financial Data                                  13

Item  7.  Management's Discussion and Analysis                     14

Item  8.  Financial Statements and Supplementary Financial
          Information                                              30

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                      58


Part III
--------------------------------------------------------------------------------

Item 10.  Trustees and Executive Officers of the Registrant        59

Item 11.  Executive Compensation                                   62

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                               70

Item 13.  Certain Relationships and Related Transactions           71


Part IV
--------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                 72

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

                                   1998   1997   1996
------------------------------------------------------
Retail electric revenues:
  Commercial                         51%    51%    50%
  Residential                        27%    27%    27%
  Industrial                          9%     9%     9%
  Other                               1%     1%     2%
Wholesale and contract revenues      12%    12%    12%
=====================================================

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

In order to obtain fuel for use at Pilgrim Station, Boston Edison must obtain supplies of uranium concentrates and secure contracts for these concentrates to go through the processes of conversion, enrichment and fabrication of nuclear fuel assemblies. Boston Edison currently has contracts for supplies of uranium concentrates and the processes of conversion, enrichment and fabrication through 2002, 2000, 2004 and 2012, respectively. Following the planned sale of Pilgrim, it is expected that each of these contracts for future commitments will either be terminated or permitted to expire in accordance with their terms. Boston Edison may be subject to a penalty of approximately $10 million to terminate one of these contracts. Management anticipates any payment will be collected from customers under the terms of the Boston Edison settlement agreement. None of these supply contracts have been assigned to Entergy.

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

(d) Financial Information about Foreign and Domestic Operations and Export Sales
--------------------------------------------------------------------------------

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

In addition, management could undertake certain actions regarding Pilgrim Station at the request or suggestion of its insurers or the Institute of Nuclear Power Operations, a voluntary association of nuclear utilities dedicated to the promotion of safety and reliability in the operation of nuclear power plants. Nuclear power continues to be a subject of political controversy and public debate manifested from time to time in the form of requests for various kinds of federal, state and local legislative or regulatory action, direct voter initiatives or referenda or litigation. Management cannot predict the extent, cost or timing of any modifications to Pilgrim which could be necessary as a result of additional regulatory or other requirements. As discussed in Sources and Availability of Fuel of this item, Boston Edison entered into a purchase and sale agreement with Entergy for the sale of Pilgrim Station. The DTE approved the sale of Pilgrim in March 1999. Other required approvals are anticipated in the second quarter of 1999. Such approvals are required for the completion of the Pilgrim sale. Provided that all required approvals are received and the sale of Pilgrim proceeds as planned, Boston Edison will transfer its regulatory and legal liability and responsibility for Pilgrim to Entergy, except for any outstanding liabilities related to pre-closing occurrences. If the required approvals are not received as anticipated, the agreement with Entergy could be terminated. If Boston Edison is ultimately unable to sell Pilgrim, management expects it would recover all stranded Pilgrim costs, including decommissioning under the Boston Edison settlement agreement.

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

Management continuously reviews its capital expenditure and financing programs. These programs and, therefore, the estimates included in this Form 10-K/A are subject to revision due to changes in regulatory requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

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

Item 2.  Properties and Power Supply
------------------------------------

Total electric generation capacity from facilities owned by Boston Edison consisted of the following:

                                                                     Year
Unit (a)                    Location        Capacity (b)   Type    Installed
-------------------------------------------------------------------------------
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

Management is currently unable to determine the outcome of these outstanding proceedings however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

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

Management is currently unable to determine the outcome of these proceedings however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

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

                          1998               1997
                  -------------------  ----------------
                    High       Low      High      Low
                  ---------  --------  -------  -------
First quarter     $41 15/16  $35 1/16  $27 3/8  $26
Second quarter    $42   5/8  $ 38 7/8  $26 5/8  $24 5/8
Third quarter     $44  5/16  $ 37 3/4  $30 7/8  $26 1/2
Fourth quarter    $44 15/16  $ 39 5/8  $38 3/8  $30 1/4
                  =========  ========  =======  =======

(b) Holders
-----------

As of March 26, 1999, there were 29,234 holders of BEC common stock.

(c) Dividends
-------------

Dividends declared per share of common stock for each of the quarters in 1998 and 1997 were as follows. (Prior to May 1998, the information listed refers to Boston Edison common stock.)

                   1998    1997
                  ------  ------
First quarter     $0.470  $0.470
Second quarter    $0.470  $0.470
Third quarter     $0.470  $0.470
Fourth quarter    $0.485  $0.470
                  ======  ======

Item 6.  Selected Financial Data
--------------------------------

The following table summarizes five years of selected consolidated financial data (in thousands, except per share data).

                  1998         1997        1996         1995          1994
--------------------------------------------------------------------------------
Operating
 revenues     $1,622,515   $1,778,531   $1,668,856   $1,628,503    $1,544,735

Net income    $  141,046   $  144,642   $  141,546   $  112,310    $  125,022

Earnings per
 share of
 common
 stock:
   Basic      $     2.76   $     2.71   $     2.61   $     2.08(a) $     2.41
   Diluted    $     2.75   $     2.71   $     2.61   $     2.08(a) $     2.41

Total
 assets       $3,213,899   $3,622,347   $3,729,291   $3,637,170    $3,608,699

Long-term
 debt         $  955,563   $1,057,076   $1,058,644   $1,160,223    $1,136,617

Redeemable
 preferred
 stock        $   92,040   $  163,093   $  203,419   $  206,514    $  208,514

Cash
 dividends
 declared
 per common
 share        $    1.895   $    1.880   $    1.880    $    1.835   $    1.775
==============================================================================

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

Retail Access

BEC's electric utility subsidiary, Boston Edison Company (Boston Edison) has been anticipating and responding to the changes in the electric energy business as a result of industry restructuring proceedings at both federal and state levels. In January 1998, the DTE approved Boston Edison's restructuring settlement agreement. The DTE found that the settlement agreement substantially complied or was consistent with key provisions of a Massachusetts law enacted in November 1997 establishing a comprehensive framework for the restructuring of the electric utility industry. Prior to this settlement agreement, retail electric customers within Boston Edison's service territory received all services related to the provision of electricity from Boston Edison. This included the procurement of the electricity supply (either through purchase contracts or generation) and the transmission and distribution to customers' facilities. Major provisions of the settlement agreement included the ability for retail electric customers to choose their electricity supplier (referred to as retail access) effective
March 1, 1998 (the retail access date). Boston Edison will continue to provide all transmission and distribution of electricity services to all of its retail customers. Under its settlement agreement, Boston Edison provides standard offer service to all customers of record as of the retail access date. Customers continuing to buy electricity under the standard offer are receiving service at rates designed to give 10% savings from the rates in effect prior to the retail access date. These standard offer customers will realize an additional 5% average savings, after an adjustment for inflation, by September 1, 1999. Boston Edison expects to be able to meet this additional rate reduction as a result of the divestiture of the fossil generating assets which is discussed below. The proceeds from the divestiture are being utilized to reduce customer rates. New retail customers in the Boston Edison service territory and previously existing customers that are no longer eligible for the standard offer due to choosing a competitive supplier are on default service. The price of default service is intended to reflect the average competitive market price for power. As of December 31, 1998, 87% of customers are receiving standard offer service, while 13% are receiving default service. No customers received generation service from competitive suppliers during 1998. Refer also to the Electric revenues section for more information.

Generating Assets Divestiture

The Boston Edison restructuring settlement agreement included a provision for the divestiture of its fossil generating assets no later than six months after the retail access date. On May 15, 1998, Boston Edison completed the sale of its non-nuclear generating assets to Sithe Energies, Inc. (Sithe). Boston Edison received proceeds from the sale of $655 million, including $121 million for a six-month transitional power purchase contract. The amount received above net book value on the sale of these assets is being returned to Boston Edison's customers over the settlement period. That amount is partially offset by the costs to provide standard offer service incurred by Boston Edison's fossil generating assets prior to the divestiture which are recoverable under Boston Edison's settlement agreement.

In April 1998, Boston Edison began soliciting expressions of interest for the sale of its nuclear generating unit, Pilgrim Nuclear Power Station (Pilgrim) as part of the previously announced strategy to exit the generation business. On November 19, 1998, Boston Edison announced that Entergy Nuclear Generating Company (Entergy), a subsidiary of New Orleans-based Entergy Corporation, had been selected as the winning bidder for Pilgrim. In the nation's first competitive bid process for a nuclear power plant, Entergy is expected to purchase Pilgrim in a deal valued at an estimated $121 million. In addition, under the agreement Boston Edison will fully fund and transfer its decommissioning trust fund to Entergy and Entergy will then assume full liability and responsibility for decommissioning the Pilgrim site. A purchase and sale agreement has been signed and all required approvals are anticipated in the second quarter of 1999. The purchase price includes reimbursement for costs to be expended by Boston Edison in 1999 primarily related to the refueling and maintenance outage scheduled for May 1999. Therefore, the actual proceeds could be impacted by the ultimate timing of the transaction.

As part of a benefits package offered to employees affected by the nuclear divestiture, eligible non-represented nuclear and designated nuclear support employees were offered unreduced retirement and transition benefits under a voluntary early retirement program (VERP). Sixteen employees elected to participate in the VERP. A retention benefit program was offered to all non-represented nuclear and designated nuclear support employees that did not elect or were ineligible to retire under the VERP who continue to work through the sale closing date. It is anticipated that approximately 300 non-represented nuclear and designated nuclear support employees will receive one-time retention payments under this program. Costs associated with the VERP and retention program are recoverable under Boston Edison's settlement agreement. At December 31, 1998, approximately $24 million in one-time benefit charges were deferred as a regulatory asset related to the nuclear divestiture.

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

Joint Ventures

Unregulated activities continue to be conducted through BETG. During 1997, BETG entered into two joint venture agreements. BETG's joint venture agreement with RCN Telecom Services, Inc. (RCN) established a limited liability company (LLC) that competes directly with local and long-distance telephone, video and Internet access companies for telecommunications-related services. BETG owns 49% of the LLC while RCN owns 51% and maintains day-to-day management responsibility. As part of the joint venture agreement, BETG has the option to exchange certain portions of its joint venture interest for shares of RCN Corporation common stock. During 1998, BETG exercised its option to convert a portion of its interest with a cost of $11 million. BETG expects to receive approximately 1.1 million RCN Corporation common shares during the first quarter of 1999. As a result of this conversion, BETG's ownership interest in the joint venture is reduced from 49% to 46%.

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

Operating revenues

Operating revenues decreased 8.8% from 1997 as follows:

(in thousands)
-------------------------------------------------------
Retail revenues                              $(148,272)
Wholesale revenues                              (3,721)
Short-term sales and other revenues             (4,023)
-------------------------------------------------------
   Decrease in operating revenues            $(156,016)
=======================================================

Retail revenues were $1,375 million in 1998 compared to $1,523 million in 1997, a decrease of $148 million or 10%. Retail revenues reflect the impact of the mandated 10% retail rate reduction. A 2.0% increase in retail kilowatt-hour
(kWh) sales in 1998 partially offset the impact of the rate reduction. Retail revenues also reflect a decrease due to the timing effect of fuel and purchased power cost recovery. Prior to its cessation as of March 1, 1998, the fuel clause charge was lower than the prior year as the 1997 charge reflected the recovery of substantial prior year undercollections. Fuel clause revenues were offset by fuel and purchased power expenses and, therefore, had no net effect on earnings.

Short-term sales and other revenues were $105 million in 1998 compared to $109 million in 1997, a decrease of $4 million or 4%. Boston Edison experienced a $20 million decrease in short-term power sales revenues consistent with an 11% reduction in short-term kWh sales, primarily as a result of the expiration of certain short-term sales contracts. The decrease has no net impact on earnings as it is offset by a corresponding decrease in fuel and purchased power expenses. Additional decreases include a $2 million decrease from Boston Edison's Harbor Electric Energy Company subsidiary and a $2 million decrease from BETG. These decreases were partially offset by the recognition of $20 million of revenue related to the support of standard offer service provided by Boston Edison's fossil generating units prior to divestiture.

Operating expenses

Fuel and purchased power expense was $568 million in 1998 compared to $679 million in 1997, a decrease of $111 million or 16%. Fuel expense related to fossil generation units decreased approximately $161 million. This decrease reflects the divestiture of those units in May 1998. Purchased power expense increased approximately $94 million, an increase of 26%. This increase reflects Boston Edison's purchased power requirements in the absence of its fossil generating units. Prior to the retail access date, the fuel and purchased power clause component of its electric rates allowed Boston Edison to adjust its rates to fully collect fuel and purchased power costs. Since the retail access date, Boston Edison similarly adjusts its electric rates to fully collect the cost of providing standard offer and default service. Fuel and purchased power expense reflects a reduction of approximately $7 million related to these mechanisms in 1998. In 1997, fuel and purchased power expense reflects an increase of approximately $37 million related to these mechanisms. Due to the rate adjustment mechanisms, this net reduction in operating expenses of $44 million had no net impact on earnings.

Operations and maintenance expense was $386 million in 1998 compared to $423 million in 1997, a decrease of $37 million or 9%. The most significant driver of this decrease was a $28 million decrease in power production expenses primarily due to the fossil divestiture in May 1998. Employee benefit expenses decreased by approximately $24 million due to lower pension and other postretirement benefit costs. These favorable impacts were partially offset by a $4 million increase in general and administrative expenses primarily due to spending related to electric industry restructuring and the year 2000 computer issue and a $7 million increase in expenses related to parent company costs and unregulated ventures.

Depreciation and amortization expense was $192 million in 1998 compared to $189 million in 1997, an increase of $3 million or 1%. Depreciation on distribution utility plant increased approximately $10 million, as Boston Edison was required to increase this depreciation under the terms of its settlement agreement. This increase was partially offset by an $8.7 million nonrecurring charge recorded in 1997 to reflect the removal of specific nuclear-related intangible assets from the balance sheet. These intangible assets related to costs incurred for plant design and safety studies. These studies were superceded by updated studies.

Demand side management (DSM) and renewable energy programs expense was $52 million in 1998 compared to $30 million in 1997, an increase of $22 million or 74%. This increase reflects an increase in the required spending for DSM programs in 1998. In addition, the renewable energy programs expense of $8 million in 1998 is the result of a new state mandate for the funding of renewable energy that became effective March 1, 1998. Renewable energy expenses are collected through a separate rate mechanism and, therefore, have no net effect on earnings.

Property and other taxes were $84 million in 1998 compared to $106 million in 1997, a decrease of $22 million or 21%. The decrease is due to a decrease in municipal property taxes resulting from the fossil divestiture.

Operating income taxes were $98 million in 1998 compared to $94 million in 1997, an increase of $4 million or 4%. The increase in operating income taxes is primarily the result of a $4 million reduction in investment tax credit amortization due to the divestiture of the fossil generating assets and non-deductible expenses incurred at BETG. Refer to Note C to the Consolidated Financial Statements for more information on income taxes.

Other income (expense), net

Other expense, net of tax was $11.8 million in 1998 compared to $6.4 million in 1997, an increase of $5.4 million or 85%. Prior to the consideration of tax benefits, other expenses were $35.9 million in 1998 compared to $17.7 million in 1997, an increase of $18.2 million. BETG's equity losses in the RCN and EnergyVision joint ventures were $19.7 million in 1998 compared to $9.2 million in 1997. The $10.5 million increase is primarily due to RCN which began operations in the second quarter of 1997. 1998 also reflects $23.2 million of costs related to the fossil divestiture that is offset by the recognition of investment tax credits disclosed below, $3.5 million related to discontinued operations of BETG's subsidiary, Coneco and $2.6 million of costs associated with the referendum that sought to repeal the Massachusetts electric industry restructuring law. These negative amounts are offset in 1998 by $7.6 million of interest income due to levels of cash on hand as a result of the proceeds from the fossil divestiture. In addition to the other items mentioned, 1997 results reflect a charge of $12.9 million from the nuclear asset impairment which is discussed further in Note B to the Consolidated Financial Statements. Offsetting the negative impacts in 1997 was $5.0 million of interest income received related to the favorable outcome of an IRS audit. Other miscellaneous income was $5.5 million in 1998 and other miscellaneous expense was $0.6 million in 1997. Income tax benefits related to other expenses were $24.1 million in 1998 and $11.3 million in 1997. The 1998 income tax benefit includes $10.9 million related to the recognition of previously deferred investment tax credits associated with the fossil generating stations.

Interest charges

Interest charges on long-term debt were $83 million in 1998 compared to $92 million in 1997, a decrease of $9 million or 10%. The decrease reflects $6 million due to the maturing of $100 million of 5.95% debentures in March 1998 and the cessation of amortization of the associated redemption premiums and $2 million due to the redemption of a $100 million 6.662% bank loan in June 1998.

Short-term interest charges were $9 million in 1998 compared to $15 million in 1997, a decrease of $6 million or 40%. Approximately $7 million of the decrease is due to the redemption of Boston Edison's outstanding short-term debt with proceeds from the fossil divestiture. This was partially offset by $1 million in interest charges from BEC's line of credit entered into in 1998.

Preferred stock dividends

Preferred stock dividends were $9 million in 1998 compared to $13 million in 1997, a decrease of $4 million or 33%. Preferred stock dividends decreased $1 million as a result of Boston Edison's redemption of 40,000 shares of 7.27% series cumulative preferred stock in May 1998 and 1997 and the remaining 320,000 shares in July 1998. An additional $3 million decrease was due to the redemption of 400,000 shares of 7.75% series cumulative preferred stock in July 1998 and 400,000 shares of 8.25% series in June 1997. Refer to Note G to the Consolidated Financial Statements.

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
======================================================

Retail revenues were $1,523 million in 1997 compared to $1,435 million in 1996, an increase of $88 million or 6%. Retail base revenues, consistent with the 0.8% increase in kWh sales in 1997, were $923 million compared to $920 million in 1996. Increases due to warmer than normal temperatures in June and July, cooler temperatures in October and December and the stronger local economy were offset by milder than normal winter conditions during the first quarter of 1997 and lower industrial sales. Industrial sales continued to be adversely affected by the decline in manufacturing activity in the Boston Edison service territory. In addition, revenues in 1996 reflect one more day of sales due to the leap year. The increase in retail electric revenues is primarily due to the timing effect of fuel and purchased power cost recovery. An $88 million increase in fuel and purchased power clause revenues reflects the recovery of substantial prior year undercollections. These higher revenues are offset by higher fuel and purchased power expenses and, therefore, have no net effect on earnings. Pilgrim performance revenues, which varied annually based on the operating performance of Pilgrim Station prior to the retail access date, decreased $4 million primarily due to a lower annual capacity factor effective November 1996 reflecting the scheduled refueling and maintenance outage in the first quarter of 1997.

Short-term sales and other revenues were $109 million in 1997 compared to $87 million in 1996, an increase of $22 million or 25%. Short-term sales revenues increased approximately $16 million. This was due to the continued reduction in available nuclear energy supply in New England combined with a 42% increase in fossil generation allowing for increased sales to the power exchange. Revenues from these short-term sales resulted in a corresponding reduction to future fuel and purchased power billings to retail customers and, therefore, had no net effect on earnings.

Operating expenses

Fuel and purchased power expense was $679 million in 1997 compared to $589 million in 1996, an increase of $90 million or 15%. This increase reflects $57 million related to the timing effect of fuel and purchased power cost recovery. In addition, company fuel expense increased $50 million primarily due to the increase in fossil generation. These increases were partially offset by a $22 million decrease in power exchange purchases. These fuel and purchased power expenses are substantially recoverable through fuel and purchased power revenues.

Operations and maintenance expense was $423 million in both 1997 and 1996. The $6 million incremental impact associated with service restoration efforts resulting from the severe snow storm in April 1997 that struck the greater Boston area offset the impact of lower spending from cost control efforts and significantly less overhaul activity at the fossil generating units.

Depreciation and amortization expense was $189 million in 1997 compared to $186 million in 1996, an increase of $3 million or 2%. An $8.7 million nonrecurring charge was recorded to depreciation expense in the third quarter of 1997 to reflect the removal of specific nuclear-related intangible assets from the balance sheet. These intangible assets related to costs incurred for plant design and safety studies. These studies were superceded by updated studies. In 1996 a $5.2 million adjustment was recorded to correct the accumulated depreciation balance of certain large computer equipment.

Operating income taxes were $94 million in 1997 compared to $88 million in 1996, an increase of $6 million or 6%. Income taxes increased as a result of higher net income offset by the impact of the favorable outcome of an Internal Revenue Service (IRS) appeal received in the third quarter related to investment tax credits (ITC). This also resulted in an increase in unamortized ITC which is being reflected as a reduction to income tax expense over the life of the related assets. Refer to Note C to the Consolidated Financial Statements for more information on income taxes.

Other income (expense), net

Other expense, net was $6 million in 1997 compared to income of $4 million in 1996, a net increase in expense of $10 million. 1997 reflects the charge of approximately $13 million ($8 million after tax) from the nuclear asset impairment which is further discussed in Note B to the Consolidated Financial Statements in addition to BETG equity losses of $9 million ($6 million after tax). These decreases were partially offset by approximately $5 million ($3 million after tax) in interest income from the IRS appeal.

Interest charges

Interest charges on long-term debt were $92 million in 1997 compared to $95 million in 1996, a decrease of $3 million or 2%. The decrease reflects $6 million due to the maturing of $100 million of 5.70% debentures in March 1997 and the cessation of amortization of the associated redemption premiums. This was partially offset by a $5 million increase due to the March 1997 issuance of a $100 million 6.662% bank loan due in 1999. The decrease also reflects $2 million from the maturity of $100 million of 5 1/8% debentures in March 1996.

Allowance for borrowed funds used during construction (AFUDC), which represents the financing costs of construction, was $1 million in 1997 compared to $2 million in 1996, a decrease of $1 million or 48%. AFUDC decreased primarily due to a lower average construction work in progress (CWIP) balance in 1997. The 1996 average CWIP balance included nuclear fuel purchased in anticipation of Pilgrim Station's scheduled refueling outage in the first quarter of 1997.

Preferred stock dividends

Preferred stock dividends were $13 million in 1997 compared to $15 million in 1996, a decrease of $2 million or 14%. The decrease in preferred stock dividends is the result of the redemption of 20,000 of mandatory and 20,000 of optional shares of 7.27% series cumulative preferred stock in May 1997 and 400,000 shares of 8.25% series in June 1997. Refer to Note G to the Consolidated Financial Statements.

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

Boston Edison supplements internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings. Boston Edison has authority from the Federal Energy Regulatory Commission (FERC) to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks as well as other arrangements with several banks to provide additional short-term credit on an uncommitted and as available basis. No amount was outstanding under the revolving credit agreement as of December 31, 1998.

In December 1998, Boston Edison filed a securitization financing plan with the DTE. Under the plan, a special purpose entity (SPE) will be formed as a wholly owned subsidiary of Boston Edison. The SPE will pay Boston Edison an amount equal to the generation-related regulatory assets to be securitized by issuing debt securities. A portion of the net proceeds will be used to fund the nuclear decommissioning trust. In addition, Boston Edison may also utilize a portion of the proceeds to reduce capitalization and for general corporate purposes.
Boston Edison will remit amounts to the SPE as these amounts are collected from customers through a separate component of the transition charge over the settlement period. A DTE order regarding the securitization plan is expected by the second quarter of 1999.

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

Refer to Note H to the Consolidated Financial Statements for more information regarding these debt agreements.

In April 1998, Boston Edison announced a common share repurchase program under which it would repurchase up to four million of its common shares. BEC has assumed this program since the reorganization to a holding company structure. Through December 31, 1998, approximately 1.3 million shares have been repurchased at a total cost of approximately $53 million. Under this program, shares are repurchased through open market, block or privately-negotiated transactions, or a combination. The timing and actual number of shares repurchased will be impacted by market conditions.

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

BEC is addressing the year 2000 issue on a coordinated basis. BEC has inventoried and assessed all date-sensitive information and transaction processing computer systems and has determined that approximately one-third of business critical systems software need modification or replacement. BEC defines its business critical systems as those which are necessary for the delivery of and billing and accounting for electricity to its customers. Plans have been developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the supported activity. As systems are being remediated or replaced, they are tested for operational and year 2000 compliance in their own environment. After completion of implementation, the systems are then tested for their integration and compliance with other interactive systems. Management estimates that approximately 70% of the efforts necessary to implement and test its critical computer systems to alleviate the year 2000 issue are complete and expects to complete all efforts by the end of the second quarter of 1999. In addition, all other non-critical systems have been inventoried and assessed. Approximately one-third of these systems require modification or replacement. Under the year 2000 plan, each non-critical system has a form of readiness acceptance commensurate with its business importance. The more important and complex systems are being tested as a means of acceptance. Less important and non-complex systems may refer to industry test results, vendor test results and/or vendor statements of readiness as a means of acceptance. Management expects to complete the remediation, replacement and testing of at least 95% of its non-critical computer systems by the end of the second quarter of 1999. All non-critical systems are scheduled for completion by the third quarter of 1999.

BEC has also inventoried its non-information technology systems that may be date-sensitive and that use embedded technology such as micro-controllers or micro-processors. Approximately 27% of these systems require modification or replacement. The three categories of these systems are (1) telecommunications,
(2) distribution system controls and (3) other distribution equipment. BEC is 55%, 30% and 80% complete, respectively, with its efforts to resolve and remediate the systems that have been identified as year 2000 non-compliant within each category. BEC expects completion of resolution and testing by the end of the second quarter of 1999.

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

In addition to its internal efforts, BEC has initiated formal communications with its significant suppliers, service providers and other vendors to determine the extent to which BEC may be vulnerable to their failure to correct their own year 2000 issues. BEC has received responses from over 500 third party vendors including all business critical vendors. Approximately 40% of the vendors indicated their systems would not be adversely impacted by year 2000 issues.
All of the vendors contacted have indicated that they will be year 2000 compliant by the end of the fourth quarter of 1999. In addition, BEC has contacted all of its significant power suppliers. Each has indicated that they either are or will be year 2000 compliant by the end of the fourth quarter of 1999. In addition to the risk faced from its dependence on third party suppliers for year 2000 compliance, BEC has a risk that power will not be available from the New England Power Pool (NEPOOL) for the purchase and distribution to Boston Edison's customers. Should NEPOOL fail to resolve its year 2000 issues as planned, there would be an adverse impact on Boston Edison and its customers. To mitigate this risk, efforts are being coordinated with NEPOOL to establish inter-utility testing guidelines to determine year 2000 readiness. Boston Edison is also a participant in the NEPOOL/ISO New England Year 2000 Joint Oversight Committee which has responsibility for the operational reliability of NEPOOL. Overall regional activities, including those of NEPOOL/ISO New England, will be coordinated by the Northeast Power Coordinating Council, whose activities will be incorporated into the interregional coordinating effort by the North American Electric Reliability Council. The target for the completion of this effort is mid-1999.

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

BEC's year 2000 program includes contingency plans. If required, these plans are intended to address both internal risks as well as potential external risks related to vendors, customers and energy suppliers. Plans have been developed in conjunction with available national and regional guidance and are based on system emergency plans that were developed and successfully tested over the past several years. Included within its contingency plans are procedures for the procurement of short-term power supplies and emergency distribution system restoration procedures. The contract with ISO New England requires that ISO New England dispatch at all times sufficient resources to meet total New England load requirements. ISO New England has the responsibility and authority to dispatch all regional generation sources including maintaining sufficient operating reserves to respond to unanticipated system conditions. ISO New England, in conjunction with the New England Power Pool has an extensive year 2000 readiness program underway to ensure that it will have sufficient generation and transmission resources to reliably serve load. In addition, ISO New England plans to increase its operating reserves during the early year 2000 period from approximately 15% to 40%.

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

Management is currently unable to determine the outcome of these outstanding proceedings however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

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

Management is currently unable to determine the outcome of these proceedings however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Other litigation

In October 1998, the town of Plymouth, Massachusetts, the site of Pilgrim Station, filed suit against Boston Edison. The town claims that Boston Edison has wrongfully failed to execute an agreement with the town for payments in addition to taxes due to the town under the Massachusetts electric industry restructuring legislation. Boston Edison has disputed the town's claim and will vigorously defend itself. In addition to this pending litigation, Boston Edison and the town of Plymouth are also parties in proceedings before the Appellate Tax Board and the DTE concerning substantially the same dispute. Management is unable to determine the ultimate outcome of these proceedings however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

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

Interest rate risk

BEC is exposed to changes in interest rates. Carrying amounts and fair values of mandatory redeemable cumulative preferred stock, sewage facility revenue bonds and unsecured debt as of December 31, 1998, are as follows:

                                   Carrying    Fair    Weighted average
(in thousands)                      amount    value      interest rate
---------------------------------  --------  --------  -----------------
Mandatory redeemable cumulative
 preferred stock                   $ 49,040  $ 54,190              8.00%
Sewage facility revenue bonds      $ 30,900  $ 33,914              7.32%
Unsecured debt                     $930,000  $994,294              7.79%

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

Item 8.  Financial Statements and Supplementary Financial Information
---------------------------------------------------------------------

Consolidated Statements of Income
                                                                                                  years ended December 31,
(in thousands, except earnings per share)                                                      1998         1997          1996
----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                                                          $1,622,515   $1,778,531     $1,668,856
----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Fuel and purchased power                                                                   567,806      679,131        588,893
    Operations and maintenance                                                                 386,340      423,040        422,642
    Depreciation and amortization                                                              191,701      189,489        186,117
    Demand side management and
     renewable energy programs                                                                  51,839       29,790         30,825
    Taxes-property and other                                                                    84,091      106,428        107,086
    Income taxes                                                                                97,798       93,709         88,313
----------------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                                                1,379,575    1,521,587      1,423,876
----------------------------------------------------------------------------------------------------------------------------------

Operating income                                                                               242,940      256,944        244,980

Other income (expense), net                                                                    (11,811)      (6,392)         3,741
----------------------------------------------------------------------------------------------------------------------------------
Operating and other income                                                                     231,129      250,552        248,721
----------------------------------------------------------------------------------------------------------------------------------
Interest charges:
    Long-term debt                                                                              82,951       92,489         94,823
    Other                                                                                        8,800       14,610         14,644
    Allowance for borrowed funds used
     during construction                                                                        (1,668)      (1,189)        (2,292)
----------------------------------------------------------------------------------------------------------------------------------
     Total interest charges                                                                     90,083      105,910        107,175
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                     141,046      144,642        141,546

Preferred dividends of subsidiary                                                                8,765       13,149         15,365
----------------------------------------------------------------------------------------------------------------------------------
Earnings available for common
 shareholders                                                                                $ 132,281   $  131,493     $  126,181
==================================================================================================================================

Weighted average common shares outstanding:
    Basic                                                                                       47,973       48,515         48,265
    Diluted                                                                                     48,149       48,562         48,265

Earnings per common share:
    Basic                                                                                        $2.76        $2.71          $2.61
==================================================================================================================================
    Diluted                                                                                      $2.75        $2.71          $2.61
==================================================================================================================================

Consolidated Statements of Retained Earnings
                                                                                                  years ended December 31,
(in thousands)                                                                                 1998         1997           1996
----------------------------------------------------------------------------------------------------------------------------------
Balance at the beginning of the year                                                        $  328,802   $  292,191     $  257,749
    Net income                                                                                 141,046      144,642        141,546
----------------------------------------------------------------------------------------------------------------------------------
     Subtotal                                                                                  469,848      436,833        399,295
----------------------------------------------------------------------------------------------------------------------------------
Dividends declared:
    Preferred stock                                                                              8,765       13,149         15,365
    Common stock                                                                                90,610       91,208         90,834
----------------------------------------------------------------------------------------------------------------------------------
     Subtotal                                                                                   99,375      104,357        106,199
----------------------------------------------------------------------------------------------------------------------------------
Provision for preferred stock
 redemption and issuance costs (a)                                                               7,833        3,674            905
Common share repurchase program                                                                  2,131            0              0
----------------------------------------------------------------------------------------------------------------------------------
Balance at the end of the year                                                              $  360,509   $  328,802     $  292,191
==================================================================================================================================

(a)  Refer to Note A.7. to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

                                                                                                                      December 31,
(in thousands)                                                                                  1998                          1997
----------------------------------------------------------------------------------------------------------------------------------
Assets
Utility plant in service, at
 original cost                                                                $2,720,681                 $4,457,831
  Less: accumulated depreciation                                                 926,020    $1,794,661    1,713,067     $2,744,764
----------------------------------------------------------------------------------------------------------------------------------
Generation-related regulatory
 asset, net                                                                                    366,336                           0
Nuclear fuel, net                                                                               68,706                      67,935
Construction work in progress                                                                   40,965                      33,291
----------------------------------------------------------------------------------------------------------------------------------
  Net utility plant                                                                          2,270,668                   2,845,990
Nonutility property                                                                             21,565                       8,137
Nuclear decommissioning trust                                                                  172,908                     151,634
Equity investments                                                                              84,770                      35,455
Other investments                                                                               30,206                       7,107
Current assets:
  Cash and cash equivalents                                                       98,989                      4,140
  Accounts receivable                                                            202,275                    207,093
  Accrued unbilled revenues                                                       14,322                     30,048
  Fuel, materials and supplies,
   at average cost                                                                15,474                     60,834
  Prepaids and other                                                             102,448       433,508       31,283        333,398
----------------------------------------------------------------------------------------------------------------------------------
Deferred debits:
  Regulatory assets                                                                            167,642                     195,370
  Other                                                                                         32,632                      45,256
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                             $3,213,899                  $3,622,347
==================================================================================================================================

Capitalization and Liabilities
Common equity                                                                               $1,051,898                  $1,073,454
Cumulative preferred stock of
 subsidiary                                                                                     92,040                     161,093
Long-term debt                                                                                 955,563                   1,057,076
Current liabilities:
  Long-term debt/preferred
   stock due within one year                                                  $      667                 $  102,667
  Notes payable                                                                   78,000                    137,013
  Accounts payable                                                               110,194                     87,015
  Accrued interest                                                                20,516                     24,289
  Dividends payable                                                               23,878                     24,748
  Other                                                                          183,664       416,919      128,061        503,793
----------------------------------------------------------------------------------------------------------------------------------
Deferred credits:
  Accumulated deferred income taxes                                                            348,557                     485,738
  Accumulated deferred investment
   tax credits                                                                                  45,930                      60,736
  Nuclear decommissioning liability                                                            176,578                     155,182
  Power contracts                                                                               58,415                      71,445
  Other                                                                                         67,999                      53,830
Commitments and contingencies
----------------------------------------------------------------------------------------------------------------------------------
   Total capitalization and liabilities                                                     $3,213,899                  $3,622,347
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                 years ended December 31,
(in thousands)                                                    1998       1997       1996
----------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                  $  141,046   $144,642   $141,546
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                229,668    223,529    228,259
    Deferred income taxes and investment tax
     credits                                                    (152,798)   (21,664)    (4,506)
    Allowance for borrowed funds used during
     construction                                                 (1,668)    (1,189)    (2,292)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                                            20,544     45,678    (11,719)
    Fuel, materials and supplies                                  29,565     (5,486)    (2,171)
    Accounts payable                                              23,179    (47,068)       609
    Other current assets and liabilities                         (28,705)    25,428    (44,514)
    Other, net                                                    14,021     (4,640)    50,815
----------------------------------------------------------------------------------------------
Net cash provided by operating activities                        274,852    359,230    356,476
----------------------------------------------------------------------------------------------
Investing activities:
  Plant expenditures (excluding AFUDC)                          (120,202)  (114,110)  (145,347)
  Proceeds from sale of fossil assets                            533,633          0          0
  Nuclear fuel expenditures                                      (26,182)    (4,089)   (52,967)
  Investments                                                    (81,589)   (27,689)   (34,314)
----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing
 activities                                                      305,660   (145,888)  (232,628)
----------------------------------------------------------------------------------------------
Financing activities:
  Issuances/(repurchases):
   Common shares                                                 (53,285)       144     12,559
   Long-term debt                                                      0    100,000          0
  Redemptions:
   Preferred stock                                               (71,519)   (44,000)    (4,000)
   Long-term debt                                               (201,600)  (101,600)  (101,600)
  Net change in notes payable                                    (59,013)   (64,441)    75,013
  Dividends paid                                                (100,246)  (104,956)  (106,010)
----------------------------------------------------------------------------------------------
Net cash used in financing activities                           (485,663)  (214,853)  (124,038)
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                                      94,849     (1,511)      (190)
Cash and cash equivalents at the
 beginning of the year                                             4,140      5,651      5,841
----------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                $ 98,989   $  4,140   $  5,651
==============================================================================================

Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest, net of amounts capitalized                        $   89,720   $100,795   $100,810
  Income taxes                                                $  230,260   $ 99,326   $ 98,668

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

Regulatory assets consisted of the following:

                                          December 31,
                                         1998      1997
---------------------------------------------------------
Power contracts                        $ 58,415  $ 71,445
Income taxes, net                        52,168    51,096
Redemption premiums                      23,419    27,019
Postretirement benefits costs            21,592    22,441
Decontamination and decommissioning      11,351    12,282
Other                                       697    11,087
---------------------------------------------------------
                                       $167,642  $195,370
=========================================================

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

The following table summarizes the reconciling amounts between basic and diluted
EPS:

(in thousands, except per share amounts)        1998      1997      1996
--------------------------------------------------------------------------

Earnings available for common shareholders    $132,281  $131,493  $126,181

Basic EPS                                     $   2.76  $   2.71  $   2.61

Diluted EPS                                   $   2.75  $   2.71  $   2.61

Weighted average common shares outstanding
 for basic EPS                                  47,973    48,515    48,265

Effect of dilutive shares:

Weighted average dilutive potential common
 shares                                            176        47         -
--------------------------------------------------------------------------

Weighted average common shares outstanding
 for diluted EPS                                48,149    48,562    48,265
==========================================================================

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

Accumulated deferred income taxes consisted of the following:

                                                December 31,
(in thousands)                                 1998      1997
-------------------------------------------  --------  --------
Deferred tax liabilities:
  Plant-related                              $412,358  $535,460
  Other                                        85,497    79,930
-------------------------------------------  --------  --------
                                              497,855   615,390
                                             --------  --------
Deferred tax assets:
  Plant-related                                13,174    11,926
  Investment tax credits                       29,622    33,125
  Other                                       106,502    84,601
-------------------------------------------  --------  --------
                                              149,298   129,652
-------------------------------------------  --------  --------
    Net accumulated deferred income taxes    $348,557  $485,738
===========================================  ========  ========

No valuation allowances for deferred tax assets are deemed necessary.

Previously deferred investment tax credits are amortized over the estimated remaining lives of the property giving rise to the credits.

Components of income tax expense were as follows:

years ended December 31,
(in thousands)                             1998       1997       1996
--------------------------------------  ----------  ---------  --------
Current income tax expense              $ 239,717   $115,373   $92,370
Deferred income tax expense              (137,992)   (14,104)       14
Investment tax credit amortization         (3,927)    (7,560)   (4,071)
--------------------------------------  ---------   --------   -------
  Income taxes charged to operations       97,798     93,709    88,313
--------------------------------------  ---------   --------   -------
Taxes on other income                     (24,116)   (11,254)     (331)
--------------------------------------  ---------   --------   -------
     Total income tax expense           $  73,682   $ 82,455   $87,982
======================================  =========   ========   =======

The effective income tax rates reflected in the consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

                                                       1998  1997   1996
--------------------------------------------          ----   ----   ----
Statutory tax rate                                    35.0%  35.0%  35.0%
State income tax, net of federal income
 tax benefit                                           5.2    4.5    4.3
Investment tax credit amortization                    (6.9)  (3.3)  (1.8)
Other                                                  1.0    0.1    0.7
--------------------------------------------          ----   ----   ----
  Effective tax rate                                  34.3%  36.3%  38.2%
============================================          ====   ====   ====

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

The changes in the benefit obligation and plan assets were as follows:

                                                              December 31,
(in thousands)                                             1998         1997
------------------------------------------------------  ----------  -------------
Change in benefit obligation:
  Benefit obligation at the beginning of the year        $457,436       $409,760
  Service cost                                             13,645         12,625
  Interest cost                                            31,981         31,537
  Plan participants' contributions                            214            248
  Plan amendments                                               -          1,081
  Actuarial loss                                           67,564         32,762
  Curtailment gain                                        (15,644)        (6,916)
  Special termination benefits                                665          3,530
  Settlement payments                                     (16,246)             -
  Benefits paid                                           (41,627)       (27,191)
------------------------------------------------------   --------       --------
    Benefit obligation at the end of the year            $497,988       $457,436
======================================================   ========       ========

Change in plan assets:
  Fair value of plan assets at the beginning of
   the year                                              $401,182       $331,299
  Actual return on plan assets                             44,589         60,602
  Employer contribution                                    86,440         36,224
  Plan participants' contributions                            214            248
  Settlement payments                                     (16,246)             -
  Benefits paid                                           (41,627)       (27,191)
------------------------------------------------------   --------       --------
    Fair value of plan assets at the end of the year     $474,552       $401,182
======================================================   ========       ========

The plans' funded status were as follows:

                                                                    December 31,
(in thousands)                                               1998           1997
------------------------------------------------------   --------       --------
Funded status                                            $(23,436)      $(56,254)
Unrecognized actuarial net loss                            96,310         50,646
Unrecognized transition obligation                          3,856          5,704
Unrecognized prior service cost                            15,557         19,121
------------------------------------------------------   --------       --------
    Net amount recognized                                $ 92,287       $ 19,217
======================================================   ========       ========

Amount recognized in the consolidated
 balance sheets consist of:
  Prepaid retirement cost                                $ 94,049       $ 20,584
  Accrued supplemental retirement liability                (9,856)        (9,763)
  Intangible asset                                          8,094          8,396
------------------------------------------------------   --------       --------
    Net amount recognized                                $ 92,287       $ 19,217
======================================================   ========       ========

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the supplemental retirement plan with accumulated benefit obligations in excess of plan assets were $11,387,000, $9,856,000 and $0, respectively, as of December 31, 1998, and $11,076,000, $9,763,000 and $0,
respectively, as of December 31, 1997.

Weighted average assumptions were as follows:

                                                1998    1997    1996
                                               ------  ------  ------
Discount rate at the end of the year            6.50%   7.25%   7.75%
Expected return on plan assets for the year    10.00%  10.00%  10.00%
Rate of compensation increase at the end of
 the year                                       4.00%   4.25%   3.90%

Components of net periodic benefit cost were as follows:

years ended December 31,
(in thousands)                               1998       1997       1996
-----------------------------------------  ---------  ---------  ---------
  Service cost                             $ 13,645   $ 12,625   $ 13,452
  Interest cost                              31,981     31,537     32,325
  Expected return on plan assets            (39,140)   (31,250)   (29,826)
  Amortization of prior service cost          1,847      1,827      1,831
  Amortization of transition obligation         860        934        934
  Recognized actuarial loss                     808      1,799      3,790
-----------------------------------------  --------   --------   --------
    Net periodic benefit cost              $ 10,001   $ 17,472   $ 22,506
=========================================  ========   ========   ========

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

The changes in the benefit obligation and plan assets were as follows:

                                                                                                             December 31,
(in thousands)                                                                                               1998         1997
-------------------------------------------------------------------------------------------------         ----------  -------------
Change in benefit obligation:
  Benefit obligation at the beginning of the year                                                         $ 237,616      $ 230,905
  Service cost                                                                                                3,892          3,543
  Interest cost                                                                                              16,895         17,006
  Plan participants' contributions                                                                            1,178            395
  Actuarial loss                                                                                             27,845          4,093
  Curtailment gain                                                                                          (14,665)        (5,531)
  Special termination benefits                                                                                   75            450
  Benefits paid                                                                                             (14,080)       (13,245)
-------------------------------------------------------------------------------------------------         ---------   ------------
    Benefit obligation at the end of the year                                                             $ 258,756      $ 237,616
=================================================================================================         =========   ============

Change in plan assets:
  Fair value of plan assets at the beginning of
   the year                                                                                               $ 103,989      $  72,702
  Actual return on plan assets                                                                               14,344         18,852
  Employer contribution                                                                                       8,387         25,285
  Plan participants' contributions                                                                            1,178            395
  Benefits paid                                                                                             (14,080)       (13,245)
-------------------------------------------------------------------------------------------------         ---------   ------------
    Fair value of plan assets at the end of the year                                                      $ 113,818      $ 103,989
=================================================================================================         =========   ============

The plan's funded status and amount recognized in the consolidated balance sheets were as follows:

                                                                                                                      December 31,
(in thousands)                                                                                                 1998           1997
-------------------------------------------------------------------------------------------------         ---------   ------------
Funded status                                                                                             $(144,938)     $(133,627)
Unrecognized actuarial net loss                                                                              24,922         12,916
Unrecognized transition obligation                                                                           88,814        127,107
Unrecognized prior service cost                                                                              (9,827)       (14,128)
-------------------------------------------------------------------------------------------------         ---------   ------------
    Net amount recognized                                                                                 $ (41,029)     $  (7,732)
=================================================================================================         =========   ============

Weighted average assumptions were as follows:

                                                                                                   1998        1997           1996
                                                                                                   ----   ---------   ------------
Discount rate at the end of the year                                                               6.50%       7.25%          7.75%
Expected return on plan assets for the year                                                        9.00%       9.00%          9.00%

For measurement purposes, a 5% annual rate of increase on the per capita cost of covered health care benefits was assumed. A 13% annual rate of increase on the per capita cost of covered prescription drug benefits was assumed, decreasing gradually to 5% in the year 2012 and remaining level thereafter. A 4% annual rate of increase on the per capita cost of covered dental benefits was assumed.

A 1% change in the assumed health care cost trend rate would have the following effects:

One-Percentage-Point
                                                                       Increase   Decrease
                                                                       ---------  ---------
Effect on total of service and interest cost
 components for 1998                                                    $ 3,319   $ (2,605)
Effect on December 31, 1998 postretirement benefit
 obligation                                                             $34,088   $(27,270)

Components of net periodic benefit cost were as follows:

                                                                years ended December 31,
(in thousands)                                                  1998       1997       1996
----------------------------------------------------------   -------    -------   --------
Service cost                                                 $ 3,892    $ 3,543   $  4,616
Interest cost                                                 16,895     17,006     16,815
Expected return on plan assets                                (8,563)    (6,421)    (4,738)
Amortization of prior service cost                              (942)    (1,017)    (1,614)
Amortization of transition obligation                          8,474      9,151      9,151
Recognized actuarial loss                                        662      1,003      1,977
----------------------------------------------------------   -------    -------   --------
  Net periodic benefit cost                                  $20,418    $23,265   $ 26,207

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

Compensation cost for stock-based awards is recognized under the provisions of Accounting Principals Board Opinion 25, which requires compensation cost to be measured by the quoted stock market price at the measurement date less the amount, if any, an employee is required to pay. The required fair value method disclosures are as follows:

(in thousands, except per share amounts)                           1998              1997
----------------------------------------------------------      --------           --------
Net income
   Actual                                                       $141,046           $144,642
   Pro forma                                                    $140,661           $144,572
Basic earnings per common share
   Actual                                                       $   2.76           $   2.71
   Pro forma                                                    $   2.75           $   2.71
Diluted earnings per common share
   Actual                                                       $   2.75           $   2.71
   Pro forma                                                    $   2.74           $   2.71

Stock option activity of the Plan was as follows:

                                                                  1998                1997
----------------------------------------------------------      --------           --------
Options outstanding at January 1                                 273,000                  0
   Options granted                                               419,200            298,400
   Options exercised                                              (3,800)                 0
   Options forfeited                                             (21,800)           (25,400)
----------------------------------------------------------      --------           --------
Options outstanding at December 31                               666,600            273,000
==========================================================      ========           ========

Summarized information regarding stock options outstanding at December 31, 1998:

       Range of        Weighted Average Remaining   Weighted Average
Exercise Prices          Contractual Life (Years)     Exercise Price
---------------        --------------------------   ----------------
 $25.75-$26.00                       8.44           $  25.85
 $39.75-$40.50                       9.30           $  39.75

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

Note G. Capital Stock

                                                                               December 31,
(dollars in thousands, except per share amounts)                            1998            1997
-------------------------------------------------------------------   ----------      ----------
Common equity:
Common stock, par value $1 per share,
 100,000,000 shares authorized; 47,184,073
 and 48,514,973 shares issued and
 outstanding:                                                         $   47,184      $   48,515
Premium on common stock                                                  644,205         696,137
Retained earnings                                                        360,509         328,802
-------------------------------------------------------------------   ----------      ----------
    Total common equity                                               $1,051,898      $1,073,454
===================================================================   ==========      ==========

Dividends declared per share of common stock were $1.895 in 1998 and $1.88 in 1997 and 1996.

Cumulative preferred stock:
Par value $100 per share, 2,890,000 shares
 authorized; issued and outstanding:
  Nonmandatory redeemable series:

                                            Current Shares                Redemption
   Series                                      Outstanding               Price/Share
-------------------------------------------------------------------------------------------------------------
   4.25%                                          180,000                  $103.625     $ 18,000     $ 18,000
   4.78%                                          250,000                  $102.800       25,000       25,000
   7.75%                                                -                         -            0       40,000
-------------------------------------------------------------------------------------------------------------
    Total nonmandatory redeemable series                                                $ 43,000     $ 83,000
=============================================================================================================
  Mandatory redeemable series:
                                            Current Shares                Redemption
   Series                                      Outstanding               Price/Share
-------------------------------------------------------------------------------------------------------------
   7.27%                                                -                      -     $      0        $ 36,000
   8.00%                                          500,000                      -       50,000          50,000
-------------------------------------------------------------------------------------------------------------
                                                                                       50,000          86,000
  Less:  redemption and issuance costs                                                   (960)         (5,907)
     due within one year                                                                    0          (2,000)
-------------------------------------------------------------------------------------------------------------
    Total mandatory redeemable series                                                $ 49,040        $ 78,093
=============================================================================================================

1.  Common Stock

Common stock issuances and repurchases in 1996 through 1998 were as follows:

                                                                          Number       Total    Premium on
(in thousands)                                                         of Shares   Par Value  Common Stock
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                              48,003    $ 48,003     $683,686
    Dividend reinvestment plan                                               507         507       12,037
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                              48,510      48,510      695,723
    Dividend reinvestment plan                                                 5           5          414
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                              48,515      48,515      696,137
    Common share repurchase program                                       (1,331)     (1,331)     (49,823)
    Stock incentive plan                                                       -           -       (2,109)
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                              47,184    $ 47,184     $644,205
=========================================================================================================

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

Note H. Indebtedness
                                                             December 31,
(in thousands)                                         1998         1997
------------------------------------------------   --------   ----------

Long-term debt:

Debentures:
   5.950%, due March 1998                          $      0   $  100,000
   6.800%, due February 2000                         65,000       65,000
   6.050%, due August 2000                          100,000      100,000
   6.800%, due March 2003                           150,000      150,000
   7.800%, due May 2010                             125,000      125,000
   9.875%, due June 2020                            100,000      100,000
   9.375%, due August 2021                          115,000      115,000
   8.250%, due September 2022                        60,000       60,000
   7.800%, due March 2023                           200,000      200,000
------------------------------------------------   --------   ----------
  Total debentures                                  915,000    1,015,000
  Less:  due within one year                              0     (100,000)
------------------------------------------------   --------   ----------
  Net long-term debentures                          915,000      915,000
------------------------------------------------   --------   ----------

Sewage facility revenue bonds                        30,900       32,500
 Less: due within one year                             (667)        (667)
 Less: funds held by trustee                         (4,670)      (4,757)
------------------------------------------------   --------   ----------
  Net long-term sewage facility revenue bonds        25,563       27,076
------------------------------------------------   --------   ----------

Massachusetts Industrial Finance Agency bonds:
   5.750%, due February 2014                         15,000       15,000

6.662% bank loan, due 1999                                0      100,000
------------------------------------------------   --------   ----------
    Total long-term debt                           $955,563   $1,057,076
================================================   ========   ==========

Short-term debt:

Notes payable:
   Bank loans                                      $ 78,000   $   94,013
   Commercial paper                                       0       43,000
------------------------------------------------   --------   ----------
    Total notes payable                            $ 78,000   $  137,013
================================================   ========   ==========

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

Information regarding consolidated BEC short-term borrowings is as follows:

                     (dollars in thousands)    1998       1997       1996
-------------------------------------------  ---------  ---------  ---------
Maximum short-term borrowings                $219,000   $316,100   $272,500
Weighted average amount outstanding          $ 76,249   $212,663   $208,914
Weighted average interest rates excluding
 commitment fees                                 5.85%      5.85%      5.65%
-------------------------------------------  --------   --------   --------

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

Mandatory redeemable cumulative preferred stock, sewage facility revenue bonds and unsecured debt:

The fair values of these securities are based upon the quoted market prices of similar issues. Carrying amounts and fair values as of December 31, 1998, are as follows:

Carrying                                             Fair
                                   (in thousands)   Amount      Value
-------------------------------------------------  ---------  ---------
Mandatory redeemable cumulative preferred stock     $ 49,040   $ 54,190
Sewage facility revenue bonds                       $ 30,900   $ 33,914
Unsecured debt                                      $930,000   $994,294
-------------------------------------------------   --------   --------

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

                                         Electric     Unregulated
                                          Utility      Nonutility     Consolidated
                                       Operations      Operations            Total
                                       ----------  --------------  ----------------
1998
----
Operating revenues                     $1,622,435    $     80        $1,622,515
Interest charges                       $   88,516    $  1,567        $   90,083
Depreciation and amortization          $  188,738    $  2,963        $  191,701
Operating income tax expense
 (benefit)                             $  101,492    $ (3,694)       $   97,798
Segment net income (loss)              $  170,374    $(29,328)(a)    $  141,046
Equity income (loss) in investments
 accounted for by the equity method    $    1,725    $(11,967)       $  (10,242)(b)
Equity investments                     $   20,769    $ 64,001        $   84,770
Segment assets                         $3,082,921    $130,978        $3,213,899
Expenditures for property              $  108,344    $ 11,858        $  120,202

1997
----
Operating revenues                     $1,776,233    $  2,298        $1,778,531
Interest charges                       $  105,710    $    200        $  105,910
Depreciation and amortization          $  188,687    $    802        $  189,489
Operating income tax expense
 (benefit)                             $   95,021    $ (1,312)       $   93,709
Segment net income (loss)              $  153,738    $ (9,096)(a)    $  144,642
Equity income (loss) in investments
 accounted for by the equity method    $    1,534    $ (5,571)       $   (4,037)(b)
Equity investments                     $   23,326    $ 12,129        $   35,455
Segment assets                         $3,584,384    $ 37,963        $3,622,347
Expenditures for property              $  106,659    $  7,451        $  114,110

1996
----
Operating revenues                     $1,666,303    $  2,553        $1,668,856
Interest charges                       $  107,082    $     93        $  107,175
Depreciation and amortization          $  185,494    $    623        $  186,117
Operating income tax expense
(benefit)                              $   88,703    $   (390)       $   88,313
Segment net income (loss)              $  144,476    $ (2,930)(a)    $  141,546
Equity income (loss) in investments
accounted for by the equity method     $    1,880    $      -        $    1,880 (b)
Equity investments                     $   23,054    $  5,698        $   28,752
Segment assets                         $3,719,248    $ 10,043        $3,729,291
Expenditures for property              $  145,131    $    216        $  145,347

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

Note K. Commitments and Contingencies

1.  Contractual Commitments

At December 31, 1998, BEC and its subsidiaries had estimated contractual obligations for plant and equipment of approximately $28 million. This includes $13.5 million for nuclear fuel fabrication. Under the Pilgrim purchase and sale agreement, Entergy will assume any unpaid portion of this obligation for the current refueling and maintenance outage scheduled for May 1999 upon the sale closing date.

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

Management is currently unable to determine the outcome of these outstanding proceedings however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

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

Management is currently unable to determine the outcome of these proceedings however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Other litigation

In October 1998, the town of Plymouth, Massachusetts, the site of Pilgrim Station, filed suit against Boston Edison. The town claims that Boston Edison has wrongfully failed to execute an agreement with the town for payments in addition to taxes due to the town under the Massachusetts electric industry restructuring legislation. Boston Edison has disputed the town's claim and will vigorously defend itself. In addition to this pending litigation, Boston Edison and the town of Plymouth are also parties in proceedings before the Appellate Tax Board and the DTE concerning substantially the same dispute. Management is unable to determine the ultimate outcome of these proceedings however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

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
======================================================

2.  Long-Term Power Sales Contracts

In addition to other wholesale power sales, Boston Edison sells a percentage of Pilgrim Station's output to other utilities and municipalities under long-term contracts. Information relating to these contracts is as follows:

                                  Contract
                                 Expiration   Units of Capacity Sold
                                              -----------------------
Contract Customer (a)               Date           %           MW
-------------------------------  -----------  -----------  ----------

Commonwealth Electric Company          2012         11.0         73.7
Montaup Electric Company               2012         11.0         73.7
Various municipalities                 2000 (b)      3.7         25.0
-------------------------------  ----------         ----        -----
     Total                                          25.7        172.4
===============================                     ====        =====

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

Selected Consolidated Quarterly Financial Data (Unaudited)

(in thousands, except earnings per share)

                                                      Earnings         Basic
                                                     Available      Earnings
               Operating   Operating         Net    for Common   Per Average
                Revenues      Income      Income  Shareholders  Common Share(a)
             ----------------------------------------------------------------
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

(b)  Identification of Executive Officers
-----------------------------------------

The information required by this item is included at the end of Part I of this Form 10-K/A under the caption Executive Officers of the Registrant.

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

            Nominees as Class II Trustees - Terms Expiring in 2002
            ------------------------------------------------------

Nominees                     Principal Occupation and Directorships
---------------------------  --------------------------------------------------------------

Charles K. Gifford           Chairman (since 1997 and from 1995-1996) and
Age:  56                     Chief Executive Officer (since 1995), formerly
Trustee since:  1998         President (1989-1995), BankBoston Corporation
Boston Edison Company        (Bank Holding Company), and Chairman and Chief
Director since:  1990        Executive Officer (since 1995), formerly
Member:  Audit, Finance      President (1989-1996), BankBoston, N.A.;
and Risk Management,         Director, Boston Edison Company, BankBoston
Executive Personnel          Corporation, BankBoston, N.A., Massachusetts
And Pricing Committees       Mutual Life Insurance Company.

Paul A. LaCamera             President and General Manager (since 1997),
Age:  55                     WCVB-TV Channel 5, formerly Vice President and
Trustee and Boston           General Manager (1994-1997); Director, Boston
Edison Company Director      Edison Company.
since:  1998
Member:  Audit, Finance
and Risk Management
Committee

Thomas J. May                Chairman, President and Chief Executive Officer
Age:  51                     (since 1998), BEC Energy, and Chairman,
Trustee since:  1998         President (since 1995) and Chief Executive
Boston Edison Company        Officer, Boston Edison Company; Director, Boston
Director since:  1991        Edison Company, BankBoston Corporation,
Member:  Executive           BankBoston, N.A., Liberty Mutual Insurance
and Pricing Committees       Company, Liberty Mutual Fire Insurance Company,
                             Liberty Financial Companies, Inc., RCN
                             Corporation.


Nominees                     Principal Occupation and Directorships
-----------------------      -----------------------------------------------

Sherry H. Penney             Chancellor (1988-1995 and 1996 to present),
Age:  61                     University of Massachusetts at Boston, formerly
Trustee since:  1998         President (1995) (interim), University of
Boston Edison Company        Massachusetts; Director, Boston Edison Company.
Director since:  1990
Member:  Audit, Finance
and Risk Management and
Executive Personnel
Committees

          Incumbent Class III Trustees - Terms Expiring in 2000
          -----------------------------------------------------
Trustees                     Principal Occupation and Directorships
---------------------------  ------------------------------------------------

Gary L. Countryman           Chairman of the Board, Liberty Mutual Insurance
Age:  59                     Company and Liberty Life Assurance Company of
Trustee since:  1998         Boston, formerly Chief Executive Officer (1985-
Boston Edison                1998), Liberty Mutual Insurance Company and
Company Director             Liberty Life Assurance Company of Boston;
since:  1986                 Director, Boston Edison Company, Liberty Mutual
Member:  Executive           Insurance Company, Liberty Life Assurance
And Executive                Company of Boston, Liberty Mutual Fire Insurance
Personnel Committees         Company, Liberty Financial Companies, Inc.,
                             BankBoston Corporation, BankBoston, N.A., The
                             Neiman-Marcus Group, Inc., Alliance of American
                             Insurers.

Thomas G. Dignan, Jr. (1)    Partner, Ropes & Gray (Law Firm); Director,
Age:  58                     Boston Edison Company.
Trustee since:  1998
Boston Edison Company
Director since:  1983
Member:  Executive
Committee

Herbert Roth, Jr.            Former Chairman of the Board (1978-1985) and
Age:  70                     Chief Executive Officer (1968-1985), LFE
Trustee since:  1998         Corporation (Traffic and Industrial Process
Boston Edison Company        Control Systems); Director/Trustee, Boston
Director since:  1978        Edison Company, Landauer, Inc., Tech/Ops Sevcon,
Member:  Audit,              Inc., Phoenix Home Life Mutual Insurance
Finance and Risk             Company, Phoenix Series Fund, Phoenix Total
Management Committee         Return Fund, Inc., Phoenix Multi-Portfolio Fund,
                             The Bid Edge Series Fund, Mark IV Industries.

Stephen J. Sweeney           Former Chairman of the Board (1986-1992) and
Age:  70                     Chief Executive Officer (1984-1990), Boston
Trustee since:  1998         Edison Company; Director, Boston Edison Company,
Boston Edison Company        Selecterm, Inc., Liberty Mutual Insurance
Director since:  1983        Company, Liberty Mutual Fire Insurance Company,
Member:  Audit,              Liberty Life Assurance Company of Boston,
Finance and Risk             Liberty Financial Companies, Inc., Uno
Management Committee         Restaurant Corporation.

           Incumbent Class I Trustees - Terms Expiring in 2001
           ---------------------------------------------------

Trustees                 Principal Occupation and Directorships
-----------------------  ------------------------------------------------

Nelson S. Gifford        Principal, Fleetwing Capital (Venture
Age:  68                 Investments); formerly Chairman (1986-1990) and
Trustee since:  1998     Chief Executive Officer (1975-1990), Dennison
Boston Edison Company    Manufacturing Company (Stationery Products,
Director since:  1981    Systems and Packaging); Director, Boston Edison
Member:  Executive       Company, John Hancock Mutual Life Insurance
Committee                Company, Reed and Barton, J.M. Huber Corp.,
                         Nypro Inc, Partners Fund.

Richard J. Egan          Chairman of the Board, EMC Corporation (Storage
Age:  63                 Related Computer System Products); Director,
Trustee since:  1998     Boston Edison Company, Cognition Inc., Shiva
Boston Edison Company    Corporation, New York Stock Exchange Listed
Director since:  1997    Company Advisory Committee.
Member:  Executive
Personnel Committee

Matina S. Horner         Executive Vice President, Teachers Insurance and
Age:  59                 Annuity Association/College Retirement Equities
Trustee since:  1998     Fund; formerly President (1972-1989), Radcliffe
Boston Edison Company    College; Director, Boston Edison Company, The
Director since:  1988    Neiman-Marcus Group, Inc.
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

                          Summary Compensation Table
                          --------------------------

                                  Annual                               Long-Term
                               Compensation                      Compensation Awards       Payouts
                             ------------------               -------------------------   ----------
                                                                             Securities
                                                    Other         Deferred   Underlying
Name and                                            Annual         Share      Options/       LTIP        All Other
Principal Position    Year    Salary    Bonus    Compensation(1)  Awards(2)    SARs(#)      Payouts   Compensation(3)
-------------------  -----   --------  --------  -------------- -------------  ----------   ----------  ---------------

Thomas J. May.....     1998  $519,583  $600,000          -          238,500      60,000            -       $ 9,600
 Chairman,             1997   496,875   498,750          -          426,400     100,000            -         9,600
  President and        1996   463,625   324,750          -                -           -            -         9,000
  Chief Executive
  Officer
 BEC Energy and
  Boston Edison
  Company

Ronald A. Ledgett.     1998   277,875   248,850          -           99,375      27,000            -        84,600
 Executive Vice        1997   232,500   216,750          -          118,450      28,600            -         9,600
  President,           1996   193,667   119,300          -                -           -            -         9,000
 Boston Edison
  Company

Douglas S. Horan..     1998   208,750   196,750          -           59,625      14,000            -        59,600
 Senior Vice           1997   195,417   140,000          -          103,000      25,000            -         9,600
  President,           1996   175,833    83,750          -                -           -            -         9,000
 BEC Energy and
  Boston Edison
  Company

James J. Judge....     1998   205,417   196,750          -           59,625      14,000            -        59,600
 Senior Vice           1997   183,667   136,400          -           97,850      23,400            -         9,600
 President,            1996   167,000    80,000          -                -           -            -         9,000
BEC Energy and
 Boston Edison
 Company

L. Carl Gustin....     1998   194,375   163,875          -           51,675      12,000            -         9,600
Senior Vice            1997   187,813   121,250          -           97,850      23,800            -         9,600
 President,            1996   182,507    67,262          -                -           -            -         9,000
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

                       Option Grants in Last Fiscal Year
                       ---------------------------------

                                                                  Individual Grants
                                                ---------------------------------------------------
                                                                    % of
                                                                    Total
                                                                   Options                              Grant
                                                     Number of     Granted     Exercise                 Date
                                                    Securities        to          or                   Present
                                                    Underlying     Employees     Base    Expiration     Value
Name                                            Options Granted(1)  in 1998     Price        Date         (2)
----                                            -----------------  ---------  ---------  ----------    -------

Thomas J. May.................................       60,000           14.3%     $ 39.75    4/22/08     $276,600
Ronald A. Ledgett.                                   27,000            6.4%     $ 39.75    4/22/08     $124,470
L. Carl Gustin................................       12,000            2.9%     $ 39.75    4/22/08     $ 55,320
Douglas S. Horan..............................       14,000            3.3%     $ 39.75    4/22/08     $ 64,540
James J. Judge................................       14,000            3.3%     $ 39.75    4/22/08     $ 64,540

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

              Aggregated Option/SAR Exercises and Fiscal Year-End
              ---------------------------------------------------
                              Option Value Table
                              ------------------

                                                                               Number of Securities       Value of Securities
                                                                                   Underlying            Underlying Unexercised
                                                                               Unexercised Options       In-the-Money Options
                                                Shares/SARs                    At Fiscal Year-End       At Fiscal Year-End (1)
                                                Acquired on     Value     ---------------------------  -------------------------
Name                                             Exercise      Realized     Exercisable/Unexercisable  Exercisable/Unexercisable
----------------------------------------------  -----------   ---------   ---------------------------  --------------------------
Thomas J. May.................................            0          $0        33,333  /  126,667        $506,245  /  $1,098,755
Ronald A. LedgettA............................            0          $0         9,533  /   46,067        $147,166  /  $333,159
L. Carl Gustin................................            0          $0         7,933  /   27,867        $122,466  /  $262,197
Douglas S. Horan..............................            0          $0         8,333  /   30,667        $128,641  /  $277,422
James J. Judge................................            0          $0         7,800  /   29,600        $120,413  /  $260,950

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

                   Years of Credited Service
Average Annual    ----------------------------
Compensation         10        15        20
----------------  --------  --------  --------

$200,000........  $ 60,000  $ 90,000  $120,000
$300,000........    90,000   135,000   180,000
$400,000........   120,000   180,000   240,000
$500,000........   150,000   225,000   300,000
$600,000........   180,000   270,000   360,000
$700,000........   210,000   315,000   420,000
$800,000........   240,000   360,000   480,000
$900,000........   270,000   405,000   540,000

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

                                                      Number of Shares of
                                                       BEC Energy Common
Name of Beneficial Owner                            Stock Beneficially Owned
------------------------                            ------------------------
Gary L. Countryman................................            4,614
Thomas G. Dignan, Jr..............................            5,290
Richard J. Egan...................................            1,777
Charles K. Gifford................................            3,515
Nelson S. Gifford.................................            8,412
L. Carl Gustin....................................           18,684
Douglas S. Horan..................................           17,609
Matina S. Horner..................................            4,365
James J. Judge....................................           16,437
Paul A. LaCamera..................................              233
Ronald A. Ledgett.................................           22,523
Thomas J. May.....................................           74,445
Sherry H. Penney..................................            4,342
Herbert Roth, Jr..................................            8,759
Stephen J. Sweeney................................            5,873
All trustees and executive officers as a group,
including those named above (18 persons)..........          228,586

(1) The following BEC Energy common shares are held in Boston Edison Company's Deferred Compensation Trust due to deferrals by the following participants under Boston Edison Company's Deferred Compensation Plan:
     Mr. Horan, 1,564 shares; Mr. Judge, 1,351 shares; Mr. Ledgett, 4,052 shares; Mr. May, 13,813 shares; all executive officers as a group, 25,725 shares. Trustees and officers who are participants in Boston Edison Company's Deferred Compensation Plan may instruct the trustee to vote BEC Energy common shares held in the trust in accordance with their allocable share of such deferrals, but trustee participants have no dispositive power with respect to shares held in the trust.

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

                                    Part IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following documents are filed as part of this Form 10-K/A:


1.  Financial Statements:
                                                                        Page
                                                                        ----
Consolidated Statements of Income for the years ended
December 31, 1998, 1997 and 1996                                         30

Consolidated Statements of Retained Earnings for the
years ended December 31, 1998, 1997 and 1996                             30

Consolidated Balance Sheets as of December 31, 1998 and 1997             31

Consolidated Statements of Cash Flows for the years
ended December 31, 1998, 1997 and 1996                                   32

Notes to Consolidated Financial Statements                               33

Selected Consolidated Quarterly Financial Data (Unaudited)               58

Report of Independent Accountants                                        81


2.  Financial Statement Schedules:

No financial statement schedules are included as they are either not required or not applicable.


3.  Exhibits:

Refer to the exhibits listing beginning on the following page.



(b) Reports on Form 8-K:

A Form 8-K dated November 23, 1998, was filed during the fourth quarter of 1998 disclosing that Entergy Nuclear Company was selected as the winning bidder for the purchase of Pilgrim Station. In addition, a Form 8-K dated December 10, 1998, was filed announcing that BEC and Commonwealth Energy System entered into an Agreement and Plan of Merger.

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
             in Massachusetts), a wholly owned
             subsidiary of BEC Energy

                                                      Exhibit  SEC Docket
                                                      -------  ----------


     21.2    Boston Energy Technology Group, Inc.
             (incorporated in Massachusetts),
             a wholly owned subsidiary of BEC
             Energy


     21.3    Harbor Electric Energy Company
             (incorporated in Massachusetts),
             a wholly owned subsidiary of Boston
             Edison Company


Exhibit 23    Consent of Independent Accountants
----------    ----------------------------------

Filed herewith:

     23.1    Consent of Independent Accountants
             to incorporate by reference their
             opinion included with this Form
             10-K/A in the Form S-3 Registration
             Statement filed by BEC Energy on
             July 2, 1998 (File No. 33-59693);
             Form S-8 Registration Statements
             filed by BEC Energy on June 17,
             1998 (File Nos. 33-58457, 33-59662
             and 33-59682) and June 29, 1998
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

                                    BEC ENERGY



                            By:  /s/ Robert J. Weafer, Jr.
                                 --------------------------------------
                                    Robert J. Weafer, Jr.
                                    Vice President-Finance, Controller
                                    and Chief Accounting Officer



                            Date:  May 12, 1999

                   Report of Independent Accountants


To the Shareholders and Trustees of BEC Energy:


In our opinion, the accompanying consolidated financial statements listed in
Item 14(a) of this Form 10-K/A present fairly, in all material respects, the consolidated financial position of BEC Energy and its subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of BEC's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                 PricewaterhouseCoopers LLP



Boston, Massachusetts
January 28, 1999