Form 10-Q
period 1999-03-31
B E C ENERGY
filed 1999-05-17
CIK 1035675

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

                                      or

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


Yes    x    No
     -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at May 10, 1999
-----                                        ---------------------------
Common Shares, $1 par value                  45,616,873 shares

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                                 BEC Energy
                      Consolidated Statements of Income
                                 (Unaudited)
                   (in thousands, except per share amounts)

                                                Three Months Ended March 31,
                                                    1999                1998
                                                --------            --------
Operating revenues                              $371,870            $394,117
                                                --------            --------

Operating expenses:
  Fuel and purchased power                       153,188             149,661
  Operations and maintenance                      79,631              96,133
  Depreciation and amortization                   47,501              46,104
  Demand side management and renewable energy
   programs                                       13,268               8,067
  Taxes - property and other                      20,507              29,526
  Income taxes                                    14,046              15,236
                                                --------            --------
    Total operating expenses                     328,141             344,727
                                                --------            --------

Operating income                                  43,729              49,390

Other expense, net                                (2,485)             (1,190)
                                                --------            --------
Operating and other income                        41,244              48,200
                                                --------            --------
Interest charges:
  Long-term debt                                  19,458              22,907
  Other                                            2,670               2,710
  Allowance for borrowed funds used during
   construction                                     (446)               (276)
                                                --------            --------
    Total interest charges                        21,682              25,341
                                                --------            --------

Net income                                        19,562              22,859
Preferred stock dividends of subsidiary            1,490               2,919
                                                --------            --------
Earnings available for common shareholders      $ 18,072            $ 19,940
                                                ========            ========

Weighted average common shares outstanding:
  Basic                                           46,946              48,515
                                                  ======              ======
  Diluted                                         47,092              48,674
                                                  ======              ======
Earnings per common share:
  Basic and diluted                                $0.38               $0.41
                                                   =====               =====

Dividends declared per common share               $0.485               $0.47
                                                  ======               =====

               Consolidated Statements of Comprehensive Income
                                 (Unaudited)
                                (in thousands)

                                                Three Months Ended March 31,
                                                    1999                1998
                                                --------            --------
Net income                                      $ 19,562            $ 22,859
Other comprehensive income, net:
  Unrealized gain on investments                  10,728                   -
                                                --------            --------
Comprehensive income                            $ 30,290            $ 22,859
                                                ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                                 BEC Energy
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                March 31,     December 31,
                                               ----------     ------------
                                                     1999             1998
                                               ----------       ----------
Assets
------
Utility plant in service, at original cost     $2,734,698       $2,720,681
  Less: accumulated depreciation                  959,323          926,020
                                               ----------       ----------
                                                1,775,375        1,794,661
Generation-related regulatory asset, net          357,870          366,336
Nuclear fuel, net                                  76,727           68,706
Construction work in progress                      44,316           40,965
                                               ----------       ----------
   Net utility plant                            2,254,288        2,270,668

Nonutility property                                22,822           21,565

Nuclear decommissioning trust                     177,306          172,908
Equity investments                                 80,342           84,770
Other investments                                  48,345           30,206

Current assets:
  Cash and cash equivalents                       102,425           98,989
  Accounts receivable                             202,661          202,275
  Accrued unbilled revenues                        12,608           14,322
  Materials and supplies, at average cost          19,835           15,474
  Prepaid expenses and other                      101,835          102,448
                                               ----------       ----------
   Total current assets                           439,364          433,508
                                               ----------       ----------

Other regulatory assets:
  Power contracts                                  52,420           58,415
  Income taxes, net                                52,080           52,168
  Redemption premiums                              22,822           23,419
  Postretirement benefits costs                    21,380           21,592
  Other                                             5,034           12,048
                                               ----------       ----------
   Total regulatory assets                        153,736          167,642

Other deferred debits                              36,372           32,632
                                               ----------       ----------

   Total assets                                $3,212,575       $3,213,899
                                               ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                 BEC Energy
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                March 31,      December 31,
                                                     1999              1998
                                               ----------      ------------
Capitalization and Liabilities
------------------------------
Common equity:
  Common stock, par value $1 per share
   (46,405,473 and 47,184,073 shares issued
   and outstanding)                            $   46,405        $   47,184
  Premium on common stock                         615,463           644,205
  Retained earnings                               356,045           360,509
  Accumulated other comprehensive income, net      10,728                 -
                                               ----------        ----------
   Total common equity                          1,028,641         1,051,898
                                               ----------        ----------

Cumulative preferred stock of subsidiary:
  Nonmandatory redeemable series                   43,000            43,000
  Mandatory redeemable series                      49,100            49,040
                                               ----------        ----------
   Total preferred stock                           92,100            92,040
                                               ----------        ----------

Long-term debt                                    890,511           955,563
                                               ----------        ----------

   Total capitalization                         2,011,252         2,099,501
                                               ----------        ----------

Current liabilities:
  Long-term debt due within one year               65,267               667
  Notes payable                                   101,000            78,000
  Accounts payable                                 96,466           110,194
  Accrued interest                                 12,295            20,516
  Dividends payable                                23,469            23,878
  Other                                           201,516           183,664
                                               ----------        ----------
   Total current liabilities                      500,013           416,919
                                               ----------        ----------

Deferred credits:
  Accumulated deferred income taxes               353,536           348,557
  Accumulated deferred investment tax credits      45,124            45,930
  Nuclear decommissioning liability               180,734           176,578
  Power contracts                                  52,420            58,415
  Other                                            69,496            67,999
                                               ----------        ----------
   Total deferred credits                         701,310           697,479

Commitments and contingencies                  __________        __________

   Total capitalization and liabilities        $3,212,575        $3,213,899
                                               ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                 BEC Energy
                     Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (in thousands)

                                                Three Months Ended March 31,
                                                      1999              1998
                                                 ---------         ---------
Operating activities:
  Net income                                     $  19,562         $  22,859
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                   53,854            56,329
    Deferred income taxes and investment
     tax credits                                    (2,900)              367
    Allowance for borrowed funds used during
     construction                                     (446)             (276)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                               1,328            37,868
    Fuel, materials and supplies                    (4,455)           10,616
    Accounts payable                               (13,728)           (2,526)
    Other current assets and liabilities             9,835            10,156
    Other, net                                       5,269           (26,392)
                                                 ---------         ---------
Net cash provided by operating activities           68,319           109,001
                                                 ---------         ---------

Investing activities:
  Plant expenditures (excluding AFUDC)             (22,214)          (18,938)
  Nuclear fuel expenditures                        (14,160)             (959)
  Investments                                           10           (14,069)
                                                 ---------         ---------
Net cash used in investing activities              (36,364)          (33,966)
                                                 ---------         ---------

Financing activities:
  Common share repurchases                         (27,145)                0
  Long-term debt redemptions                             0          (100,000)
  Net change in notes payable                       23,000            61,987
  Dividends paid                                   (24,374)          (25,721)
                                                 ---------         ---------
Net cash used in financing activities              (28,519)          (63,734)
                                                 ---------         ---------

Net increase in cash and cash equivalents            3,436            11,301
Cash and cash equivalents at beginning of year      98,989             4,140
                                                 ---------         ---------
Cash and cash equivalents at end of period       $ 102,425         $  15,441
                                                 =========         =========

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
   Interest, net of amounts capitalized          $  29,133         $  36,084
                                                 =========         =========
   Income taxes                                  $      85         $  10,233
                                                 =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------

A)  Basis of Presentation
    ---------------------

Boston Edison Company (Boston Edison) received final approval of its reorganization plan to form a holding company structure from the Securities and Exchange Commission in May 1998. Effective May 20, 1998 the holding company, BEC Energy (BEC), was formed with Boston Edison as a wholly owned subsidiary of BEC. Under the holding company structure the owners of Boston Edison's common stock became BEC common shareholders. Existing debt and preferred stock of Boston Edison remained obligations of the regulated utility business. Effective June 25, 1998, Boston Energy Technology Group
(BETG) ceased being a subsidiary of Boston Edison and became a wholly owned subsidiary of BEC. Therefore, the 1998 consolidated financial statements reflect the results of operations and cash flows of Boston Edison prior to the reorganization.

The accompanying unaudited consolidated financial statements should be read in conjunction with the BEC 1998 Annual Report on Form 10-K/A. The financial information presented as of March 31 has been prepared from BEC's books and records without audit by independent accountants. Financial information as of December 31 has been derived from the audited financial statements of BEC, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of BEC's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

Under the Boston Edison restructuring settlement agreement, which was approved by the Massachusetts Department of Telecommunications and Energy
(DTE), approximately 75% of the net assets of Pilgrim Nuclear Power Station are recoverable through a non-bypassable transition charge of the utility's distribution business. All Boston Edison distribution customers must pay a transition charge as a component of distribution electric rates. The purpose of the transition charge is to allow Boston Edison to collect costs from customers that would not be collected in the competitive energy supply market. The distribution business continues to be subject to rate-regulation. The remaining 25% is collected under Pilgrim's wholesale power contracts with other utilities and municipalities. The consolidated balance sheets reflect a reclassification of the Pilgrim net assets recoverable through the transition charge from utility plant to regulatory asset. This Pilgrim regulatory asset, included in the generation-related regulatory asset on the consolidated balance sheets, continues to be grouped with utility plant for financial statement presentation.

The sale of Boston Edison's fossil generating assets to Sithe Energies was completed in May 1998. The amount received above net book value on the sale of these assets is being returned to Boston Edison's customers over the settlement period. That amount is partially offset by certain costs recoverable through the transition charge due to the support of standard offer service provided by Boston Edison's fossil generating assets prior to the divestiture. The net gain on the sale of the fossil assets is included as a reduction to the generation-related regulatory asset on the consolidated balance sheets.

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

The results of operations for the three-month periods ended March 31, 1999 and 1998 are not indicative of the results which may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions.

B)  Nature of Operations
    --------------------

Within the restructured electric utility industry, BEC has announced its intention to focus its utility operations on the transmission and distribution of energy. The sale of Boston Edison's fossil generating assets to Sithe Energies was completed in May 1998. In November 1998, Boston Edison signed an agreement with Entergy Nuclear Generating Company to sell Pilgrim, its wholly owned nuclear generating unit. Regulatory approvals were received from the DTE, Federal Energy Regulatory Commission (FERC) and Nuclear Regulatory Commission in 1999.

BEC signed a merger agreement with Commonwealth Energy System (CES) in 1998 that, upon completion, will create a new holding company, NSTAR. The utility subsidiaries of NSTAR will serve approximately 1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. The merger is subject to customary closing conditions, including the receipt of the required approvals of BEC and CES shareholders. Shareholder votes on the merger will be held as part of each of BEC's and CES' annual shareholder meetings scheduled for June 24, 1999.

Refer to the BEC 1998 Annual Report on Form 10-K/A for more information on the sale of Pilgrim and the merger with CES.

Boston Edison currently supplies electricity at retail to an area of 590 square miles, including the city of Boston and 39 surrounding cities and towns. It also supplies electricity at wholesale for resale to other utilities and municipalities. Boston Edison is required to continue to develop and implement electric demand side management programs as well as to provide funding for renewable energy projects pursuant to Massachusetts law. In addition, unregulated activities continue to be conducted through BETG. Refer to Note F of these Consolidated Financial Statements for information regarding BEC's nonutility operations.

C)  Contingencies
    -------------

1. Hazardous Waste

Boston Edison is an owner or operator of approximately 20 properties where oil or hazardous materials were spilled or released. As such, Boston Edison is required to clean up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also faces possible liability as a potentially responsible party in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison is one of many potentially responsible parties and currently expects to have only a small percentage of the total potential liability for these sites. Through March 31, 1999, BEC had approximately $6 million accrued on its consolidated balance sheet related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

2. Generating Unit Performance Program

Boston Edison's generating unit performance program ceased March 1, 1998. Under this program the recovery of incremental purchased power costs resulting from Boston Edison's generating unit outages and outages at units in which it had entitlements was subject to review by the DTE. Proceedings relative to generating unit performance remain pending before the DTE. These proceedings will include the review of replacement power costs associated with the shutdown of the Connecticut Yankee nuclear electric generating unit. Boston Edison is a 9.5% equity investor in Connecticut Yankee Atomic Power Company and was a power purchaser from the generating unit. Management is unable to fully determine a range of reasonably possible disallowance costs in excess of amounts accrued. Based on its assessment of the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional provisions for disallowance costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

3. Industry and Corporate Restructuring Legal Proceedings

The DTE order approving the Boston Edison restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court. One settlement agreement appeal remains pending, however there has to date been no briefing, hearing or other action taken with respect to this proceeding.

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

4. Regulatory Proceedings

In October 1997, the DTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order which permitted the formation of BETG and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearings began in the fourth quarter of 1998 and were completed during the first quarter of 1999. A DTE ruling is expected in this proceeding in mid-1999.

Each of the Reading Municipal Light Department, the Littleton Electric Light Department and the West Boylston Municipal Light Department have filed separate claims for arbitration in Massachusetts alleging that the proposed sale of Pilgrim Station constitutes a breach of their respective power sale agreements and seeking to terminate those agreements. The remaining municipal light departments have also indicated that they plan to file similar claims for arbitration. Boston Edison has requested the FERC to exercise its pre-emptive authority to consider the claims of the municipal light departments. In the event that either the FERC determines, or as a result of the arbitrations, that the contracts should be terminated, Boston Edison would continue to be obligated to purchase power from Entergy that it intended to resell to the municipal light departments. Boston Edison may not be able to resell such power in the short-term power exchange at a price equal to or greater than the price it is required to pay to Entergy.
However, Boston Edison has filed at the DTE for recovery of any such shortfall as part of its Pilgrim divestiture filing through the transition charge.

Management is currently unable to determine the outcome of these proceedings however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

5. Other Litigation

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

D)  Income Taxes
    ------------

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 1999 and the actual effective income tax rate for 1998.

                                                        1999       1998
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             5.1        5.2
Investment tax credit amortization                      (1.4)      (6.9)
Other                                                    0.4        1.0
                                                        ----       ----
  Effective tax rate                                    39.1%      34.3%
                                                        ====       ====

The 1998 effective tax rate declined by 5.1% as a result of the recognition in net income of the remaining unamortized investment tax credits related to Boston Edison's fossil generating assets at the time of their sale. This shareholder benefit, which was realized in the second quarter of 1998, is included in other expense, net on the 1998 consolidated statement of income. The 1999 effective tax rate increased by 1.0% as a result of the associated decrease in the amortization of investment tax credits.

E)  Earnings Per Common Share
    -------------------------

The following table illustrates the reconciliation between basic and diluted earnings per share (EPS) computations.

(in thousands, except per share amounts)

                                             Three months ended March 31,
                                                1999                 1998
                                             -------              -------
Earnings available for common shareholders   $18,072              $19,940

Basic EPS                                      $0.38                $0.41

Diluted EPS                                    $0.38                $0.41

Weighted average common shares outstanding
 for basic EPS                                46,946               48,515

Effect of dilutive securities:

Weighted average dilutive potential common
 shares related to share-based compensation      146                  159

Weighted average common shares outstanding
 for diluted EPS                              47,092               48,674

F)  Segment and Related Information
    -------------------------------

For the purpose of providing segment information, BEC's principal operating segment, or its traditional core business, is the electric utility that provides electric energy service, primarily in the city of Boston and 39 surrounding cities and towns. The utility also supplies electricity at wholesale for resale to other utilities and municipalities. The unregulated operating segment engages in certain nonutility business activities. Such activities include telecommunications, construction management and district energy primarily in the Boston area. Financial data for the operating segments are as follows (in thousands):

Three months ended March 31,
                                      Electric  Unregulated
                                       Utility   Nonutility   Consolidated
                                    Operations   Operations          Total
                                    ----------   ----------   ------------
1999
----
Operating revenues                  $  371,195   $      675     $  371,870
Segment net income (loss)           $   24,857   $   (5,295)    $   19,562

1998
----
Operating revenues                  $  394,555   $     (438)    $  394,117
Segment net income (loss)           $   27,545   $   (4,686)(a) $   22,859

[FN]
(a) During the latter half of 1998 BEC decided to discontinue the operations of Coneco, a wholly owned unregulated subsidiary that provided energy management services and to cease its participation in EnergyVision, an energy marketing joint venture with Williams Energy Services Company. The net loss from these businesses was $1,272,000 for the three months ended March 31, 1998.

G)  RCN Conversion
    --------------

BETG is a participant in a telecommunications venture with RCN Telecom Services, Inc. (RCN). As part of the joint venture agreement, BETG has the option to exchange a portion of its investment in the joint venture for shares of RCN Corporation common stock. During 1998, BETG exercised its option to convert a portion of its interest. In the first quarter of 1999, BETG received 1.1 million shares of common stock in exchange for a portion of its joint venture interest that had a book value of $11 million. The RCN shares received are included in other investments on the 1999 consolidated balance sheet at their fair value of $37 million. The unrealized gain due to the increase in market value on these shares is reflected, net of associated income taxes, as comprehensive income on the 1999 consolidated statement of comprehensive income and the 1999 consolidated balance sheet.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations - Three Months Ended March 31, 1999 vs. Three Months
--------------------------------------------------------------------------
Ended March 31, 1998
--------------------

Basic and diluted earnings per common share for the three months ended March 31, 1999 were $0.38 compared to $0.41 for the same period in 1998, a 7.3% decrease in earnings as described below.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note A to the Consolidated Financial Statements.

Operating revenues

Operating revenues decreased 5.6% during the first quarter of 1999 as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                      $(17,817)
Wholesale revenues                                 195
Short-term sales and other revenues             (4,625)
------------------------------------------------------
  Decrease in operating revenues              $(22,247)
======================================================

Retail revenues were $320.1 million in 1999 compared to $337.9 million in 1998, a decrease of $17.8 million or 5%. The decrease in retail revenues reflects the impact of the 10% reduction in retail rates mandated by the Massachusetts Electric Utility Industry Restructuring Law that was implemented in March 1998. A 2.4% increase in retail kWh sales resulting from a strong local economy and colder weather in 1999 than in 1998 partially offset the impact of the rate reduction.

Total short-term sales and other revenues were $15.8 million in 1999 compared to $20.4 million in 1998, a decrease of $4.6 million or 23%. This decrease is consistent with the decrease in short-term kWh sales. Beginning
December 1, 1998, under an agreement with Select Energy, a subsidiary of Northeast Utilities, Boston Edison is only purchasing enough power to meet its obligations to its retail and wholesale customers. Therefore, Boston Edison has no excess power supply to sell into the New England Power Pool.

Operating expenses

Fuel and purchased power expense was $153.2 million in 1999 compared to $149.7 million in 1998, an increase of $3.5 million or 2%. The fuel expense related to fossil generation units decreased $47 million reflecting the divestiture of those units in May 1998. Purchased power expense increased $63 million reflecting the increase in Boston Edison's purchased power requirements in the absence of its fossil generating units. Boston Edison collects the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expense in 1999 includes a net reduction of $11 million related to these mechanisms. Due to the rate adjustment mechanisms, this reduction had no net impact on earnings.

Operations and maintenance expense was $79.6 million in 1999 compared to $96.1 million in 1998, a decrease of $16.5 million or 17%. The decrease is primarily due to a $12 million decrease in fossil-related power production expenses due to the fossil divestiture in May 1998. The remaining decrease reflects lower employee benefit expense of $5 million.

Depreciation and amortization expense was $47.5 million in 1999 compared to $46.1 million in 1998, an increase of $1.4 million or 3%. The increase is due to the required increase in depreciation on distribution utility plant under the terms of the Boston Edison settlement agreement partially offset by a reduction in amortization due to the return to customers of the proceeds from the fossil divestiture.

Demand side management (DSM) and renewable energy programs expense was $13.3 million in 1999 compared to $8.1 million in 1998, an increase of $5.2 million or 64%. The increase reflects an increase in the required spending for DSM programs in 1999. In addition, renewable energy programs expense increased $3 million as a result of a state mandate for the funding of renewable energy that became effective March 1, 1998. Renewable energy expenses are collected through a separate rate mechanism and, therefore, have no net impact on earnings.

Property and other taxes were $20.5 million in 1999 compared to $29.5 million in 1998, a decrease of $9 million or 31%. The decrease is due to a decrease in municipal property taxes of $8.5 million resulting from the fossil divestiture.

Other expense, net

Other expense, net was $2.5 million in 1999 compared to $1.2 million in 1998, an increase of $1.3 million. The increase is due to a $1 million increase in equity losses from BETG's joint venture with RCN.

Interest charges

Interest charges on long-term debt were $19.5 million in 1999 compared to $22.9 million in 1998, a decrease of $3.4 million or 15%. The decrease reflects approximately $2 million due to the maturing of $100 million of 5.95% debentures in March 1998 and the cessation of amortization of the associated discounts and redemption premiums and approximately $2 million due to the redemption of a $100 million 6.662% bank loan in June 1998.

Preferred stock dividends

Preferred stock dividends were $1.5 million in 1999 compared to $2.9 million in 1998, a decrease of $1.4 million or 49%. The decrease is primarily due to the redemption of 400,000 shares of 7.75% series cumulative preferred stock and the remaining 320,000 shares of 7.27% series in July 1998.

Electric Revenues
-----------------

Boston Edison's electric delivery business provides its standard offer customers service at rates designed to give 10% savings from rates in effect prior to the retail access date (March 1, 1998). Under Massachusetts law,

Boston Edison will be required to charge rates that provide these customers an additional 5% average savings, after an adjustment for inflation, by September 1, 1999. The cost of providing standard offer service, which includes fuel and purchased power costs, is recovered from customers on a fully reconciling basis. New retail customers in the Boston Edison service territory and previously existing customers that are no longer eligible for the standard offer due to choosing a competitive supplier are on default service. The price of default service is based on the average competitive market price for power. Refer also to the Electric Revenues section of Item 7 of the BEC 1998 Annual Report on Form 10-K/A.

As part of the Boston Edison restructuring settlement agreement, the annual performance adjustment charge ceased and the cost recovery mechanism for Pilgrim Station changed effective March 1, 1998. Approximately 25% of the operations and capital costs, including a return on investment, continues to be collected under wholesale contracts with other utilities and municipalities. Refer to the Electric Revenues section of Item 7 of the BEC 1998 Annual Report on Form 10-K/A for a description of Pilgrim's cost recovery mechanism.

Under the Boston Edison restructuring settlement agreement, the rates of Boston Edison's distribution business will remain unchanged, subject to a minimum and maximum return on average common equity (ROE), until December 31, 2000. Refer to the Electric Revenues section of Item 7 of the BEC 1998 Annual Report on Form 10-K/A for detail regarding the minimum and maximum ROE. Under the Boston Edison settlement agreement, the cost of providing transmission service to distribution customers is recovered on a fully reconciling basis.

Pursuant to the merger agreement between BEC and CES, the utility subsidiaries of the two companies filed a rate plan with the DTE in February 1999. Under the plan, distribution rates of the utility subsidiaries will be frozen for a period of four years upon consummation of the BEC and CES merger. Other highlights of the rate plan include recovery of transaction and integration costs (estimated to be approximately $100 million) over a ten-year period and recovery of the acquisition premium (estimated to be approximately $500 million) over 40 years. The companies have proposed that this recovery be allocated among the utility subsidiaries, including Boston Edison. Completion of the merger is subject to the approval of this rate plan by the DTE.

Liquidity
---------

Boston Edison supplements internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings. Boston Edison has authority from the Federal Energy Regulatory Commission to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks as well as other arrangements with several banks to provide additional short-term credit on an uncommitted and as available basis. No amount was outstanding under these revolving credit agreements as of March 31, 1999.

In July 1998, BEC established a $225 million revolving credit agreement with a group of banks effective through July 2001. $101 million of short-term debt was outstanding under this credit agreement as of March 31, 1999. The purpose of this agreement is to provide financing to the holding company for general corporate purposes, invest in BEC's subsidiaries and fund the common share repurchase program.

In April 1998, Boston Edison announced a common share repurchase program under which it would repurchase up to four million of its common shares. BEC has assumed this program since the reorganization to a holding company structure. Through March 31, 1999, 2.1 million shares have been repurchased at a total cost of approximately $83 million. Under this program, shares are repurchased through open market, block or privately-negotiated transactions, or a combination. The timing and actual number of shares repurchased will be impacted by market conditions.

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

BEC is addressing the year 2000 issue on a coordinated basis. BEC inventoried and assessed all date-sensitive information and transaction processing computer systems and determined that approximately one-third of business critical systems software needed modification or replacement. BEC defines its business critical systems as those which are necessary for the delivery of and billing and accounting for electricity to its customers. Plans have been developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the supported activity. As systems are being remediated or replaced, they are tested for operational and year 2000 compliance in their own environment. After completion of implementation, the systems are then tested for their integration and compliance with other interactive systems. Management estimates that approximately 85% of the efforts necessary to implement and test its critical computer systems to alleviate the year 2000 issue are complete and expects to complete all efforts by the end of the second quarter of 1999. In addition, all other non-critical systems have been inventoried and assessed. Approximately one-third of these systems required modification or replacement. Under the year 2000 plan, each non-critical system has a form of readiness acceptance commensurate with its business importance. The more important and complex systems are being tested as a means of acceptance. Less important and non-complex systems may refer to industry test results, vendor test results and/or vendor statements of readiness as a means of acceptance. Management expects to complete the remediation, replacement and testing of at least 95% of its non-critical computer systems by the end of the second quarter of 1999. All non-critical systems are scheduled for completion by the third quarter of 1999.

BEC has also inventoried its non-information technology systems that may be date-sensitive and that use embedded technology such as micro-controllers or micro-processors. Approximately 27% of these systems require modification or replacement. The three categories of these systems are (1) telecommunications, (2) distribution system controls and (3) other distribution equipment. BEC is approximately 90%, 80% and 90% complete, respectively, with its efforts to resolve and remediate the systems that have been identified as year 2000 non-compliant within each category. BEC expects completion of resolution and testing by the end of the second quarter of 1999.

Costs incurred to remediate non-compliant systems are expensed as incurred. In addition, a decision was made to use this opportunity to upgrade some of BEC's inefficient centralized business systems. Systems' replacement costs will be capitalized and amortized over future periods. BEC expects the modification and testing of its information and transaction processing systems to cost $32 million. BEC has expended $21 million on this project through March 31, 1999. BEC has funded and plans on continuing to fund all costs related to year 2000 with internally generated cash flows.

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

Safe Harbor Cautionary Statement
--------------------------------

BEC occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. Refer also to the safe harbor cautionary statements included in the BEC 1998 Annual Report on Form 10-K/A.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

There have been no material changes since year-end.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     a)  Exhibits filed herewith:

             Exhibit 4 - Instruments Defining the Rights of Security Holders,
                         Including Indentures

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

     b)  No Form 8-K was filed during the first quarter of 1999.

                                  Signature
                                  ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






























                                                          BEC ENERGY
                                                         ------------
                                                         (Registrant)




Date:  May 17, 1999                             /s/ Robert J. Weafer, Jr.
                                                -----------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President-Finance,
                                                    Controller, Assistant
                                                    Treasurer and Assistant
                                                    Clerk