Form 10-Q
period 1999-06-30
B E C ENERGY
filed 1999-08-16
CIK 1035675

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

                                      or

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


Yes     x    No
      -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at August 9, 1999
-----                                        -----------------------------
Common Shares, $1 par value                  45,553,073 shares

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                                 BEC Energy
                      Consolidated Statements of Income
                                 (Unaudited)
                   (in thousands, except per share amounts)
                                            Three Months          Six Months
                                          Ended June 30,      Ended June 30,
                                          1999      1998      1999      1998
                                      --------  --------  --------  --------
Operating revenues                    $379,290  $385,348  $751,160  $779,465
                                      --------  --------  --------  --------

Operating expenses:
  Fuel and purchased power             144,510   120,467   297,697   270,131
  Operations and maintenance            71,318    90,721   150,949   185,666
  Depreciation and amortization         47,687    52,819    95,188   100,112
  Demand side management and
    renewable energy programs           13,433     8,975    26,701    17,041
  Taxes - property and other            19,440    23,349    39,948    52,875
  Income taxes                          24,233    24,072    38,279    39,307
                                      --------  --------  --------  --------
    Total operating expenses           320,621   320,403   648,762   665,132
                                      --------  --------  --------  --------

Operating income                        58,669    64,945   102,398   114,333

Other expense, net                        (884)   (4,774)   (3,369)   (5,964)
                                      --------  --------  --------  --------
Operating and other income              57,785    60,171    99,029   108,369
                                      --------  --------  --------  --------
Interest charges:
  Long-term debt                        19,444    21,125    38,901    44,029
  Other                                  2,562     5,010     5,233     7,723
  Allowance for borrowed funds
   used during construction               (474)     (287)     (919)     (564)
                                      --------  --------  --------  --------
    Total interest charges              21,532    25,848    43,215    51,188
                                      --------  --------  --------  --------

Net income                              36,253    34,323    55,814    57,181
Preferred stock dividends of
 subsidiary                              1,490     2,871     2,980     5,790
                                      --------  --------  --------  --------
Earnings available for common
 shareholders                         $ 34,763  $ 31,452  $ 52,834  $ 51,391
                                      ========  ========  ========  ========

Weighted average common shares
 outstanding:
   Basic                                45,772    48,513    46,356    48,514
                                        ======    ======    ======    ======
   Diluted                              45,963    48,701    46,521    48,683
                                        ======    ======    ======    ======
Earnings per common share:
   Basic and diluted                     $0.76     $0.65     $1.14     $1.06
                                         =====     =====     =====     =====

Dividends declared per common share     $0.485     $0.47     $0.97     $0.94
                                        ======     =====     =====     =====

               Consolidated Statements of Comprehensive Income
                                 (Unaudited)
                                (in thousands)
                                            Three Months          Six Months
                                          Ended June 30,      Ended June 30,
                                          1999      1998      1999      1998
                                      --------  --------  --------  --------
Net income                            $ 36,253  $ 34,323  $ 55,814  $ 57,181
Other comprehensive income, net:
  Unrealized gain on investments         6,205         0    16,933         0
                                      --------  --------  --------  --------
Comprehensive income                  $ 42,458  $ 34,323  $ 72,747  $ 57,181
                                      ========  ========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                                 BEC Energy
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                 June 30,     December 31,
                                                     1999             1998
                                               ----------     ------------
Assets
------
Utility plant in service, at original cost     $2,763,146       $2,720,681
  Less: accumulated depreciation                  980,906          926,020
                                               ----------       ----------
                                                1,782,240        1,794,661
Construction work in progress                      44,620           40,965
                                               ----------       ----------
   Net utility plant                            1,826,860        1,835,626

Nonutility property                                25,720           21,565

Nuclear decommissioning trust                     180,242          172,908
Equity investments                                125,901           84,770
Other investments                                  57,588           30,206

Current assets:
  Cash and cash equivalents                        28,146           98,989
  Accounts receivable                             212,896          202,275
  Accrued unbilled revenues                        24,665           14,322
  Materials and supplies, at average cost          14,285           10,731
  Prepaid expenses and other                      108,603          102,448
                                               ----------       ----------
   Total current assets                           388,595          428,765
                                               ----------       ----------

Other regulatory assets:
  Generation-related regulatory asset, net        552,870          455,725
  Power contracts                                  49,566           58,415
  Income taxes, net                                51,992           52,168
  Redemption premiums                              22,225           23,419
  Postretirement benefits costs                    21,167           21,592
  Other                                            27,120            1,825
                                               ----------       ----------
   Total regulatory assets                        724,940          613,144

Other deferred debits                              37,973           26,915
                                               ----------       ----------

   Total assets                                $3,367,819       $3,213,899
                                               ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                 BEC Energy
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                 June 30,      December 31,
                                                     1999              1998
                                               ----------      ------------
Capitalization and Liabilities
------------------------------
Common equity:
  Common stock, par value $1 per share
   (45,553,073 and 47,184,073 shares issued
   and outstanding)                            $   45,553        $   47,184
  Premium on common stock                         582,710           644,205
  Retained earnings                               365,995           360,509
  Accumulated other comprehensive income, net      16,933                 -
                                               ----------        ----------
   Total common equity                          1,011,191         1,051,898
                                               ----------        ----------

Cumulative preferred stock of subsidiary:
  Nonmandatory redeemable series                   43,000            43,000
  Mandatory redeemable series                      49,160            49,040
                                               ----------        ----------
   Total preferred stock                           92,160            92,040
                                               ----------        ----------

Long-term debt                                    880,057           955,563
                                               ----------        ----------

   Total capitalization                         1,983,408         2,099,501
                                               ----------        ----------

Current liabilities:
  Long-term debt due within one year               66,467               667
  Notes payable                                   191,750            78,000
  Accounts payable                                131,308           110,194
  Accrued interest                                 20,779            20,516
  Dividends payable                                23,087            23,878
  Other                                           246,639           183,664
                                               ----------        ----------
   Total current liabilities                      680,030           416,919
                                               ----------        ----------

Deferred credits:
  Accumulated deferred income taxes               352,353           348,557
  Accumulated deferred investment tax credits      44,318            45,930
  Nuclear decommissioning liability               185,086           176,578
  Power contracts                                  49,566            58,415
  Other                                            73,058            67,999
                                               ----------        ----------
   Total deferred credits                         704,381           697,479

Commitments and contingencies                  __________        __________

   Total capitalization and liabilities        $3,367,819        $3,213,899
                                               ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                 BEC Energy
                     Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (in thousands)

                                                Six Months Ended June 30,
                                                      1999           1998
                                                 ---------      ---------
Operating activities:
  Net income                                     $  55,814      $  57,181
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                  102,693        117,953
    Deferred income taxes and investment
     tax credits                                    (7,526)      (135,704)
    Allowance for borrowed funds used during
     construction                                     (919)          (564)
    Power contract buyout                          (65,780)             0
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                             (20,964)       (20,966)
    Fuel, materials and supplies                     1,000         32,575
    Accounts payable                                21,114        119,952
    Other current assets and liabilities            56,292         58,763
    Other, net                                     (71,139)         7,424
                                                 ---------      ---------
Net cash provided by operating activities           70,585        236,614
                                                 ---------      ---------

Investing activities:
  Plant expenditures (excluding AFUDC)             (59,929)       (47,339)
  Proceeds from sale of fossil generating assets         0        533,732
  Nuclear fuel expenditures                        (15,751)        (3,591)
  Investments                                      (57,414)       (35,378)
                                                 ---------      ---------
Net cash (used in) provided by investing
 activities                                       (133,094)       447,424
                                                 ---------      ---------

Financing activities:
  Common share repurchases                         (64,744)             0
  Preferred stock redemption                             0         (4,000)
  Long-term debt redemptions                        (9,000)      (201,600)
  Net change in notes payable                      113,750       (137,013)
  Dividends paid                                   (48,340)       (51,443)
                                                 ---------      ---------
Net cash used in financing activities               (8,334)      (394,056)
                                                 ---------      ---------

Net (decrease) increase in cash and cash
 Equivalents                                       (70,843)       289,982
Cash and cash equivalents at beginning of year      98,989          4,140
                                                 ---------      ---------
Cash and cash equivalents at end of period       $  28,146      $ 294,122
                                                 =========      =========

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
   Interest, net of amounts capitalized          $  41,411      $  52,921
                                                 =========      =========
   Income taxes                                  $     335      $  65,664
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

The accompanying unaudited consolidated financial statements should be read in conjunction with the BEC 1998 Annual Report on Form 10-K/A and quarterly report on Form 10-Q for the period ended March 31, 1999. The financial information presented as of June 30 has been prepared from BEC's books and records without audit by independent accountants. Financial information as of December 31 has been derived from the audited financial statements of BEC, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of BEC's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 are not indicative of the results which may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions.

B)  Pilgrim Nuclear Power Station
    -----------------------------

Under Boston Edison's approved restructuring settlement agreement approximately 75% of the net assets of Pilgrim Nuclear Power Station are recoverable through a non-bypassable transition charge of the utility's distribution business. All Boston Edison distribution customers must pay a transition charge as a component of distribution electric rates. The purpose of the transition charge is to allow Boston Edison to collect costs from customers that would not be collected in the competitive energy supply market. The distribution and transmission businesses continue to be subject to rate-regulation. This Pilgrim regulatory asset is included in the generation-related regulatory asset-net on the consolidated balance sheet.

On July 13, 1999, Boston Edison completed the sale of Pilgrim Nuclear Generating Station to Entergy Nuclear Generating Company, a subsidiary of Entergy Corporation, for $81 million. In addition to the amount received from Entergy, Boston Edison will also receive a total of approximately $243 million from the wholesale contract customers of Pilgrim to terminate their contracts and to release them from all future liabilities. As part of the sale, Boston Edison transferred its decommissioning trust fund to Entergy, and was released from all future liability related to the ultimate decommissioning of the plant. In order to provide Entergy with a fully funded decommissioning trust fund, Boston Edison contributed approximately $271 million to the fund at the time of the sale. The difference between the total proceeds received and the net book value of the Pilgrim assets sold plus the net amount to fully fund the decommissioning trust will be included in the balance of generation-related regulatory asset-net on the consolidated balance sheet as such amounts will be collected from customers under Boston Edison's settlement agreement. The final amounts to be collected from customers related to Pilgrim are subject to regulatory review.

Three municipal light departments had previously filed for separate claims alleging that the sale of Pilgrim constituted a breach of their respective power sale agreements. Boston Edison has reached a settlement in principle with all fourteen municipal customers of Pilgrim. This settlement, effective upon Federal Energy Regulatory Commission (FERC) approval, will terminate the purchase power agreements between Boston Edison and the municipal light departments and dispose of all disputes, including previously filed arbitration claims, regarding the sale of Pilgrim to Entergy and the power sale agreements.

C)  Securitization
    --------------

On July 29, 1999, a wholly owned special purpose subsidiary (SPS) of Boston Edison closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale of $725 million of electric rate reduction bonds to the public. The notes are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts electric industry restructuring act and authorized by the Massachusetts Department of Telecommunications and Energy (MDTE). These bonds are non-recourse to Boston Edison. As a result of the issuance of these bonds, Boston Edison customers are expected to realize aggregate savings of approximately $76 million over ten years.

D)  Nature of Operations
    --------------------

BEC is focusing its utility operations on the transmission and distribution of energy. This is illustrated by the sale of Boston Edison's fossil generating assets to Sithe Energies in May 1998 and the sale of Pilgrim to Entergy Nuclear Generating Company in July 1999.

BEC signed a merger agreement with Commonwealth Energy System (CES) in December 1998 that, upon completion, will create a new holding company, NSTAR.

The utility subsidiaries of NSTAR will serve approximately 1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. The merger is subject to customary closing conditions, including the receipt of the required approvals. On June 24, 1999, common shareholders of BEC and CES approved the merger agreement. On June 30, 1999, FERC approved the merger. The MDTE issued an order approving most major elements of a rate plan filed by the utility subsidiaries of the two companies, including Boston Edison, on July 27, 1999. The highlights of the rate plan include a four-year distribution rate freeze for each of the NSTAR utility subsidiaries, the collection from customers of the acquisition premium of approximately $516 million over 40 years and the recovery of transaction and integration costs of approximately $111 million over 10 years. The Massachusetts Attorney General has announced his intention to file an appeal of the MDTE order regarding the rate plan. Management cannot determine the outcome of this appeal or its impact on the rate plan. The Nuclear Regulatory Commission approved the merger on August 11, 1999. The remaining approval from the Securities and Exchange Commission is expected in the third quarter. For financial reporting purposes, the merger will be accounted for by BEC as an acquisition of CES under the purchase method of accounting.

Boston Edison currently delivers electricity at retail to an area of 590 square miles, including the city of Boston and 39 surrounding cities and towns. It also supplies electricity at wholesale for resale to other utilities and municipalities. Boston Edison is required to continue to develop and implement electric demand side management programs as well as to provide funding for renewable energy projects pursuant to Massachusetts law. In addition, unregulated activities continue to be conducted through BEC's wholly owned subsidiary, BETG. Refer to Note H of these Consolidated Financial Statements for information regarding BEC's nonutility operations.

E)  Contingencies
    -------------

1. Hazardous Waste

Boston Edison is an owner or operator of approximately 20 properties where oil or hazardous materials were spilled or released. As such, Boston Edison is required to clean up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also faces possible liability as a potentially responsible party in the cleanup of five multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison is one of many potentially responsible parties and currently expects to have only a small percentage of the total potential liability for these sites. Through June 30, 1999, BEC had approximately $6 million accrued on its consolidated balance sheet related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

2. Generating Unit Performance Program

Boston Edison's generating unit performance program ceased March 1, 1998. Under this program the recovery of incremental purchased power costs resulting from Boston Edison's generating unit outages and outages at units in which it had entitlements was subject to review by the MDTE. Proceedings relative to generating unit performance remain pending before the MDTE.
These proceedings will include the review of replacement power costs associated with the shutdown of the Connecticut Yankee nuclear electric generating unit. Boston Edison is a 9.5% equity investor in Connecticut Yankee Atomic Power Company and was a power purchaser from the generating unit. Management is unable to fully determine a range of reasonably possible disallowance costs in excess of amounts accrued. Based on its assessment of the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional provisions for disallowance costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

3. Industry and Corporate Restructuring Legal Proceedings

The MDTE order approving the Boston Edison restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court. One settlement agreement appeal remains pending, however there has to date been no briefing, hearing or other action taken with respect to this proceeding.

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

4. Regulatory Proceedings

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order which permitted the formation of BETG and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearings began in the fourth quarter of 1998 and were completed during the first quarter of 1999. A MDTE ruling is expected in this proceeding in the second half of 1999.

Management is currently unable to determine the outcome of this proceeding however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

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

F)  Income Taxes
    ------------

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 1999 and the actual effective income tax rate for 1998.

                                                        1999       1998
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             5.0        5.2
Investment tax credit amortization                      (1.4)      (6.9)
Other                                                    0.5        1.0
                                                        ----       ----
  Effective tax rate                                    39.1%      34.3%
                                                        ====       ====

The 1998 effective tax rate declined by 5.1% as a result of the recognition in net income of the remaining unamortized investment tax credits related to Boston Edison's fossil generating assets at the time of their sale. This shareholder benefit, which was realized in the second quarter of 1998, is included in other expense, net on the 1998 consolidated statement of income. The 1999 effective tax rate increased by 0.4% as a result of the associated decrease in the amortization of investment tax credits. The 1999 estimated effective tax rate will decrease in the third quarter by approximately 8% as a result of the recognition in net income of the remaining unamortized investment tax credits related to Pilgrim at the time of its sale.

G)  Earnings Per Common Share
    -------------------------

The following table illustrates the reconciliation between basic and diluted earnings per share (EPS) computations.

(in thousands, except per share amounts)

                                              Three Months        Six Months
                                            Ended June 30,    Ended June 30,
                                             1999     1998     1999     1998
                                          -------  -------  -------  -------
Earnings available for common
 shareholders                             $34,763  $31,452  $52,834  $51,391

Basic EPS                                   $0.76    $0.65    $1.14    $1.06

Diluted EPS                                 $0.76    $0.65    $1.14    $1.06

Weighted average common shares
 outstanding for basic EPS                 45,772   48,513   46,356   48,514

Effect of dilutive securities:

Weighted average dilutive potential
 common shares related to share-based
 compensation                                 191      188      165      169

Weighted average common shares
 outstanding for diluted EPS               45,963   48,701   46,521   48,683

H)  Segment and Related Information
    -------------------------------

BEC's principal operating segment, or its traditional core business, is the electric utility that provides electric delivery service, primarily in the city of Boston and 39 surrounding cities and towns. The utility also supplies electricity at wholesale for resale to other utilities and municipalities. The unregulated operating segment engages in nonutility business activities such as telecommunications, construction management and district energy in the Boston area. Financial data for the operating segments are as follows (in thousands):

                                      Electric  Unregulated
                                       Utility   Nonutility   Consolidated
                                    Operations   Operations          Total
                                    ----------   ----------   ------------
Three months ended June 30,
---------------------------
1999
----
Operating revenues                  $  379,144   $      146     $  379,290
Segment net income (loss)           $   41,178   $   (4,925)    $   36,253
1998
----
Operating revenues                  $  384,372   $      976     $  385,348
Segment net income (loss)           $   42,995   $   (8,672)(a) $   34,323

Six months ended June 30,
-------------------------
1999
----
Operating revenues                  $  750,339   $      821     $  751,160
Segment net income (loss)           $   66,036   $  (10,222)    $   55,814
1998
----
Operating revenues                  $  778,927   $      538     $  779,465
Segment net income (loss)           $   71,237   $  (14,056)(a) $   57,181

[FN]
(a) During the latter half of 1998 BEC decided to discontinue the operations of Coneco, a wholly owned unregulated subsidiary that provided energy management services and to cease its participation in EnergyVision, an energy marketing joint venture with Williams Energy Services Company. The net loss from these businesses was $801,000 and $2,073,000 for the three months and six months ended June 30, 1998, respectively.

I)  RCN Conversion
    --------------

BETG is a participant in a telecommunications venture with RCN Telecom Services of Massachusetts, Inc. (RCN). As part of the joint venture agreement, BETG has the option to exchange portions of its investment in the joint venture for shares of RCN Corporation (RCN Corp.) common stock at specified periods. During 1998, BETG exercised its option to convert a portion of its interest. In the first quarter of 1999, BETG received 1.1 million shares of RCN Corp. common stock in exchange for a portion of its joint venture interest that had a book value of $11 million. The RCN Corp. shares received are included in other investments on the June 30, 1999 consolidated balance sheet at their fair value of $46 million. The unrealized gain due to the increase in fair value on these shares since they were received is reflected, net of associated income taxes, as comprehensive income on the 1999 consolidated statement of comprehensive income and the 1999 consolidated balance sheet.

On May 27, 1999, BETG notified RCN of its intention to exercise its option to convert an additional portion of its joint venture interest with a book value of $90 million. The ultimate number of RCN Corp. shares received will be determined based on an agreed upon fair value of the joint venture interest.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations - Three Months Ended June 30, 1999 vs. Three Months
-------------------------------------------------------------------------
Ended June 30, 1998
-------------------

Basic and diluted earnings per common share for the three months ended June 30, 1999 were $0.76 compared to $0.65 for the same period in 1998, a 16.9% increase in earnings as described below.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note A to the Consolidated Financial Statements.

Operating revenues

Operating revenues were $379.3 million in 1999 compared to $385.3 million in 1998, a decrease of $6.0 million or 1.6% as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                      $ 11,986
Wholesale revenues                              (1,339)
Short-term sales and other revenues            (16,705)
------------------------------------------------------
  Decrease in operating revenues              $ (6,058)
======================================================

Retail revenues were $332.1 million in 1999 compared to $320.1 million in 1998, an increase of approximately $12.0 million or 4%. The increase in retail revenues reflects a 7.6% increase in retail kWh sales resulting from the higher than normal early summer temperatures in 1999 and a continuing strong local economy.

Wholesale revenues were $33.0 million in 1999 compared to $34.3 million in 1998, a decrease of $1.3 million or 4%. This reflects a $3.1 million decrease in sales to Pilgrim contract customers due to the scheduled 1999 refueling and maintenance outage. This is partially offset by a $1.8 million increase in sales to municipal wholesale customers.

Total short-term sales and other revenues were $14.1 million in 1999 compared to $30.8 million in 1998, a decrease of $16.7 million or 54%. This reflects $11 million of revenue received in 1998 as a result of support of standard offer service by the fossil generating stations prior to divestiture. This decrease also reflects a $7 million decrease in short-term sales which is consistent with the decrease in short-term kWh sales. Beginning December 1, 1998, under an agreement with Select Energy, a subsidiary of Northeast Utilities, Boston Edison is only purchasing enough power to meet its obligations to its retail and wholesale customers. Therefore, Boston Edison has no excess power supply to sell into the New England Power Pool.

Operating expenses

Fuel and purchased power expense was $144.5 million in 1999 compared to $120.5 million in 1998, an increase of $24.0 million or 20%. The fuel expense related to fossil generation units decreased $19 million reflecting the divestiture of those units in May 1998. Fuel expense related to Pilgrim station decreased $4 million due to the 1999 refueling outage. Purchased power expense increased $21 million reflecting the increase in Boston Edison's purchased power requirements in the absence of its fossil generating units and the 1999 Pilgrim refueling outage. Boston Edison adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expense reflects a reduction of $15 million in 1999 and $42 million in 1998 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense has no net impact on earnings.

Operations and maintenance expense was $71.3 million in 1999 compared to $90.7 million in 1998, a decrease of $19.4 million or 21%. The decrease reflects a $9 million decrease in fossil-related power production expenses due to the fossil divestiture in May 1998. This also reflects a decrease of $11 million of nuclear production expenses due to the deferral of costs related to the 1999 refueling outage at Pilgrim station.

Depreciation and amortization expense was $47.7 million in 1999 compared to $52.8 million in 1998, a decrease of $5.1 million or 10%. The decrease is due to the reduction in amortization resulting from the amortization of the gain on the sale of the fossil generating units.

Demand side management (DSM) and renewable energy programs expense was $13.4 million in 1999 compared to $9.0 million in 1998, an increase of $4.4 million or 49%. These costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $19.4 million in 1999 compared to $23.3 million in 1998, a decrease of $3.9 million or 17%. The decrease is due to a decrease in municipal property taxes of $4 million resulting from the fossil divestiture.

Other expense, net

Other expense, net was $0.9 million in 1999 compared to $4.8 million in 1998, a decrease of $3.9 million or 81%. Prior to the consideration of tax benefits, other expenses were $1.9 million in 1999 compared to $24.8 million in 1998, a decrease of $22.9 million. BETG's equity losses in the RCN joint venture were $4.0 million in 1999 compared to its equity losses in 1998 in both the RCN and EnergyVision joint ventures of $4.6 million. 1998 reflects $22.3 million of costs related to the fossil divestiture that is offset by the recognition of investment tax credits disclosed below. These negative amounts are offset by $0.5 million of interest income in 1999 and $2.8 million in 1998 due to the levels of cash on hand as a result of the proceeds of the fossil divestiture. Other miscellaneous income was $1.6 million in 1999 compared to expense of $0.7 million in 1998. Income tax benefits related to other expense were $1.0 million in 1999 compared to $20.0 million in 1998. The 1998 income tax benefit includes $10.9 million related to the recognition of previously deferred investment tax credits associated with the fossil generating stations.

Interest charges

Interest on long-term debt was $19.4 million in 1999 compared to $21.1 million in 1998, a decrease of $1.7 million or 8%. The decrease reflects a reduction of approximately $1.7 million due to the redemption of a $100 million 6.662% bank loan in June 1998.

Preferred stock dividends

Preferred stock dividends were $1.5 million in 1999 compared to $2.9 million in 1998, a decrease of $1.4 million or 48%. The decrease is due to the redemption of 400,000 shares of 7.75% series cumulative preferred stock and the remaining 320,000 shares of 7.27% series in July 1998.

Results of Operations - Six Months Ended June 30, 1999 vs. Six Months Ended
---------------------------------------------------------------------------
June 30, 1998
-------------

Basic and diluted earnings per common share for the six months ended June 30, 1999 were $1.14 compared to $1.06 for the same period in 1998, a 7.5% increase in earnings as described below.

The results of operations for the six months ended are not indicative of the results which may be expected for the entire year due to the seasonality of kilowatt-hour (kWh) sales and revenues. Refer to Note A to the Consolidated Financial Statements.

Operating revenues

Operating revenues were $751.2 million in 1999 compared to $779.5 million in 1998, a decrease of $28.3 million or 3.6% as follows:

(in thousands)
------------------------------------------------------
Retail electric revenues                      $ (5,831)
Wholesale revenues                              (1,148)
Short-term sales and other revenues            (21,326)
------------------------------------------------------
  Decrease in operating revenues              $(28,305)
======================================================

Retail revenues were $652.2 million in 1999 compared to $658.0 million in 1998, a decrease of $5.8 million or 1%. The decrease in retail revenues reflects the impact of the 10% reduction in retail rates mandated by the Massachusetts Electric Utility Industry Restructuring Law that was implemented in March 1998. A 4.9% increase in retail kWh sales resulting from the higher than normal early summer temperatures in 1999 and the continuing strong local economy in 1999 partially offset the impact of the rate reduction.

Wholesale revenues were $69.1 million in 1999 compared to $70.2 million in 1998, a decrease of $1.1 million or 2%. This decrease in wholesale revenues reflects a $3.6 million decrease in sales to Pilgrim contract customers due to the scheduled 1999 refueling and maintenance outage. This is partially offset by a $2.4 million increase in sales to municipal wholesale customers.

Total short-term sales and other revenues were $29.9 million in 1999 compared to $51.2 million in 1998, a decrease of $21.3 million or 42%. This reflects $16 million of revenue received in 1998 as a result of support of standard offer service by the fossil generating stations prior to divestiture. This decrease also reflects an $11 million decrease in short-term sales which is consistent with the decrease in short-term kWh sales. Beginning December 1, 1998, under an agreement with Select Energy, a subsidiary of Northeast Utilities, Boston Edison is only purchasing enough power to meet its obligations to its retail and wholesale customers. Therefore, Boston Edison has no excess power supply to sell into the New England Power Pool. These decreases are partially offset by a $6 million increase to other revenues in 1999 related to a FERC approved settlement for transmission contract customers.

Operating expenses

Fuel and purchased power expense was $297.7 million in 1999 compared to $270.1 million in 1998, an increase of $27.6 million or 10%. The fuel expense related to fossil generation units decreased $66 million reflecting the divestiture of those units in May 1998. Fuel expense related to Pilgrim station decreased $4 million due to the 1999 refueling outage. Purchased power expense increased $84 million reflecting the increase in Boston Edison's purchased power requirements in the absence of its fossil generating units and the 1999 Pilgrim refueling outage. Boston Edison adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expense reflects a reduction of $24.0 million in 1999 and $39 million in 1998 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense has no net impact on earnings.

Operations and maintenance expense was $150.9 million in 1999 compared to $185.7 million in 1998, a decrease of $34.8 million or 19%. The decrease reflects a $21 million decrease in fossil-related power production expenses due to the fossil divestiture in May 1998. This also reflects a decrease of $11 million of nuclear production expenses due to the deferral of costs related to the 1999 refueling outage at Pilgrim station.

Depreciation and amortization expense was $95.2 million in 1999 compared to $100.1 million in 1998, a decrease of $4.9 million or 5%. The decrease is primarily due to the reduction in amortization resulting from the amortization of the gain on the sale of the fossil generating units. The decrease is partially offset by an increase in depreciation on distribution utility plant required under the terms of the Boston Edison settlement agreement beginning March 1, 1998.

Demand side management (DSM) and renewable energy programs expense was $26.7 million in 1999 compared to $17.0 million in 1998, an increase of $9.7 million or 57%. The increase reflects an increase in the required spending for DSM programs in 1999. In addition, renewable energy programs expense increased $4 million as a result of a state mandate for the funding of renewable energy that became effective March 1, 1998. These costs are collected from customers on a fully reconciling basis. Therefore, changes in these costs have no impact on earnings.

Property and other taxes were $39.9 million in 1999 compared to $52.9 million in 1998, a decrease of $13 million or 25%. The decrease is due to a decrease in municipal property taxes of $12 million resulting from the fossil divestiture.

Other expense, net

Other expense, net was $3.4 million in 1999 compared to $6.0 million in 1998, a decrease of $2.6 million or 43%. Prior to the consideration of tax benefits, other expenses were $5.9 million in 1999 compared to $26.7 million in 1998, a decrease of $20.8 million. BETG's equity losses in the RCN joint venture were $9.3 million in 1999 compared to its equity losses in both the RCN and EnergyVision joint ventures in 1998 of $9.0 million. 1998 reflects $22.3 million of costs related to the fossil divestiture that is offset by the recognition of investment tax credits disclosed below. These negative amounts are offset in 1998 by $1.5 million of interest income in 1999 and $3.6 million in 1998 due to the levels of cash on hand as a result of the proceeds of the fossil divestiture. Other miscellaneous income was $1.9 million in 1999 compared to $1.0 million in 1998. Income tax benefits related to other expense were $2.5 million in 1999 compared to $20.7 million in 1998. The 1998 income tax benefit includes $10.9 million related to the recognition of previously deferred investment tax credits associated with the fossil generating stations.

Interest charges

Interest on long-term debt was $38.9 million in 1999 compared to $44.0 million in 1998, a decrease of $5.1 million or 12%. The decrease reflects a reduction of approximately $2 million due to the maturing of $100 million of 5.95% debentures in March 1998 and the cessation of amortization of the associated discounts and redemption premiums and a reduction of approximately $3 million due to the redemption of a $100 million 6.662% bank loan in June 1998.

Preferred stock dividends

Preferred stock dividends were $3.0 million in 1999 compared to $5.8 million in 1998, a decrease of $2.8 million or 48%. The decrease is due to the redemption of 400,000 shares of 7.75% series cumulative preferred stock and the remaining 320,000 shares of 7.27% series in July 1998.

Electric Revenues
-----------------

Boston Edison's electric delivery business provides its standard offer customers service at rates designed to give 10% savings from rates in effect prior to the retail access date (March 1, 1998). Under Massachusetts law, Boston Edison will be required to charge rates that provide these customers an additional 5% average savings, after an adjustment for inflation, by September 1, 1999. The cost of providing standard offer service, which includes fuel and purchased power costs, is recovered from customers on a fully reconciling basis. New retail customers in the Boston Edison service territory and previously existing customers that are no longer eligible for the standard offer service and who have not chosen to receive service from a competitive energy supplier are on default service. The price of default service is based on the average competitive market price for power. Refer also to the Electric Revenues section of Item 7 of the BEC 1998 Annual Report on Form 10-K/A.

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

Pursuant to the merger agreement between BEC and CES, the utility subsidiaries of the two companies filed a rate plan that was approved by the MDTE on July 27, 1999. Under the approved plan, distribution rates of the utility subsidiaries will be frozen for a period of four years upon consummation of the BEC and CES merger. Other highlights of the rate plan include recovery of transaction and integration costs (estimated to be approximately $111 million) over a ten-year period and recovery of the acquisition premium (estimated to be approximately $516 million) over 40 years. Recovery will be allocated among the utility subsidiaries, including Boston Edison. The Massachusetts Attorney General has announced his intention to file an appeal of the MDTE order regarding the rate plan. Management cannot determine the outcome of this appeal or its impact on the rate plan.

Liquidity
---------

Boston Edison supplements internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings. Boston Edison has authority from the Federal Energy Regulatory Commission to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks as well as other arrangements with several banks to provide additional short-term credit on an uncommitted and as available basis. No amount was outstanding under these revolving credit agreements as of June 30, 1999.

BEC has a $225 million revolving credit agreement with a group of banks effective through July 2001. Approximately $192 million of short-term debt was outstanding under this credit agreement as of June 30, 1999. The purpose of this agreement is to provide financing to the holding company for general corporate purposes to invest in BEC's subsidiaries and to fund the common share repurchase program.

In April 1998, Boston Edison announced a common share repurchase program under which it would repurchase up to four million of its common shares. BEC has assumed this program since the reorganization to a holding company structure. Through June 30, 1999, 3 million shares have been repurchased at a total cost of approximately $118 million. Under this program, shares are repurchased through open market, block or privately-negotiated transactions, or a combination. The timing and actual number of shares repurchased will be impacted by market conditions.

On July 29, 1999, a wholly owned special purpose subsidiary (SPS) of Boston Edison closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale of $725 million of electric rate reduction bonds to the public. The notes are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts electric industry restructuring act and authorized by the MDTE. These bonds were issued in five separate classes with variable payment periods ranging from approximately one to ten years and bearing fixed interest rates ranging from 5.99% to 7.03%. The bonds are non-recourse to Boston Edison. Proceeds were utilized to finance a portion of the stranded costs that are being collected from customers under Boston Edison's restructuring settlement agreement. Boston Edison will collect a portion of the transition charge on behalf of the SPS and remit the proceeds to the SPS. Boston Edison used a portion of the proceeds received from the SPS to fund a portion of the nuclear decommissioning fund transferred to Entergy as part of the sale of the Pilgrim generating station. Boston Edison is using the remaining proceeds to reduce capitalization and for general corporate purposes.

On July 30, 1999, Boston Edison announced a tender offer for any and all of its outstanding 9-7/8% debentures due June 1, 2020 and its 9-3/8% debentures due August 15, 2021. The aggregate principal amount of the securities is $215 million, of which approximately $157 million was redeemed. Boston Edison will incur a $15.1 million call premium as a result of this tender offer. The MDTE has approved the recovery of this premium from customers.

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

BEC is addressing the year 2000 issue on a coordinated basis. BEC inventoried and assessed all date-sensitive systems including mission critical systems, important business systems used for information and transaction processing systems, and non-critical internal productivity systems. The North American Electric Reliability Council (NERC) has defined mission critical systems as those whose mis-operation could result in loss of electric generation, transmission or load interruption. Important business systems are those necessary to maintain core business functions such as billing and accounting for electricity to customers.

BEC has inventoried mission critical systems that may be date-sensitive and that use embedded technology such as micro-controllers or microprocessors. Approximately 27% of these systems required modification or replacement. These systems can be categorized as: (1) telecommunications, (2) distribution systems controls, and (3) other distribution equipment. BEC has completed remediation and testing of mission critical systems and reported to NERC on June 30, 1999 that all mission critical systems are ready for year 2000.

BEC inventoried important business systems that are date-sensitive and determined that approximately one-third of these systems needed modification or replacement. Plans were developed and implemented to correct and test all affected systems, with priorities based on the importance of the supported activity. As systems were remediated they were tested for operational and year 2000 readiness in their own environment. After completion of implementation, the systems are then tested for their integration and compatibility with other interactive systems. All important business system replacements, remediation and testing were completed by July 1999. These systems are now considered year 2000 ready.

In addition all non-critical internal productivity systems have been inventoried and assessed. Approximately one-third of these systems required modification or replacement. Under the year 2000 plan, each of these systems has a form of readiness acceptance commensurate with its business importance. More important and complex systems are tested as a means of acceptance. Less important and non-complex systems may refer to industry test results, vendor test results and/or vendor statements of readiness as a means of acceptance. Over 95% of these systems were declared ready by June 30, 1999. Management expects to complete the remediation, replacement and testing of all non-critical internal productivity systems by the end of third quarter of 1999.

Costs incurred to remediate systems are expensed as incurred. In addition, a decision was made to use this opportunity to upgrade some of BEC's less efficient centralized business systems. Systems' replacement costs will be capitalized and amortized over future periods. BEC expects the modification and testing of its information and transaction processing systems to cost $32 million. BEC has expended $26 million on this project through June 30, 1999. BEC has funded and plans on continuing to fund all costs related to year 2000 with internally generated cash flows.

In addition to its internal efforts, BEC has initiated formal communications with its significant suppliers, service providers and other vendors to determine the extent to which BEC may be vulnerable to their failure to correct their own year 2000 issues. BEC has received responses from over 500 third party vendors including mission critical vendors. Approximately 40% of the vendors indicated their systems would not be adversely impacted by year 2000 issues. All of the vendors responding have indicated that they will be year 2000 ready by the end of the fourth quarter of 1999. In addition, BEC has contacted all of its significant power suppliers. Each has indicated that they either are or will be year 2000 ready by the end of the fourth quarter of 1999. In addition to the risk faced from its dependence on third party suppliers for year 2000 readiness, BEC has a risk that power will not be available from the Independent System Operator-New England (ISO-NE) for the purchase and distribution to Boston Edison's customers. Should ISO-NE fail to resolve its year 2000 issues as planned, there would be an adverse impact on Boston Edison and its customers. To mitigate this risk, efforts are being coordinated with ISO-NE and the New England Power Pool (NEPOOL) to establish inter-utility testing guidelines coordinated with NERC plans to determine year 2000 readiness.

Boston Edison is a participant in the NEPOOL/ISO New England Year 2000 Joint Oversight Committee which is overseeing ISO-NE's and NEPOOL's year 2000 readiness activities. Overall the Northeast Power Coordinating Council, whose activities will be incorporated into the interregional coordinating efforts by the NERC, will coordinate regional activities, including those of ISO-NE/NEPOOL. Regional year 2000 contingency plans were developed and submitted to NERC in June 1999. Drills will continue through the remainder of the year.

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

BEC's year 2000 program includes contingency plans. If required, these plans are intended to address both internal risks as well as potential external risks related to vendors, customers and energy suppliers. Plans have been developed in conjunction with available national and regional guidance and are based on system emergency plans that were developed and successfully tested over the past several years. Included within its contingency plans are procedures for the procurement of short-term power supplies and emergency distribution system restoration procedures. The contract with ISO-NE requires ISO-NE dispatch at all times sufficient resources to meet total New England load requirements. ISO-NE has the responsibility and authority to dispatch all regional generation sources including maintaining sufficient operating reserves to respond to unanticipated system conditions. ISO-NE, in conjunction with NEPOOL has an extensive year 2000 readiness program underway to ensure that it will have sufficient generation and transmission resources to reliably serve load. In addition, ISO-NE indicated that it will maximize the operating reserves during the early year 2000 period.

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

RCN Conversion
--------------

On May 27, 1999, BETG notified RCN of its intention to exercise its option to convert an additional portion of its joint venture interest with a book value of $90 million as allowed under its agreement with RCN. The ultimate number of shares received will be determined based on an agreed upon fair value of the joint venture interest. Refer to Note I of these Consolidated Financial Statements for more information regarding the RCN conversion.

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

     b)  No Form 8-K was filed during the second quarter of 1999.

                                  Signature
                                  ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
























                                                          BEC ENERGY
                                                         ------------
                                                         (Registrant)




Date:  August 16, 1999                          /s/ Robert J. Weafer, Jr.
                                                ----------------------------
                                                    Robert J. Weafer, Jr.
                                                    Vice President-Finance,
                                                    Controller, Assistant
                                                    Treasurer and Assistant
                                                    Clerk