Form 10-Q
period 1999-09-30
NSTAR/MA
filed 1999-11-15
CIK 1035675

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1999

                                      or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from __________ to __________


                       Commission file number 1-14768

                                     NSTAR
            (Exact name of registrant as specified in its charter)


Massachusetts                                        04-3466300
-------------                                        ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


800 Boylston Street, Boston, Massachusetts           02199
------------------------------------------           -----
(Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code:  617-424-2000
                                                     ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     x    No
      -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at November 8, 1999
-----                                        -------------------------------
Common Shares, $1 par value                  60,142,371 shares

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                                         NSTAR
                           Consolidated Statements of Income
                                      (Unaudited)
                        (in thousands, except per share amounts)

                                        Three Months             Nine Months
                                 Ended September 30,     Ended September 30,
                                     1999       1998        1999        1998
                                 --------   --------  ----------  ----------
Operating revenues               $517,151   $479,897  $1,268,311  $1,259,363
                                 --------   --------  ----------  ----------

Operating expenses:
  Fuel, purchased power and
   cost of gas sold               213,223    154,784     510,920     424,914
  Operations and maintenance       93,050     90,868     243,999     276,533
  Depreciation and amortization    56,609     47,280     151,797     147,392
  Demand side management and
   renewable energy programs       15,507     20,002      42,208      37,044
  Taxes - property and other       17,228     18,063      57,176      70,938
  Income taxes                     36,512     48,596      74,791      87,904
                                 --------   --------  ----------  ----------
    Total operating expenses      432,129    379,593   1,080,891   1,044,725
                                 --------   --------  ----------  ----------

Operating income                   85,022    100,304     187,420     214,638

Other income (expense), net        17,012     (4,995)     13,643     (10,959)
                                 --------   --------  ----------  ----------
Operating and other income        102,034     95,309     201,063     203,679
                                 --------   --------  ----------  ----------

Interest charges:
  Transition property
   securitization bonds             8,439          0       8,439           0
  Long-term debt                   19,693     19,457      58,594      63,489
  Other                             6,091        772      11,324       8,494
  Allowance for borrowed funds
   used during construction          (449)      (410)     (1,368)       (975)
                                 --------   --------  ----------  ----------
    Total interest charges         33,774     19,819      76,989      71,008
                                 --------   --------  ----------  ----------

Net income                         68,260     75,490     124,074     132,671
Preferred stock dividends of
 subsidiary                         1,490      1,486       4,470       7,275
                                 --------   --------  ----------  ----------
Earnings available for common
 shareholders                    $ 66,770   $ 74,004  $  119,604  $  125,396
                                 ========   ========  ==========  ==========

Weighted average common shares
 outstanding:
   Basic                           50,674     47,691      47,811      48,239
                                   ======     ======      ======      ======
   Diluted                         50,922     47,859      47,963      48,387
                                   ======     ======      ======      ======

Earnings per common share:
   Basic                            $1.32      $1.55       $2.50       $2.60
                                    =====      =====       =====       =====
   Diluted                          $1.31      $1.55       $2.49       $2.59
                                    =====      =====       =====       =====

Dividends declared per common
 share                             $0.485      $0.47      $1.455       $1.41
                                   ======      =====      ======       =====


The accompanying notes are an integral part of the consolidated financial statements.

                    Consolidated Statements of Comprehensive Income
                                      (Unaudited)
                                     (in thousands)

                                        Three Months             Nine Months
                                 Ended September 30,     Ended September 30,
                                     1999       1998        1999        1998
                                 --------   --------  ----------  ----------
Net income                       $ 68,260   $ 75,490  $  124,074  $  132,671
Other comprehensive income, net:
  Unrealized gain (loss) on
   investments                     (1,704)         0      15,229           0
                                 --------   --------  ----------  ----------
Comprehensive income             $ 66,556   $ 75,490  $  139,303  $  132,671
                                 ========   ========  ==========  ==========












The accompanying notes are an integral part of the consolidated financial statements.

                                    NSTAR
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                             September 30,     December 31,
                                                      1999             1998
                                             -------------     ------------
Assets
------
Utility plant in service, at original cost      $3,774,346       $2,720,681
  Less: accumulated depreciation                 1,288,132          926,020
                                                ----------       ----------
                                                 2,486,214        1,794,661
Construction work in progress                       53,581           40,965
                                                ----------       ----------
   Net utility plant                             2,539,795        1,835,626

Nonutility property                                105,958           21,565

Goodwill                                           476,950                0
Nuclear decommissioning trust                            0          172,908
Equity investments                                 166,099           84,770
Other investments                                   59,526           30,206
Restricted cash long-term                          119,724                0

Current assets:
  Cash and cash equivalents                         81,923           89,126
  Restricted cash                                   53,389                0
  Accounts receivable                              460,710          202,275
  Accrued unbilled revenues                         25,640           14,322
  Fuel, materials and supplies, at average cost     48,212           10,731
  Prepaid expenses and other                       144,459          102,448
                                                ----------       ----------
   Total current assets                            814,333          418,902
                                                ----------       ----------

Regulatory assets:
  Generation-related regulatory asset, net         626,813          477,317
  Power contracts                                  100,365           58,415
  Income taxes, net                                 81,877           52,168
  Merger costs                                      77,602                0
  Redemption premiums                               17,515           23,419
  Postretirement benefits costs                     80,156                0
  Other                                             95,316            1,825
                                                ----------       ----------
   Total regulatory assets                       1,079,644          613,144

Other deferred debits                               84,069           26,915
                                                ----------       ----------

   Total assets                                 $5,446,098       $3,204,036
                                                ==========       ==========





The accompanying notes are an integral part of the consolidated financial statements.

                                    NSTAR
                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                              September 30,     December 31,
                                                       1999             1998
                                              -------------     ------------
Capitalization and Liabilities
------------------------------
Common equity:
  Common shares, par value $1 per share
   (61,164,479 and 47,184,073 shares issued
   and outstanding)                              $   61,164       $   47,184
  Premium on common stock                         1,193,019          644,205
  Retained earnings                                 403,203          360,509
  Accumulated other comprehensive income, net        15,229                0
                                                 ----------       ----------
   Total common equity                            1,672,615        1,051,898
                                                 ----------       ----------

Cumulative preferred stock of subsidiary:
  Nonmandatory redeemable series                     43,000           43,000
  Mandatory redeemable series                        49,220           49,040
                                                 ----------       ----------
   Total preferred stock                             92,220           92,040
                                                 ----------       ----------

Transition property securitization bonds            646,558                0
Long-term debt                                      980,930          955,563
                                                 ----------       ----------

   Total capitalization                           3,392,323        2,099,501
                                                 ----------       ----------

Current liabilities:
  Transition property securitization bonds
   due within one year                               68,561                0
  Long-term debt due within one year                181,639              667
  Notes payable                                     233,175           78,000
  Accounts payable                                  179,537          100,331
  Accrued interest                                   22,659           20,516
  Dividends payable                                  30,237           23,878
  Other                                             292,764          183,664
                                                 ----------       ----------
   Total current liabilities                      1,008,572          407,056
                                                 ----------       ----------

Deferred credits:
  Accumulated deferred income taxes                 578,870          348,557
  Accumulated deferred investment tax credits        42,278           45,930
  Nuclear decommissioning liability                       0          176,578
  Power contracts                                   100,365           58,415
  Other                                             323,690           67,999
                                                 ----------       ----------
   Total deferred credits                         1,045,203          697,479

Commitments and contingencies                    __________       __________

   Total capitalization and liabilities          $5,446,098       $3,204,036
                                                 ==========       ==========



The accompanying notes are an integral part of the consolidated financial statements.

                                         NSTAR
                          Consolidated Statements of Cash Flows
                                      (Unaudited)
                                     (in thousands)

                                                    Nine Months Ended September 30,
                                                             1999              1998
                                                        ---------         ---------
Operating activities:
  Net income                                            $ 124,074         $ 132,671
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                         152,104           180,409
    Deferred income taxes and investment tax credits       46,980          (149,710)
    Allowance for borrowed funds used during
     construction                                          (1,420)             (976)
    Power contract buyout                                 (65,781)                0
  Changes (net of effect of acquisition) in:
    Accounts receivable and accrued unbilled revenues    (164,062)          (42,365)
    Fuel, materials and supplies                           (1,665)           27,819
    Accounts payable                                       14,793            48,096
    Other current assets and liabilities                  (52,364)            9,906
    Other, net                                             76,257            36,126
                                                        ---------         ---------
Net cash provided by operating activities                 128,916           241,976
                                                        ---------         ---------

Investing activities:
  Plant expenditures (excluding AFUDC)                    (94,914)          (78,890)
  Costs of nuclear divestiture, net                      (127,061)                0
  Proceeds from sale of fossil generating assets                0           533,633
  Nuclear fuel expenditures                               (16,117)          (11,141)
  Investments                                             (77,219)          (62,876)
  Payment for acquisition, net of cash acquired          (295,535)                0
                                                        ---------         ---------
Net cash (used in) provided by investing activities      (610,846)          380,726
                                                        ---------         ---------

Financing activities:
  Proceeds from transition property securitization        725,000                 0
  Common share repurchases                                (68,698)         (124,804)
  Long-term debt redemptions                             (225,376)         (201,600)
  Net change in notes payable                             115,725           (77,013)
  Dividends paid                                          (71,924)          (76,580)
                                                        ---------         ---------
Net cash provided by (used in) financing activities       474,727          (479,997)
                                                        ---------         ---------

Net (decrease) increase in cash and cash equivalents       (7,203)          142,705
Cash and cash equivalents at beginning of year             89,126             4,140
                                                        ---------         ---------
Cash and cash equivalents at end of period              $  81,923         $ 146,845
                                                        =========         =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest, net of amounts capitalized                 $  80,580         $  79,660
                                                        =========         =========
   Income taxes                                         $  16,722         $ 182,258
                                                        =========         =========

Supplemental noncash investing activity:
  Issuance of common shares for business acquired          20,251                 0
                                                        =========         =========


The accompanying notes are an integral part of the consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------

A)  Merger of BEC Energy and Commonwealth Energy System
    ---------------------------------------------------

On August 25, 1999, BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) completed a merger transaction to create a new holding company, NSTAR, an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. NSTAR's utility subsidiaries include Boston Edison Company, Commonwealth Electric Company, Cambridge Electric Light Company, Canal Electric Company and Commonwealth Gas Company. NSTAR's nonutility operations include telecommunications, district heating and cooling operations, liquefied natural gas services and five real estate trusts.

The merger is being accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting. Under this method, the accompanying unaudited consolidated financial statements of NSTAR include results of BEC for the entire period presented consolidated with those of COM/Energy from the date of the merger. Goodwill amounted to approximately $478 million while the original estimate of costs to achieve the merger was $111 million. The annual amortization of goodwill will be approximately $11.9 million while the cost to achieve amortization will initially be approximately $11.1 million annually. The ultimate amortization of the cost to achieve will reflect the total actual costs.

Based on unaudited data, the following pro forma summary presents the consolidated results of operations for the nine months ended September 30, 1999 and the year ended December 31, 1998 as if the merger had occurred at the beginning of the years presented. These results do not reflect future cost savings or avoidances expected from the merger.

(in thousands, except per share amounts)
                                         Nine Months           Twelve Months
                                 Ended September 30,      Ended December 31,
                                                1999                    1998
                                 -------------------      ------------------
Revenues                                  $1,842,767              $2,537,903

Earnings available for
 common shareholders                        $110,888                $166,535

Weighted average common shares
  Basic                                       61,800                  63,689
  Diluted                                     61,933                  63,763

Earnings per common share
  Basic                                        $1.79                   $2.61
  Diluted                                      $1.79                   $2.61

The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the merger occurred at the beginning of the year presented, or of results that may occur in the future.

B)  Basis of Presentation
    ---------------------

In May 1998, Boston Edison completed its reorganization plan to form a holding company, BEC Energy (BEC), with Boston Edison becoming a wholly owned subsidiary of BEC. Under the holding company structure the owners of Boston Edison's common stock became BEC common shareholders. Existing debt and preferred stock of Boston Edison remained obligations of Boston Edison. Effective June 25, 1998, Boston Energy Technology Group (BETG) ceased being a subsidiary of Boston Edison and became a wholly owned subsidiary of BEC. Therefore, the 1998 consolidated financial statements reflect the results of operations and cash flows of Boston Edison prior to the reorganization.

The accompanying unaudited consolidated financial statements should be read in conjunction with the BEC 1998 Annual Report on Form 10-K/A and quarterly reports on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999. The financial information presented as of and for the periods ended
September 30 has been prepared from NSTAR's books and records without audit by independent accountants. Financial information as of December 31 has been derived from the audited financial statements of BEC, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

The preparation of financial statements in conformity with GAAP requires NSTAR and its subsidiaries to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 are not indicative of the results which may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. Gas sales and revenues are typically higher in the winter months than during other periods of the year.

C)  Pilgrim Nuclear Power Station
    -----------------------------

Under Boston Edison's approved restructuring settlement agreement approximately 75% of the net assets of Pilgrim Nuclear Power Station (Pilgrim) are recoverable through a non-bypassable transition charge of the utility's distribution business. All Boston Edison distribution customers must pay a transition charge as a component of distribution electric rates. The purpose of the transition charge is to allow Boston Edison to collect costs from customers that would not be collected in the competitive energy supply market. The distribution and transmission businesses continue to be subject to rate-regulation. This Pilgrim regulatory asset is included in the generation-related regulatory asset-net on the consolidated balance sheet.

On July 13, 1999, Boston Edison completed the sale of Pilgrim Nuclear Generating Station to Entergy Nuclear Generating Company, a subsidiary of Entergy Corporation, for $81 million. In addition to the amount received from Entergy, Boston Edison will also receive a total of approximately $243 million from the wholesale contract customers (including $105 million received from Commonwealth Electric Company, an affiliate of Boston Edison) to terminate their contracts and to release them from all future liabilities. As part of the sale, Boston Edison transferred its decommissioning trust fund to Entergy, and was released from all future liability related to the ultimate decommissioning of the plant. In order to provide Entergy with a fully funded decommissioning trust fund, Boston Edison contributed approximately $271 million to the fund at the time of the sale. As a result of a favorable IRS tax ruling, Boston Edison received $43 million from Entergy reflecting a reduction in the required decommissioning funding in the fourth quarter. The difference between the total proceeds received and the net book value of the Pilgrim assets sold plus the net amount to fully fund the decommissioning trust will be included in the balance of generation-related regulatory asset-net on the consolidated balance sheet as such amounts are being collected from customers under Boston Edison's settlement agreement. The final amounts to be collected from customers related to Pilgrim are subject to regulatory review.

Three municipal light departments had previously filed for separate claims alleging that the sale of Pilgrim constituted a breach of their respective power sale agreements. Boston Edison has reached a settlement in principle with all fourteen municipal customers of Pilgrim. This settlement, subject to Federal Energy Regulatory Commission (FERC) approval, will terminate the purchase power agreements between Boston Edison and the municipal light departments and dispose of all disputes, including previously filed arbitration claims, regarding the sale of Pilgrim to Entergy and the power sale agreements.

D)  Securitization
    --------------

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

E)  Nature of Operations
    --------------------

NSTAR is focusing its utility operations on the transmission and distribution of energy. This is illustrated by the sale of Boston Edison's fossil generating assets to Sithe Energies in May 1998 and the sale of Pilgrim to Entergy Nuclear Generating Company in July 1999. In December 1998, COM/Energy completed the sale of substantially all of its generating assets to a subsidiary of Southern Company.

NSTAR's utility subsidiaries currently deliver electricity at retail to 1,040,000 customers in 81 communities, including the city of Boston, and provide gas services to approximately 240,000 customers in 51 communities. They also supply electricity at wholesale for resale to other utilities and municipalities and gas transportation services to many commercial and industrial customers. NSTAR's utility subsidiaries are required to continue to develop and implement electric demand side management programs as well as to provide funding for renewable energy projects pursuant to Massachusetts law. In addition, unregulated activities continue to be conducted through various nonutility subsidiaries of NSTAR. Refer to Note I of these Consolidated Financial Statements for information regarding NSTAR's nonutility operations.

F)  Contingencies
    -------------

1. Hazardous Waste

The utility subsidiaries of NSTAR are involved in approximately 30 properties where oil or hazardous materials were spilled or released. As such, the companies are required to clean up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. Boston Edison also faces possible liability as a potentially responsible party in the cleanup of six multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. Boston Edison is one of many potentially responsible parties and currently expects to have only a small percentage of the total potential liability for these sites. Through September 30, 1999, NSTAR had approximately $7 million accrued on its consolidated balance sheet related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

2. Generating Unit Performance Program

The MDTE's generating unit performance programs ceased March 1, 1998. Under these programs the recovery of incremental purchased power costs resulting from generating unit outages and outages at units in which they had entitlements were subject to review by the MDTE. Proceedings relative to generating unit performance remain pending before the MDTE. These proceedings will include the review of replacement power costs associated with the shutdown of the Connecticut Yankee nuclear electric generating unit. NSTAR is a 14% equity investor in Connecticut Yankee Atomic Power Company and was a power purchaser from the generating unit. Management is unable to fully determine a range of reasonably possible disallowance costs in excess of amounts accrued. Based on its assessment of the information currently available, management does not believe that it is probable that any such additional costs will have a material impact on the NSTAR Company's consolidated financial position. However, it is reasonably possible that additional provisions for disallowance costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

3. Industry and Corporate Restructuring Legal Proceedings

The MDTE order approving the Boston Edison restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court. One settlement agreement appeal remains pending, however there has to date been no briefing, hearing or other action taken with respect to this proceeding.

In addition, along with other Massachusetts investor-owned utilities, the NSTAR utility subsidiaries have been named as defendants in a class action suit seeking to declare certain provisions of the Massachusetts electric industry restructuring legislation unconstitutional.

Management is currently unable to determine the outcome of these outstanding proceedings however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

4. Regulatory Proceedings

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order which permitted the formation of BETG and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearings were completed during the first quarter of 1999. A MDTE ruling is expected in 2000.

Management is currently unable to determine the outcome of this proceeding however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

5. Rate Plan

The MDTE issued an order approving most major elements of a rate plan filed by the retail utility subsidiaries of NSTAR on July 27, 1999. The highlights of the rate plan include a four-year distribution rate freeze for each of the NSTAR retail utility subsidiaries, the collection from customers of the acquisition premium of approximately $478 million over 40 years and the recovery of transaction and integration costs initially estimated at approximately $111 million over 10 years. The Massachusetts Attorney General and a group of four intervenors filed separate appeals of the MDTE order with the Massachusetts Supreme Judicial Court (SJC) regarding the rate plan. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it cannot determine the ultimate outcome of these appeals or their impact on the rate plan.

6. Other Litigation

In the normal course of its business NSTAR and its subsidiaries are also involved in certain other legal matters. Management is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

G)  Income Taxes
    ------------

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 1999 and the actual effective income tax rate for 1998.

                                                        1999       1998
                                                        ----       ----
Statutory tax rate                                      35.0%      35.0%
State income tax, net of federal income
 tax benefit                                             5.3        5.1
Investment tax credit amortization                     (13.5)      (6.8)
Other                                                    2.0        0.8
                                                        ----       ----
  Effective tax rate                                    28.8%      34.1%
                                                        ====       ====

The 1999 estimated effective tax rate decreased by 11.6% as a result of the recognition in net income of the remaining unamortized investment tax credits related to Pilgrim at the time of its sale. The 1998 effective tax rate declined by 5.1% as a result of the recognition in net income of the remaining unamortized investment tax credits related to Boston Edison's fossil generating assets at the time of their sale. This shareholder benefit, which was realized in the second quarter of 1998, is included in other expense, net on the 1998 consolidated statement of income.

H)  Earnings Per Common Share
    -------------------------

The following table illustrates the reconciliation between basic and diluted earnings per share (EPS) computations.

(in thousands, except per share amounts)

                                            Three Months          Nine Months
                                     Ended September 30,  Ended September 30,
                                        1999        1998      1999       1998
                                     -------     -------  --------   --------
Earnings available for common
 shareholders                        $66,770     $74,004  $119,604   $125,396

Basic EPS                              $1.32       $1.55     $2.50      $2.60

Diluted EPS                            $1.31       $1.55     $2.49      $2.59

Weighted average common shares
 outstanding for basic EPS            50,674      47,691    47,811     48,239

Effect of dilutive securities:

Weighted average dilutive potential
 common shares related to share-based
 compensation                            248         168       152        148

Weighted average common shares
 outstanding for diluted EPS          50,922      47,859    47,963     48,387

I)  Segment and Related Information
    -------------------------------

NSTAR's operations are classified into two reportable segments: utility operations and unregulated nonutility operations.

NSTAR's four regulated operating public utility companies provide electricity and natural gas services to approximately 1.3 million retail customers in communities located in central, eastern and southeastern Massachusetts, including the City of Boston, and supply electricity at wholesale to several other utilities and municipalities. The unregulated nonutility operating segment engages in activities which include telecommunications, district energy operations, steam distribution, operation of liquefied natural gas facilities, operation of an energy information technology company, and ownership of five real estate trusts.

The accounting policies used to develop segment information correspond to those described in Note B, "Basis of Presentation". NSTAR evaluates performance based on earnings from operations before income taxes and nonrecurring gains and losses. NSTAR accounts for inter-segment sales and transfers at current market prices. Profits on inter-segment sales are not eliminated. Financial data for the operating segments are as follows:

(in thousands)                                          Unregulated
                                   Utility Operations    Nonutility    Consolidated
                                   Electric       Gas    Operations           Total
                                 ----------  --------   -----------    ------------
Three months ended September 30,
--------------------------------
1999
----
Operating revenues               $  498,074  $ 13,336    $    5,741      $  517,151
Segment net income (loss)        $   82,556  $ (1,691)   $  (12,605)(a)  $   68,260
1998
----
Operating revenues               $  479,664  $      0    $      233      $  479,897
Segment net income (loss)        $   82,492  $      0    $   (7,002)(b)  $   75,490

Nine months ended September 30,
-------------------------------
1999
----
Operating revenues               $1,248,413  $ 13,336    $    6,562      $1,268,311
Segment net income (loss)        $  148,492  $ (1,691)   $  (22,727)(a)  $  124,074
1998
----
Operating revenues               $1,258,591  $      0    $      772      $1,259,363
Segment net income (loss)        $  153,730  $      0    $  (21,059)(b)  $  132,671

Total assets
------------
September 30, 1999               $4,139,867  $610,635    $  695,596      $5,446,098
December 31, 1998                $3,073,058  $      0    $  130,978      $3,204,036

[FN]
(a) Net income of the nonutility operations reflects a charge of $11 million related to the reduction of the carrying value of property, plant and equipment.

(b) During the latter half of 1998 BEC decided to discontinue the operations of Coneco, a wholly owned unregulated subsidiary that provided energy management services and to cease its participation in EnergyVision, an energy marketing joint venture with Williams Energy Services Company. The net loss from these businesses was $2,827,000 and $4,900,000 for the three months and nine months ended September 30, 1998, respectively.

The operating results and financial data for 1999 reflect the merger with COM/Energy effective August 25, 1999.

J)  RCN Conversion
    --------------

BETG is a participant in a telecommunications venture with RCN Telecom Services of Massachusetts, Inc. (RCN). As part of the joint venture agreement, BETG has the option to exchange portions of its investment in the joint venture for shares of RCN Corporation (RCN Corp.) common stock at specified periods. During 1998, BETG exercised its option to convert a portion of its interest. In the first quarter of 1999, BETG received 1.1 million shares of RCN Corp. common stock in exchange for a portion of its joint venture interest that had a book value of $11 million. The RCN Corp. shares received are included in other investments on the September 30, 1999 consolidated balance sheet at their fair value of $45 million. The unrealized gain due to the increase in fair value on these shares since they were received is reflected, net of associated income taxes, as comprehensive income on the 1999 consolidated statement of comprehensive income and the 1999 consolidated balance sheet.

On May 27, 1999, BETG notified RCN of its intention to exercise its option to convert an additional portion of its joint venture interest which had a book value of $90 million at that time. The ultimate number of RCN Corp. shares received will be determined in the fourth quarter based on an agreed upon fair value of the joint venture interest.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Merger of BEC Energy and Commonwealth Energy System
---------------------------------------------------

NSTAR, an exempt public utility holding company, was created through a merger transaction involving BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999. The utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR is focusing its utility operations on the transmission and distribution of energy following the sale of BEC's fossil generating facilities to Sithe Energies in May 1998, BEC's nuclear generating facilities to Entergy Nuclear Generating Company in July 1999 and substantially all of COM/Energy's generating facilities to Southern Company in December 1998.

The utility companies of NSTAR form an energy delivery company serving approximately 1.3 million customers in Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

Shareholders of BEC and COM/Energy approved the merger on June 24, 1999. Pursuant to the merger, BEC shareholders received approximately 41 million shares of NSTAR while COM/Energy shareholders received approximately 20 million shares of NSTAR. In addition, BEC and COM/Energy shareholders received an aggregate amount of cash of approximately $300 million. An initial quarterly dividend rate of 48.5 cents per share of NSTAR was declared by the board of trustees ($1.94 on an annualized basis) of NSTAR on September 23, 1999 and paid on November 1, 1999. This dividend rate will be reviewed on a regular basis.

The merger became effective after receipt of various regulatory approvals.
The Federal Energy Regulatory Commission approved the merger on June 24, 1999. The Nuclear Regulatory Commission approved the transfer of control of subsidiary Canal Electric Company's interest in the Seabrook nuclear plant from COM/Energy to NSTAR on August 11, 1999. The Securities and Exchange Commission issued its approval on August 24, 1999.

An integral part of the merger is the rate plan that was filed by the retail utility subsidiaries of BEC and COM/Energy and approved by the MDTE on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze (after an adjustment to the distribution rates of subsidiaries Cambridge Electric Light Company and Commonwealth Electric Company to collect the appropriate level of distribution costs that is offset by a reduction in the transition charge that was previously approved by the
MDTE), recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years.

The merger is being accounted for by BEC as an acquisition of COM/Energy under the purchase method of accounting. The goodwill amounted to approximately $478 million while the original estimate of costs to achieve the merger was $111 million. The annual amortization of goodwill will be approximately $11.9 million while the cost to achieve amortization will initially be approximately $11.1 million annually. The cost to achieve amortization is based on the filed estimate of $111 million to be amortized over 10 years. NSTAR's retail utility subsidiaries will reconcile the actual costs with that estimate and any difference is expected to be recovered over the remainder of the amortization period. The majority of costs incurred to date to achieve the merger relate to severance associated with a voluntary separation program in which approximately 700 employees elected to participate. These amounts are expected to be offset by future cost savings and avoidances to be realized from combining the operations of BEC and COM/Energy.

A group of four intervenors and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals or their impact on the rate plan.

Results of Operations - Three Months Ended September 30, 1999 vs. Three Months
------------------------------------------------------------------------------
Ended September 30, 1998
------------------------

Basic and diluted earnings per common share were $1.32 and $1.31, respectively for the three months ended September 30, 1999 compared to $1.55 and $1.55 for the same period in 1998, a 14.8% decrease in basic earnings as described below.

The results of operations for the quarter are not indicative of the results which may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the Consolidated Financial Statements.

Operating revenues

Operating revenues were $517.2 million in 1999 compared to $479.9 million in 1998, an increase of $37.3 million or 7.8% as follows:

(in thousands)
------------------------------------------------------
Retail revenues                               $ 41,204
Wholesale revenues                             (12,607)
Short-term sales and other revenues              8,657
------------------------------------------------------
  Increase in operating revenues              $ 37,254
======================================================

Retail revenues were $460.7 million in 1999 compared to $419.5 million in 1998, an increase of approximately $41.2 million or 10%. The increase in retail revenues reflects a 4.1% increase in retail kWh sales resulting from the higher than normal summer temperatures in 1999 and a continuing strong local economy offset by an additional 5% rate reduction in retail rates, from 10% to 15%, effective September 1, 1999, as mandated by the Massachusetts Electric Utility Industry Restructuring Act. The increase also reflects a $48.5 million or 12% increase from the COM/Energy companies from the date of the merger.

Wholesale revenues were $23.5 million in 1999 compared to $36.1 million in 1998, a decrease of $12.6 million or 35%. This reflects a $15.9 million decrease in sales to Pilgrim contract customers due to the Pilgrim divestiture. This is partially offset by a $2.2 million increase in sales to municipal wholesale customers and a $1.0 million increase from the COM/Energy companies from the date of the merger.

Total short-term sales and other revenues were $33.0 million in 1999 compared to $24.3 million in 1998, an increase of $8.7 million or 36%. This increase reflects $13 million of revenues from the COM/Energy companies from the date of the merger. This also reflects a $4.0 million increase due to a billing settlement related to the nuclear divestiture. This increase is partially offset by a $10.0 million decrease in short-term sales which is consistent with the decrease in short-term kWh sales. Beginning December 1, 1998, under an agreement with Select Energy, a subsidiary of Northeast Utilities, Boston Edison is only purchasing enough power to meet its obligations to its retail and wholesale customers. Therefore, Boston Edison has no excess power supply to sell into the New England Power Pool.

Operating expenses

Fuel, purchased power and cost of gas sold was $213.2 million in 1999 compared to $154.8 million in 1998, an increase of $58.4 million or 38%. The increase reflects $31 million of expense from the COM/Energy companies from the date of the merger. Fuel expense related to Pilgrim station decreased $6 million due to the 1999 refueling outage and the sale of the plant in July 1999. NSTAR's retail electric companies adjust their electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expense reflects a reduction of $13 million in 1999 and $47 million in 1998 related to these rate recovery mechanisms.
Due to the rate adjustment mechanisms, changes in the amount of fuel, purchased power and cost of gas expense has no net impact on earnings.

Operations and maintenance expense was $93.1 million in 1999 compared to $90.9 million in 1998, an increase of $2.2 million or 2%. This increase reflects $18 million from the COM/Energy subsidiaries related to normal operations from the date of the merger and $10 million for bad debts. In addition, NSTAR incurred $4 million of costs in the third quarter due to restoration efforts related to Hurricane Floyd. These increases were partially offset by decreases of $22 million for nuclear production expenses as a result of the sale of Pilgrim station in the third quarter, $5 million for the deferral of costs related to the Pilgrim refueling outage and $1 million in expense from BETG.

Depreciation and amortization expense was $56.6 million in 1999 compared to $47.3 million in 1998, an increase of $9.3 million or 20%. The increase reflects approximately $2 million resulting from the amortization of goodwill and costs to achieve related to the merger, an increase of $11 million reflecting a reduction in the carrying amount of BETG's nonutility property, and a $4 million increase from the COM/Energy companies from the date of the merger. These increases were partially offset by decreases resulting from the nuclear divestiture.

Demand side management (DSM) and renewable energy programs expense was $15.5 million in 1999 compared to $20.0 million in 1998, a decrease of $4.5 million or 23%. These costs are collected from customers on a fully reconciling basis. Therefore, the decrease has no impact on earnings.

Property and other taxes were $17.2 million in 1999 compared to $18.1 million in 1998, a decrease of $0.9 million or 5%. The decrease is due to lower municipal property taxes of $3 million resulting from the nuclear divestiture, partially offset by an increase of $2 million from the COM/Energy companies from the date of the merger.

Other expense, net

Other income, net was $17.0 million in 1999 compared to other expense of $5.0 million in 1998, a net increase in income of $22 million. Prior to the consideration of tax benefits, other income was $0.4 million in 1999 compared to other expense of $6.2 million in 1998. BETG's equity losses in the RCN joint venture were $4.1 million in 1999 compared to its total equity losses from the RCN and EnergyVision joint ventures in 1998 of $5.3 million. 1998 reflects an additional $3.2 million of costs related to discontinued operations of BETG's subsidiary, Coneco, and $1.1 million of costs associated with the referendum that sought to repeal the Massachusetts electric industry restructuring law. These factors were offset by $3.2 million of interest income in 1999 compared to $2.7 million in 1998. Other miscellaneous income was $1.3 million in 1999 compared to $0.7 million in 1998. Income tax benefits in 1999 were $16.6 million compared to $1.2 million in 1998. The 1999 income tax benefit includes $20.8 million related to the recognition of previously deferred investment tax credits associated with the Pilgrim nuclear generating station.

Interest charges

Interest on long-term debt and transmission property securitization bonds was $28.1 million in 1999 compared to $19.5 million in 1998, an increase of $8.6 million or 44%. The increase reflects $8 million of interest related to securitization and $5 million of interest from the COM/Energy companies from the date of the merger. These increases were partially offset by approximately $3 million in reductions related to the retirement of $19 million of 7.8% debentures, $66 million of 9.875% debentures and $91 million of 9.375% debentures during the third quarter of 1999.

Results of Operations - Nine Months Ended September 30, 1999 vs. Nine Months
----------------------------------------------------------------------------
Ended September 30, 1998
------------------------

Basic and diluted earnings per common share for the nine months ended September 30, 1999 were $2.50 and $2.49, respectively compared to $2.60 and $2.59 for the same period in 1998, a 3.8% decrease in earnings as described below.

The results of operations for the nine months ended are not indicative of the results which may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the Consolidated Financial Statements.

Operating revenues

Operating revenues were $1,268.3 million in 1999 compared to $1,259.4 million in 1998, an increase of $8.9 million or 0.7% as follows:

(in thousands)
------------------------------------------------------
Retail revenues                               $ 35,377
Wholesale revenues                             (13,760)
Short-term sales and other revenues            (12,669)
------------------------------------------------------
  Increase in operating revenues              $  8,948
======================================================

Retail revenues were $1,112.9 million in 1999 compared to $1,077.5 million in 1998, an increase of $35.4 million or 3%. This increase reflects a 4.6% increase in retail kWh sales resulting from the higher than normal summer temperatures in 1999 and the continuing strong local economy in 1999. This also reflects an increase of $48.5 million or 5% representing one month of retail revenues from the COM/Energy companies from the date of the merger. These increases are partially offset by a decrease in retail revenues reflecting the impact of the 10% reduction in retail rates mandated by the Massachusetts Electric Utility Industry Restructuring Act that was implemented in March 1998 and an additional 5% rate reduction effective September 1, 1999.

Wholesale revenues were $92.5 million in 1999 compared to $106.3 million in 1998, a decrease of $13.8 million or 13%. This decrease in wholesale revenues reflects a $19.4 million decrease in sales to Pilgrim contract customers due to the scheduled 1999 refueling and maintenance outage and subsequent sale of Pilgrim station in July 1999. This is partially offset by a $4.6 million increase in sales to municipal wholesale contract customers and an additional $1.0 million increase representing one month of sales from the COM/Energy companies from the date of the merger.

Total short-term sales and other revenues were $62.9 million in 1999 compared to $75.6 million in 1998, a decrease of $12.7 million or 17%. This reflects $16 million of revenue received in 1998 as a result of support of standard offer service by the fossil generating stations prior to divestiture. This decrease also reflects a $22 million decrease in short-term sales which is consistent with the decrease in short-term kWh sales. Beginning December 1, 1998, under an agreement with Select Energy, a subsidiary of Northeast Utilities, Boston Edison is only purchasing enough power to meet its obligations to its retail and wholesale customers. Therefore, Boston Edison has no excess power supply to sell into the New England Power Pool. These decreases are partially offset by an increase of $13 million representing one month of revenues of the COM/Energy companies from the date of the merger, a $6 million increase related to a FERC approved settlement for transmission contract customers and a $4 million increase for billing settlements to Pilgrim contract customers.

Operating expenses

Fuel, purchased power and cost of gas sold was $510.9 million in 1999 compared to $424.9 million in 1998, an increase of $86.0 million or 20%. Purchased power expense increased $84 million reflecting the increase in Boston Edison's purchased power requirements in the absence of its fossil generating units and the 1999 Pilgrim refueling outage and sale and $31 million from the COM/Energy companies from the date of the merger. NSTAR's retail electric companies adjust their electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expense reflects a reduction of $38 million in 1999 and $88 million in 1998 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no net impact on earnings. The fuel expense related to Boston Edison's fossil generation units decreased $66 million reflecting the divestiture of those units in May 1998. Fuel expense related to Pilgrim station decreased $10 million due to the 1999 refueling outage and the sale of the plant in July 1999. The increase is additionally offset by a decrease of $2 million related to Boston Edison's non-electric product costs.

Operations and maintenance expense was $244.0 million in 1999 compared to $276.5 million in 1998, a decrease of $32.5 million or 12%. The decrease reflects a $21 million decrease in fossil-related power production expenses due to the fossil divestiture in May 1998. This also reflects a decrease of $38 million of nuclear power production expenses due to the deferral of costs related to the 1999 refueling outage at Pilgrim station and the sale of the plant in July 1999 and a decrease of $3 million in BETG expenses in 1999. These decreases are partially offset by increases of $10 million for bad debt expense and $4 million incurred due to restoration efforts related to Hurricane Floyd. The increase also reflects an additional $18 million in 1999 reflecting one month of the COM/Energy companies' expense from the date of the merger.

Depreciation and amortization expense was $151.8 million in 1999 compared to $147.4 million in 1998, an increase of $4.4 million or 3%. The increase reflects approximately $2 million from the amortization of goodwill and costs to achieve related to the merger with COM/Energy and an increase of $4 million reflecting one month of expense from the COM/Energy companies from the date of the merger. This also reflects an increase of $11 million related to a reduction in the carrying value of BETG's nonutility property, and an increase in depreciation on distribution utility plant required under the terms of the

Boston Edison settlement agreement beginning March 1, 1998. These increases are partially offset by decreases resulting from the nuclear divestiture, amortization of the gain on the sale of the fossil plants which began in June 1998, and a decrease of $3 million of BETG depreciation in 1999.

Demand side management (DSM) and renewable energy programs expense was $42.2 million in 1999 compared to $37.0 million in 1998, an increase of $5.2 million or 14%. These costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $57.2 million in 1999 compared to $71.0 million in 1998, a decrease of $13.8 million or 19%. The decrease is due to a decrease in municipal property taxes of $17 million resulting from the fossil and nuclear divestitures. This decrease is partially offset by an increase of $2 million from the COM/Energy companies from the date of the merger.

Other expense, net

Other income was $13.6 million in 1999 compared to other expense of $11.0 million in 1998, a net increase in income of $24.6 million. Prior to the consideration of tax benefits, other expense was $5.6 million in 1999 compared to $34.0 million in 1998. BETG's equity losses in the RCN joint venture were $13.4 million in 1999 compared to its total equity losses from both the RCN and EnergyVision joint ventures in 1998 of $14.3 million. 1998 reflects $22.4 million of costs related to the fossil divestiture that is offset by the recognition of investment tax credits disclosed below. 1998 also reflects an additional $3.2 million of costs related to discontinued operations of BETG's subsidiary, Coneco, and $1.4 million of costs associated with the referendum that sought to repeal the Massachusetts electric industry restructuring law. These negative amounts are offset by $4.9 million of interest income in 1999 compared to $6.2 million in 1998 due to the level of cash on hand as a result of the proceeds of the fossil divestiture. Other miscellaneous income was $2.9 million in 1999 compared to $1.1 million in 1998. Income tax benefits in 1999 were $19.2 million compared to $23.0 million in 1998. The income tax benefits include $20.8 million in 1999 and $10.9 million in 1998 related to the recognition of previously deferred investment tax credits associated with the Pilgrim nuclear generating station sold in 1999 and the fossil generating stations sold in 1998.

Interest charges

Interest on long-term debt and transmission property securitization bonds was $67.0 million in 1999 compared to $63.5 million in 1998, an increase of $3.5 million or 6%. The increase reflects $8 million related to securitization and $5 million from the COM/Energy companies from the date of the merger. This increase is partially offset by reductions of approximately $2 million due to the maturing of $100 million of 5.95% debentures in March 1998 and the cessation of amortization of the associated discounts and redemption premiums, and a reduction of approximately $3 million due to the redemption of a $100 million 6.662% bank loan in June 1998. Additionally, interest charges were lower by approximately $3 million due to the retirement of $19 million of 7.8% debentures, $66 million of 9.875% debentures and $91 million of 9.375% debentures during the third quarter of 1999.

Preferred stock dividends of subsidiary

Preferred stock dividends of subsidiary were $4.5 million in 1999 compared to $7.3 million in 1998, a decrease of $2.8 million or 38%. The decrease is due to the redemption of 400,000 shares of 7.75% series cumulative preferred stock and the remaining 320,000 shares of 7.27% series in July 1998.

Electric Revenues
-----------------

NSTAR's electric delivery business has provided its standard offer customers service at rates designed to give 10% savings from rates in effect prior to the retail access date (March 1, 1998) and an additional 5% average savings, after an adjustment for inflation, as of September 1, 1999. The cost of providing standard offer service, which includes fuel and purchased power costs, is recovered from customers on a fully reconciling basis. New retail customers in the NSTAR electric service territory and previously existing customers that are no longer eligible for the standard offer service and who have not chosen to receive service from a competitive energy supplier are on default service. The price of default service is based on the average competitive market price for power. Refer also to the Electric Revenues section of Item 7 of the BEC 1998 Annual Report on Form 10-K/A.

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

Liquidity
---------

NSTAR companies supplement internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings. Boston Edison has authority from the Federal Energy Regulatory Commission to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks as well as other arrangements with several banks to provide additional short-term credit on an uncommitted and as available basis. No amount was outstanding under these revolving credit agreements as of September 30, 1999.

BEC Energy has a $225 million revolving credit agreement with a group of banks effective through July 2001. Approximately $146 million of short-term debt was outstanding under this credit agreement as of September 30, 1999. The purpose of this agreement is to provide financing for general corporate purposes and to fund the common share repurchase program.

COM/Energy currently has a $122 million line of credit. Approximately $87 million was outstanding under this agreement as of September 30, 1999.

In April 1998, Boston Edison announced a common share repurchase program under which it would repurchase up to four million of its common shares. BEC assumed this program since the reorganization to a holding company structure. NSTAR assumed this program effective as of the merger date. Through

September 30, 1999, four million shares had been repurchased at a total cost of approximately $121 million. In October 1999, this program was completed. Four million shares were repurchased at a total cost of approximately $157 million. In October 1999, NSTAR announced a new $300 million common share repurchase program. Under both the old and new programs, shares are repurchased through open market, block or privately-negotiated transactions, or a combination. The timing and actual number of shares repurchased will be impacted by market conditions.

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

On July 30, 1999, Boston Edison announced a tender offer for any and all of its outstanding 9-7/8% debentures due June 1, 2020 and its 9-3/8% debentures due August 15, 2021. The aggregate principal amount of the securities is $215 million, of which approximately $157 million was redeemed. In addition, unrelated to the tender offer, $19 million of 7.80% series due 2023 was repurchased on the open market.

On September 30, 1999, COM/Energy's outstanding $40 million, variable rate, two-year term note was redeemed.

Year 2000 Computer Issue
------------------------

The year 2000 issue is the result of computer programs that were written using two digits rather than four to define an applicable year. If computer programs with date-sensitive functions are not year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions and engage in other normal business activities. NSTAR has a year 2000 program in place to address the risk of non-compliant internal business software, internal non-business software and embedded chip technology and external noncompliance of third parties. While the recently completed merger transaction between BEC Energy and COM/Energy has led to some integrated planning efforts, the companies have essentially continued to resolve year 2000 issues independently.

NSTAR is addressing the year 2000 issue on a coordinated basis. Both BEC and COM/Energy have inventoried and assessed all date-sensitive systems including mission critical systems, important business systems used for information and transaction processing systems, and non-critical internal productivity systems. The North American Electric Reliability Council (NERC) has defined mission critical systems as those whose mis-operation could result in loss of electric generation, transmission or load interruption. Important business systems are those necessary to maintain core business functions such as billing and accounting for electricity and gas service to customers.

NSTAR has inventoried mission critical systems that may be date-sensitive and that use embedded technology such as micro-controllers or microprocessors. Approximately 27% of BEC's systems and approximately 20% of COM/Energy's systems required modification or replacement. These systems can be categorized as: (1) telecommunications, (2) distribution systems controls, and (3) other distribution equipment. Both BEC and COM/Energy have completed remediation and testing of mission critical systems and reported to NERC on June 30, 1999 that all mission critical systems are ready for year 2000.

NSTAR inventoried important business systems that are date-sensitive and determined that approximately one-third of BEC's systems and approximately 90% of COM/Energy's systems needed modification or replacement. Plans were developed and implemented to correct and test all affected systems, with priorities based on the importance of the supported activity. As systems were remediated they were tested for operational and year 2000 readiness in their own environment. After completion of implementation, the systems were then tested for their integration and compatibility with other interactive systems. All important business system replacements, remediation and testing were completed by July 1999. These systems are now considered year 2000 ready.

In addition all non-critical internal productivity systems have been inventoried and assessed. Approximately one-third of BEC's systems and approximately 90% of COM/Energy's systems required modification or replacement. Under the year 2000 plan, each of these systems has a form of readiness acceptance commensurate with its business importance. More important and complex systems are tested as a means of acceptance. Less important and non-complex systems may refer to industry test results, vendor test results and/or vendor statements of readiness as a means of acceptance. All of these systems were declared ready by September 30, 1999.

Costs incurred to remediate systems are expensed as incurred. In addition, a decision was made to use this opportunity to upgrade some of BEC's less efficient centralized business systems. Systems' replacement costs will be capitalized and amortized over future periods. NSTAR expects the modification and testing of its information and transaction processing systems to cost $42 million. NSTAR has expended $37 million on this project through September 30, 1999. NSTAR has funded and plans on continuing to fund all costs related to year 2000 with internally generated cash flows.

In addition to its internal efforts, BEC and COM/Energy have initiated formal communications with their significant suppliers, service providers and other vendors to determine the extent to which they may be vulnerable to their failure to correct their own year 2000 issues. The companies have received responses from more than 1,000 third party vendors including mission critical vendors. All of these vendors have indicated that they will be year 2000 ready by the end of 1999. In addition, NSTAR has contacted all of its significant power suppliers. Each has indicated that they either are or will be year 2000 ready by the end of 1999. In addition to the risk faced from its dependence on third party suppliers for year 2000 readiness, NSTAR has a risk that power will not be available from the Independent System Operator-New

England (ISO-NE) for the purchase and distribution to NSTAR's customers. Should ISO-NE fail to resolve its year 2000 issues as planned, there would be an adverse impact on NSTAR and its customers. To mitigate this risk, efforts are being coordinated with ISO-NE and the New England Power Pool (NEPOOL) to establish inter-utility testing guidelines coordinated with NERC plans to determine year 2000 readiness.

NSTAR's electric utility subsidiaries are participants in the NEPOOL/ISO New England Year 2000 Joint Oversight Committee which is overseeing ISO-NE's and NEPOOL's year 2000 readiness activities. Overall the Northeast Power Coordinating Council, whose activities will be incorporated into the interregional coordinating efforts by the NERC, will coordinate regional activities, including those of ISO-NE/NEPOOL. Regional year 2000 contingency plans were developed and submitted to NERC in June 1999. Drills will continue through the remainder of the year.

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

NSTAR believes that its efforts to address the year 2000 issue will allow it to successfully avoid any material adverse effect on its operations or financial condition. However, it recognizes that failing to resolve year 2000 issues on a timely basis would, in a most reasonable worst case scenario, significantly limit its ability to acquire and distribute energy or process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, NSTAR could be significantly affected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations normally after 1999. Adverse effects on NSTAR could include, among other things, business disruption, increased costs, loss of business and other similar risks.

NSTAR's year 2000 program includes contingency plans. If required, these plans are intended to address both internal risks as well as potential external risks related to vendors, customers and energy suppliers. Plans have been developed in conjunction with available national and regional guidance and are based on system emergency plans that were developed and successfully tested over the past several years. Included within its contingency plans are procedures for the procurement of short-term power supplies and emergency distribution system restoration procedures. The contract with ISO-NE requires ISO-NE dispatch at all times sufficient resources to meet total New England load requirements. ISO-NE has the responsibility and authority to dispatch all regional generation sources including maintaining sufficient operating reserves to respond to unanticipated system conditions. ISO-NE, in conjunction with NEPOOL has an extensive year 2000 readiness program underway to ensure that it will have sufficient generation and transmission resources to reliably serve load. In addition, ISO-NE indicated that it will maximize the operating reserves during the early year 2000 period.

The foregoing discussion regarding year 2000 project timing, effectiveness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key year 2000 personnel, the readiness of third parties and NSTAR's ability to respond to unforeseen year 2000 complications.

RCN Conversion
--------------

On May 27, 1999, BETG notified RCN of its intention to exercise its option to convert an additional portion of its joint venture interest which had a book value of $90 million as allowed under its agreement with RCN. The ultimate number of shares received will be determined based on an agreed upon fair value of the joint venture interest. Refer to Note J of these Consolidated Financial Statements for more information regarding the RCN conversion.

Safe Harbor Cautionary Statement
--------------------------------

NSTAR occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. Refer also to the safe harbor cautionary statements included in the BEC 1998 Annual Report on Form 10-K/A.

The preceding sections include certain forward-looking statements about merger, environmental and legal issues and year 2000 compliance.

The cost savings and cost avoidances ultimately realized from the merger may differ from current estimates.

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

The timing and total costs related to the year 2000 plan could differ from current expectations. Factors that may cause such differences include the ability to locate and correct all relevant computer codes and the availability of personnel trained in this area. In addition, NSTAR cannot predict the nature or impact on operations of third party noncompliance.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

There have been no material changes since year-end.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     a)  Exhibits filed herewith and incorporated by reference:

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

            Exhibit 27 - Financial Data Schedule

                  27.1 - Schedule UT

            Exhibit 99 - Additional Exhibits

                  99.1 - Letter of Independent Accountants

                         Form S-4 Registration Statement filed by NSTAR on May 12, 1999 (File No. 333-78285); Post-effective Amendment to Form S-4 on Form S-3 filed by NSTAR on August 19, 1999 (File No. 333-78285); Post-effective Amendment to Form S-4 on Form S-8 filed by NSTAR on August 19, 1999 (File No. 333-78285); Form S-8
                         Registration Statement filed by NSTAR on August 19, 1999 (File No. 333-85559)

     b) NSTAR filed a Form 8-K on August 25, 1999 to disclose the completion of the merger transaction between BEC Energy and Commonwealth Energy System.

                                  Signature
                                  ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      NSTAR
                                                  ------------
                                                  (Registrant)




Date:  November 15, 1999                      /s/ R. J. Weafer, Jr.
                                              ------------------------------
                                                  Robert J. Weafer, Jr.
                                                  Vice President, Controller
                                                  and Chief Accounting
                                                  Officer