Form 10-K
period 1999-12-31
NSTAR/MA
filed 2000-03-30
CIK 1035675

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________.

                         Commission file number 1-14768
                                      NSTAR
                                      -----
             (Exact name of registrant as specified in its charter)

         Massachusetts                                           04-3466300
 ---------------------------------                           -------------------
   (State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

 800 Boylston St. Boston, Massachusetts                             02199
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: 617-424-2000
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
         Title of each class                               on which registered
         -------------------                              ---------------------
Common shares, par value $1 per share                    New York Stock Exchange
                                                          Boston Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 computed as the average of the high and low market price of the common stock as reported in the listing of composite transactions for New York Stock Exchange listed securities in the Wall Street
Journal: $2,209,524,613.

Indicate the number of shares outstanding of each for the registrant's classes of common stock, as of the latest practicable date.

                  Class                            Outstanding at March 15, 2000
         ---------------------------               -----------------------------
         Common Shares $1 per value                      56,836,646 Shares

Documents Incorporated by Reference                Part in Form 10-K
-----------------------------------                -----------------------------
Portions of the Registrant's Notice of             Parts I, II and III
2000 Annual Meeting, Proxy Statement
and 1999 Financial Information
Dated March 30, 2000
     --------------
(pages as specified herein)

NSTAR


Form 10-K Annual Report


December 31, 1999

Part I                                                                 Page
--------------------------------------------------------------------------------
Item  1.  Business                                                      3

Item  2.  Properties                                                   13

Item  3.  Legal Proceedings                                            14

Item  4.  Submission of Matters to a Vote of Security Holders          15

Item  4A. Executive Officers of Registrant

Part II
--------------------------------------------------------------------------------
Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters                                          16

Item  6.  Selected Financial Data                                      17

Item  7.  Management's Discussion and Analysis                         18

Item  7A. Quantitative and Qualitative Disclosures About Market Risk   33

Item  8.  Financial Statements and Supplementary Financial
          Information                                                  34

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          62


Part III
--------------------------------------------------------------------------------
Item 10.  Trustees and Executive Officers of the Registrant            62

Item 11.  Executive Compensation                                       62

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                   62

Item 13.  Certain Relationships and Related Transactions               62


Part IV
--------------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                     63

                                     Part I

Item 1.  Business

(a) General Development of Business

NSTAR was created through a merger transaction with BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999 as an exempt public utility holding company. NSTAR's utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric), Canal Electric Company (Canal Electric) and Commonwealth Gas Company (ComGas). Utility operations accounted for more than 98% of revenues in both 1999 and 1998.

The electric and natural gas industries have continued to change in response to legislative, regulatory and marketplace demands for improved customer service at lower prices. These demands have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR was created to operate in this new marketplace by combining the resources of its utility subsidiaries and concentrating its activities in the transmission and distribution of energy. This is illustrated by the sale of Boston Edison's fossil generating facilities in 1998 and its nuclear generating facility in 1999. Substantially all of COM/Energy's generating facilities were sold in 1998.

Shareholders of BEC and COM/Energy approved the merger on June 24, 1999. Pursuant to the merger agreement, BEC shareholders received approximately 41 million shares of NSTAR while COM/Energy shareholders received approximately 20 million shares of NSTAR. In addition, BEC and COM/Energy shareholders received an aggregate amount of cash of approximately $300 million. An initial quarterly dividend rate of 48.5 cents per share of NSTAR was declared by the board of trustees ($1.94 on an annualized basis) on September 23, 1999 and paid on November 1, 1999. The quartely dividend was increased to 50 cents per share ($2.00 on an annualized basis) on December 16, 1999.

In 1998, Boston Edison completed the sale of all of its fossil generating assets. The amount received above net book value on the sale of these assets is being returned to customers over approximately 11 years.

In 1998, prior to the merger, COM/Energy sold substantially all of its fossil generating assets. As part of an agreement with the Massachusetts Department of Telecommunications and Energy (MDTE), COM/Energy established Energy Investment Services, Inc. as the vehicle to invest the net proceeds from the sale of these assets. Both the principal amount and income earned are being used to reduce the transition costs that would otherwise be billed to customers of Cambridge Electric and ComElectric. The net proceeds have been classified as restricted cash on the accompanying Consolidated Balance Sheets.

To complete its divestiture of generating assets, Boston Edison sold the Pilgrim Nuclear Generating Station (Pilgrim) on July 13, 1999, for $81 million to Entergy Nuclear Generating Company. As part of the sale, Boston Edison transferred approximately $228 million in decommissioning funds to the purchaser. The purchaser, by contract, assumed all future liability related to the ultimate decommissioning of the plant. The difference between the total proceeds from the sale and the net book value of the Pilgrim assets plus the net amount to fully fund the decommissioning trust is included in regulatory assets on the accompanying Consolidated Balance Sheets as such amounts are collected from customers.

On July 29, 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale on $725 million of electric rate reduction certificates as a public offering. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Industry Restructuring Act and authorized by the MDTE. These certificates are non-recourse to Boston Edison.

NSTAR also engages in nonutility and utility generation businesses through its subsidiaries. These include Boston Energy Technology Group Inc. (BETG), which engages in a number of businesses including telecommunications through its joint venture with RCN Telecom Services, Inc.; Canal Electric, which owns a 3.52% interest in the Seabrook 1 nuclear power plant; Advanced Energy Systems, Inc., a company that operates an energy plant providing steam, chilled water and electric generating services serving certain Boston area hospitals and schools; a steam distribution company; a company that services and processes liquefied natural gas; and five real estate trusts.

(b)  Financial Information about Industry Segments

NSTAR's principal segments are the electric and natural gas utilities that provide the transmission and distribution of energy. Refer to Note L of the Consolidated Financial Statements in Item 8 for specific financial information related to NSTAR's electric utility, gas utility and unregulated nonutility segments.

(c)  Narrative Description of Business

Principal Products and Services

ELECTRIC INDUSTRY
NSTAR electric operating revenues by class of customers for the last three years consisted of the following:


                                                 1999       1998       1997
---------------------------------------------------------------------------
Retail electric revenues:
  Commercial                                      51%        51%        51%
  Residential                                     30%        27%        27%
  Industrial                                       9%         9%         9%
  Other                                            1%         1%         1%
Wholesale and contract revenues                    9%        12%        12%
===========================================================================

BEC

In May 1998, Boston Edison, a regulated public utility incorporated in 1886 under Massachusetts' law, received final approval from the SEC for its reorganization plan to form a holding company structure. Effective May 20, 1998, BEC, the holding company, was formed and Boston Edison became a wholly owned subsidiary of BEC. Effective June 25, 1998, BETG ceased being a subsidiary of Boston Edison and became a wholly owned subsidiary of BEC. Unregulated activities are conducted through BETG and include telecommunications and district cooling services. BEC is currently a subsidiary of NSTAR.

Boston Edison currently supplies electricity at retail to an area of 590 square miles, including the city of Boston and 39 surrounding cities and towns. The population of the area served with electricity at retail is approximately 1.5 million. In 1999 Boston Edison served an average of approximately 670,000 customers.

COM/Energy

COM/Energy, a Massachusetts business trust, is an unincorporated business organization with transferable shares organized under a Declaration of Trust in 1926, as amended, pursuant to the laws of Massachusetts. It is an exempt public utility holding company holding all of the stock of four operating public utility companies (ComElectric, Cambridge Electric, Canal Electric and ComGas). Unregulated activities include district heating and cooling and liquidified natural gas services. On August 25, 1999 COM/Energy became a subsidiary of NSTAR.

Each of Com/Energy's operating utility subsidiaries serves retail customers except for Canal Electric.

ComElectric and Cambridge Electric

Electric service is furnished by ComElectric and Cambridge Electric at retail to approximately 329,000 year-round and 45,000 seasonal customers in 41 communities in eastern and southeastern Massachusetts covering 1,112 square miles and having an aggregate population of 645,000. The territory served includes the communities of Cambridge, New Bedford and Plymouth and the geographic area comprising Cape Cod and Martha's Vineyard. Cambridge Electric also sells power at wholesale to the Town of Belmont, Massachusetts.

Com/Gas

Natural gas is distributed by COMGas to approximately 243,000 customers in 51 communities in central and eastern Massachusetts covering 1,067 square miles and having an aggregate population of 1,128,000. 25 of these communities are also served by Boston Edison, Cambridge Electric and ComElectric with electricity. Some of the larger communities served by ComGas include Cambridge, Somerville, New Bedford, Plymouth, Worcester, Framingham, Dedham and the Hyde Park area of Boston.

Sources and Availability of Electric Power Supply

NSTAR on behalf of its electric retail subsidiaries Boston Edison, Cambridge Electric and ComElectric entered into a six-month agreement effective January 1, 2000 to transfer all of the unit output entitlements in long-term power purchase contracts to Select Energy (Select), a subsidiary of Northeast Utilities. In return, Select will provide full energy service requirements, including NEPOOL capability responsibilities, at Federal Energy Regulatory Commission (FERC) approved tariff rates through June 30, 2000. NSTAR's 1999 proportionate share of capacity and total cost reflects four months of the COM/Energy companies from the date of the merger. For further information, refer to footnote N to consolidated financial statements in Item 8.

Commonwealth Electric had an 11% contract entitlement in the output of the Pilgrim nuclear power plant that was sold by Boston Edison in 1999 to Entergy Nuclear Generating Company (Entergy). Boston Edison and ComElectric will buy power generated by the Pilgrim plant from Entergy on a declining basis through 2004. Cambridge Electric has a 2.5% equity ownership in the Vermont Yankee nuclear power plant. Vermont Yankee is under agreement to be sold to AmerGen Energy Co.

Information relative to nuclear units that are no longer operating in which NSTAR has an equity ownership is as follows:

                                      Connecticut     Maine     Yankee
                                        Yankee        Yankee    Atomic
                                        ------        ------    ------
                                            (dollars in thousands)
Year of Shutdown                          1996         1997      1992
Equity Ownership (%)                     14.00         4.00     19.00
Equity Ownership Balance               $14,596       $3,519    $2,339

New England Power Pool

During 1997, the power pool was restructured with changes taking effect to the membership and governance provisions of the power pooling agreement along with the transfer of operating responsibility of the integrated transmission and generation system in New England to ISO New England. Previously, NEPOOL dispatched generating units for operation based on the lowest operating costs of available generation and transmission. Under the new structure, generators will be required to provide ISO New England with market prices at which they will sell short-term energy supply. These prices formed the basis for dispatch that began in the second quarter of 1999. As noted in the Sources and Availability of Electric Power Supply section above, Boston Edison, Cambridge Electric and ComElectric will receive all of their power supply requirements from Select through June 30, 2000. Therefore, the change to NEPOOL's operations and pricing structure is expected to have no material impact on NSTAR's costs for purchased electric energy.

Franchises

Through their charters, which are unlimited in time, Boston Edison, ComElectric Cambridge Electric and ComGas have the right to engage in the business of distributing and selling electricity, natural gas, steam and other forms of energy, have powers incidental thereto and are entitled to all the rights and privileges of and subject to the duties imposed upon electric and natural gas companies under Massachusetts laws. The locations in public ways for electric transmission and distribution lines or gas distribution are obtained from municipal and other state authorities which, in granting these locations, act as agents for the state. In some cases the action of these authorities is subject to appeal to the MDTE. The rights to these locations are not limited in time, but are not vested and are subject to the action of these authorities and the legislature. Pursuant to the Massachusetts Electric Industry Restructuring Act enacted in November 1997, the MDTE has defined the service territory of Boston Edison, ComElectric and Cambridge Electric based on the territory actually served on July 1, 1997, and following, to the extent possible, municipal boundaries. The legislation further provided that, until terminated by effect of law or otherwise, these companies shall have the exclusive obligation to provide distribution service to all retail customers within such service territory. No other entity shall provide distribution service within this territory without the written consent of Boston Edison, ComElectric, and Cambridge Electric which consent, must be filed with the MDTE and the municipality so affected.

Regulation

NSTAR's electric and gas utility subsidiaries, and Boston Edison's wholly owned subsidiary, Harbor Electric Energy Company (HEEC), operate primarily under the authority of the MDTE, whose jurisdiction includes supervision over retail rates for distribution of electricity, natural gas and financing and investing activities. In addition, the FERC has jurisdiction over various phases of NSTAR's electric and natural gas utility businesses including rates for electricity and natural gas sold at wholesale for resale, facilities used for the transmission or sale of that energy, certain issuances of short-term debt and regulation of the system of accounts.

Retail Electric Rates

As a result of electric industry restructuring, the NSTAR electric utility subsidiaries have unbundled their rates, provided customers with inflation adjusted rates that are 15 percent lower than rates in effect prior to March 1, 1998, the retail access date, and have afforded customers the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Electricity supply services provided by NSTAR's retail electric subsidiaries include optional standard offer service and default service.

Standard offer service is the electricity that is supplied by the retail electric subsidiaries until a competitive power supplier is chosen by the customer. It is designed as a seven-year transitional service (from March 1, 1998) to give the customer time to learn about competitive power suppliers. The price of standard offer service will increase over time. Default service is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

Prior to the implementation of industry restructuring on March 1, 1998, Boston Edison, ComElectric and Cambridge Electric had Fuel Charge rate schedules that generally allowed for current recovery, from retail customers, of fuel used in electric production, purchased power and transmission costs.

These schedules required a quarterly computation and MDTE approval of a Fuel Charge decimal based upon forecasts of fuel, purchased power, transmission costs and billed unit sales for each period. To the extent that collections under the rate schedules did not match actual costs for that period, an appropriate adjustment was reflected in the calculation of the next subsequent calendar quarter decimal. These rate schedules are no longer in effect.

Gas Industry

NSTAR Gas operating revenues by class of customers, effective September 1, 1999, consisted of the following:
                                                    1999
                   ----------------------------------------
                     Retail Gas revenues:
                       Commercial                    22%
                       Residential                   70%
                       Industrial                     3%
                       Other                          4%
                     Wholesale & contract revenues    1%
                   ----------------------------------------


Gas Supply

ComGas purchases transportation, storage and balancing services from Tennessee Gas Pipeline Company (Tennessee) and Algonguin Gas Transmission Company (and other upstream pipelines that bring gas from the supply wells to the final transporting pipelines) and purchases all of its gas supplies from third-party vendors, utilizing firm contracts with terms of less than one year. The vendors vary from small independent marketers to major gas and oil companies.

In addition to firm transportation and gas supplies mentioned above, ComGas utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The underground storage contracts are a combination of existing and new agreements which are the result of FERC Order 636 service unbundling. The LNG facilities, described below, are used to liquefy and store pipeline gas during the warmer months for use during the heating season.

ComGas entered into a multi-party agreement in 1992 to assume a portion of Boston Gas Company's contracts to purchase Canadian gas supplies from Alberta Northeast (ANE) and have the volumes delivered by the Iroquois Gas Transmission System and Tennessee pipelines. The ANE gas supply contract was filed with the MDTE and hearings were completed in April 1993.

On November 17, 1995, the Department approved the ComGas Original ANE Contract between ComGas and ANE for the purchase of approximately 4.5 million cubic feet per day of natural gas from Alberta, Canada. The MDTE approved the Gas Sales Agreement between Alberta Northeast Gas Limited and ComGas files on March 3, 1999. Previous to the Agreement, ComGas purchased its Canadian Supply through Boston Gas Company. The agreement allows ComGas to receive up to 4,500 MMBtu/Day of Canada Supply delivered into the Iroquois Gas Transmission system. In compliance with this order, ComGas also signed transportation agreements with the Tennessee Gas Pipeline and Iroquois Pipeline.

ComGas began transporting gas on its distribution system in 1990 for end-users. As of December 31, 1999, there were 732 customers using this transportation service, accounting for 11,146 BBTU or approximately 24% of total throughput.

A portion of the gas supply for ComGas during the heating season is provided by Hopkinton LNG Corp. (Hopkinton), a wholly-owned subsidiary of NSTAR. The facility consists of a liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3 million MCF of natural gas.

In addition, Hopkinton owns a satellite vaporization plant and two above-ground cryogenic storage tanks located in Acushnet, Massachusetts with an aggregate capacity of 500,000 MCF of natural gas that are filled with LNG trucked from Hopkinton.

ComGas has contracts for LNG service with Hopkinton extending on year to year basis with notice of termination required five years in advance of the anticipated termination date. Current contract payments include a demand charge sufficient to cover Hopkinton's fixed changes and an operating charge which covers liquefaction and vaporization expenses. ComGas furnishes pipeline gas during the period April 15 to November 15 each year for liquefaction and storage. As the need arises, LNG is vaporized and placed in the distribution system of ComGas.

Based upon information presently available regarding projected growth in demand and estimates of availability of future supplies of pipelines gas, ComGas believes that its present sources of gas supply are adequate to meet existing load and allow for future growth in sales.

Natural Gas Industry Restructuring and Rates
--------------------------------------------

In September 1997, ComGas along with other gas utilities initiated the Massachusetts Gas Unbundling Collaborative (the Collaborative), to explore and develop generic principles to achieve the MDTE's goals of establishing choice of gas supplier for all customers (comprehensive unbundling).

In August 1998, the MDTE approved the unbundled rate settlement submitted by ComGas, followed in September with compliance rates submitted by ComGas that were consistent with a settlement agreement. These unbundled rates became effective on November 1, 1998.

ComGas has a Seasonal Cost of Gas Adjustment Clause (CGAC) and a Local Distribution Adjustment Clause (LDAC) that provide for the recovery, from firm customers or Default Service customers, of certain costs previously recovered through base rates. The CGAC provides for rates that must be approved semi-annually by the MDTE. The LDAC provides for rates that require annual approval.

As part of its new unbundled rates, ComGas modified its existing CGAC to allow for the following changes: (a) the addition of provisions that allow for the recovery of certain bad-debt expenses; (b) new formulas that no longer adjust the Gas Adjustment Factors for the seasonal embedded gas costs that were in existing sales rates; (c) updated language reflecting the ratemaking requirements for non-core revenue margins; and (d) the removal of provisions for the recovery of environmental remediation costs and FERC Order 636 transition costs, which will instead be recovered through the LDAC.

ComGas' approved LDAC recovers conservation charges, environmental remediation costs, balancing penalty revenue credits, and costs associated with the its participation in the MGUC.

In February 1999, the MDTE determined that the capacity market in Massachusetts was not yet workably competitive to allow it to remove traditional regulatory controls that were designed to ensure the reliability of gas service to customers. The MDTE further reaffirmed that the local distribution companies
(LDCs) must continue with their obligation to plan for and procure sufficient upstream capacity.

On November 3, 1999 after numerous Collaborative meetings, the LDC's filed the remaining sections of the Model Terms and Conditions dealing with capacity assignment peaking services and default service and also filed draft regulations that establish rules to govern the statewide customer choice initiative. In their filing the LDC's indicated that comprehensive unbundling could be implemented no sooner than April 1, 2000. After reviewing comments from stakeholders, the MDTE approved the new sections of the Model Terms and Conditions on January 26, 2000. The MDTE also required each LDC to file compliance Terms and Conditions within 21 days of their order. On December 19, 1999 the MDTE issued a NOL and a procedural schedule seeking comments from interested parties regarding the proposed regulations.

Capital Expenditures and Financings

The most recent estimates of capital expenditures, allowance for funds used during construction (AFUDC), long-term debt maturities and preferred stock payment requirements for the years 2000 through 2004 are as follows:

(in thousands)        2000         2001         2002        2003        2004
----------------------------------------------------------------------------
Capital
 expenditures (1) $347,000     $216,000     $170,000    $144,000    $143,000
AFUDC             $  4,000     $  4,000     $  4,000    $  4,000    $  4,000
Long-term debt    $166,600     $122,500     $108,800    $241,200    $ 78,700
Preferred stock   $      -     $ 50,000     $      -    $      -    $      -
=============================================================================

(1) Includes both plant expenditures and capital requirements of nonutility ventures.

Management continuously reviews its capital expenditure and financing programs. These programs and, therefore, the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

Plant expenditures in 1999 were $159.3 million and consisted primarily of additions to NSTAR's distribution and transmission systems. The majority of these expenditures were for system reliability and control improvements, customer service enhancements and capacity expansion to allow for long-range growth in the NSTAR service territory.

Refer to the Liquidity section of Item 7 for more information regarding capital resources to fund NSTAR's construction programs.

Seasonal Nature of Business

Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. Refer to the Selected Consolidated Quarterly Financial Data (Unaudited) in Item 8 for specific financial information by quarter for 1999 and 1998. ComElectric's sales are substantially higher in the summer due to the tourist industry on Cape Cod.

Competitive Conditions

The electric and natural gas industries have continued to change in response to legislative, regulatory and marketplace demands for improved customer service at lower prices. These pressures have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR was created to operate in this new marketplace by combining the resources of its utility subsidiaries in its activities in the transmission and distribution of energy.

Environmental Matters

NSTAR's and its subsidiaries are subject to numerous federal, state and local standards with respect to the management of wastes, air and water quality and other environmental considerations. These standards could require modification of existing facilities or curtailment or termination of operations at these facilities. They could also potentially delay or discontinue construction of new facilities and increase capital and operating costs by substantial amounts. Noncompliance with certain standards can, in some cases, also result in the imposition of monetary civil penalties.

Environmental-related capital expenditures for the years 1999 and 1998 were $0.6 million and $1.4 million, respectively. Management believes that its remaining operating facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements. Additional expenditures could be required as changes in environmental requirements occur.

Number of Employees

As of December 31, 1999, NSTAR's subsidiaries had approximately 3,400 full-time employees, including approximately 2,300 (68%) employees represented by various collective bargaining units covered by separate contracts with varying expiration dates. The contracts with two union locals representing approximately 1,300 employees of the Utility Workers Union of America, AFL-CIO, will terminate on May 15, 2000. Management believes it has satisfactory employee relations.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

None of NSTAR's subsidiaries have any foreign operations or export sales.

Item 2.  Properties

Substantially all of NSTAR's non-nuclear generating assets were sold as of December 30, 1998. The Pilgrim Nuclear Generating Station was sold in 1999. NSTAR, through its Canal Electric subsidiary, still retains its 3.52% interest (40.5 MW of capacity) in Seabrook 1.

Other electric properties include an integrated system of distribution lines and substations which are located in the Boston area as well as the outlying communities and Cape Cod and Martha's Vineyard. In addition, NSTAR's other principal properties consist of an office building in Wareham, Massachusetts and other structures such as garages and service buildings.

At December 31, 1999, the electric transmission and distribution system consisted of 9,580 pole miles of overhead lines, 7,840 cable miles of underground lines, 507 substations and 1,372,000 active customer meters.

The principal natural gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. At December 31, 1999, the gas system included 2,861 miles of gas distribution lines, 170,103 services and 249,874 customer meters together with the necessary measuring and regulating equipment. In addition, NSTAR owns a liquefaction and vaporization plant, a satellite vaporization plant and above-ground cryogenic storage tanks having an aggregate storage capacity equivalent to 3.5 million MCF of natural gas. NSTAR's gas division owns an office and service building in Southborough, Massachusetts, five district office buildings and several natural gas receiving and take stations.

NSTAR's subsidiaries' high-tension transmission lines are generally located on land either owned or subject to easements in its favor. Its low-tension distribution lines are located principally on public property under permission granted by municipal and other state authorities.

HEEC, Boston Edison's regulated subsidiary, has a distribution system that consists principally of a 4.1 mile 115 kV submarine distribution line and a substation which is located on Deer Island in Boston, Massachusetts. HEEC provides the ongoing support required to distribute electric energy to its one customer, the Massachusetts Water Resources Authority, at this location.

Item 3.  Legal Proceedings

Industry and corporate restructuring legal proceedings

The MDTE order approving the Boston Edison restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court
(SJC). One settlement agreement appeal remains pending; however there has to date been no briefing, hearing or other action taken with respect to this proceeding.

In addition, along with other Massachusetts investor-owned utilities, Boston Edison has been named as a defendant in a class action suit seeking to declare certain provisions of the Massachusetts electric industry restructuring legislation unconstitutional.

Management is currently unable to determine the outcome of these outstanding proceedings however, but if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Regulatory proceedings

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order which permitted the formation of BETG and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearings were completed in the fourth quarter of 1999. A MDTE ruling is expected in 2000.

Management is currently unable to determine the outcome of this proceeding; however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Rate Plan

The MDTE issued an order approving most major elements of a rate plan filed by the retail utility subsidiaries of NSTAR on July 27, 1999. The highlights of the rate plan include a four-year distribution rate freeze for each of the NSTAR retail utility subsidiaries, the collection from customers of the acquisition premium of approximately $486 million over 40 years and the recovery of transaction and integration costs initially estimated at approximately $111 million over 10 years. The Massachusetts Attorney General and a group of four interveners filed separate appeals of the MDTE order with the Massachusetts Supreme Judicial Court (SHC) regarding the rate plan. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it cannot determine the ultimate outcome of these appeals or their impact on the rate plan.

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

In the normal course of its business NSTAR and its subsidiaries are also involved in certain other legal matters. Management is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.


Item 4A. Executive Officers of Registrant

Identification of Executive Officers

                                                                                        Age
                                                                                      December
Name of Officer            Position and Business Experience                           31, 1999
---------------            --------------------------------                           --------
Thomas J. May              Chairman of the Board and Chief                               52
                           Executive Office, and a Trustee

                           NSTAR (since 1999), formerly Chairman of the Board,
                           President, and Chief Executive Officer, BEC Energy
                           (1998-1999); Chairman of the Board, President, and
                           Chief Executive Officer, Boston Edison Company
                           1995-1999)

                           Chairman of the Board and Chief Executive Officer and
                           Trustee of BEC Energy, Commonwealth Energy System,
                           COM/Energy Acushnet Realty, COM/Energy Cambridge
                           Realty, COM/Energy Freetown Realty, COM/Energy
                           Research Park Realty, and Darvel Realty Trust;
                           Chairman of the Board and Chief Executive Officer and
                           Director of Advanced Energy Systems, Inc., Advanced
                           Energy Systems Management Company, Inc., Medical Area
                           Total Energy Plant, Inc., NSTAR Communications, Inc.,
                           Boston Edison Company, Cambridge Electric Light
                           Company, Canal Electric Company, Commonwealth
                           Electric Company, COM/Energy Marketing, Inc.,
                           Commonwealth Gas Company, Coneco Corporation, Energy
                           Investment Services, Inc., Harbor Electric Energy
                           Company, Hopkinton LNG Corp., COM/Energy Steam
                           Company, COM/Energy Resources, Inc., Boston Energy
                           Technology Group, Inc., Boston Edison Services, Inc.,
                           NSTAR Communication Securities Corporation, NSTAR
                           Services Corporation, COM/Energy Services Company, and BEC Funding LLC.

Russell D. Wright          President and Chief Operating Officer                         53
                           and Trustee.

                           President and Chief Operating Officer, NSTAR
                           (since 1999); formerly President and Chief
                           Executive Officer, Commonwealth Energy
                           System (1998-1999); President and Chief
                           Operating Officer, Commonwealth Energy
                           System's electric and gas subsidiaries
                           (1993-1998)

                           President and Chief Operating Officer and Trustee of BEC
                           Energy, Commonwealth Energy System; Vice Chairman and
                           Director of Advanced Energy Systems, Inc., Advanced
                           Energy Systems Management Company, Inc., Medical Area
                           Total Energy Plant, Inc., and NSTAR Communications,
                           Inc.; President and Chief Operating Officer and Director
                           of Boston Edison Company, Cambridge Electric Light
                           Company, Canal Electric Company, Commonwealth Electric
                           Company, Commonwealth Gas Company, Energy Investment
                           Services, Inc., Harbor Electric Energy Company,
                           COM/Energy Marketing, Inc., NSTAR Communications
                           Securities Corporation, NSTAR Services Corporation, and
                           COM/Energy Services Company; Vice Chairman, President
                           and Chief Operating and Trustee of COM/Energy Acushnet
                           Realty, COM/Energy Cambridge Realty, COM/Energy Freetown
                           Realty, COM/Energy Research Park Realty, and Darvel
                           Realty Trust; Vie Chairman, President and Chief
                           Operating Officer and Director of Coneco Corporation,
                           Hopkinton LNG Corp., COM/Energy Steam Company,
                           COM/Energy Resources, Inc., Boston Energy Technology
                           Group, Inc., Boston Edison Services, Inc. and BEC
                           Funding LLC.

Ronald A. Ledgett          Executive Vice President - Electric                           61
                           Operations.

                           Executive Vice President - Electric
                           Operations, NSTAR (since 1999); Executive
                           Vice President, Boston Edison Company (1997 to present); Senior Vice President - Fossil,
                           Field Service and Electric Delivery, Boston
                           Edison Company (1996-1997); Senior Vice
                           President - Power Delivery, Boston Edison
                           Company (1991-1995)

                           Executive Vice President - Electric
                           Operations of BEC Energy, Commonwealth
                           Energy System, Cambridge Electric Light
                           Company, Canal Electric Company,
                           Commonwealth Electric Company, NSTAR
                           Services Corporation and COM/Energy Services
                           Company.

Deborah A. McLaughlin      Executive Vice President - Customer                           41
                           Care/Shared Services.

                           Executive Vice President - Customer
                           Care/Shared Services, NSTAR (since 1999);
                           President and Chief Operating Officer,
                           Commonwealth Energy System's electric and gas subsidiaries (1998-1999); Vice President
                           - Customer Service, Commonwealth Energy
                           System's electric and gas subsidiaries
                           (1993-1998).

                           Executive Vice President - Customer
                           Care/Shared Services of BEC energy,
                           Commonwealth Energy System, Boston Edison
                           Company, Cambridge Electric Light Company,
                           Canal Electric Company, Commonwealth
                           Electric Company, Commonwealth Gas Company,
                           NSTAR Service Corporation and COM/Energy
                           Services Company.

Alison Alden               Senior Vice President - Human Resources                       51

                           Senior Vice President - Human Resources,
                           NSTAR (since 1999); formerly Senior Vice
                           President - Sales, Services and Human
                           Resources, Boston Edison Company
                           (1996-1999), Vice President - Sales &
                           Services, Boston Edison Company (1993-1996)

                           Senior Vice President - Human Resources of
                           BEC Energy, Commonwealth Energy System,
                           Boston Edison Company,

                           Cambridge Electric Light Company, Canal
                           Electric Company, Commonwealth Electric
                           company, Commonwealth Gas Company NSTAR
                           Services Corporation and COM/Energy
                           Services Company.

L. Carl Gustin             Senior Vice President - Corporate                             56
                           Relations.
                           Senior Vice President - Corporate Relations, NSTAR
                           (since 1999) and Boston Edison Company (since 1995)

                           Senior Vice President - Corporate Relations of BEC Energy, Commonwealth Energy System,
                           Cambridge Electric Light Company, Canal
                           Electric Company, Commonwealth Electric
                           Company, Commonwealth Gas Company, NSTAR
                           Services Corporation and COM/Energy Services
                           Company.

Douglas S. Horan           Senior Vice President/Strategy, Law &                         50
                           Policy.

                           Senior Vice President/Strategy, Law &
                           Policy, NSTAR (since 1999); formerly Senior
                           Vice President - Strategy and Law and
                           General Counsel, BEC Energy (1998-1999) and
                           Boston Edison Company (1995-1999)

                           Senior Vice President/Strategy, Law & Policy of BEC
                           Energy, Commonwealth Energy System, Advanced Energy
                           Systems, Inc., Advanced Energy Systems Management
                           Company, Inc., Medical Area Total Energy Plant, Inc.,
                           NSTAR Communications, Inc., Boston Edison Company,
                           Cambridge Electric Light Company, Canal Electric
                           Company, Commonwealth Electric Company, COM/Energy
                           Marketing, Inc., COM/Energy Acushnet Realty, COM/Energy
                           Cambridge Realty, COM/Energy Freetown Realty, COM/Energy
                           Research Park Realty, Darvel Realty Trust, Commonwealth
                           Gas Company, Coneco Corporation, Energy Investment
                           Services, Inc., Harbor Electric Energy Company,
                           Hopkinton LNG Corp., COM/Energy Steam Company,
                           COM/Energy Resources, Inc., Boston Edison Technology
                           Group, Inc., Boston Edison Service, Inc., NSTAR
                           Communications Securities Corporation,
                           NSTAR Services Corporation, COM/Energy Services
                           Company, and BEC Funding LLC.

James J. Judge             Senior Vice President, Treasurer and                          44
                           Chief Financial Officer

                           Senior Vice President, Treasurer and Chief
                           Financial Officer, NSTAR (since 2000);
                           formerly Senior Vice President and Chief
                           Financial Officer, NSTAR (1999-2000); Senior
                           Vice President - Corporate Services and
                           Treasurer, BEC Energy (1998-1999); Senior
                           Vice President - Corporate Services and
                           Treasurer, Boston Edison Company
                           (1995-1999).

                           Senior Vice President, Treasurer and Chief Financial
                           Officer and Trustee of BEC Energy, Commonwealth Energy
                           System, COM/Energy Acushnet Realty, COM/Energy Cambridge
                           Realty, COM/Energy Freetown Realty, COM/Energy Research
                           Park Realty, Darvel Realty Trust; Senior Vice President,
                           Treasurer and Director of Advanced Energy Systems, Inc.,
                           Advanced Energy Systems Management Company, Inc.,
                           Medical Area Total Energy Plant, Inc., NSTAR
                           Communications, Inc., Boston Edison Company, Cambridge
                           Electric Light Company, Canal Electric Company,
                           Commonwealth Electric Company, COM/Energy Marketing,
                           Inc., Commonwealth Gas Company, Coneco Corporation,
                           Energy Investment Services, Inc., Harbor Electric Energy
                           Company, Hopkinton LNG Corp., COM/Energy Steam Company,
                           COM/Energy Resources, Inc., Boston Energy Technology
                           Group, Inc., Boston Edison Services, Inc., NSTAR
                           Communications Securities Corporation, NSTAR Services
                           Corporation, COM/Energy Services Company, and BEC
                           Funding LLC.

Michael P. Sullivan        Vice President, Secretary/Clerk and                           52
                           General Counsel

                           Vice President, Secretary/Clerk and General
                           Counsel, NSTAR (since 1999); formerly Vice
                           President, Secretary and General Counsel,
                           Commonwealth Energy System and all of its subsidiaries

                           Vice President, Secretary/Clerk and General Counsel of
                           BEC Energy, Commonwealth Energy System, Advanced Energy
                           Systems, Inc., Advanced Energy Systems Management
                           Company, Inc.  Medical Area Total Energy Plant, Inc.,
                           NSTAR Communications, Inc., Boston Edison Company,
                           Cambridge Electric Light Company, Canal Electric
                           Company, Commonwealth Electric Company, COM/Energy
                           Marketing, Inc., COM/Energy Acushnet Realty, COM/Energy
                           Cambridge Realty, COM/Energy Freetown Realty, COM/Energy
                           Research Park Realty, Darvel Realty Trust, Commonwealth
                           Gas Company, Coneco Corporation, Energy Investment
                           Services, Inc., Harbor Electric Energy Company,
                           Hopkinton LNG Corp., COM/Energy Steam Company,
                           COM/Energy Resources, Inc., Boston Energy Technology
                           Group, Inc., Boston Edison Services, Inc., NSTAR
                           Communications Securities Corporation, NSTAR Services
                           Corporation, COM/Energy Services Company, and BEC
                           Funding LLC.

Robert J. Weafer Jr.       Vice President, Controller and Chief                          53
                           Accounting Officer

                           Vice President, Controller and Chief
                           Accounting Officer, NSTAR (since 1999), BEC
                           Energy (since 1998) and Boston Edison
                           Company (since 1991)

                           Vice President, Controller and Chief Accounting Officer
                           of Commonwealth Energy System, Advanced Energy Systems,
                           Inc., Advanced Energy Systems Management Company, Inc.,
                           Medical Area Total Energy Plant, Inc.,  NSTAR
                           Communications, Inc., Cambridge Electric Light Company,
                           Canal Electric Company, Commonwealth Electric Company,
                           COM/Energy Marketing, Inc., COM/Energy Acushnet Realty,
                           COM/Energy Cambridge Realty, COM/Energy Freetown Realty,
                           COM/Energy Research Park Realty, Darvel Realty Trust,
                           Commonwealth Gas Company, Coneco Corporation, Energy
                           Investment Services, Inc., Harbor Electric Energy
                           Company, Hopkinton LNG Corp., COM/Energy Steam Company,
                           COM/Energy

                           Resources, Inc., Boston Energy Technology
                           Group, Inc., Boston Edison Services, Inc., NSTAR
                           Communications Securities Corporation, NSTAR Services
                           Corporation, COM/Energy Services Company, and BEC
                           Funding LLC.

                                   Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

(a) Market Information

NSTAR's common shares are listed on the New York and Boston Stock Exchanges.

The high and low market value per common share as reported in the Wall
Street Journal for each of the quarters in 1999 and 1998 was as follows. (Prior to September 1999, the information listed refers to BEC Energy common shares and prior to May 1998, the information listed refers to Boston Edison Company common stock.)

                              1999                             1998
--------------------------------------------------------------------------------
                         High        Low                  High       Low
--------------------------------------------------------------------------------
First quarter          $41 3/16    $36 7/16            $41 15/16   $35 1/16
Second quarter         $44 5/8     $37 3/16            $42  5/8    $38 7/8
Third quarter          $43 5/16    $36 3/4             $44  5/16   $37 3/4
Fourth quarter         $42 3/8     $36 5/8             $44 15/16   $39 5/8
================================================================================

(b) Holders

As of March 29, 2000, there were 35,395 holders of NSTAR common shares.

(c) Dividends

Dividends declared per common share for each of the quarters in 1999 and 1998 were as follows. (Prior to September 1999, the information listed refers to BEC Energy common shares and prior to May 1998, the information listed refers to Boston Edison Company common stock.)

                                    1999               1998
-----------------------------------------------------------
First quarter                     $0.485             $0.470
Second quarter                    $0.485             $0.470
Third quarter                     $0.485             $0.470
Fourth quarter                    $0.500             $0.485
===========================================================

Item 6.  Selected Financial Data

The following table summarizes five years of selected consolidated financial data (in thousands, except per share data). Prior to September 1999, the information below refers to BEC Energy.

                  1999         1998         1997         1996        1995
---------------------------------------------------------------------------
Operating
 revenues      $1,851,427   $1,622,515   $1,778,531   $1,668,856   $1,628,503

Net income     $  146,463   $  141,046   $  144,642   $  141,546   $  112,310

Earnings per
 share of
 common
 stock:
  Basic        $     2.77   $     2.76   $     2.71   $     2.61   $  2.08(a)
  Diluted      $     2.76   $     2.75   $     2.71   $     2.61   $  2.08(a)

Total
 assets        $5,482,888   $3,204,036   $3,622,347   $3,729,291   $3,637,170

Long-term
 debt          $  986,843   $  955,563   $1,057,076   $1,058,644   $1,160,223

Transition
 property
 securitization
 certificates  $  646,559   $        0   $        0   $        0   $        0

Redeemable
 preferred
 stock         $   92,279   $   92,040   $  163,093   $  203,419   $  206,514

Cash
 dividends
 declared
 per common
 share         $    1.955   $    1.895   $    1.880   $    1.880   $    1.835
=============================================================================

(a) Includes $0.44 per share restructuring charge. Excluding the restructuring charge, 1995 earnings per share were $2.52.

Selected Consolidated Quarterly Financial Data (Unaudited)

(in thousands, except earnings per share)             Earnings         Basic
                                                     Available      Earnings
               Operating   Operating         Net    for Common   Per Average
                Revenues      Income      Income  Shareholders  Common Share(a)
--------------------------------------------------------------------------------
1999
First quarter   $371,870    $ 43,729     $ 19,562     $ 18,072         $0.38
Second quarter  $379,290    $ 58,669     $ 36,253     $ 34,763         $0.76
Third quarter   $517,151    $ 85,022     $ 68,260     $ 66,770         $1.32
Fourth quarter  $583,116    $ 76,278     $ 22,388     $ 20,898         $0.31

1998
First quarter   $394,117    $ 49,390     $ 22,859      $19,940         $0.41
Second quarter  $385,348    $ 64,945     $ 34,323     $ 31,452         $0.65
Third quarter   $479,897    $100,304     $ 75,490     $ 74,004         $1.55
Fourth quarter  $363,153    $ 28,301     $  8,374     $  6,885         $0.15

(a) Based on the weighted average number of common shares outstanding during each quarter.

Item 7 Management's Discussion and Analysis

NSTAR was created through the merger of BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999 as an exempt public utility holding company. NSTAR's utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric), Canal Electric Company (Canal Electric) and Commonwealth Gas Company (ComGas). Utility operations accounted for more than 98% of revenues in both 1999 and 1998. NSTAR's nonutility operations include telecommunications, district heating and cooling operations and liquefied natural gas services.

The electric and natural gas industries have continued to change in response to legislative, regulatory and marketplace demands for improved customer service at lower prices. These demands have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR was created to operate in this new marketplace by combining the resources of its utility subsidiaries and concentrating its activities in the transmission and distribution of energy. This is illustrated by the sale of Boston Edison's fossil generating facilities in 1998 and its nuclear generating facility in 1999. Substantially all of COM/Energy's generating facilities were sold in 1998.

Merger of BEC Energy and Commonwealth Energy System

Shareholders of BEC and COM/Energy approved the merger on June 24, 1999. Pursuant to the merger agreement, BEC shareholders received approximately 41 million shares of NSTAR while COM/Energy shareholders received approximately 20 million shares of NSTAR. In addition, BEC and COM/Energy shareholders received an aggregate amount of cash of approximately $300 million. An initial quarterly dividend rate of 48.5 cents per share of NSTAR was declared by the board of trustees ($1.94 on an annualized basis) on September 23, 1999 and paid on November 1, 1999. The quarterly dividend was increased to 50 cents per share ($2.00 on an annualized basis) on December 16, 1999.

An integral part of the merger is the rate plan that was filed by the retail utility subsidiaries of BEC and COM/Energy that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the transaction premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years. Refer to the Retail Electric Rates section of this discussion for more information.

The merger was accounted for by NSTAR as an acquisition by BEC of COM/Energy under the purchase method of accounting. Goodwill amounted to approximately $486 million, resulting in an annual amortization of goodwill of approximately $12.2 million. Costs to achieve are being amortized based on the filed estimate of $111 million over 10 years. NSTAR's retail electric utility subsidiaries will reconcile the ultimate costs to achieve with that estimate and any difference is expected to be recovered over the remainder of the amortization period. To date, a majority of costs to achieve the merger are for severance costs associated with a voluntary separation program in which approximately 700 employees elected to participate. These amounts are expected to be offset by ongoing future cost savings from streamlined operations and avoidance of costs that would have otherwise been incurred by BEC and COM/Energy.

A group of four interveners and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals.

Generating Asset Divestiture

In 1998, Boston Edison completed the sale of all of its fossil generating assets. The amount received above net book value on the sale of these assets is being returned to customers over approximately 11 years.

In 1998, prior to its merger with BEC, COM/Energy sold substantially all of its fossil generating assets. As part of an agreement with the MDTE, COM/Energy established Energy Investment Services, Inc. as the vehicle to invest the net proceeds from the sale of these assets. Both the principal amount and income earned are being used to reduce the transition costs that would otherwise be billed to customers of Cambridge Electric and ComElectric. The net proceeds have been classified as restricted cash on the accompanying Consolidated Balance Sheets.

To complete its divestiture of generating assets, Boston Edison sold the Pilgrim Nuclear Generating Station (Pilgrim) on July 13, 1999, for $81 million to Entergy Nuclear Generating Company. As part of the sale, Boston Edison transferred approximately $228 million in decommissioning funds to the purchaser. The purchaser, by contract, will assume all future liability related to the ultimate decommissioning of the plant. The difference between the total proceeds from the sale and the net book value of the Pilgrim assets plus the net amount to fully fund the decommissioning trust is included in regulatory assets on the accompanying Consolidated Balance Sheets as such amounts are collected from customers.

Securitization of Boston Edison's Transition Charge

On July 29, 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale on $725 million of electric rate reduction certificates as a public offering. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Industry Restructuring Act and authorized by the MDTE. These certificates are non-recourse to Boston Edison.

Retail Electric Rates

As a result of the Massachusetts Electric Restructuring Act, the regulated retail electric subsidiaries of NSTAR currently provide their standard offer customers service at inflation adjusted rates that are 15% lower than rates in effect prior to March 1, 1998, the retail access date.

All distribution customers must pay a transition charge as a component of their rate. The purpose of the transition charge is to allow for the collection of generation-related costs that would not be collected in the competitive energy supply market. The plant and regulatory asset balances that will be recovered through the transition charge until 2009 were approved by the MDTE.

Massachusetts Electric Restructuring Act requires regulated utilities to obtain and resell power to customers that choose not to buy energy from a competitive energy supplier. This is referred to as "standard offer service." Standard offer service will be available to customers through 2004 at prices approved by the MDTE. NSTAR is currently evaluating proposals from a number of competitive energy providers to assume full responsibility for providing customers with standard offer service through 2004. The cost of providing standard offer service, which includes purchased power costs, is recovered from customers on a fully reconciling basis. New retail customers in the NSTAR electric service territory and previously existing customers that are no longer eligible for the standard offer service and have not chosen to receive service from a competitive supplier, are on "default service." The price of default service is intended to reflect the average competitive market price for power.

Under the restructuring settlement agreement, Boston Edison's distribution business is subject to a minimum and maximum return on average common equity
(ROE). The ROE is subject to a floor of 6% and a ceiling of 11.75%. If the ROE is below 6%, Boston Edison is authorized to add a surcharge to distribution rates in order to achieve the 6% floor. If the ROE is above 11%, it is required to adjust distribution rates by an amount necessary to reduce the calculated ROE between 11% and 12.5% by 50%, and a return above 12.5% by 100%. No adjustment is made if the ROE is between 6% and 11%. This rate mechanism expires on December 31, 2000. The cost of providing transmission service to all NSTAR distribution customers is recovered on a fully reconciling basis.

Each NSTAR retail electric subsidiary filed proposed adjustments to their standard offer and transition charges with the MDTE in November 1999. The MDTE approved these proposed adjustments to be effective January 1, 2000. The MDTE continues to examine NSTAR's cost recovery mechanism.

Natural Gas Industry Restructuring and Rates

In September 1997, ComGas along with other gas utilities initiated the Massachusetts Gas Unbundling Collaborative (the Collaborative), to explore and develop generic principles to achieve the MDTE's goals of establishing choice of gas supplier for all customers (comprehensive unbundling).

In August 1998, the MDTE approved the unbundled rate settlement submitted by ComGas, followed in September with compliance rates submitted by ComGas that were consistent with a settlement agreement. These unbundled rates became effective on November 1, 1998.

In February 1999, the MDTE determined that the capacity market in Massachusetts was not yet workably competitive to allow it to remove traditional regulatory controls that were designed to ensure the reliability of gas service to customers. The MDTE further reaffirmed that the local distribution companies
(LDCs) must continue with their obligation to plan for and procure sufficient upstream capacity.

Results of Operation - 1999 versus 1998

NSTAR's energy delivery businesses continue to be subject to traditional utility accounting and rate making principles since NSTAR earns a regulated equity return on its investments in those businesses.

Due to the application of the purchase method of accounting, the results for 1999 reflect 8 months of BEC and 4 months of NSTAR. Results for 1998 only reflect BEC.

Basic and diluted earnings per common share were $2.77 and $2.76, respectively, in 1999 compared to $2.76 and $2.75, respectively, in 1998, a 0.4% increase in earnings as described below.

Operating Revenues

Operating revenues increased 14.1% from 1998 as follows:

(in thousands)
--------------------------------------------------------------------------------
Retail electric revenues                                             $ 175,708
Wholesale electric revenues                                            (33,480)
Electric short-term sales and other revenues                           (21,433)
Gas revenues                                                           108,117
--------------------------------------------------------------------------------
  Increase in operating revenues                                     $ 228,912
================================================================================

Retail electric revenues were $1,550.8 million in 1999 compared to $1,375.1 million in 1998, an increase of $175.7 million or 13%. The change in 1999 reflects an increase of $163.3 million representing 4 months of revenues from the former COM/Energy retail electric subsidiaries from the date of the merger. Without the impact of the merger, retail revenues would have been $1,387.5 million in 1999, an increase from 1998 of $12.4 million or 1%. This change reflects a 4.7% increase in retail kilowatt-hour (kWh) electric sales that is partially offset by a decrease in retail revenues reflecting the impact of the 10% reduction in retail rates mandated by the Massachusetts Electric Restructuring Law that was initially implemented in March 1998, and an additional 5% rate reduction effective September 1, 1999.

Wholesale electric revenues were $108.5 million in 1999 compared to $142 million in 1998, a decrease of $33.5 million or 24%. 1999 reflects an increase of $6.1 million representing 4 months of revenues from the former COM/Energy subsidiaries from the date of the merger. Without the impact of the merger, wholesale revenues would have been $102.4 million, a decrease from 1998 of $39.6 million or 28%. This decrease in wholesale revenues reflects a $37 million decrease in sales to Pilgrim contract customers due to the scheduled 1999 refueling and maintenance outage and subsequent sale of the Pilgrim station in July 1999.

Total electric short-term sales and other revenues were $84 million in 1999 compared to $105.4 million in 1998, a decrease of $21.4 million or 20%. 1999 reflects an increase of $31.4 million representing 4 months of revenues from the former COM/Energy subsidiaries from the date of the merger. Without the impact of the merger, short-term and other revenues would have been $52.6 million in 1999, a decrease from 1998 of $52.8 million or 50%. The decrease reflects $20 million of revenue received in 1998 as a result of support of standard offer service by Boston Edison's fossil generating stations prior to divestiture. The decline in short-term sales amounting to $35 million is consistent with the decrease in short-term kWh sales. Under agreements with Select Energy, a subsidiary of Northeast Utilities, NSTAR's retail electric subsidiaries are only purchasing enough power to meet obligations to their retail and wholesale customers. NSTAR has no excess power supply to sell into the New England Power Pool.

Gas revenues were $108.1 million in 1999 representing 4 months of revenues from ComGas from the date of the merger.

Operating Expenses

Fuel, purchased power and cost of gas sold expense was $794.7 million in 1999 compared to $567.8 million in 1998, an increase of $226.9 million or 40%. 1999 reflects an increase of $151.2 million representing 4 months of expenses from the former COM/Energy subsidiaries from the date of the merger. Without the impact of the merger, fuel, purchased power and cost of gas sold would have been $643.5 million in 1999, an increase from 1998 of $75.7 million or 13%. Purchased power expense increased $91 million reflecting the increase in Boston Edison's purchased power requirements in the absence of its fossil generating units and the 1999 Pilgrim refueling outage and sale. NSTAR's retail electric companies adjust their electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Boston Edison's fuel and purchased power expense reflects a reduction of $56 million in 1999 and $128 million in 1998 related to these rate recovery mechanisms. Due to rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no impact on earnings. The fuel expense related to Boston Edison's fossil generation units decreased $66 million reflecting the divestiture of those units in May 1999. Fuel expense related to Pilgrim decreased $17 million due to the 1999 refueling outage and the sale of the plant in July 1999.

Operations and maintenance expense was $353.8 million in 1999 compared to $382.4 million in 1998, a decrease of $28.6 million or 7%. 1999 reflects an increase of $73.7 million representing 4 months of expenses from the former COM/Energy subsidiaries from the date of the merger. Without the impact of the merger, operations and maintenance expense would have been $280.1 million in 1999, a decrease from 1998 of $102.3 million or 27%. This reflects a decrease of $70 million of nuclear power production expenses due to the deferral of costs related to the 1999 refueling outage and the ultimate sale of the Pilgrim plant in July 1999, and a decrease of $22 million in fossil-fuel related power production expenses due to the fossil generation divestiture in May 1998. In addition, 1999 reflects a decrease of $9 million in expenses reflecting the discontinued operations of two unregulated subsidiaries.

Depreciation and amortization expense was $210.3 million in 1999 compared to $195.6 million in 1998, an increase of $14.7 million or 8%. 1999 reflects an increase of $18.7 million representing 4 months of expenses from the former COM/Energy subsidiaries from the date of the merger. Without this impact, depreciation and amortization would have been $191.6 million in 1999, a decrease from 1998 of $4 million or 2%. This decrease reflects amortization of the gain on the sale of the fossil plants that began in June 1998. These decreases are partially offset by an increase of $8 million resulting from the amortization of goodwill and costs to achieve related to the merger and an increase of $11 million reflecting a reduction in the carrying amount of nonutility property.

Demand side management (DSM) and renewable energy programs expense was $63.4 million in 1999 compared to $51.8 million in 1998, an increase of $11.6 million or 22%. 1999 reflects an increase of $6 million representing 4 months of expenses from the former COM/Energy subsidiaries from the date of the merger. Without the impact of the merger, DSM and renewable energy programs expense would have been $57.4 million, an increase from 1998 of $5.6 million or 11%. In accordance with legislative and regulatory directives, these costs are collected from customers on a fully reconciling basis.

Property and other taxes were $77.8 million in 1999 compared to $84.1 million in 1998, a decrease of $6.3 million or 7%. 1999 reflects an increase of $8.9 million representing 4 months of expenses from the former COM/Energy subsidiaries from the date of the merger. Without the impact of the merger, property and other taxes would have been $68.9 million, a decrease from 1998 of $15.2 million or 18%. This decrease reflects a lower municipal property taxes resulting from the divesture of the fossil and nuclear generating facilities.

Other Income (Expense), net

Other income, net of tax was $9 million in 1999 compared to other expense, net of $11.8 million in 1998, a net increase in income of $20.8 million. Prior to the consideration of tax benefits, other expense was $18.6 million in 1999 compared to $35.9 million in 1998. 1999 reflects an increase of $1.4 million reflecting 4 months of expense from the former COM/Energy subsidiaries from the date of the merger. Without the impact of the merger, other expense would have been $17.2 million in 1999. NSTAR's equity loss in the RCN joint venture was $16.2 million in 1999 compared to its total equity losses from both the RCN and EnergyVision joint ventures in 1998 of $19.7 million. 1999 reflects $7 million of non-recoverable expenses related to the

Pilgrim plant divestiture. 1998 reflects $23.2 million of costs related to the fossil plants divestiture. 1998 also reflects an additional $3.5 million of costs related to discontinued operations of a Boston Energy Technology Group
(BETG) subsidiary, Coneco Corporation, and $2.6 million of costs associated with opposition to the referendum that sought to repeal the Massachusetts Electric Restructuring Act. These amounts are offset by $5.6 million of interest income in 1999 compared to $7.6 million in 1998, a decrease of $2 million reflecting the higher level of cash on hand in 1998 as a result of the proceeds from the fossil plant divestiture. Other miscellaneous income was $0.4 million in 1999 compared to $5.5 million in 1998. Income tax benefits related to other income/expense was $27.6 million in 1999 and $24.1 million in 1998. The income tax benefit includes $20.8 million in 1999 and $10.9 million in 1998 related to the recognition of previously deferred investment tax credits associated with the Pilgrim nuclear plant divested in 1999 and the fossil generating stations divested in 1998.

Interest Charges

Interest on long-term debt and transition property securitization certificates was $104.6 million in 1999 compared to $83 million in 1998, an increase of $21.6 million or 26%. 1999 reflects an increase of $13 million representing 4 months of expenses from the former COM/Energy subsidiaries from the date of the merger. Without the impact of the merger, interest on long-term debt and transition property securitization certificates was $91.6 million in 1999, an increase from 1998 of $8.6 million or 10%. The increase reflects approximately $20 million related to securitization. This increase is partially offset by a reduction of approximately $6 million due to the retirement of $19 million of 7.80% debentures due March 15, 2023, $66 million, of 9.875% debentures and $91 million, of 9.375% debentures during the third quarter of 1999. The increase is additionally offset by reductions of approximately $2 million due to the maturity of $100 million, 5.95% debentures in March 1998 and the cessation of amortization of the associated discounts and premiums, as well as, a reduction of approximately $3 million due to the redemption of a $100 million 6.662% bank loan in June 1998.

Interest on short-term and other debt was $23.8 million in 1999 compared to $8.8 million in 1998, an increase of $15 million or 170%. 1999 reflects an increase of $9.2 million representing 4 months of expenses from the former COM/Energy subsidiaries from the date of the merger. The remaining increase primarily reflects increased borrowings from the revolving line of credit agreements to finance shares repurchased in connection with the merger, the common share repurchase program and investments in unregulated subsidiaries.

Preferred dividends of a subsidiary were $6 million in 1999 compared to $8.8 million in 1998, a decrease of $2.8 million or 32%. The decrease is due to the redemption of 400,000 shares of 7.75% series cumulative preferred stock and the remaining 320,000 shares of 7.27% series in July 1998. All of COM/Energy's preferred stock was redeemed prior to the merger.

1998 versus 1997

Basic and diluted earnings per common share were $2.76 and $2.75, respectively, in 1998 compared to $2.71 and $2.71, respectively, in 1997, a 1.8% increase in basic earnings as described below. Results of 1998 and 1997 only reflect BEC.

Operating Revenues

Operating revenues decreased 8.8% from 1997 as follows:

(in thousands)
--------------------------------------------------------------------------------
Retail revenues                                                       $(148,272)
Wholesale revenues                                                       (3,721)
Electric short-term sales and other revenues                             (4,023)
--------------------------------------------------------------------------------
  Decrease in operating revenues                                      $(156,016)
================================================================================

Retail revenues were $1,375.1 million in 1998 compared to $1,523.4 million in 1997, a decrease of $148.3 million or 10%. Retail revenues reflected the impact of the mandated 10% retail rate reduction. A 2% increase in retail kWh sales in 1998 partially offset the impact of the rate reduction. Retail revenues also reflected a decrease due to the timing effect of fuel and purchased power cost recovery. Prior to its cessation as of March 1, 1998, the fuel clause charge was lower than the prior year as the 1997 charge reflected the recovery of substantial prior year under-collections. Fuel clause revenues were offset by fuel and purchased power expenses and, therefore, had no net effect on earnings.

Short-term sales and other revenues were $105.4 million in 1998 compared to $109.4 million in 1997, a decrease of $4 million or 4%. Boston Edison experienced a $20 million decrease in short-term power sales revenues consistent with an 11% reduction in short-term kWh sales, primarily as a result of the expiration of certain short-term sales contracts. The decrease had no net impact on earnings as it was offset by a corresponding decrease in fuel and purchased power expenses. Additional decreases included a $2 million decrease from Boston Edison's Harbor Electric Energy Company subsidiary and a $2 million decrease from BETG. These decreases were partially offset by the recognition of $20 million of revenue related to the support of standard offer service provided by Boston Edison's fossil generating units prior to divestiture.

Operating Expenses

Fuel and purchased power expense was $567.8 million in 1998 compared to $679.1 million in 1997, a decrease of $111.3 million or 16%. Fuel expense related to fossil generation units decreased approximately $161 million. This decrease reflected the divestiture of those units in May 1998. Purchased power expense increased approximately $94 million, an increase of 26%. This increase reflected Boston Edison's purchased power requirements in the absence of its fossil generating units. Prior to the retail access date, the fuel and purchased power clause component of its electric rates allowed Boston Edison to adjust its rates to fully collect fuel and purchased power costs. Since the retail access date, Boston Edison adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Boston Edison's fuel and purchased power expense reflects a reduction of $7 million in 1998 and an increase of $37 million in 1997 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no net impact on earnings.

Operations and maintenance expense was $382.4 million in 1998 compared to $423 million in 1997, a decrease of $40.6 million or 10%. The most significant component of this decrease was a $28 million decrease in power production expenses primarily due to the fossil plant divestiture in May 1998. Employee benefit expenses decreased by approximately $24 million due to lower pension and other postretirement benefit costs. These favorable impacts were partially offset by a $4 million increase in general and administrative expenses primarily due to spending related to electric industry restructuring and the year 2000 computer issue and a $7 million increase in expenses related to parent company costs and unregulated ventures.

Depreciation and amortization expense was $195.6 million in 1998 compared to $189.5 million in 1997, an increase of $6.1 million or 3%. Depreciation on distribution utility plant increased approximately $10 million, as Boston Edison was required to increase this depreciation under the terms of its settlement agreement. This increase was partially offset by an $8.7 million nonrecurring charge recorded in 1997 to reflect the removal of specific nuclear-related intangible assets from the Consolidated Balance Sheets. These intangible assets related to costs incurred for plant design and safety studies and were superceded by updated studies.

DSM and renewable energy programs expense was $51.8 million in 1998 compared to $29.8 million in 1997, an increase of $22 million or 74%. This higher expense reflects an increase in the required spending for DSM programs in 1998. In addition, the renewable energy programs expense of $8 million in 1998 was the result of a new state mandate for the funding of renewable energy that became effective March 1, 1998. These costs are collected from customers on a fully reconciling basis.

Property and other taxes were $84.1 million in 1998 compared to $106.4 million in 1997, a decrease of $22.3 million or 21%. The decrease was due to a reduction in municipal property taxes resulting from the divestiture of the fossil plants assets.

Operating income taxes were $97.8 million in 1998 compared to $93.7 million in 1997, an increase of $4.1 million or 4%. The increase in operating income taxes was primarily the result of a $4 million reduction in investment tax credit amortization due to the divestiture of the fossil generating assets and non-deductible expenses incurred at BETG.

Other Income (Expense), net

Other expense, net of tax was $11.8 million in 1998 compared to $6.4 million in 1997, an increase of $5.4 million or 84%. Prior to the consideration of tax benefits, other expenses were $35.9 million in 1998 compared to $17.7 million in 1997, an increase of $18.2 million. BETG's equity losses in the RCN and EnergyVision joint ventures were $19.7 million in 1998 compared to $9.2 million in 1997. The $10.5 million increase was primarily due to RCN which began operations in the second quarter of 1997. 1998 also reflects $23.2 million of costs related to the fossil divestiture that is offset by the recognition of investment tax credits disclosed below, $3.5 million related to discontinued operations of BETG's subsidiary, Coneco Corporation and $2.6 million of costs associated with the referendum that sought to repeal the Massachusetts Electric Restructuring Act. These negative amounts are offset in 1998 by $7.6 million of interest income due to levels of cash on hand as a result of the proceeds from the fossil plant divestiture. In addition, 1997 results reflect a charge of $12.9 million from a nuclear asset impairment. Offsetting the negative impacts in 1997 was $5 million of interest income received related to the favorable outcome of an IRS audit. Other miscellaneous income was $5.5 million in 1998 and other miscellaneous expense was $0.6 million in 1997. Income tax benefits related to other expenses were $24.1 million in 1998 and $11.3 million in 1997. The 1998 income tax benefit included $10.9 million related to the recognition of previously deferred investment tax credits associated with the fossil generating stations.

Interest Charges

Interest charges on long-term debt were $83 million in 1998 compared to $92.5 million in 1997, a decrease of $9.5 million or 10%. The decrease reflects $6 million due to the maturing of $100 million of 5.95% debentures in March 1998 and the cessation of amortization of the associated redemption premiums as well as, $2 million due to the redemption of a $100 million, 6.662% bank loan in June 1998.

Short-term interest charges were $8.8 million in 1998 compared to $14.6 million in 1997, a decrease of $5.8 million or 40%. Approximately $7 million of the decrease is due to the redemption of Boston Edison's outstanding short-term debt with proceeds from the fossil divestiture. This was partially offset by $1 million in interest charges from BEC's line of credit entered into in 1998.

Preferred Stock Dividends

Preferred stock dividends were $8.8 million in 1998 compared to $13.1 million in 1997, a decrease of $4.3 million or 33%. Preferred stock dividends decreased $1 million as a result of Boston Edison's redemption of 40,000 shares of 7.27% series cumulative preferred stock in May 1998 and 1997 and the remaining 320,000 shares in July 1998. An additional $3 million decrease was due to the redemption of 400,000 shares of 7.75% series cumulative preferred stock in July 1998 and 400,000 shares of 8.25% series in June 1997.

Retail Electric Sales and Revenues

Retail kWh sales increased 18% in 1999. This increase includes an increase of 12% representing 4 months of former COM/Energy subsidiaries from the date of the merger. Without the impact of the merger, 1999 kWh sales would have increased 5% from 1998. This increase in retail kWh sales is primarily due to weather conditions that favored electric sales as well as a continued strong local economy and an increase in the average number of customers. The commercial sector represents approximately 50% of electric operating revenues. The commercial sales increase reflects a 2% increase in the Massachusetts employment rate and increased hotel occupancy rates in the Boston area.

Total kWh sales increased 2.3% in 1998. The 2% increase in 1998 retail kWh sales was primarily due to the positive impact of a continued strong local economy on commercial customers. The Boston area commercial office vacancy rate was at a 17 year low. In addition, the Massachusetts employment rate increased 2.8% over 1997. These positive impacts associated with the economic conditions along with warmer than normal summer weather was partially offset by the mild winter weather conditions in the first quarter of 1998.

Gas Sales and Revenue

ComGas generates revenues primarily through the sale and transportation of natural gas. Gas sales are divided into two categories; firm, whereby ComGas must supply gas or gas transportation services to customers on demand; and interruptible, whereby ComGas may, generally during colder months, temporarily discontinue service to high volume commercial and industrial customers. Sales of gas to interruptible customers do not materially affect ComGas' operating income because substantially all margin on such sales is returned to its firm customers.

ComGas' tariffs include a seasonal Cost of Gas Adjustment Clause (CGAC) and a Local Distribution Adjustment Clause (LDAC) that provide for the recovery, from firm customers or default service customers, of certain costs previously recovered through base rates. The CGAC provides for rates that must be approved semi-annually by the MDTE. The LDAC provides for rates that require annual approval.

ComGas' sales are positively impacted by colder weather because the majority of customers use natural gas for space heating purposes.

Of ComGas' 1999 firm gas unit sales, 64.1% was sold to residential customers, 27.4% to commercial customers, 4.2% to industrial customers and 4.3% to other customers.

Liquidity and Capital Resources

During 1999, 1998 and 1997 internal generation of cash provided 174%, 97% and 211%, respectively, of plant expenditures. Internally generated funds consist of cash flows from operating activities, adjusted to exclude changes in working capital and the payment of dividends. NSTAR companies supplement internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings.

The capital spending level forecasted for 2000 is $347 million, which includes amounts for utility plant and the capital requirements of nonutility ventures. The capital spending level over the next four years is forecasted to be approximately $673 million. In addition to capital expenditures, long-term debt principal (including securitized debt) and preferred stock payment requirements will be approximately $251 million in 2000, $123 million in 2001, $109 million in 2002, $241 million in 2003 and $79 million in 2004.

In February 2000, NSTAR issued $300 million of long-term debt that was used to reduce short-term borrowings. NSTAR has a $450 million revolving credit agreement with a group of banks effective through November 2002. As of December 31, 1999, $350 million of short-term debt was outstanding under this credit agreement. The purpose of this agreement is to provide financing for general corporate purposes, to fund the common share repurchase program and for funding NSTAR's unregulated subsidiary ventures.

In April 1998, Boston Edison announced a common share repurchase program under which it would repurchase up to four million of its common shares. NSTAR assumed this program effective as of the merger date. In October 1999, this program was completed by NSTAR. Four million shares were repurchased at a total cost of approximately $157 million. NSTAR subsequently announced a new $300 million common share repurchase program. Under both programs, shares are repurchased through open market, block or privately-negotiated transactions, or a combination. The timing and actual number of shares repurchased will be impacted by market conditions.

Boston Edison has authority from the Federal Energy Regulatory Commission (FERC) to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks that serve as backup to Boston Edison's $200 million commercial paper program. Boston Edison had no short-term debt outstanding as of December 31, 1999.

The former subsidiaries of COM/Energy have $147 million available under several lines of credit. Approximately $108 million was outstanding under these lines of credit as of December 31, 1999.

In July 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary (SPS) of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale on $725 million of electric rate reduction certificates to the public. The certificates held by BEC Funding are secured by a portion of the transition charge assessed to Boston Edison's retail customers as permitted under the Massachusetts Electric Restructuring Act and authorized by the MDTE. The certificates were issued in five separate classes with variable payment periods ranging from approximately one to ten years and bearing fixed interest rates ranging from 5.99% to 7.03%. The certificates are non-recourse to Boston Edison. Net proceeds ($719 million received by Boston Edison from BEC Funding) were utilized to finance a portion of the stranded costs that are being collected from customers under Boston Edison's restructuring settlement agreement. Boston Edison will collect a portion of the transition charge on behalf of BEC Funding and remit the proceeds to the SPS. Boston Edison used a portion of the proceeds received from the financing to fund a portion of the nuclear decommissioning fund transferred to Entergy Nuclear Generating Company as part of the sale of the Pilgrim generating station. Boston Edison used the remaining proceeds to reduce capitalization and for general corporate purposes.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

Refer to the Consolidated Financial Statements for more information regarding the NSTAR companies' current financing activities.

Year 2000

NSTAR's mission critical systems and other important business systems were considered ready for the year 2000 prior to December 31, 1999. The North American Electric Reliability Council defined mission critical systems as those whose mis-operation could result in loss of electric generation, transmission or load interruption. To date, NSTAR has not experienced any significant year 2000 problems. NSTAR will continue to monitor systems in order to address any potential continuing risk of non-compliant internal business software, internal non-business software and embedded chip technology and external noncompliance of third parties.

Under its year 2000 program NSTAR inventoried mission critical systems that were date-sensitive and that used embedded technology such as micro-controllers or microprocessors. Approximately 27% and 20% of BEC's and COM/Energy's systems, respectively, required modification or replacement.

NSTAR also inventoried important business systems that were date-sensitive and determined that approximately one-third of BEC's systems and approximately 90% of COM/Energy's systems needed modification or replacement. Plans were developed and implemented to correct and test all affected systems, with priorities based on the importance of the supported activity. As systems were remediated, they were tested for operational and year 2000 readiness in their own environment. After implementation, the systems were then tested for their integration and compatibility with other interactive systems.

In addition, all non-critical internal productivity systems were inventoried and assessed as part of the year 2000 program. Approximately one-third of BEC's systems and approximately 90% of COM/Energy's systems required modification or replacement. All of these systems were declared ready by September 30, 1999.

Costs incurred to upgrade or remediate systems have been expensed as incurred. In addition, a decision was made to replace some of the less efficient centralized business systems. Systems replacement costs are being capitalized and amortized over future periods. NSTAR has expended a total of approximately $39 million on this project through December 31, 1999.

In addition to its internal efforts, BEC and COM/Energy initiated formal communications with their significant suppliers, service providers and other vendors to determine the extent to which they may be vulnerable to these parties' failure to correct their own year 2000 issues. To date, NSTAR has not experienced any significant year 2000 problems associated with its reliance on third parties.

NSTAR's year 2000 program included contingency plans. If required, these plans were intended to address both internal risks as well as potential external risks related to vendors, customers and energy suppliers. Plans were developed in conjunction with available national and regional guidance and were based on system emergency plans that were developed and successfully tested over the past several years. Included within its contingency plans were procedures for the procurement of short-term power supplies and emergency distribution system restoration procedures. In the event that a problem arises in 2000
(or beyond), these contingency plans would become effective in order to remediate the problem.

Joint Venture with RCN Telecom Services, Inc. of Massachusetts

In 1997 BETG, a subsidiary of NSTAR, entered into a joint venture agreement with RCN Telecom Services, Inc. of Massachusetts (RCN) establishing a limited liability company (LLC) to compete directly with local and long-distance telephone, video and internet access companies for telecommunications-related services.

BETG is responsible under the original joint venture agreement for 49% of the capital requirements of the LLC, while RCN is responsible for 51% and maintains the day-to-day management. BETG follows the equity method of accounting for its interest in the LLC. As part of the joint venture agreement, BETG has the option to exchange portions of its joint venture interest for shares of RCN common stock. In January 1998, BETG exercised its option to convert a portion of its interest at a cost of $11 million. As a result of the conversion, BETG received approximately 1.1 million shares of RCN common stock during the first quarter of 1999. In May 1999, BETG exercised its option to convert an additional portion of its interest with a book value of approximately $90 million for additional RCN common stock. On January 24, 2000, BETG received notification that it would receive approximately 3 million shares of RCN common stock as a result of this latest conversion. To date, BETG has converted a portion of its joint venture interest with a book value of approximately $101 million in return for approximately 4.1 million RCN common shares with a fair value of approximately $270 million (based on the January 24, 2000 closing price).

Other Matters

Environmental

Various subsidiaries of NSTAR are involved in approximately 30 properties where oil or other hazardous materials were spilled or released. As such, the companies are required to clean up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. NSTAR subsidiaries also face possible liability as a potentially responsible party (PRP) in the cleanup of six multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. NSTAR currently expects to have only a small percentage of the total potential liability for these sites. Through December 31, 1999, NSTAR had approximately $6.6 million accrued on its Consolidated Balance Sheets related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on preliminary assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

Uncertainties continue to exist with respect to the disposal of both spent nuclear fuel and low-level radioactive waste resulting from the operation of nuclear generating facilities. The United States Department of Energy (DOE) is responsible for the ultimate disposal of spent nuclear fuel. However, uncertainties regarding the DOE's schedule of acceptance of spent fuel for disposal continue to exist. Under the purchase and sale agreement with Entergy, the buyer will assume full liability and responsibility for decommissioning and waste disposal at Pilgrim Station.

Public concern continues regarding electromagnetic fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. Such concerns have included the possibility of adverse health effects caused by EMF as well as perceived effects on property values. NSTAR continues to support research into the subject and participates in the funding of industry-sponsored studies. It is aware that public concern regarding EMF in some cases has resulted in litigation, in opposition to existing or proposed facilities in proceedings before regulators or in requests for legislation or regulatory standards concerning EMF levels. It has addressed issues relative to EMF in various legal and regulatory proceedings and in discussions with customers and other concerned persons; however, to date it has not been significantly affected by these developments. NSTAR continues to monitor all aspects of the EMF issue.

ComGas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether ComGas may be responsible for remedial action. As of December 31, 1999, ComGas has recorded a liability and corresponding regulatory asset amounting to $2.2 million as an estimate for site cleanup costs for several MGP sites for which ComGas was previously cited. The MDTE has approved recovery of costs associated with MGP sites.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. NSTAR is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of NSTAR's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on NSTAR's financial position or results of operations for a reporting period.

Industry and corporate restructuring legal proceedings

The MDTE order approving the Boston Edison settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court. One settlement agreement appeal remains pending. However, there has to date been no briefing, hearing or other action taken with respect to this proceeding.

In addition, along with other Massachusetts investor-owned utilities, NSTAR subsidiaries have been named as defendants in a class action suit seeking to declare certain provisions of the Massachusetts electric industry restructuring legislation unconstitutional.

Management is currently unable to determine the outcome of these outstanding proceedings; however, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Regulatory proceedings

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order that permitted the formation of BETG and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearings were completed in 1999.

Management is currently unable to determine the outcome of these proceedings. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Other litigation

In October 1998, the town of Plymouth, Massachusetts, the site of Pilgrim Station, filed suit against Boston Edison. The town claimed that Boston Edison had wrongfully failed to execute an agreement with the town for payments in addition to taxes due to the town under the Massachusetts Electric Restructuring Act. Boston Edison and the town settled the suit by agreeing on a 15-year $141 million property tax package in March 1999. Payments in each of the first four years are approximately $15 million after which payments gradually decline. All payments under this agreement will be recovered from customers through the transition charge.

In the normal course of its business NSTAR and its subsidiaries are also involved in certain other legal matters. Management is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period.

Employees

As of December 31, 1999, NSTAR's subsidiaries had approximately 3,400 full-time employees, including approximately 2,300 (68%) employees represented by various collective bargaining units covered by separate contracts. The contracts with two union locals, representing approximately 1,300 employees of the Utility Workers Union of America, AFL-CIO, terminate on May 15, 2000. Other collective bargaining units' contracts expire at various dates through April 2003. Management believes it has satisfactory employee relations.

Interest rate risk

NSTAR is exposed to changes in interest rates. Carrying amounts and fair values of mandatory redeemable cumulative preferred stock, and indebtedness (excluding notes payable) as of December 31, 1999, was as follows:


                                                                    Weighted
                                     Carrying         Fair           Average
(in thousands)                         Amount         Value     Interest Rate
--------------------------------------------------------------------------------
Mandatory redeemable cumulative
  preferred stock                    $ 49,279     $   52,250           8.0%
Indebtedness                        1,854,794     $1,842,373           7.25%

New Accounting Principles

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value, SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of FASB Statement No 133", is Effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for calendar year companies). Initial application shall be as of the beginning of an entity's fiscal quarter.

NSTAR will adopt SFAS 133 as of January 1, 2001. The impact of adoption cannot be currently estimated and will be dependent upon the value, nature and purpose of the derivative instruments held, if any, as of January 1, 2001.

Safe harbor cautionary statement

NSTAR occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission (SEC), press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

The preceding sections include certain forward-looking statements about operating results, year 2000 and environmental and legal issues.

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

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

Although NSTAR has material commodity purchase contracts and financial instruments (debt), these instruments are not subject market risk. NSTAR's electric and gas distribution subsidiaries have rate making mechanisms which allow for the recovery of fuel costs from customers. The fuel adjustment mechanisms allow NSTAR's subsidiaries to pass all costs related to the purchase of commodities to the customer, thereby insulating NSTAR from market risk.

Similarly, any change in the fair market value of NSTAR's prudently incurred debt obligations realized by NSTAR would be borne by customers through future rates.

Item 8.  Financial Statements and Supplementary Financial Information

Consolidated Statements of Income
                                                       years ended December 31,
(in thousands, except earnings per share)           1999          1998          1997
-------------------------------------------------------------------------------------
Operating revenues                            $1,851,427    $1,622,515    $1,778,531
-------------------------------------------------------------------------------------

Operating expenses:
     Fuel, purchased power                       794,748       567,806       679,131
      and cost of gas sold
     Operations and maintenance                  353,768       382,434       423,040
     Depreciation and amortization               210,306       195,607       189,489
     Demand side management and
      renewable energy programs                   63,425        51,839        29,790
     Taxes-property and other                     77,761        84,091       106,428
     Income taxes                                 87,721        97,798        93,709
-------------------------------------------------------------------------------------
       Total operating expenses                1,587,729     1,379,575     1,521,587
-------------------------------------------------------------------------------------

Operating income                                 263,698       242,940       256,944

Other income (expense), net                        8,965       (11,811)       (6,392)
-------------------------------------------------------------------------------------
Operating and other income                       272,663       231,129       250,552
-------------------------------------------------------------------------------------

Interest charges:
     Long-term debt                               84,196        82,951        92,489
     Transition property securitization
       certificates                               20,408             0             0
     Other                                        23,760         8,800        14,610
     Allowance for borrowed funds used
      during construction (AFUDC)                 (2,164)       (1,668)       (1,189)
-------------------------------------------------------------------------------------
      Total interest charges                     126,200        90,083       105,910
-------------------------------------------------------------------------------------

Net income                                       146,463       141,046       144,642

Preferred stock dividends of subsidiary            5,960         8,765        13,149
-------------------------------------------------------------------------------------

Earnings available for common
 shareholders                                 $  140,503    $  132,281    $  131,493
=====================================================================================

Weighted average common shares outstanding:
     Basic                                        50,796        47,973        48,515
     Diluted                                      50,921        48,149        48,562

Earnings per common share:
     Basic                                    $     2.77    $     2.76    $     2.71
     Diluted                                  $     2.76    $     2.75    $     2.71

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income
                                                      years ended December 31,
(in thousands)                                      1999          1998          1997
-------------------------------------------------------------------------------------
Net income                                    $  146,463    $  141,046    $  144,642
Other comprehensive income, net:
  Unrealized gain on investments                  20,115             0             0
Comprehensive income                          $  166,578    $  141,046    $  144,642
=====================================================================================

Consolidated Statements of Retained Earnings
                                                     years ended December 31,
(in thousands)                                      1999          1998          1997
------------------------------------------------------------------------------------
Balance at the beginning of the year          $  360,509    $  328,802    $  292,191
     Net income                                  146,463       141,046       144,642
------------------------------------------------------------------------------------
     Subtotal                                    506,972       469,848       436,833
------------------------------------------------------------------------------------
Dividends declared:
     Common shares                               103,099        90,610        91,208
     Preferred stock                               5,960         8,765        13,149
------------------------------------------------------------------------------------
     Subtotal                                    109,059        99,375       104,357
------------------------------------------------------------------------------------
Provision for preferred stock
 redemption and issuance costs (a)                   239         7,833         3,674
Common share repurchase program                    7,685         2,131             0
------------------------------------------------------------------------------------
Balance at the end of the year                $  389,989    $  360,509    $  328,802
====================================================================================

(a)  Refer to Note A. to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
                                                                                                     December 31,
(in thousands)                                                           1999                                1998
-----------------------------------------------------------------------------------------------------------------
Assets
Utility plant in service, at
 original cost                                   $3,787,295                          $2,720,681
  Less: accumulated depreciation                  1,303,893        $2,483,402           926,020        $1,794,661
-----------------------------------------------------------------------------------------------------------------
Construction work in progress                                          67,217                              40,965
-----------------------------------------------------------------------------------------------------------------
  Net utility plant                                                 2,550,619                           1,835,626
Nonutility property                                                   115,270                              21,565
Goodwill                                                              485,990                                   0
Nuclear decommissioning trust                                           3,885                             172,908
Equity investments                                                    173,290                              84,770
Other investments                                                      66,057                              30,206
Current assets:
  Cash and cash equivalents                         168,599                              89,126
  Restricted cash                                   147,941                                   0
  Accounts receivable, net of
   allowance of $22,699 and $9,066
   in 1999 and 1998, respectively                   392,702                             202,275
  Accrued unbilled revenues                          34,013                              14,322
  Fuel, materials and supplies,
    at average cost                                  48,756                              10,731
  Prepaid expenses and other                        251,222         1,043,233            92,405           408,859
-----------------------------------------------------------------------------------------------------------------
Deferred debits:
  Regulatory assets                                                   879,547                             623,187
  Other                                                               164,997                              26,915
-----------------------------------------------------------------------------------------------------------------
  Total assets                                                     $5,482,888                          $3,204,036
=================================================================================================================

Capitalization and Liabilities
Common equity                                                      $1,523,532                          $1,051,898
Accumulated other comprehensive income, net                            20,115                                   0
Cumulative preferred stock of subsidiary                               92,279                              92,040
Long-term debt                                                        986,843                             955,563
Transition property securitization
  certificates                                                        646,559                                   0
Current liabilities:
 Long-term debt
  due within one year                            $  170,470                          $      667
 Transition property securitization
  certificates, due within one year                  50,922                                   0
 Notes payable                                      458,000                              78,000
 Accounts payable                                   193,937                             100,331
 Accrued interest                                    21,830                              20,516
 Dividends payable                                   29,871                              23,878
 Other                                              271,191         1,196,221           183,664           407,056
-----------------------------------------------------------------------------------------------------------------
Deferred credits:
  Accumulated deferred income taxes                                   608,587                             348,557
  Accumulated deferred investment
    tax credits                                                        41,946                              45,930
  Nuclear decommissioning liability                                         0                             176,578
  Power contracts                                                     100,741                              58,415
  Other                                                               266,065                              67,999
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                               $5,482,888                          $3,204,036
=================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
                                                                       years ended December 31,
(in thousands)                                                1999                1998                1997
-----------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                             $ 146,463           $ 141,046           $ 144,642
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                          212,880             229,668             223,529
    Deferred income taxes and investment tax
     credits                                                88,174            (152,798)            (21,664)
    Allowance for borrowed funds used during
     construction                                           (2,164)             (1,668)             (1,189)
    Power contract buy out                                 (65,781)                  0                   0
  Net changes (net of effect of acquisition) in:
    Accounts receivable and accrued
     unbilled revenues                                     (96,909)             20,544              45,678
    Fuel, materials and supplies, at average cost           (2,192)             29,565              (5,486)
    Accounts payable                                        19,469              13,316             (47,068)
    Other current assets and liabilities                   (87,032)            (33,535)             25,428
    Other, net                                             (29,548)             18,851              (4,640)
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                  183,360             264,989             359,230
-----------------------------------------------------------------------------------------------------------
Investing activities:
  Plant expenditures (excluding AFUDC)                    (159,295)           (120,202)           (114,110)
  Costs of nuclear divestiture, net                        (87,248)                  0                   0
  Proceeds from sale of fossil generating assets                 0             533,633                   0
  Nuclear fuel expenditures                                (16,117)            (26,182)             (4,089)
  Investments                                              (82,403)            (81,589)            (27,689)
  Payment for cost of acquisition,
   net of cash acquired                                   (296,262)                  0                   0
-----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities       (641,325)            305,660            (145,888)
-----------------------------------------------------------------------------------------------------------
Financing activities:
  Proceeds from transition property securitization         725,000                   0                   0
  Issuances/(repurchases):
   Common shares                                          (189,715)            (53,285)                144
   Long-term debt                                           20,000                   0             100,000
  Redemptions:
   Preferred stock                                               0             (71,519)            (44,000)
   Long-term debt                                         (255,361)           (201,600)           (101,600)
  Net change in notes payable                              340,550             (59,013)            (64,441)
  Dividends paid                                          (103,036)           (100,246)           (104,956)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        537,438            (485,663)           (214,853)
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
   equivalents                                              79,473              84,986              (1,511)
Cash and cash equivalents at the
   beginning of the year                                    89,126               4,140               5,651
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year         $ 168,599           $  89,126           $   4,140
===========================================================================================================
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest, net of amounts capitalized                  $ 125,840           $  89,720           $ 100,795
   Income taxes                                          $  36,092           $ 230,260           $  99,326
Supplemental disclosure of investing activity:
   Common shares issued for
   Acquisition of COM/Energy                                20,251                   0                   0

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Summary of Significant Accounting Policies

1.   General Information

On August 25, 1999, BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) completed a merger to create a new holding company, NSTAR, an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR also supplies electricity at wholesale for resale to municipalities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. NSTAR's utility subsidiaries include Boston Edison Company, Commonwealth Electric Company, Cambridge Electric Light Company, Canal Electric Company and Commonwealth Gas Company. NSTAR's non-utility operations include telecommunications, district heating and cooling operations and liquefied natural gas services.

NSTAR is focusing its utility operations on the transmission and distribution of energy. This is illustrated by the sale of the majority of NSTAR's subsidiaries fossil generating assets and the Pilgrim Nuclear Power Station.

2.   Basis of Consolidation and Accounting

The accompanying consolidated financial statements reflect the results of operations, comprehensive income and cash flows of NSTAR and its subsidiaries. All significant inter-company transactions have been eliminated. Certain reclassifications have been made to the prior year data to conform with the current presentation.

NSTAR's utility subsidiaries follow accounting policies prescribed by the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Telecommunications and Energy (MDTE). In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). The accompanying consolidated financial statements conform with Generally Accepted Accounting Principles (GAAP). The rate-regulated subsidiaries are subject to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries. The distribution business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71. Refer to Note E to these Consolidated Financial Statements for more information on the accounting implications of the electric utility industry restructuring.

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

3.   Revenues

Estimates of transmission and distribution revenues for electricity and natural gas used by customers but not yet billed are recorded at the end of each accounting period.

4.   Utility Plant

Utility plant is stated at original cost of construction. The costs of replacements of property units are capitalized. Maintenance and repairs and replacements of minor items are expensed as incurred. The original cost of property retired, net of salvage value, and the related costs of removal are charged to accumulated depreciation.

5.   Depreciation

Depreciation of utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property. The overall composite depreciation rates were 3.31%, 3.28% and 3.30% in 1999, 1998 and 1997, respectively. Depreciation of nonutility property is computed on a straight-line basis over the estimated life of the asset.

6.   Costs Associated with Issuance and Redemption of Debt and Preferred Stock

Consistent with the recovery in utility rates, discounts, redemption premiums and related costs associated with the issuance and redemption of long-term debt and preferred stock are deferred. The costs related to long-term debt are recognized as an addition to interest expense over the life of the original or replacement debt. Consistent with an accounting order received from the FERC, costs related to preferred stock issuances and redemptions are reflected as a direct reduction to retained earnings upon redemption or over the average life of the replacement preferred stock series as applicable.

7.   Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction. In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges. Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense. Average AFUDC rates in 1999, 1998 and 1997 were 5.82%, 5.88% and 6.04%, respectively, and represented only the cost of short-term debt.

8.   Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid securities with maturities of 90 days or less when purchased. Restricted cash represents the net proceeds from the sale of Canal Electric Company's generation assets that are being used to reduce the transition costs that otherwise would be billed to customers.

9.   Equity Method of Accounting

NSTAR uses the equity method of accounting for investments in corporate joint ventures in which it does not have a controlling interest. Under this method, it records as income or loss the proportionate share of the net earnings or losses of the joint ventures with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash dividends are received.

10.  Regulatory Assets

Regulatory assets represent costs incurred that are expected to be collected from customers through future charges in accordance with agreements with regulators. These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consist of the following:

                                                                    December 31,
(in thousands)                                                1999          1998
--------------------------------------------------------------------------------
Generation-related regulatory assets, net                 $559,446      $477,317
Power contracts                                             96,911        58,415
Income taxes, net                                           65,867        52,168
Merger costs                                                79,681             0
Redemption premiums                                         16,014        23,419
Postretirement benefits costs and pension                   25,164         8,769
Other                                                       36,464         3,099
--------------------------------------------------------------------------------
                                                          $879,547      $623,187
================================================================================

11.  Amortization of Goodwill and Costs to Achieve

Goodwill and costs to achieve related to the merger discussed in Note B are being amortized over 40 years and 10 years, respectively.

Note B. Merger of BEC Energy and Commonwealth Energy System

Shareholders of BEC and COM/Energy approved the merger on June 24, 1999. After receiving various regulatory approvals, the SEC issued its approval of the merger and the transaction was completed on August 24, 1999. Pursuant to the merger agreement, BEC shareholders received approximately 41 million shares of NSTAR, while COM/Energy shareholders received approximately 20 million shares of NSTAR. In addition, BEC and COM/Energy shareholders received an aggregate amount of cash of approximately $300 million. An initial quarterly dividend rate of
48.5 cents per share of NSTAR was declared by the board of trustees on September 23, 1999 and paid on November 1, 1999. This dividend rate is reviewed on a regular basis and on December 16, 1999 a quarterly dividend of 50 cents per share was declared.

The merger of BEC and COM/Energy has been accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting. Under this method, the accompanying consolidated financial statements of NSTAR include the results of BEC for years ended December 31, 1999 and 1998 consolidated with those of COM/Energy from the date of the merger (August 25, 1999). Goodwill amounted to approximately $486 million while the original estimate of costs to achieve the merger was $111 million. Goodwill is being amortized over 40 years and will amount to approximately $12.2 million annually while the cost to achieve is being amortized over 10 years and will initially be approximately $11.1 million annually. The ultimate amortization of the cost to achieve will reflect the total actual costs.

Based on unaudited data, the following pro forma summary presents the consolidated results of operations for years ended December 31, 1999 and 1998 as if the merger had occurred at the beginning of the years presented. These results do not reflect future cost savings or avoidances expected from the merger.

(in thousands, except per share amounts)

                                               Year Ended            Year Ended
                                        December 31, 1999     December 31, 1998
-------------------------------------------------------------------------------
Revenues                                       $2,419,433            $2,537,907

Earnings available for
  Common shareholders                            $136,782              $158,294

Weighted average common shares
  Basic                                            61,258                63,688
  Diluted                                          61,397                63,864

Earnings per common share
  Basic                                             $2.23                 $2.49
  Diluted                                           $2.23                 $2.48

The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the merger occurred at the beginning of the year presented, or of results that may occur in the future, including the future cost savings resulting from the merger.

Note C. Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net income, after deductions for preferred dividends, by the weighted average common shares outstanding during the year. Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires the disclosure of diluted EPS. Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares is increased to include the number of dilutive potential common shares. Diluted EPS reflects the impact on shares outstanding of the deferred (nonvested) shares and stock options granted under the NSTAR's Stock Incentive Plan.

The following table summarizes the reconciling amounts between basic and diluted
EPS:

(in thousands, except per share amounts)             1999        1998       1997
--------------------------------------------------------------------------------
Earnings available for common shareholders       $140,503    $132,281   $131,493
Basic EPS                                           $2.77       $2.76      $2.71
Diluted EPS                                         $2.76       $2.75      $2.71
Weighted average common shares outstanding
 for basic EPS                                     50,796      47,973     48,515
Effect of dilutive shares:
Weighted average dilutive potential common
 shares                                               125         176         47
--------------------------------------------------------------------------------
Weighted average common shares outstanding
 for diluted EPS                                   50,921      48,149     48,562
================================================================================

Note D. RCN Joint Venture and Investment Conversion

Boston Energy Technology Group (BETG), a subsidiary of NSTAR through NSTAR Communications, Inc. (NSTAR COM)(formerly known as BecoCom,Inc.) is a participant in a telecommunications venture with RCN Telecom Services, Inc. of Massachusetts (RCN). NSTAR accounts for its investment in the joint venture using the equity method of accounting. As part of the joint venture agreement, NSTAR has the option to exchange portions of its joint venture interest for shares of RCN common stock at specified periods. During 1998, NSTAR exercised its option to convert a portion of its interest. In the first quarter of 1999, NSTAR received 1.1 million shares of RCN common stock in exchange for a portion of its joint venture interest that had a book value of $11 million. The RCN shares received are included in other investments on the accompanying Consolidated Balance Sheets at their fair value of approximately $54 million at December 31, 1999. The unrealized gain due to the increase in fair value on these shares since they were received is reflected, net of associated income taxes, as comprehensive income on the accompanying Consolidated Statements of Comprehensive Income and the accompanying Consolidated Balance Sheets.

Note E. Electric Utility Industry Restructuring

1.   Accounting Implications

Under the traditional revenue requirements model, electric rates have been based on the cost of providing electric service. Under this model, NSTAR retail electric companies have been subject to certain accounting standards that are not applicable to other businesses and industries in general. The application of SFAS 71 requires companies to defer the recognition of certain costs when incurred if future rate recovery of these costs is expected. As a result of the Massachusetts Electric Restructuring Law enacted in November 1997 and the MDTE order regarding retail electric companies settlement agreement, as of December 31, 1997, the provisions of SFAS 71 were no longer being applied to Boston Edison's generation business. NSTAR's remaining generation business, Canal Electric Company's 3.52% ownership interest in the Seabrook Nuclear Power Plant is subject to the provisions of SFAS 71.

The implementation of electric utility industry restructuring had certain accounting implications. The highlights of these include:

a.   Generation-related plant and other regulatory assets

Plant and other regulatory assets related to the generation business, are recovered through the transition charge. This recovery, which includes a return, occurs over a 12 year period for Boston Edison and an 11 year period for the former COM/Energy retail electric companies that began on March 1, 1998 (the retail access date).

b.   Fuel and purchased power charge

The fuel and purchased power charge ceased as of the retail access date. The net remaining over-collection of fuel and purchased power costs is being returned to customers through March 31, 2000. These over-recovered costs are included as an offset to the settlement recovery mechanisms, which is included in regulatory assets on the accompanying Consolidated Balance Sheets.

c.   Standard offer charge

Customers have the option of continuing to buy power from the retail electric delivery businesses at standard offer prices as of the retail access date. The cost of providing standard offer service, which includes fuel and purchased power costs, is recovered from standard offer customers on a fully reconciling basis.

d.   Distribution and transmission charges

An integral part of the merger is the rate plan that was filed by the retail utility subsidiaries of BEC and COM/Energy and approved by the MDTE on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years.

Boston Edison distribution rates are subject to a minimum and maximum return on average common equity (ROE) from its distribution business through December 31, 2000. The ROE is subject to a floor of 6% and a ceiling of 11.75%. If the ROE is below 6%, Boston Edison is authorized to add a surcharge to distribution rates in order to achieve the 6% floor. If the ROE is above 11%, it is required to adjust distribution rates by an amount necessary to reduce the calculated ROE between 11% and 12.5% by 50%, and a return above 12.5% by 100%. No adjustment is made if the ROE is between 6% and 11%. In addition, distribution rates will be adjusted for any changes in tax laws or accounting principles that result in a change in costs of more than $1 million. The cost of providing transmission service to all NSTAR electric distribution customers is recovered on a fully reconciling basis.

2.   Generating Assets Divestiture

On July 13, 1999, Boston Edison completed the sale of the Pilgrim Nuclear Generating Station to Entergy Nuclear Generating Company, a subsidiary of Entergy Corporation, for $81 million. In addition to the amount received from the buyer, Boston Edison has received a total of approximately $158 million from the Pilgrim contract customers, including $103 million from Commonwealth Electric Company, to terminate their contracts. Approximately $80 million remains to be collected under these termination agreements. As part of the sale, Boston Edison transferred its decommissioning trust fund to Entergy for decommissioning of the plant. In order to provide Entergy with a fully funded decommissioning trust fund, Boston Edison contributed approximately $271 million to the fund at the time of the sale. As a result of a favorable IRS tax ruling, Boston Edison received $43 million from Entergy reflecting a reduction in the required decommissioning funding. The difference between the total proceeds received and the net book value of the Pilgrim assets sold plus the net amount to fully fund the decommissioning trust is included in the balance of generation-related regulatory assets, net on the accompanying Consolidated Balance Sheets as such amounts are being collected from customers under Boston Edison's settlement agreement. The final amounts to be collected from customers related to Pilgrim are subject to regulatory review.

Completion of the sale of Boston Edison's fossil generating assets took place in May 1998. Boston Edison received proceeds from the sale of $674 million, including $121 million for a six-month transitional power purchase contract.

The amount received above net book value on the sale of these assets is being returned to Boston Edison's customers over the settlement period.

On July 27, 1999 BEC Funding LLC, a subsidiary of NSTAR, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale of $725 million of electric rate reduction certificates to the public. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Restructuring Law and authorized by the MDTE. These certificates are non-recourse to Boston Edison.

COM/Energy completed the sale of substantially all of its investment in electric generation assets in 1998. Proceeds from the sale of these assets, after construction-related adjustments at the closing that occurred on December 30, 1998, amounted to approximately $453.9 million or 6.1 times their book value of approximately $74.2 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments, amounted to $358.6 million and is being used to reduce transition costs related to electric industry restructuring that otherwise would have been collected from customers.

COM/Energy established Energy Investment Services, Inc. (EIS) as the vehicle to invest the net proceeds from the sale of Canal Electric Company's generation assets. These proceeds have been invested in a portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of Cambridge Electric Light Company and Commonwealth Electric Company. The net proceeds have been classified as restricted cash on the accompanying Consolidated Balance Sheets.

Note F. Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets of $71.1 million and $52.2 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 1999 and 1998, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes consisted of the following:

                                                                   December 31,
(in thousands)                                      1999                   1998
-------------------------------------------------------------------------------
Deferred tax liabilities:
  Plant-related                               $  484,021              $ 412,358
  Other                                          424,128                 85,497
-------------------------------------------------------------------------------
                                                 908,149                497,855
-------------------------------------------------------------------------------
Deferred tax assets:
  Plant-related                                   78,587                 13,174
  Investment tax credits                          29,013                 29,622
  Other                                          191,962                106,502
-------------------------------------------------------------------------------
                                                 299,562                149,298
-------------------------------------------------------------------------------
    Net accumulated deferred income taxes     $  608,587              $ 348,557
===============================================================================

No valuation allowances for deferred tax assets are deemed necessary.

Previously deferred investment tax credits are amortized over the estimated remaining lives of the property giving rise to the credits.

Components of income tax expense were as follows:

                                                       years ended December 31,
(in thousands)                                  1999         1998          1997
-------------------------------------------------------------------------------
Current income tax expense                  $(33,121)    $239,717     $ 115,373
Deferred income tax expense                  123,393     (137,992)      (14,104)
Investment tax credit amortization            (2,551)      (3,927)       (7,560)
-------------------------------------------------------------------------------
  Income taxes charged to operations          87,721       97,798        93,709
-------------------------------------------------------------------------------
Taxes on other income                        (27,580)     (24,116)      (11,254)
-------------------------------------------------------------------------------
  Total income tax expense                  $ 60,141     $ 73,682      $ 82,455
===============================================================================

The effective income tax rates reflected in the consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

                                                       1999       1998      1997
--------------------------------------------------------------------------------
Statutory tax rate                                     35.0%      35.0%    35.0%
State income tax, net of federal income tax benefit     5.5        5.2      4.5
Investment tax credits                                (11.3)      (6.9)    (3.3)
Other                                                  (0.1)       1.0      0.1
--------------------------------------------------------------------------------
  Effective tax rate                                   29.1%      34.3%    36.3%
================================================================================

Income tax expense is reflected net of $20.8 million in 1999 and $10.9 million in 1998 of investment tax credits recognized as a result of generation divestitures. Excluding these shareholder benefits, the effective tax rate would have been approximately 39% in each year.

Note G. Pensions and Other Postretirement Benefits

Effective December 31, 1999, the pension and other postretirement benefit plans of BEC and COM/Energy were combined under NSTAR.

1.   Pensions

NSTAR has a defined benefit funded retirement plan with certain contributory features that covers substantially all employees. NSTAR also maintains an unfunded supplemental retirement plan for certain management employees. Effective January 1, 2000, the defined benefit plan was amended to provide management employees lump sum benefits under a final average pay pension equity formula. Prior to January 1, 2000 these pension benefits were provided under a traditional final average pay formula. This amendment is reflected in the December 31, 1999 benefit obligation.

The changes in benefit obligation and plan assets were as follows:

                                                                   December 31,
(in thousands)                                              1999           1998
-------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation, beginning of the year            $ 497,988      $ 457,436
  COM/Energy obligation                                  401,902              0
  Service cost                                            14,741         13,645
  Interest cost                                           42,426         31,981
  Plan participants' contributions                           170            214
  Plan amendments                                        (12,697)             0
  Actuarial (gain)/loss                                  (62,464)        67,564
  Curtailment loss/(gain)                                 18,424        (15,644)
  Special termination benefits                            15,712            665
  Settlement payments                                    (92,484)       (16,246)
  Benefits paid                                          (25,470)       (41,627)
-------------------------------------------------------------------------------
    Benefit obligation, end of the year                $ 798,248      $ 497,988
===============================================================================
Change in plan assets:
  Fair value of plan assets, beginning of
   the year                                            $ 474,552      $ 401,182
  COM/Energy plan assets                                 395,783              0
  Actual return on plan assets                           143,116         44,589
  Employer contribution                                   59,831         86,440
  Plan participants' contributions                           170            214
  Settlement payments                                    (92,484)       (16,246)
  Benefits paid                                          (25,470)       (41,627)
-------------------------------------------------------------------------------
    Fair value of plan assets, end of the year         $ 955,498      $ 474,552
===============================================================================

The plans' funded status were as follows:                          December 31,
(in thousands)                                              1999           1998
-------------------------------------------------------------------------------
Funded status                                          $ 157,250      $ (23,436)
Unrecognized actuarial net (gain)/loss                   (59,909)        96,310
Unrecognized transition obligation                         2,783          3,856
Unrecognized prior service cost                              260         15,557
-------------------------------------------------------------------------------
    Net amount recognized                              $ 100,384      $  92,287
===============================================================================

Amount recognized in the Consolidated Balance Sheets consisted of:

                                                                   December,31,
(in thousands)                                              1999           1998
-------------------------------------------------------------------------------
Prepaid retirement cost                                $ 125,664       $ 94,049
Accrued retirement liability                             (30,966)        (9,856)
Intangible asset                                           5,686          8,094
-------------------------------------------------------------------------------
    Net amount recognized                              $ 100,384       $ 92,287
===============================================================================

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the supplemental retirement plan with accumulated benefit obligations in excess of plan assets were $10,325,000, $8,072,000 and $0, respectively, as of December 31, 1999, and $11,387,000, $9,856,000 and $0,
respectively, as of December 31, 1998.

Weighted average assumptions were as follows:

                                                  1999         1998        1997
-------------------------------------------------------------------------------
Discount rate at the end of the year             8.00%        6.50%       7.25%
Expected return on plan assets for
 the year (net of investment expenses)           9.00%        9.00%       9.00%
Rate of compensation increase at the end of
   the year                                      4.00%        4.00%       4.25%

Components of net periodic benefit cost were as follows:

                                                       years ended December 31,
(in thousands)                                  1999          1998         1997
-------------------------------------------------------------------------------
Service cost                                $ 14,741      $ 13,645    $  12,625
Interest cost                                 42,426        31,981       31,537
Expected return on plan assets               (53,059)      (39,140)     (31,250)
Amortization of prior service cost             1,610         1,847        1,827
Amortization of transition obligation            664           860          934
Recognized actuarial loss                      3,594           808        1,799
-------------------------------------------------------------------------------
  Net periodic benefit cost                 $  9,976      $ 10,001    $  17,472
===============================================================================

Primarily as a result of the merger-related separation packages and nuclear divestiture, amounts recognized for curtailment, settlement and special termination benefit costs were $19,823,000, $930,000 and $15,712,000, respectively, for 1999. As a result of the nuclear divestiture, amounts recognized for curtailment and special termination benefit costs were $2,705,000 and $665,000 respectively for 1998. The amounts resulting from the merger-related separation packages are recoverable as part of the approved rate plans of the retail utility subsidiaries of NSTAR. The amounts resulting from the nuclear divestiture are recoverable under the Boston Edison settlement agreement.

NSTAR also provides defined contribution 401(k) plans for substantially all employees. Matching contributions included in the Consolidated Statements of Income amounted to $9 million in 1999 and $8 million in 1998 and 1997, respectively.

2.   Other Postretirement Benefits

In addition to pension benefits, NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. These benefits include health and life insurance coverage and reimbursement of certain Medicare premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits. Effective January 1, 2000 the plan was amended to include certain new managed care features. This amendment is reflected in the December 31, 1999 benefit obligation.

The changes in benefit obligation and plan assets were as follows:

(in thousands)                                              1999           1998
-------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation, beginning of the year            $ 258,756      $ 237,616
  COM/Energy obligation                                  146,741              0
  Service cost                                             4,505          3,892
  Interest cost                                           21,896         16,895
  Plan participants' contributions                            37          1,178
  Plan amendments                                        (14,062)             0
  Actuarial (gain)/loss                                  (24,186)        27,845
  Curtailment loss/(gain)                                  1,408        (14,665)
  Special termination benefits                                 0             75
  Settlement payments                                     (5,810)             0
  Benefits paid                                          (18,371)       (14,080)
-------------------------------------------------------------------------------
    Benefit obligation, end of the year                $ 370,914      $ 258,756
===============================================================================

Change in plan assets:
  Fair value of plan assets, beginning
   of the year                                         $ 113,818      $ 103,989
  COM/Energy plan assets                                  73,558              0
  Actual return on plan assets                            23,337         14,344
  Employer contribution                                   14,484          8,387
  Plan participants' contributions                            37          1,178
  Settlement payments                                     (5,810)             0
  Benefits paid                                          (18,371)       (14,080)
-------------------------------------------------------------------------------
    Fair value of plan assets, end of the year         $ 201,053      $ 113,818
===============================================================================

The plan's funded status and amount recognized in the Consolidated Balance Sheets were as follows:

                                                                   December 31,
(in thousands)                                              1999           1998
-------------------------------------------------------------------------------
Funded status                                          $(169,861)     $(144,938)
Unrecognized actuarial net (gain)/loss                    (9,524)        24,922
Unrecognized transition obligation                        73,016         88,814
Unrecognized prior service cost                          (22,154)        (9,827)
-------------------------------------------------------------------------------
    Net amount recognized                              $(128,523)     $ (41,029)
===============================================================================

Weighted average assumptions were as follows:

                                                  1999         1998        1997
--------------------------------------------------------------------------------
Discount rate at the end of the year              8.00%        6.50%       7.25%
Expected return on plan assets for the year       9.00%        9.00%       9.00%

For measurement purposes a 7.75% weighted annual rate of increase in per capita cost of covered medical claims was assumed for 2000. This rate is assumed to decrease gradually to 4.75% in 2010 and remain at that level thereafter. Dental claims and Medicare premiums are assumed to increase at a weighted annual rate of 4.5% and 3.1%, respectively.

A 1% change in the assumed health care cost trend rate would have the following effects:

                                                            One-Percentage-Point
(in thousands)                                         Increase         Decrease
--------------------------------------------------------------------------------
Effect on total of service and interest cost
 components for 1999                                   $  3,614        $ (2,936)
Effect on December 31, 1999 postretirement benefit
 obligation                                            $ 40,257        $(36,959)

Components of net periodic benefit cost were as follows:

                                                        years ended December 31,
(in thousands)                                  1999          1998         1997
-------------------------------------------------------------------------------
Service cost                               $   4,505     $   3,892    $   3,543
Interest cost                                 21,896        16,895       17,006
Expected return on plan assets               (12,329)       (8,563)      (6,421)
Amortization of prior service cost              (683)         (942)      (1,017)
Amortization of transition obligation          6,162         8,474        9,151
Recognized actuarial loss                        957           662        1,003
-------------------------------------------------------------------------------
  Net periodic benefit cost                $  20,508     $  20,418    $  23,265
===============================================================================

As a result of the merger-related separation packages and nuclear divestiture, amounts recognized for curtailment and settlement costs were $8,114,000 and $172,000, respectively, for 1999. As a result of the nuclear divestiture, amounts recognized for curtailment and special termination benefit costs were $21,187,000 and $79,000, respectively, for 1998. The amounts resulting from the merger-related separation packages are recoverable as part of the approved rate plans of the retail utility subsidiaries of NSTAR. The amounts resulting from the nuclear divestiture are recoverable under the Boston Edison settlement agreement.

Note H. Stock-Based Compensation

In 1997, Boston Edison initiated a Stock Incentive Plan (the Plan) that was adopted by the board of directors and approved by common stockholders and subsequently approved for all eligible NSTAR subsidiary company employees. The Plan permits a variety of stock and stock-based awards, including stock options and deferred (nonvested) stock to be granted to certain key employees. The Plan limits the terms of awards to ten years. Subject to adjustment for stock-splits and similar events, the aggregate number of shares of common stock that may be delivered under the Plan is 2,000,000, including shares issued in lieu of or upon reinvestment of dividends arising from awards. During 1999, 58,500 shares of deferred stock and 248,000 ten-year non-qualified stock options were granted. During 1998, 19,150 shares of deferred stock and 419,200 ten-year non-qualified stock options were granted under the Plan. During 1997, 73,820 shares of deferred stock and 298,400 ten-year non-qualified stock options were granted. The weighted average grant date fair value of the deferred stock issued during 1999, 1998 and 1997 was $41.73, $39.75 and $27.26, respectively. The options were granted at the full market price of the stock on the date of the grant. All the awards vest ratably over a three-year period.

Compensation cost for stock-based awards is computed by measuring the quoted stock market price at the measurement date less the amount, if any, an employee is required to pay. The fair value disclosures were as follows:

(in thousands, except per share amounts)                1999        1998       1997
------------------------------------------------------------------------------------
Net income
    Actual                                          $146,463    $141,046   $144,642
    Pro forma                                       $145,955    $140,661   $144,572
Basic earnings per common share
    Actual                                          $   2.77    $   2.76   $   2.71
    Pro forma                                       $   2.76    $   2.75   $   2.71
Diluted earnings per common share
    Actual                                          $   2.76    $   2.75   $   2.71
    Pro forma                                       $   2.75    $   2.74   $   2.71
Stock option activity of the Plan was as follows:
                                                        1999        1998       1997
------------------------------------------------------------------------------------
Options outstanding at January 1                     666,600     273,000          0
    Options granted                                  248,000     419,200   $298,400
    Options exercised                                 (4,400)     (3,800)         0
    Options forfeited                                (95,933)    (21,800)   (25,400)
------------------------------------------------------------------------------------
Options outstanding at December 31                   814,267     666,600   $273,000
====================================================================================

Summarized information regarding stock options outstanding at December 31, 1999:

                          Options Outstanding                        Options Exerciserable
                                  Weighted Average    Weighted                       Weighted
                                         Remaining     Average                        Average
       Range of       Numbers     Contractual Life    Exercise         Numbers        Execise
Exercise Prices   Outstanding              (Years)       Price     Outstanding          Price
---------------------------------------------------------------------------------------------
$25.75-$26.00         244,200                7.44       $25.85         168,333         $25.85
$39.75-$41.375        570,067                8.78       $40.35         130,000         $39.75

There were 298,333, stock options exercisable at December 31, 1999, 87,200 at December 31, 1998 and 0 at December 31, 1997.

The stock options granted during 1999, 1998 and 1997 have a weighted average grant date fair value of $4.86, $4.61 and $2.22, respectively. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      1999              1998               1997
-------------------------------------------------------------------------------
   Expected life (years)               4.0               4.0                4.0
   Risk-free interest rate            5.31%             5.66%              6.44%
   Volatility                           17%               16%                16%
   Dividends                          4.86%             4.88%              7.28%

Compensation cost recognized in the accompanying Consolidated Statements of Income for stock-based compensation awards in 1999, 1998 and 1997 was $1,044,000, $850,000 and $275,000, respectively.

Note I. Capital Stock

                                                                    December 31,
(in thousands, except per share amounts)                    1999            1998
--------------------------------------------------------------------------------
Common equity:
Common shares, par value $1 per share,
 100,000,000 shares authorized; 58,059,646
 and 47,184,073 shares issued and
 outstanding                                           $   58,060     $   47,184
Premium on common shares                                1,075,483        644,205
Retained earnings                                         389,989        360,509
--------------------------------------------------------------------------------
     Total common equity                               $1,523,532     $1,051,898
================================================================================

Dividends declared per share of common stock were $1.955, $1.895 and $1.88 in 1999, 1998 and 1997 respectively.

Cumulative preferred stock:

(in thousands, except per share amounts)
--------------------------------------------------------------------------------
Par value $100 per share, 2,890,000 shares
 authorized; issued and outstanding:
 Nonmandatory redeemable series:
             Current Shares       Redemption                        December 31,
   Series       Outstanding      Price/Share                 1999           1998
--------------------------------------------------------------------------------
    4.25%           180,000         $103.625           $   18,000     $   18,000
    4.78%           250,000         $102.800               25,000         25,000
--------------------------------------------------------------------------------
      Total nonmandatory redeemable series                 43,000         43,000
--------------------------------------------------------------------------------

   Mandatory redeemable series:
             Current Shares       Redemption
   Series       Outstanding      Price/Share
--------------------------------------------------------------------------------
   8.00%           500,000                0                50,000        50,000
   Less:  redemption and issuance costs                      (721)         (960)
--------------------------------------------------------------------------------
     Total mandatory redeemable series                     49,279        49,040
--------------------------------------------------------------------------------
     Total                                              $  92,279     $  92,040
================================================================================

1.  Common Shares

Common share issuances and repurchases in 1997 through 1999 were as follows:

                                             Number        Total      Premium on
(in thousands)                            of Shares    Par Value   Common Shares
--------------------------------------------------------------------------------
Balance at December 31, 1996                 48,510    $  48,510     $  695,723
   Dividend reinvestment plan                     5            5            414
-------------------------------------------------------------------------------
Balance at December 31, 1997                 48,515       48,515        696,137
   Common share repurchase program           (1,331)      (1,331)       (49,823)
   Stock incentive plan                           0            0         (2,109)
-------------------------------------------------------------------------------
Balance at December 31, 1998                 47,184       47,184        644,205
   Common share repurchase program           (4,839)      (4,839)      (179,593)
   Stock incentive plan                           0            0         (3,189)
   Shares issued to COM/Energy shareholders  20,251       20,251        809,524
   BEC Energy shares repurchased under
     merger agreement                        (4,536)      (4,536)      (195,464)
-------------------------------------------------------------------------------
Balance at December 31,1999                  58,060    $  58,060     $1,075,483
===============================================================================

2.   Cumulative Mandatory Redeemable Preferred Stock

Boston Edison redeemed the remaining 360,000 shares of 7.27% sinking fund series cumulative preferred stock during 1998. The stock was subject to a mandatory sinking fund requirement of 20,000 shares each May at par plus accrued dividends. During 1998 and 1997, 40,000 shares were redeemed. In addition, 320,000 shares were redeemed in 1998 at $101.94 per share.

Boston Edison is not able to redeem any part of the 500,000 shares of 8% series cumulative preferred stock prior to December 2001. The entire series is subject to mandatory redemption in December 2001 at $100 per share plus accrued dividends.

Note J. Indebtedness

NSTAR's long-term debt consisted of the following:

                                                                   December 31,
(in thousands)                                            1999             1998
-------------------------------------------------------------------------------
Mortgage Bonds, collateralized by property of operating subsidiaries:
       8.99%, due December 2001                     $    7,150         $      0
       6.54%, due September 2007                        10,000                0
       7.04%, due September 2017                        25,000                0
       9.95%, due December 2020                         25,000                0
       7.11%, due December 2033                         35,000                0
Notes:
       7.75%, due June 2002                              2,301                0
       9.30%, due January 2002                          29,978                0
       7.43%, due March 2003                            15,000                0
       9.50%, due December 2004                          5,000                0
       7.62%, due November 2006                         20,000                0
       8.70%, due March 2007                             5,000                0
       9.55%, due December 2007                         10,000                0
       7.70%, due March 2008                            10,000                0
       9.37%, due January 2012                          13,684                0
       7.98%, due March 2013                            25,000                0
       9.53%, due December 2014                         10,000                0
       9.60%, due December 2019                         10,000                0
       6.924%, due June 2021                           105,250                0
       8.47%, due March 2023                            15,000                0
Debentures:
      6.800%, due February 2000                         65,000           65,000
      6.050%, due August 2000                          100,000          100,000
      6.800%, due March 2003                           150,000          150,000
      7.800%, due May 2010                             125,000          125,000
      9.875%, due June 2020                             34,035          100,000
      9.375%, due August 2021                           24,270          115,000
      8.250%, due September 2022                        60,000           60,000
      7.800%, due March 2023                           181,000          200,000
Sewage facility revenue bonds                           24,645           26,230
Massachusetts Industrial Finance Agency (MIFA) bonds:
      5.75%, due February 2014                          15,000           15,000
Transition Property Securitization Certificates:
      5.99%, due March 2003                             80,981                0
      6.45%, due September 2005                        170,610                0
      6.62%, due March 2007                            103,390                0
      6.91%, due September 2009                        170,876                0
      7.03%, due March 2012                            171,624                0
-------------------------------------------------------------------------------
                                                     1,854,794          956,230
Amounts due within one year                           (221,392)            (667)
-------------------------------------------------------------------------------
       Total long-term debt                         $1,633,402        $ 955,563
===============================================================================

The 9.875% debentures due 2020 are first redeemable in June 2000 at a redemption price of 104.483%, the 9.375% series due 2021 are first redeemable in August 2001 at 104.612%, the 8.25% series due 2022 are first redeemable in September 2002 at 103.780% and the 7.80% series due 2023 are first redeemable in March 2003 at 103.730%. None of the other series are redeemable prior to maturity. There is no sinking fund requirement for any series of debentures.

Sewage facility revenue bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015. Scheduled redemptions of $1.6 million were made in 1999, 1998 and 1997. The weighted average interest rate of the bonds was 7.3%.

The 5.75% tax-exempt unsecured MIFA bonds due 2014 are redeemable beginning in February 2004 at a redemption price of 102%. The redemption price decreases to 101% in February 2005 and to par in February 2006.

The aggregate principal amounts of NSTAR long-term-debt (including securitization certificates and sinking fund requirements) due for the five years subsequent to 1999 are approximately $251 million in 2000, $123 million in 2001, $109 million in 2002, $241 million in 2003 and $79 million in 2004.

In 1999, BEC Funding LLC, a wholly owned subsidiary of Boston Edison, issued notes in the principal amount of $725 million to the Trust, in exchange for the net proceeds from the sale of $725 million of Rate Reduction Certificates issued by the Trust on July 29, 1999.

2.   Short-term Debt

NSTAR has a $450 million revolving credit agreement with a group of banks effective through November 2002. Under the terms of this agreement, it is required to maintain a consolidated common equity ratio of not less than 35% at all times and to maintain a ratio of consolidated earnings before interest and taxes to consolidated total interest expense of not less than 2 to 1 for each period of four consecutive fiscal quarters. Commitment fees must be paid on the total agreement amount. Approximately $350 million was outstanding under this agreement as of December 31, 1999.

Boston Edison has regulatory authority to issue up to $350 million of short-term debt. In addition, Boston Edison has a $200 million revolving credit agreement with a group of banks that serves as back-up to the Boston Edison commercial paper program. Under the terms of this agreement, Boston Edison is required to maintain a common equity ratio of not less than 30% at all times. Commitment fees must be paid on the total agreement amount.

COM/Energy maintains committed lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1999, COM/Energy had $115 million of committed lines of credit that will expire at varying intervals in 2000. These lines are normally renewed upon expiration and require annual fees of approximately .1875%.

Interest rates on the outstanding borrowings generally are money market rates and averaged 5.82% and 5.85% in 1999 and 1998, respectively. Notes payable to banks totaled $458 million and $78 million at December 31, 1999 and 1998, respectively.

Note K. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of securities for which it is practicable to estimate the value:

Cash and cash equivalents:

The carrying amount of $169 million approximates fair value due to the short-term nature of these securities.

Mandatory redeemable cumulative preferred stock and indebtedness (excluding notes payable):

The fair values of these securities are based upon the quoted market prices of similar issues. Carrying amounts and fair values as of December 31, 1999, were as follows:

                                                        Carrying            Fair
(in thousands)                                            Amount           Value
--------------------------------------------------------------------------------
Mandatory redeemable cumulative preferred stock       $   49,279       $  52,250
Long-term indebtedness                                $1,854,794      $1,842,373

Note L. Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in numerous cities and towns in Massachusetts. NSTAR subsidiaries also supply electricity at wholesale for resale to municipalities. The unregulated operating segments engage in non-utility business activities. Such activities include telecommunications, district heating and cooling operations, and liquefied natural gas services. Financial data for the operating segments were as follows:

(in thousands):                                 1999         1998          1997
-------------------------------------------------------------------------------
Operating revenues
  Electric utility operations             $1,710,576   $1,622,435    $1,776,233
  Gas utility operations                     108,117            0             0
  Unregulated nonutility Operations           32,734           80         2,298
                                          -------------------------------------
       Consolidated total                 $1,851,427   $1,622,515    $1,778,531

Depreciation and amortization
  Electric utility operations             $  190,560   $  192,644     $ 188,687
  Gas Utility operations                       5,566            0             0
  Unregulated nonutility operations           14,180        2,963           802
                                          -------------------------------------
       Consolidated total                 $  210,306   $  195,607     $ 189,489

Operating income tax expense (benefit)
  Electric utility operations             $   98,125   $  101,492     $  95,021
  Gas utility operations                       4,208            0             0
  Unregulated nonutility operations          (14,612)      (3,694)       (1,312)
                                          --------------------------------------
       Consolidated total                 $   87,721   $   97,798     $  93,709

Equity income (loss) in investments
accounted for by the equity method
  Electric utility operations             $      999   $    1,725     $   1,534
  Gas utility operations                           0            0             0
  Unregulated nonutility operations          (10,505)     (11,967)       (5,571)
                                          --------------------------------------
       Consolidated total                 $   (9,506)  $  (10,242)(b) $  (4,037)(b)

Interest charges
  Electric utility operations             $  107,717   $   88,516     $ 105,710
  Gas utility operations                       3,738            0             0
  Unregulated nonutility operations           14,745        1,567           200
                                          --------------------------------------
       Consolidated total                 $  126,200   $   90,083     $ 105,910

Segment net income (loss)
  Electric utility operations             $  165,655   $  170,374     $ 153,738
  Gas utility operations                       5,381            0             0
  Unregulated nonutility operations          (24,573)     (29,328)(a)    (9,096)(a)
                                          --------------------------------------
       Consolidated total                 $  146,463   $  141,046     $ 144,642

Equity investments
  Electric utility operations             $   32,995   $   20,769    $   23,326
  Gas utility operations                           9            0             0
  Unregulated nonutility operations          140,286       64,001        12,129
                                          --------------------------------------
       Consolidated total                 $  173,290   $   84,770    $   35,455

Expenditures for property
  Electric utility operations             $  134,906   $  108,344    $  106,659
  Gas utility operations                       7,669            0             0
  Unregulated nonutility operations           16,720       11,858         7,451
                                          --------------------------------------
       Consolidated total                 $  159,295   $  120,202    $  114,110

Segment assets
  Electric utility operations             $4,411,630   $3,073,058    $3,584,384
  Gas utility operations                     459,887            0             0
  Unregulated nonutility operations          611,371      130,978        37,963
                                          --------------------------------------
       Consolidated total                 $5,482,888   $3,204,036    $3,622,347
===============================================================================

(a) During the latter half of 1998 BEC discontinued the operations of Coneco Corporation, a wholly owned unregulated subsidiary that provided energy management services, and ceased its participation in EnergyVision, an energy marketing joint venture with Williams Energy Services Company. The combined net loss from these businesses was ($11,450,000) and ($3,160,000) in 1998 and 1997, respectively.

(b) The net equity income (loss) from equity investments is included in other income (expense), net on the accompanying Consolidated Statements of Income.

Note M.  Commitments and Contingencies

1.   Contractual Commitments

As December 31, 1999, NSTAR and its subsidiaries had estimated contractual obligations for plant and equipment of approximately $347 million.

NSTAR also had leases for certain facilities and equipment. The estimated minimum rental commitments under both transmission agreements and non-cancelable operating leases for the years after 1999 are as follows:

(in thousands)
------------------------------------------------
2000                                   $  25,649
2001                                      22,485
2002                                      20,436
2003                                      17,142
2004                                      16,351
Years thereafter                         108,302
------------------------------------------------
     Total                             $ 210,365
================================================

The total expense for both lease rentals and transmission agreements was $38.7 million in 1999, $29.6 million in 1998 and $27.5 million in 1997, net of capitalized expenses of $1.5 million in 1999, $1.6 million in 1998 and $1.2 million in 1997.

Total rent expense for all operating leases, except those with terms of a month or less, amounted to $10.8 million in 1999, $11.5 million in 1998 and $11.2 million in 1997.

2.   Electric Company Investments

NSTAR has an equity investment of approximately 14.5% in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada. As an equity participant NSTAR is required to guarantee, in addition to its own share, the total obligations of those participants who do not meet certain credit criteria. At December 31, 1999, NSTAR's portion of these guarantees was $18 million.

NSTAR also has a 2.5% equity investment in the 540 MW Vermont Yankee nuclear power plant. Vermont Yankee has developed its estimate of the cost of decommissioning its unit and has received the approval of FERC to include charges for the estimated costs of decommissioning its unit in the cost of energy that it sells. Periodically, Vermont Yankee re-estimates the cost of decommissioning and applies to FERC for increased rates in response to increased decommissioning costs. The Vermont Yankee unit is under agreement to be sold to Amergen Energy Company. NSTAR is currently entitled to electricity produced from the remaining facility based on its ownership interest and is billed for its entitlement pursuant to a contractual agreement that is approved by the FERC. The estimated cost to decommission this plant is $428.7 million in current dollars. NSTAR's share of this liability (approximately $10.7 million), less its share of the market value of the assets held in a decommissioning trust (approximately $6.2 million), is approximately $4.5 million at December 31, 1999.

NSTAR has a 14% equity investment in Yankee Atomic Electric Company (Yankee Atomic). In 1992, the board of directors of Yankee Atomic voted to discontinue operations of the Yankee Atomic nuclear generating station permanently and decommission the facility.

Yankee Atomic received approval from the FERC to continue to collect its investment and decommissioning costs through 2000, the period of the plant's operating license. The estimate of NSTAR's share of Yankee Atomic's investment and costs of decommissioning is approximately $4.5 million as of

December 31, 1999. These estimates are recorded on the accompanying Consolidated Balance Sheets as a power contract liability and an offsetting regulatory asset.

NSTAR also has a 14% equity investment in Connecticut Yankee Atomic Power Company (CYAPC). In 1996 the board of directors of CYAPC, which owns and operates the Connecticut Yankee nuclear electric generating unit (Connecticut Yankee), unanimously voted to retire the unit. NSTAR's share of Connecticut Yankee's remaining investment and estimated costs of decommissioning is approximately $42 million as of December 31, 1999. This estimate is recorded on the accompanying Consolidated Balance Sheets as a power contract liability and an offsetting regulatory asset similar to Yankee Atomic.

In December 1996, CYAPC filed for rate relief at the FERC seeking to recover certain post-operating costs, including decommissioning. In August 1998, the FERC Administrative Law Judge (ALJ) released an initial decision regarding CYAPC's filing. This decision called for the disallowance of the common equity return on the CYAPC investment subsequent to the shutdown. The decision also stated that decommissioning collections should continue to be based on a previously approved estimate, with an adjustment for inflation, until a more reliable estimate is developed. In October 1998, both CYAPC and Northeast Utilities, a 49% equity investor in CYAPC, filed briefs on exceptions to the ALJ decision. The case is still pending before the FERC. If the initial decision is upheld by the FERC, CYAPC could be required to write off a portion of its investment in the generating unit and refund a portion of the previously collected return on investment to ratepayers. Management is currently unable to determine the ultimate outcome of this proceeding. However, the estimate of the effect of the ALJ's initial decision does not have a material impact on its consolidated financial position or results of operations.

NSTAR has a 4% equity investment in the Maine Yankee Atomic Power Company (Maine Yankee). In 1997 the board of directors of Maine Yankee voted to discontinue operations of the Maine Yankee nuclear generating station permanently and decommission the facility.

NSTAR's share of Maine Yankee's remaining decommissioning is approximately $28 million as of December 31, 1999. This estimate is recorded on the accompanying Consolidated Balance Sheets as a power contract liability and an offsetting regulatory asset.

3.   Nuclear Insurance

Under the Price-Anderson Act (the Act), owners of nuclear power plants have the benefit of approximately $9.5 billion of public liability coverage that would compensate the public for covered bodily injury and property loss in the event of an accident at a commercial nuclear power plant. The first $200 million of nuclear liability is covered by commercial insurance. Additional nuclear liability insurance up to $9.3 billion is provided by a retrospective assessment of up to $88.1 million per incident levied on each of the 106 nuclear generating units currently licensed to operate in the United States, with a maximum assessment of $10 million per incident per year.

NSTAR has an equity ownership interest in four nuclear generating facilities as well as a 3.52% joint-ownership interest in Seabrook 1. The operators of these units maintain nuclear insurance coverage (on behalf of the owners of the facilities) with either Nuclear Electric Insurance Limited (NEIL), a combination of NEIL and the American Nuclear Insurers (ANI) or ANI only depending on the limit of insurance required to be maintained. NEIL provides $2.25 billion of property, boiler, machinery and decontamination insurance coverage, including accidental premature decommissioning insurance. All companies insured with NEIL are subject to retroactive assessments. ANI provides $500 million of "all risk" property damage, boiler, machinery and decontamination insurance. Three of the four units in which NSTAR has an equity ownership interest have permanently ceased operations. The Nuclear Regulatory Commission has approved each of these units' requests to withdraw from participation in the financial protection insurance program of the act and reduce their limits of property insurance.

Based on its various ownership interests in the five nuclear generating facilities, NSTAR's retrospective premium could be $600,000 annually or a cumulative total of $5.3 million under the Act.

4.   Environmental Matters

The utility subsidiaries of NSTAR are involved in approximately 30 properties where oil or hazardous materials were previously spilled or released. As such, the companies are required to clean up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. NSTAR's subsidiaries also face possible liability as a potentially responsible party in the cleanup of six multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. NSTAR currently expects to have only a small percentage of the total potential liability for these sites. Approximately $6.6 million is included in the December 31, 1999 Consolidated Balance Sheets related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

Public concern continues regarding Electro Magnetic Fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. Such concerns have included the possibility of adverse health effects caused by EMF as well as perceived effects on property values. NSTAR continues to support research into the subject and participates in the funding of industry-sponsored studies. It is aware that public concern regarding EMF in some cases has resulted in litigation, in opposition to existing or proposed facilities in proceedings before regulators or in requests for legislation or regulatory standards concerning EMF levels. It has addressed issues relative to EMF in various legal and regulatory proceedings and in discussions with customers and other concerned persons. However, to date it has not been significantly affected by these developments. NSTAR continues to monitor all aspects of the EMF issue.

ComGas is participating in the assessment of a number of former Manufactured Gas Plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether ComGas may be responsible for remedial action. As of December 31, 1999, ComGas has recorded a liability and corresponding regulatory asset amounting to $2.2 million as an estimate for site cleanup costs for several MGP sites for which ComGas was previously cited as a Potentially Responsible Party. The MDTE has approved recovery of costs associated with MGP sites.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. NSTAR is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of NSTAR's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have material adverse effect on NSTAR's results of operations or financial position.

5.   Generating Unit Performance Program

The MDTE's generating unit performance programs ceased March 1, 1998. Under these programs the recovery of incremental purchased power costs resulting from generating unit outages occurring through the retail access date was subject to review by the MDTE. However, proceedings relative to generating unit performance remain pending before the MDTE. These proceedings will include the review of replacement power costs associated with the shutdown of the Connecticut Yankee nuclear electric generating unit that is discussed in item 2. Management is unable to fully determine a range of reasonably possible disallowance costs in excess of amounts accrued. Based on its assessment of the information currently available, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position. However, it is reasonably possible that additional provisions for disallowance costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

6.   Legal Proceedings

Industry and corporate restructuring legal proceedings

The MDTE order approving the Boston Edison restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court. One settlement agreement appeal remains pending; however, there has to date been no briefing, hearing or other action taken with respect to this proceeding.

In addition, along with other Massachusetts investor-owned utilities, NSTAR utility subsidiaries have been named as a defendant in a class action suit seeking to declare certain provisions of the Massachusetts electric industry restructuring legislation unconstitutional.

Management is currently unable to determine the outcome of these outstanding proceedings. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Regulatory proceedings

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order that permitted the formation of BETG and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearings were completed in the first half of 1999.

Management is currently unable to determine the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

Other litigation

In October 1998, the town of Plymouth, Massachusetts, the site of Pilgrim Station, filed suit against Boston Edison. The town claimed that Boston Edison had wrongfully failed to execute an agreement with the town for payments in addition to taxes due to the town under the Massachusetts Electric Restructuring Law. Boston Edison and the town settled the suit and agreed on a 15-year $141 million property tax package in March 1999. Payments in each of the first four years are approximately $15 million after which payments gradually decline. All payments under this agreement will be recovered from customers through the transition charge.

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

Note N. Long-Term Power Contracts for the Purchase of Electricity

1.   Energy Agreements

NSTAR on behalf of Boston Edison, Cambridge Electric Light Company and ComElectric entered into a six-month agreement effective January 1, 2000 to transfer all of the unit output entitlements in long-term power purchase contracts to Select Energy (Select), a subsidiary of Northeast Utilities. In return, Select will provide full energy service requirements, including NEPOOL capability responsibilities, at FERC approved tariff rates through June 30, 2000. NSTAR's 1999 proportionate share of capacity and total cost reflects four months of the COM/Energy subsidiaries from the date of the merger.

Information relating to the contracts as of December 31, 1999 is as follows:


                                                      proportionate share  (in thousands)
                                  Units of           ------------------------------------
                  Range of        Capacity                      Capacity Charge
                  Contract        Purchased            1999        Obligation        1999
Fuel Type of     Expiration     -------------        Capacity   Through Contract    Total
Generating Unit     Dates        %        MW           Cost     Expiration Date      Cost
-----------------------------------------------------------------------------------------
Natural Gas       2008-2017  11.1-100  28.8-135     $ 94,625    $1,585,675       $258,838
Nuclear           2004-2026   2.3-8.9  40.9-747.1     16,624       691,741         93,719
Waste-to-energy      2015       100      76.9           -             -            14,393
Hydro             2014-2023     100     1.3-20          -             -             3,680
Oil               2002-2019   50-100     34-282       13,719        99,553         39,020
-----------------------------------------------------------------------------------------
     Total                                          $124,968    $2,376,969       $409,650
=========================================================================================

Energy is paid for based on a price per kWh actually received. In 1999, NSTAR's retail distribution companies did not pay a proportionate share of capital and fixed operating costs for 1,121.4 MW purchased.

NSTAR's total fixed and variable costs associated with these contracts in 1999, 1998 and 1997 were approximately $410 million, $267 million and $288 million, respectively. NSTAR's capacity charge obligation under these contracts for the years after 1999 are as follows:

                                         Capacity Charge
(in thousands)                                Obligation
--------------------------------------------------------
2000                                          $  179,979
2001                                             160,648
2002                                             159,832
2003                                             147,505
2004                                             147,538
Years thereafter                               1,581,467
--------------------------------------------------------
     Total                                    $2,376,969
========================================================

2.   Natural Gas Contracts

ComGas has various contractual agreements covering the transportation of natural gas, underground storage facilities and the purchase of natural gas, which are recoverable under ComGas' CGAC. These contracts expire at various times from 2003 to 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

Not applicable.

                                   Part III

Item 10. Trustees and Executive Officers of the Registrant

(a)  Identification of Trustees

Information required by this item is incorporated herein by reference to the Notice of Year 2000 Annual Meeting, Proxy Statement and 1999 Financial Information dated March 30, 2000 on pages 3, 4 and 5.

(b)  Identification of Officers

Information required by this item is included in Item 4.A.


Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the Notice of 2000 Annual Meeting, Proxy Statement and 1999 Financial Information dated March 30, 2000. Pages 7-14

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the Notice of 2000 Annual Meeting, Proxy Statement and 1999 Financial Information dated March 30, 2000. Pages 1 and 6

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the Notice of 2000 Annual Meeting, Proxy Statement and 1999 Financial Information dated March 30, 2000. Pages 9 and 10

                                   Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Form 10-K:

1.   Financial Statements:

                                                                            Page
Consolidated Statements of Income for the years ended
December 31, 1999, 1998 and 1997                                             34

Consolidated Statements of Retained Earnings for the
years ended December 31, 1999, 1998 and 1997                                 35

Consolidated Balance Sheets as of December 31, 1999 and 1998                 36

Consolidated Statements of Cash Flows for the years
ended December 31, 1999, 1998 and 1997                                       37

Notes to Consolidated Financial Statements                                   38

Selected Consolidated Quarterly Financial Data (Unaudited)                   17

Report of Independent Accountants                                            81

2.  Financial Statement Schedules:

Schedule II - Valuation and Qualifying accounts - years ended December 31,
1999, 1998 and 1997.                                                         78

3.  Exhibits:

Refer to the exhibits listing beginning on the following page.

(b)  Reports on Form 8-K:

     None

                               NSTAR (Registrant)

INCORPORATION HEREIN BY REFERENCE
---------------------------------
2.1 Amended and Restated Agreement and Plan of Merger, dated as of December 5, 1998, amended and restated as of May 4, 1999, by and among BEC Energy, Commonwealth Energy System, NSTAR, BEC Acquisition LLC and CES Acquisition LLC (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus, Registration Statement on Form S-4 of NSTAR (No. 333-78285)).

3.1 Declaration of Trust of NSTAR (incorporated by reference to Annex D to the Joint Proxy Statement/Prospectus, which forms part of this Registration Statement on Form S-4 of NSTAR (No. 333-78285)).

3.2       Bylaws of NSTAR (attached as Annex E to the Joint Proxy
          Statement/Prospectus, which forms part of this Registration
          Statement).

4.0 Instruments Defining the Rights of Security Holders, Including Indentures. Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of the Registrant and its subsidiaries defining the rights of holders of any long-term debt not exceed 10% of total assets.

4.1 Indenture dated as of January 12, 2000 between NSTAR and Bank One Trust Company N.A. (incorporated by reference, Exhibit 4.1 to NSTAR Registration Statement on Form S-3, File No. 333-94735)

FILED HEREIN
------------
21        Subsidiaries of Registrant.

27        Schedule UT.

                       BEC Energy and Subsidiaries of BEC
                       ----------------------------------

FILED HEREIN
------------
10.13 License Agreement between Boston Edison Company and Becocom, Inc., June 17, 1997. Incorporated herein by Reference.

INCORPORATED HEREIN BY REFERENCE
--------------------------------
10.14 Chilled Water Service Agreement between Northwind Boston LLC and Prucenter Acquisition LLC, March 23, 1999.

3.1 Boston Edison Restated Articles of Organization (Form 10-Q for the quarter ended June 30, 1994, File No. 1-2301).

3.2 Boston Edison Company Bylaws April 19, 1977, as amended January 22, 1987, January 28, 1988, May 28, 1988, and November 22, 1989 (Form 10-Q
          for the quarter ended June 30, 1990, File No. 1-2301).

4.1 Medium-Term Notes Series A - Indenture dated September 1, 1988, between Boston Edison Company and Bank of Montreal Trust Company (Form 10-Q for the quarter ended September 30, 1988, File No. 1-2301).

4.1.1 First Supplemental Indenture dated June 1, 1990 to Indenture dated September 1, 1988 with Bank of Montreal Trust Company.

          9 7/8% debentures due June 1, 2020. (Form 8-K dated June 28, 1990,
          File No. 1-2301)

4.1.26    Indenture of Trust and Agreement among the City of Boston,
          Massachusetts (acting by and through its Industrial Development
          Financing Authority) and Harbor Electric Energy Company and Shawmut
          Bank, N.A., as Trustee, dated November 1, 1991 (Form 10-K for the year end December 31 1991, File No. 1-2301)

4.1.27    Votes of the Pricing Committee of the Board of Directors of Boston
          Edison Company taken August 5, 1991 re 9 3/8% debentures due August
          15, 2021 (Form 10-K for the year ended December 31, 1991, File No.
          1-2301)

4.1.25    Votes of the Pricing Committee of the Board of Directors of Boston
          Edison Company taken September 10, 1992 re 8 1/4% debentures due
          September 15, 2022 (Form 10-K for the year ended December 31, 1997,
          File No. 1-2301)

4.1.26    Votes of the Pricing Committee of the Board of Directors of Boston
          Edison Company taken January 27, 1993 re 6/80% debentures due February
          1, 2000 (Form 10-K for the year ended December 31, 1992, File No.
          1-2301)

4.1.27    Votes of the Pricing Committee of the Board of Directors of Boston
          Edison Company taken March 5, 1993 re 6/80% Debentures due March 15,
          2003 and 7.80% debentures due March 15, 2023 (Form 10-K for the year ended December 31, 1992, File No. 1-2301)

4.1.28    Votes of the Pricing Committee of the Board of Directors of Boston
          Edison Company taken August 18,1993 re 6.05% debentures due August 15,
          2000 (Form 10-K for year ended December 31, 1993, File No. 1-2301)

4.1.9     Votes of the Pricing Committee of the Board of Directors of Boston
          Edison Company taken May 10, 1995 re 7.80% debentures due May 15, 2010
          (Form 10-K for the year ended December 31, 1995, File No. 1-2301)

10.3.1 Key Executive Benefit Plan Standard Form of Agreement, May 1986, with modifications (Form 10-K for the year ended December 31, 1991, File
          No. 1-2301, File No. 1-2301)

10.5 Executive Annual Incentive Compensation Plan (Form 10-K for the year ended December 31, 1988, File No. 1-2301)

10.1 Supplemental Executive Retirement Plan (Form 10-Q for the quarter ended June 10, 1997, File No. 1-2301)

10.2      1997 Stock Incentive Plan (Form 10-Q for the quarter ended June 30,
          1997, File No. 1-2301)

10.11     Boston Edison Company Deferred Fee Plan dated January 14, 1993 (Form
          10-K for year ended December 31, 1992, File No. 1-2301)

10.10     Deferred Compensation Trust between Boston Edison Company and State
          Street Bank and Trust Company dated February 2, 1993 (Form 10-K for the year ended December 31, 1992, File No. 1-2301)

10.5.1    Amendment No. 1 to Deferred Compensation Trust dated March 31, 1994
          (Form 10-K for the year ended December 31, 1994)

10.9      Boston Edison Company Deferred Compensation Plan, Amendment and
          Restatement dated January 31, 1995 (Form 10-K for the year ended
          December 31, 1994, File No. 1-2301)

10.10     Employment Agreement Applicable to Ronald A. Ledgett dated April 30,
          1987 (Form 10-K for the year ended December 31, 1994, File No. 1-2301

10.3      Form of Change in Control Agreement applicable to Ronald A. Ledgett,
          James J. Judge and certain other officers dated July 9, 1996
          (Form 10-Q for the quarter ended June 30, 1996, File No. 1-2301)

10.12     Boston Edison Company Restructuring Settlement Agreement dated July
          1997 (Form 10-K for the year ended December 31, 1997, File No. 1-2301)

10.1      Boston Edison Company and Sithe Energies, Inc. Purchase and Sale and
          Transition Agreements dated December 10, 1997 (Form 10-Q for the quarter ended March 31, 1998, File No. 1-2301)

10.11 Boston Edison Company Directors' Deferred Fee Plan Restatement effective October 1, 1998 (Form 10-K for the year ended December 31,
          1999, File No. 1-2301)

10.12 Boston Edison Company and Entergy Nuclear Generation Company Purchase and Sale Agreement dated November 18, 1998 (Form 10-K for the year ended December 31, 1999, File No. 1-2301)

21.1 Boston Edison Company (incorporated in Massachusetts), a wholly owned subsidiary of BEC Energy

21.2 Boston Energy Technology Group, Inc. (incorporated in Massachusetts), a wholly owned subsidiary of BEC Energy

21.3 Harbor Electric Energy Company (incorporated in Massachusetts), a wholly owned subsidiary of Boston Edison Company.

99.1      Settlement Agreement between Boston Edison Company and Commonwealth
          Electric Company, Montaup Electric Company and the Municipal Light
          Department of the Town of Reading, Massachusetts, dated January 5,
          1990 (Form 8-K dated December 21, 1989, File No. 1-2301).

99.2      Settlement Agreement between Boston Edison Company and City of Holyoke
          Gas and City of Holyoke Gas and Electric Department et. al., dated
          April 26, 1990 (Form 10-Q for the quarter ended March 31, 1990, File
          No. 1-2301).

99.3 Information required by SEC Form 11-K for certain employee benefit plans for the years ended December 31, 1997, 1996 and 1995 (Form
          10-K/A Amendments to Form 10-K for the years December 31, 1997, 1996 and 1995 dated June 25, 1998, June 26, 1997 and June 27, 1996 respectively.

                           Commonwealth Energy System
                           --------------------------

INCORPORATED HEREIN BY REFERENCE
--------------------------------

4.1.1     CES Note Agreement ($40 Million Privately Placed Senior Notes) dated
          June 28, 1989 (Exhibit 1 to the CES Form 10-Q (September 1989), File
          No. 1-7316).

                        Cambridge Electric Light Company
                        --------------------------------

INCORPORATED HEREIN BY REFERENCE
--------------------------------

4.2.1     Original Indenture on Form S-1 (April, 1949) (Exhibit 7(a), File No.
          2-7909).

4.2.2     Third Supplemental on Form 10-K (1984) (Exhibit 1, File No. 2-7909).

4.2.3     Fourth Supplemental on Form 10-K (1984) (Exhibit 2, File No. 2-7909).

4.2.4     Sixth Supplemental on Form 10-Q (June 1989) (Exhibit 1, File No.
          2-7909).

4.2.5     Seventh Supplemental on Form 10-Q (June 1992), (Exhibit 1, File No.
          2-7909).



                            Commonwealth Gas Company
                            ------------------------

INCORPORATED HEREIN BY REFERENCE
--------------------------------
4.4.1     Original Indenture on Form S-1 (Feb., 1949) (Exhibit 7(a), File No.
          2-7820).

4.4.2     Sixteenth Supplemental on Form 10-K (1986) (Exhibit 1, File No.
          2-1647).

4.4.3     Seventeenth Supplemental on Form 10-K (1990) (Exhibit 2, File No.
          2-1647).

4.4.4     Eighteenth Supplemental on Form 10-Q (March 1994) (Exhibit 1, File No.
          2-1647).

4.4.5     Nineteenth Supplemental on Form 10-K (1997) (Exhibit 1, File No.
          2-1647).

10.1      Power contracts.

10.1.1    Power contracts between CEC (Unit 1) and NBGEL and CEL dated
          December 1, 1965 (Exhibit 13(a)(1-4) to the CEC Form S-1,
          File No. 2-30057).


10.1.2 Power contract between Yankee Atomic Electric Company (YAEC) and CEL dated June 30, 1959, as amended April 1, 1975 (Refiled as Exhibit 1 to the 1991 CEL Form 10-K, File No. 2-7909).

10.1.2.1  Second, Third and Fourth Amendments to 10.1.2 as amended October 1,
          1980, April 1, 1985 and May 6, 1988, respectively (Exhibit 2 to the
          CEL Form 10-Q (June 1988), File No. 2-7909).

10.1.2.2  Fifth and Sixth Amendments to 10.1.2 as amended June 26, 1989 and July
          1, 1989, respectively (Exhibit 1 to the CEL Form 10-Q (September
          1989), File No. 2-7909).

10.1.3    Power Contract between YAEC and NBGEL dated June 30, 1959, as amended
          April 1, 1975 (Refiled as Exhibit 2 to the 1991 CE Form 10-K, File No.
          2-7749).

10.1.3.1  Second, Third and Fourth Amendments to 10.1.3 as amended October 1,
          1980, April 1, 1985 and May 6, 1988, respectively (Exhibit 1 to the CE
          Form 10-Q (June 1988), File No. 2-7749).

10.1.3.2  Fifth and Sixth Amendments to 10.1.3 as amended June 26, 1989 and July
          1, 1989, respectively (Exhibit 3 to the CE Form 10-Q (September 1989),
          File No. 2-7749).

10.1.4 Power Contract between Connecticut Yankee Atomic Power Company (CYAPC) and CEL dated July 1, 1964 (Exhibit 13-K1 to the Parent's Form S-1,
          (April 1967) File No. 2-25597).

10.1.4.1 Additional Power Contract providing for extension on contract term between CYAPC and CEL dated April 30, 1984 (Exhibit 5 to the CEL Form
          10-Q (June 1984), File No. 2-7909).

10.1.4.2 Second Supplementary Power Contract providing for decommissioning financing between CYAPC and CEL dated April 30, 1984 (Exhibit 6 to the
          CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.5    Power contract between Vermont Yankee Nuclear Power Corporation
          (VYNPC) and CEL dated February 1, 1968 (Exhibit 3 to the CEL 1984 Form
          10-K, File No. 2-7909).

10.1.5.1 First Amendment dated June 1, 1972 (Section 7) and Second Amendment dated April 15, 1983 (decommissioning financing) to 10.1.5 (Exhibits 1 and 2, respectively, to the CEL Form 10-Q (June 1984), File No.
          2-7909).

10.1.5.2  Third Amendment dated April 1, 1985 and Fourth Amendment dated June 1,
          1985 to 10.1.5 (Exhibits 1 and 2, respectively, to the CEL Form 10-Q
          (June 1986), File No. 2-7909).

10.1.5.3 Fifth and Sixth Amendments to 10.1.5 dated February 1, 1968, both as amended May 6, 1988 (Exhibit 1 to the CEL Form 10-Q (June 1988),
          File No. 2-7909).


10.1.5.4  Seventh Amendment to 10.1.5 dated February 1, 1968, as amended June
          15, 1989 (Exhibit 2 to the CEL Form 10-Q (September 1989), File No.
          2-7909).

10.1.5.5 Additional Power Contract dated February 1, 1984 between CEL and VYNPC providing for decommissioning financing and contract extension
          (Refiled as Exhibit 1 to CEL 1993 Form 10-K, File No. 2-7909).

10.1.6    Power contract between Maine Yankee Atomic Power Company (MYAPC) and
          CEL dated May 20, 1968 (Exhibit 5 to the Parent's Form S-7, File No.
          2-38372).

10.1.6.1  First Amendment dated March 1, 1984 (decommissioning financing) and
          Second Amendment dated January 1, 1984 (supplementary payments) to
          10.1.6 (Exhibits 3 and 4 to the CEL Form 10-Q (June 1984), File No.
          2-7909).

10.1.6.2  Third Amendment to 10.1.6 dated October 1, 1984 (Exhibit 1 to the CEL
          Form 10-Q (September 1984), File No. 2-7909).

10.1.7 Agreement between NBGEL and Boston Edison Company (BECO) for the purchase of electricity from BECO's Pilgrim Unit No. 1 dated August 1,
          1972 (Exhibit 7 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.7.1 Service Agreement between NBGEL and BECO for purchase of stand-by power for BECO's Pilgrim Station dated August 16, 1978 (Exhibit 1 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.7.2  System Power Sales Agreement by and between CE and BECO dated July 12,
          1984 (Exhibit 1 to the CE Form 10-Q (September 1984), File No.
          2-7749).

10.1.7.3  Power Exchange Agreement by and between BECO and CE dated December 1,
          1984 (Exhibit 16 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.7.4  Service Agreement for Non-Firm Transmission Service between BECO and
          CEL dated July 5, 1984 (Exhibit 4 to the CEL 1984 Form 10-K, File No.
          2-7909).

10.1.8    Agreement for Joint-Ownership, Construction and Operation of New
          Hampshire Nuclear Units (Seabrook) dated May 1, 1973 (Exhibit 13(N) to the NBGEL Form S-1 dated October 1973, File No. 2-49013 and as amended below:

10.1.8.1  First through Fifth Amendments to 10.1.8 as amended May 24, 1974, June
          21, 1974, September 25, 1974, October 25, 1974 and January 31, 1975,
          respectively (Exhibit 13(m) to the NBGEL Form S-1 (November 7, 1975),
          File No. 2-54995).

10.1.8.2  Sixth through Eleventh Amendments to 10.1.8 as amended April 18, 1979,
          April 25, 1979, June 8, 1979, October 11, 1979 and December 15, 1979,
          respectively (Refiled as Exhibit 1 to the CEC 1989 Form 10-K, File No.
          2-30057).

10.1.8.3  Twelfth through Fourteenth Amendments to 10.1.8 as amended May 16,
          1980, December 31, 1980 and June 1, 1982, respectively (Filed as
          Exhibits 1, 2, and 3 to the CE 1992 Form 10-K, File No. 2-7749).

10.1.8.4 Fifteenth and Sixteenth Amendments to 10.1.8 as amended April 27, 1984 and June 15, 1984, respectively (Exhibit 1 to the CEC Form 10-Q (June
          1984), File No. 2-30057).

10.1.8.5 Seventeenth Amendment to 10.1.8 as amended March 8, 1985 (Exhibit 1 to the CEC Form 10-Q (March 1985), File No. 2-30057).

10.1.8.6 Eighteenth Amendment to 10.1.8 as amended March 14, 1986 (Exhibit 1 to the CEC Form 10-Q (March 1986), File No. 2-30057).

10.1.8.7 Nineteenth Amendment to 10.1.8 as amended May 1, 1986 (Exhibit 1 to the CEC Form 10-Q (June 1986), File No. 2-30057).

10.1.8.8 Twentieth Amendment to 10.1.8 as amended September 19, 1986 (Exhibit 1 to the CEC 1986 Form 10-K, File No. 2-30057).

10.1.8.9  Twenty-First Amendment to 10.1.8 as amended November 12, 1987 (Exhibit
          1 to the CEC 1987 Form 10-K, File No. 2-30057).

10.1.8.10 Settlement Agreement and Twenty-Second Amendment to 10.1.8, both dated
          January 13, 1989 (Exhibit 4 to the CEC 1988 Form 10-K, File No.
          2-30057).

10.1.9 Purchase and Sale Agreement together with an implementing Addendum dated December 31, 1981, between CE and CEC, for the purchase and sale of the CE 3.52% joint-ownership interest in the Seabrook units, dated
          January 2, 1981 (Refiled as Exhibit 4 to the CE 1992 Form 10-K, File
          No. 2-7749).

10.1.10 Agreement to transfer ownership, construction and operational interest in the Seabrook Units 1 and 2 from CE to CEC dated January 2, 1981
          (Refiled as Exhibit 3 to the 1991 CE Form 10-K, File No. 2-7749).

10.1.11   Power Contract, as amended to February 28, 1990, superseding the Power
          Contract dated September 1, 1986 and amendment dated June 1, 1988, between CEC (seller) and CE and CEL (purchasers) for seller's entire share of the Net Unit Capability of Seabrook 1 and related energy
          (Exhibit 1 to the CEC Form 10-Q (March 1990), File No. 2-30057).

10.1.12 Agreement between NBGEL and Central Maine Power Company (CMP), for the joint-ownership, construction and operation of William F. Wyman Unit
          No. 4 dated November 1, 1974 together with Amendment No. 1 dated June
          30, 1975 (Exhibit 13(N) to the NBGEL Form S-1, File No. 2-54955).

10.1.12.1 Amendments No. 2 and 3 to 10.1.12 as amended August 16, 1976 and
          December 31, 1978 (Exhibit 5(a) 14 to the Parent's Form S-16 (June
          1979), File No. 2-64731).

10.1.13 Agreement between the registrant and Montaup Electric Company (MEC) for use of common facilities at Canal Units I and II and for allocation of related costs, executed October 14, 1975 (Exhibit 1 to the CEC 1985 Form 10-K, File No. 2-30057).

10.1.13.1 Agreement between the registrant and MEC for joint-ownership of Canal
          Unit II, executed October 14, 1975 (Exhibit 2 to the CEC 1985 Form
          10-K, File No. 2-30057).

10.1.13.2 Agreement between the registrant and MEC for lease relating to Canal
          Unit II, executed October 14, 1975 (Exhibit 3 to the CEC 1985 Form
          10-K, File No. 2-30057).

10.1.14 Contract between CEC and NBGEL and CEL, affiliated companies, for the sale of specified amounts of electricity from Canal Unit 2 dated
          January 12, 1976 (Exhibit 7 to the Parent's 1985 Form 10-K, File No.
          1-7316).

10.1.15   Capacity Acquisition Agreement between CEC,CEL and CE dated September
          25, 1980 (Refiled as Exhibit 1 to the 1991 CEC Form 10-K, File No.
          2-30057).

10.1.15.1 Amendment to 10.1.15 as amended and restated June 1, 1993, henceforth referred to as the Capacity Acquisition and Disposition Agreement, whereby Canal Electric Company, as agent, in addition to acquiring power may also sell bulk electric power which Cambridge Electric Light
          Company and/or Commonwealth Electric Company owns or otherwise has the right to sell (Exhibit 1 to Canal Electric's Form 10-Q (September
          1993), File No. 2-30057).

10.1.16   Phase 1 Vermont Transmission Line Support Agreement and Amendment No.
          1 thereto between Vermont Electric Transmission Company, Inc. and certain other New England utilities, dated December 1, 1981 and June
          1, 1982, respectively (Exhibits 5 and 6 to the CE 1992 Form 10-K, File
          No. 2-7749).

10.1.16.1 Amendment No. 2 to 10.1.16 as amended November 1, 1982 (Exhibit 5 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.16.2 Amendment No. 3 to 10.1.16 as amended January 1, 1986 (Exhibit 2 to the CE 1986 Form 10-K, File No. 2-7749).

10.1.17 Power Purchase Agreement between Pioneer Hydropower, Inc. and CE for the purchase of available hydro-electric energy produced by a facility located in Ware, Massachusetts, dated September 1, 1983 (Refiled as
          Exhibit 1 to the CE 1993 Form 10-K, File No. 2-7749).

10.1.18 Power Purchase Agreement between Corporation Investments, Inc. (CI), and CE for the purchase of available hydro-electric energy produced by a facility located in Lowell, Massachusetts, dated January 10, 1983
          (Refiled as Exhibit 2 to the CE 1993 Form 10-K, File No. 2-7749).

10.1.18.1 Amendment to 10.1.18 between CI and Boott Hydropower, Inc., an assignee therefrom, and CE, as amended March 6, 1985 (Exhibit 8 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.19   Phase 1 Terminal Facility Support Agreement dated December 1, 1981,
          Amendment No. 1 dated June 1, 1982 and Amendment No. 2 dated November
          1, 1982, between New England Electric Transmission Corporation (NEET), other New England utilities and CE (Exhibit 1 to the CE Form 10-Q
          (June 1984), File No. 2-7749).

10.1.19.1 Amendment No. 3 to 10.1.19 (Exhibit 2 to the CE Form 10-Q (June 1986),
          File No. 2-7749).

10.1.20   Preliminary Quebec Interconnection Support Agreement dated May 1,
          1981, Amendment No. 1 dated September 1, 1981, Amendment No. 2 dated
          June 1, 1982, Amendment No. 3 dated November 1, 1982, Amendment No. 4 dated March 1, 1983 and Amendment No. 5 dated June 1, 1983 among certain New England Power Pool (NEPOOL) utilities (Exhibit 2 to the CE
          Form 10-Q (June 1984), File No. 2-7749).

10.1.21   Agreement with Respect to Use of Quebec Interconnection dated December
          1, 1981, Amendment No. 1 dated May 1, 1982 and Amendment No. 2 dated
          November 1, 1982 among certain NEPOOL utilities (Exhibit 3 to the CE
          Form 10-Q (June 1984), File No. 2-7749).

10.1.21.1 Amendatory Agreement No. 3 to 10.1.21 as amended June 1, 1990, among certain NEPOOL utilities (Exhibit 1 to the CEC Form 10-Q (September
          1990), File No. 2-30057).

10.1.22 Phase I New Hampshire Transmission Line Support Agreement between NEET and certain other New England Utilities dated December 1, 1981
          (Exhibit 4 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.23   Agreement, dated September 1, 1985, with Respect To Amendment of
          Agreement With Respect To Use Of Quebec Interconnection, dated
          December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form
          10-Q (September 1985), File No. 2-30057).

10.1.24   Agreement to Preliminary Quebec Interconnection Support Agreement -
          Phase II among Public Service Company of New Hampshire (PSNH), New
          England Power Co. (NEP), BECO and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K,
          File No. 2-30057).

10.1.25 Preliminary Quebec Interconnection Support Agreement - Phase II among certain New England electric utilities dated June 1, 1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.25.1 First, Second and Third Amendments to 10.1.25 as amended March 1,
          1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.25.2 Fifth, Sixth and Seventh Amendments to 10.1.25 as amended October 15,
          1987, December 15, 1987 and March 1, 1988, respectively (Exhibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

10.1.25.3 Fourth and Eighth Amendments to 10.1.25 as amended July 1, 1987 and
          August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q
          (September 1988), File No. 2-30057).

10.1.25.4 Ninth and Tenth Amendments to 10.1.25 as amended November 1, 1988 and
          January 15, 1989, respectively (Exhibit 2 to the CEC 1988 Form 10-K,
          File No. 2-30057).

10.1.25.5 Eleventh Amendment to 10.1.25 as amended November 1, 1989 (Exhibit 4 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.25.6 Twelfth Amendment to 10.1.25 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990), File No. 2-30057).

10.1.26   Phase II Equity Funding Agreement for New England Hydro-Transmission
          Electric Company, Inc. (New England Hydro) (Massachusetts), dated June
          1, 1985, between New England Hydro and certain NEPOOL utilities
          (Exhibit 2 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.27   Phase II Massachusetts Transmission Facilities Support Agreement dated
          June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.28   Phase II New Hampshire Transmission Facilities Support Agreement dated
          June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1990, respectively, between New England Hydro-Transmission Corporation (New Hampshire
          Hydro) and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q
          (September 1990), File No. 2-30057).

10.1.29   Phase II Equity Funding Agreement for New Hampshire Hydro, dated June
          1, 1985, between New Hampshire Hydro and certain NEPOOL utilities
          (Exhibit 3 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.29.1 Amendment No. 1 to 10.1.29 dated May 1, 1986 (Exhibit 6 to the CEC
          Form 10-Q (March 1987), File No. 2-30057).

10.1.29.2 Amendment No. 2 to 10.1.29 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.30   Phase II New England Power AC Facilities Support Agreement, dated June
          1, 1985, between NEP and certain NEPOOL utilities (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.30.1 Amendments Nos. 1 and 2 to 10.1.30 as amended May 1, 1986 and February
          1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987),
          File No. 2-30057).

10.1.30.2 Amendments Nos. 3 and 4 to 10.1.30 as amended June 1, 1987 and
          September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q
          (September 1987), File No. 2-30057).

10.1.31 Agreement Authorizing Execution of Phase II Firm Energy Contract, dated September 1, 1985, among certain NEPOOL utilities in regard to participation in the purchase of power from Hydro-Quebec (Exhibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.32 Agreements by and between Swift River Company and CE for the purchase of available hydro-electric energy to be produced by units located in Chicopee and North Willbraham, Massachusetts, both dated September 1,
          1983 (Exhibits 11 and 12 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.33 Power Purchase Agreement by and between SEMASS Partnership, as seller, to construct, operate and own a solid waste disposal facility at its site in Rochester, Massachusetts and CE, as buyer of electric energy and capacity, dated September 8, 1981 (Exhibit 17 to the CE 1984 Form
          10-K, File No. 2-7749).

10.1.33.1 Power Sales Agreement to 10.1.33 for all capacity and related energy produced, dated October 31, 1985 (Exhibit 2 to the CE 1985 Form 10-K,
          File No. 2-7749).

10.1.33.2 Amendment to 10.1.33 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated March
          14, 1990 (Exhibit 1 to the CE Form 10-Q (June 1990), File No. 2-7749).

10.1.33.3 Amendment to 10.1.33 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated May
          24, 1991 (Exhibit 1 to CE Form 10-Q (June 1991), File No. 2-7749).

10.1.34   Power Sale Agreement by and between CE (buyer) and Northeast Energy
          Associated, Ltd. (NEA) (seller) of electric energy and capacity, dated
          November 26, 1986 (Exhibit 1 to the CE Form 10-Q (March 1987), File
          No. 2-7749).

10.1.34.1 First Amendment to 10.1.34 as amended August 15, 1988 (Exhibit 1 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.34.2 Second Amendment to 10.1.34 as amended January 1, 1989 (Exhibit 2 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.34.3 Power Sale Agreement dated August 15, 1988 between NEA and CE for the purchase of 21 MW of electricity (Exhibit 2 to the CE Form 10-Q
          (September 1988), File No. 2-7749).

10.1.34.4 Amendment to 10.1.34.3 as amended January 1, 1989 (Exhibit 3 to the CE
          1988 Form 10-K, File No. 2-7749).

10.1.35 Power Purchase Agreement and First Amendment, dated September 5, 1989 and August 3, 1990, respectively, by and between Commonwealth Electric
          (buyer) and Dartmouth Power Associates Limited Partnership (seller), whereby buyer will purchase all of the energy (67.6 MW) produced by a single gas turbine unit (Exhibit 1 to the CE Form 10-Q (June 1992),
          File No. 2-7749).

10.1.35.1 Second Amendment, dated June 23, 1994, to 10.1.50 by and between
          Commonwealth Electric Company and Dartmouth Power Associates, L.P.
          dated September 5, 1989 (Exhibit 4 to the CE Form 10-Q (June 1995),
          File No. 2-7749).

10.1.36   Power Purchase Agreement by and between Masspower (seller) and
          Com-monwealth Electric Company (buyer) for a 11.11% entitlement to the electric capacity and related energy of a 240 MW gas-fired cogen-eration facility, dated February 14, 1992 (Exhibit 1 to
          Common-wealth Electric's Form 10-Q (September 1993), File No. 2-7749).

10.1.37 Power Sale Agreement by and between Altresco Pittsfield, L.P. (seller) and Commonwealth Electric Company (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogeneration facility, dated February 20, 1992 (Exhibit 2 to
          Commonwealth Electric's Form 10-Q (September 1993), File No. 2-7749).

10.1.37.1 System Exchange Agreement by and among Altresco Pittsfield, L.P.,
          Cambridge Electric Light Company, Commonwealth Electric Company and
          New England Power Company, dated July 2, 1993 (Exhibit 3 to
          Commonwealth Electric's Form 10-Q (September 1993), File No 2-7749).

10.1.37.2 Power Sale Agreement by and between Altresco Pittsfield, L. P.
          (seller) and Cambridge Electric Light Company (Cambridge Electric)
          (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogeneration facility, dated February 20, 1992 (Exhibit 1 to Cambridge Electric's Form 10-Q (September 1993),
          File No. 2-7909).

10.1.37.3 First Amendment, dated November 7, 1994, to 10.1.37 by and between
          Commonwealth Electric Company and Altresco Pittsfield, L.P. dated
          February 20, 1992 (Filed as Exhibit 3 to Commonwealth Electric
          Company's Form 10-Q (June 1995), File 2-7749).

10.1.37.4 First Amendment, dated November 7, 1994, to 10.1.37.2 by and between
          Cambridge Electric Light Company and Altresco Pittsfield, L.P. dated
          February 20, 1992 (Filed as Exhibit 2 to Cambridge Electric Light
          Company's Form 10-Q (June 1995), File 2-7909).

10.2.1 Transportation Agreement between CNG and CG to provide for transportation of natural gas on a daily basis from Steuben Gas
          Storage Company to TGP (Exhibit 10 to the CG 1991 Form 10-K, File No.
          2-1647).

10.3.1    Pension Plan for Employees of Commonwealth Energy System and
          Subsidiary Companies as amended and restated January 1, 1993 (Exhibit
          1 to CES Form 10-Q (September 1993), File No. 1-7316).

10.3.2    Employees Savings Plan of Commonwealth Energy System and Subsid-iary
          Companies as amended and restated January 1, 1993 (Exhibit 2 to CES
          Form 10-Q (September 1993), File No. 1-7316).

10.3.2.1  First Amendment to 10.3.2, effective October 1, 1994. (Exhibit 1 to
          CES Form S-8 (January 1995), File No. 1-7316).

10.3.2.2  Second Amendment to 10.3.2, effective April 1, 1996 (Exhibit 1 to CES
          Form 10-K/A Amendment No. 1 (April 30, 1996), File No. 1-7316).

10.3.2.3  Third Amendment to 10.3.2, effective January 1, 1997 (Exhibit 1 to CES
          Form 10-K/A Amendment No. 1 (April 29, 1997), File No. 1-7316).

10.3.3 New England Power Pool Agreement (NEPOOL) dated September 1, 1971 as amended through August 1, 1977, between NEGEA Service Corporation, as agent for CEL, CEC, NBGEL, and various other electric utilities operating in New England together with amendments dated August 15, 1978, January 31, 1979 and February 1, 1980. (Exhibit 5(c)13 to New
          England Gas and Electric Association's Form S-16 (April 1980), File
          No. 2-64731).

10.3.3.1 Thirteenth Amendment to 10.3.3 as amended September 1, 1981 (Refiled as Exhibit 3 to the Parent's 1991 Form 10-K, File No. 1-7316).

10.3.3.2  Fourteenth through Twentieth Amendments to 10.3.3 as amended December
          1, 1981, June 1, 1982, June 15, 1983, October 1, 1983, August 1, 1985,
          August 15, 1985 and September 1, 1985, respectively (Exhibit 4 to the
          CES Form 10-Q (September 1985), File No. 1-7316).

10.3.3.3  Twenty-first Amendment to 10.3.3 as amended to January 1, 1986
          (Exhibit 1 to the CES Form 10-Q (March 1986), File No. 1-7316).

10.3.3.4  Twenty-second Amendment to 10.3.3 as amended to September 1, 1986
          (Exhibit 1 to the CES Form 10-Q (September 1986), File No. 1-7316).

10.3.3.5  Twenty-third Amendment to 10.3.3 as amended to April 30, 1987 (Exhibit
          1 to the CES Form 10-Q (June 1987), File No. 1-7316).

10.3.3.6 Twenty-fourth Amendment to 10.3.3 as amended March 1, 1988 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.3.3.7 Twenty-fifth Amendment to 10.3.3. as amended to May 1, 1988 (Exhibit 1 to the CES Form 10-Q (March 1988), File No. 1-7316).

10.3.3.8 Twenty-sixth Agreement to 10.3.3 as amended March 15, 1989 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.3.3.9  Twenty-seventh Agreement to 10.3.3 as amended October 1, 1990 (Exhibit
          3 to the CES 1990 Form 10-K, File No. 1-7316).

10.3.3.10 Twenty-eighth Agreement to 10.3.3 as amended September 15, 1992
          (Exhibit 1 to the CES Form 10-Q (September 1994), File No. 1-7316).

10.3.3.11 Twenty-ninth Agreement to 10.3.3 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316).

10.3.4 Guarantee Agreement by CEL (as guarantor) and MYA Fuel Company (as initial lender) covering the unconditional guarantee of a portion of the payment obligations of Maine Yankee Atomic Power Company under a loan agreement and note initially between Maine Yankee and MYA Fuel
          Company (Exhibit 3 to the CEL Form 10-K for 1985, File No. 2-7909).


                                                                   SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997

                            (Dollars in Thousands)



                                                           Additions
                                                  ---------------------------
                                 Balance at        Provisions                      Deductions         Balance
                                 Beginning         Charged to                       Accounts          at End
Description                       of Year          Operations       Recoveries     Written Off        of Year
-----------                     ----------        -----------      ----------     ------------       --------

                                           Year Ended December 31, 1999
                                           ----------------------------
Allowance for
  Doubtful Accounts             $14,158(a)         $23,098           $5,260          $20,089           $22,427
                                           Year Ended December 31, 1998
                                           ----------------------------
Allowance for
  Doubtful Accounts             $10,228            $ 9,555           $4,242          $14,959           $ 9,066
                                           Year Ended December 31, 1997
                                           ----------------------------
Allowance for
  Doubtful Accounts             $ 2,000            $24,884           $3,593          $20,249           $10,228

(a) The beginning balance includes $5,092,000 that relates to COM/Energy's reserve balance at the merger date of August 25, 1999.

FORM 10K                             NSTAR                     DECEMBER 31, 1999

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NSTAR


                                  By:     /s/ James J. Judge
                                     ---------------------------------------
                                          James J. Judge
                                          Senior Vice President, Chief
                                          Financial Officer and Treasurer


                                  Date: March 25, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March 2000.


   /s/ Thomas J. May                           Chairman of the Board
-----------------------------------            and Chief Executive Officer
         Thomas J. May


   /s/ Robert J. Weafer, Jr.                   Vice President, Controller and
-----------------------------------            Chief Accounting Officer
         Robert J. Weafer, Jr.


   /s/ Kevin C. Bryant                         Trustee
-----------------------------------
         Kevin C. Bryant


   /s/ Sheldon A. Buckler                      Trustee
-----------------------------------
         Sheldon A. Buckler


   /s/ Gary L. Countryman                      Trustee
-----------------------------------
         Gary L. Countryman


                                               Trustee
-----------------------------------
         Peter H. Cressy


   /s/ Thomas G. Dignan, Jr.                   Trustee
-----------------------------------
         Thomas G. Dignan, Jr.

                                               Trustee
-----------------------------------
         Richard J. Egan


                                               Trustee
-----------------------------------
         Betty L. Francis


   /s/ Charles K. Gifford                      Trustee
-----------------------------------
         Charles K. Gifford


   /s/ Nelson S. Gifford                       Trustee
-----------------------------------
         Nelson S. Gifford


   /s/ Matina S. Horner                        Trustee
-----------------------------------
         Matina S. Horner


   /s/ Franklin M. Hundley                     Trustee
-----------------------------------
         Franklin M. Hundley


   /s/ Paul A. La Camera                       Trustee
-----------------------------------
         Paul A. La Camera


   /s/ Thomas J. May                           Trustee
-----------------------------------
         Thomas J. May


   /s/ William J. O'Brien                      Trustee
-----------------------------------
         William J. O'Brien


   /s/ Sherry H. Penney                        Trustee
-----------------------------------
         Sherry H. Penney


                                               Trustee
-----------------------------------
         Herbert Roth Jr.


                                               Trustee
-----------------------------------
         Stephen J. Sweeney


   /s/ Gerald L. Wilson                        Trustee
-----------------------------------
         Gerald L. Wilson


   /s/ Russell D. Wright                       Trustee
-----------------------------------
         Russell D. Wright

                        Report of Independent Accountants

To the Board of Directors and Shareholders of NSTAR:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 63 and listed in the index appearing under
Item 14(a)(2) on page 63, respectively, present fairly, in all material respects, the financial position of NSTAR and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(1) on page 63 and listed in the index appearing under Item 14(a)(2) on page 63, respectively, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Boston, Massachusetts
January 26, 2000

Selected Consolidated Financial Statistics (Unaudited)

                                                  1999(a)           1998              1997              1996               1995
--------------------------------------------------------------------------------------------------------------------------------
Operating revenues (000)                   $ 1,851,427       $ 1,622,515       $ 1,776,233       $ 1,666,303         $ 1,628,503
Earnings available for
 common (000)                              $   140,503       $   132,281       $   131,493       $   126,181         $    96,739(b)
Per common share:
  Earnings                                 $      2.77       $      2.76       $      2.71       $      2.61(a)      $      2.08(b)
  Dividends declared                       $     1.955       $     1.880       $     1.880       $     1.835         $     1.775
  Dividends paid                           $      1.94       $      1.88       $      1.88       $      1.82              $$1.76
  Book value                               $     26.25       $     22.13       $     21.37       $     20.61         $     20.11
Payout ratio                                        70%               68%               69%               72%                 88%(b)
Return on average common
 equity                                           11.7%             12.3%             12.4%             12.4%               10.0%
Year-end dividend yield                            4.9%              4.7%              5.0%              7.0%                6.4%
Fixed charge coverage (SEC)                       2.32              2.74              2.50              2.91                2.38
Capitalization:
  Total debt                                        47%               48%               51%               52%                 54%
  Preferred equity                                   3%                4%                7%                8%                  8%
  Common equity                                     50%               48%               42%               40%                 38%
Long-term debt (000)                       $   986,843       $   955,563       $ 1,057,076       $ 1,058,644         $ 1,160,223
Mandatory redeemable
 preferred stock (000)                     $    49,279       $    49,040       $    80,093       $    83,465         $    86,837
Total assets (000)                         $ 5,483,013       $ 3,213,899       $ 3,622,347       $ 3,729,291         $ 3,637,170
Internal generation after
 dividends (000)                           $   276,636       $   116,002       $   240,362       $   257,446         $   184,492
Plant expenditures (000)                   $   154,295       $   120,202       $   114,110       $   145,347         $   180,822
Internal generation                                174%               97%              211%              177%                102%
Common shares outstanding:
  Weighted average                          50,795,874        47,973,402        48,514,958        48,264,734          46,591,662
  Year-end                                  58,059,646        47,184,073        48,514,973        48,509,537          48,003,178
Stock price:
  High                                         $44 5/8         $44 15/16           $38 3/8           $30 1/8             $29 1/2
  Low                                         $36 7/16          $35 1/16           $24 5/8           $21 3/4             $23 1/8
  Year-end                                     $40 1/2          $41 3/16           $37 7/8           $26 7/8             $29 1/2
Year-end market
 value (000)                               $ 2,351,416       $ 1,943,394       $ 1,837,505       $ 1,303,694         $ 1,416,094
Trading volume
 (shares)                                   20,131,700        33,574,000        37,732,900        41,105,700          23,078,900
Market/book ratio
 (year-end)                                       1.52              1.85              1.71              1.26                1.43
Price/earnings ratio
 (year-end)                                       14.6              14.9              14.0              10.3                14.2(b)
Number of utility employees
 At year-end                                     3,381             2,919             3,227             3,362               3,812

(a) Due to the application of the purchase method of accounting, the results for 1999 reflect 8 months of BEC energy and 4 months of NSTAR.

(b)  Amounts excluding $34 million pre-tax restructuring charge:

     Earnings available
      for common (000)         $  117,403
     Earnings                  $     2.52
     Payout ratio                      72%
     Return on average
      common equity                  12.2%
     Price/earnings ratio            11.7

Certain reclassifications and recalculations were made to the data reported in prior years to conform with the method of presentation used in 1997.