Form 10-Q
period 2000-03-31
NSTAR/MA
filed 2000-05-15
CIK 1035675

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________


                        Commission file number 1-14768

                                     NSTAR
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Massachusetts                                        04-3466300
-------------                                        ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


800 Boylston Street, Boston, Massachusetts           02199
------------------------------------------           -----
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:   (617)-424-2000
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

Yes     x    No ____
       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at May 1, 2000
-----                                        --------------------------
Common Shares, $1 par value                    55,976,546 shares

Part I -Financial Information
Item 1. Financial Statements
----------------------------
                                     NSTAR
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                   (in thousands, except per share amounts)


                                                  Three Months Ended March 31,
                                                     2000             1999
                                                  ----------       -----------
Operating revenues                                $  665,262       $   371,870
                                                  ----------       -----------
Operating expenses:
  Fuel, purchased power and cost of gas sold         340,876           153,188
  Operations and maintenance                         117,211            79,631
  Depreciation and amortization                       58,292            47,501
  Demand side management and renewable energy
   programs                                           18,165            13,268
  Taxes - property and other                          25,872            20,507
  Income taxes                                        25,445            14,046
                                                  ----------       -----------
   Total operating expenses                          585,861           328,141
                                                  ----------       -----------

Operating income                                      79,401            43,729

Other income(expense), net                             3,495            (2,485)
                                                  ----------       -----------
Operating and other income                            82,896            41,244
                                                  ----------       -----------
Interest charges:
 Long-term debt                                       21,592            19,458
 Transition property securitization certificates      11,946               --
 Other                                                13,057             2,670
 Allowance for borrowed funds used during
  construction                                          (798)             (446)
                                                  ----------       -----------
   Total interest charges                             45,797            21,682
                                                  ----------       -----------

Net income                                            37,099            19,562
Preferred stock dividends of subsidiary                1,490             1,490
                                                  ----------       -----------
Earnings available for common shareholders        $   35,609       $    18,072
                                                  ==========       ===========

Weighted average common shares outstanding:
 Basic                                                57,262            46,946
                                                  ==========        ==========
 Diluted                                              57,402            47,092
                                                  ==========        ==========
Earnings per common share:
 Basic and diluted                                $     0.62        $     0.38
                                                  ==========        ==========

Dividends declared per common share               $     0.50        $    0.485
                                                  ==========        ==========

           Condensed Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                                (in thousands)


                                                  Three Months Ended March 31,
                                                     2000             1999
                                                  ----------       -----------
Net income                                        $   37,099       $    19,562
Other comprehensive income, net:
 Unrealized gain on investments                       23,454            10,728
                                                  ----------       -----------
Comprehensive income                              $   60,553       $    30,290
                                                  ==========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                     NSTAR
            Condensed Consolidated Statements of Retained Earnings
                                  (Unaudited)
                                (in thousands)


                                                  Three Months Ended March 31,
                                                       2000          1999
                                                    ----------   -------------
Balance at the beginning of the period              $389,989       $360,509
  Net income                                          37,099         19,562
Dividends declared:
  Common shares                                      (28,246)       (22,476)
  Preferred stock                                     (1,490)        (1,490)
                                                    --------       --------
    Subtotal                                         397,352        356,105
                                                    --------       --------
Provision for preferred stock redemption
  and issuance costs                                     (60)           (60)
Common share repurchase program                       (2,385)           --
                                                    --------       --------
Balance at the end of the period                    $394,907       $356,045
                                                    ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                                     NSTAR
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                   (Unaudited)
                                                    March 31,    December 31,
                                                       2000          1999
                                                    ----------   -------------
Assets
------
Utility plant in service, at original cost          $3,804,344     $ 3,787,295
 Less: accumulated depreciation                      1,335,828       1,303,893
                                                    ----------     -----------
                                                     2,468,516       2,483,402
Construction work in progress                           82,649          67,217
                                                    ----------     -----------
  Net utility plant                                  2,551,165       2,550,619

Nonutility property                                    110,933         115,270

Goodwill                                               482,927         485,990
Equity investments                                     142,811         173,290
Other investments                                      231,675          69,942

Current assets:
 Cash and cash equivalents                               9,310         168,599
 Restricted cash                                       145,979         147,941
 Accounts receivable                                   402,439         392,702
 Accrued unbilled revenues                              29,520          34,013
 Materials and supplies, at average cost                34,511          48,756
 Prepaid expenses and other                            319,862         251,222
                                                    ----------     -----------
  Total current assets                                 941,621       1,043,233
                                                    ----------     -----------
Regulatory assets                                      887,579         879,547

Other deferred debits                                  182,437         164,997
                                                    ----------     -----------

  Total assets                                      $5,531,148     $ 5,482,888
                                                    ==========     ===========





The accompanying notes are an integral part of the consolidated financial statements.

                                     NSTAR
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                 (Unaudited)
                                                   March 31,    December 31,
                                                     2000           1999
                                                  ----------    ------------
Capitalization and Liabilities
------------------------------
Common equity:
  Common stock, par value $1 per share
   (56,576,746 and 58,059,646 shares issued
   and outstanding)                              $   56,577       $   58,060
  Premium on common stock                         1,018,618        1,075,483
  Retained earnings                                 394,907          389,989
                                                 ----------       ----------
   Total common equity                            1,470,102        1,523,532
  Accumulated other comprehensive income, net        43,569           20,115
                                                 ----------       ----------
Cumulative preferred stock of subsidiary:
  Nonmandatory redeemable series                     43,000           43,000
  Mandatory redeemable series                        49,339           49,279
                                                 ----------       ----------
   Total preferred stock                             92,339           92,279
                                                 ----------       ----------
Long-term debt                                    1,283,729          986,843
Transition property securitization
  certificates                                      616,500          646,559
                                                 ----------       ----------
  Total long-term debt                            1,900,229        1,633,402
                                                 ----------       ----------
   Total capitalization                           3,506,239        3,269,328
                                                 ----------       ----------
Current liabilities:
  Transition property securitization
    certificates due within one year                 58,821           50,922
  Long-term debt due within one year                106,068          170,470
  Notes payable                                     263,175          458,000
  Accounts payable                                  194,856          193,937
  Accrued interest                                   13,730           21,830
  Dividends payable                                  29,239           29,871
  Other                                             334,279          271,191
                                                 ----------       ----------
   Total current liabilities                      1,000,168        1,196,221
                                                 ----------       ----------
Deferred credits:
  Accumulated deferred income taxes                 629,436          608,587
  Accumulated deferred investment tax credits        41,170           41,946
  Other                                             354,135          366,806
                                                 ----------       ----------
   Total deferred credits                         1,024,741        1,017,339
                                                 ----------       ----------
Commitments and contingencies

   Total capitalization and liabilities          $5,531,148       $5,482,888
                                                 ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                     NSTAR
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                  Three Months Ended March 31,
                                                     2000              1999
                                                  ---------         ----------
Operating activities:
  Net income                                      $  37,099           $ 19,562
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                    71,188             53,854
    Deferred income taxes and investment
     tax credits                                     11,563             (2,900)
    Allowance for borrowed funds used during
     construction                                      (798)              (446)
  Net changes in:
    Accounts receivable and accrued
     unbilled revenues                               (5,244)             1,328
    Materials and supplies                           14,245             (4,455)
    Accounts payable                                    919            (13,728)
    Other current assets and liabilities            (79,372)             9,835
    Other, net                                      (33,080)             5,269
                                                  ---------           --------
Net cash provided by operating activities            16,520             68,319
                                                  ---------           --------
Investing activities:
  Plant expenditures (excluding AFUDC)              (26,155)           (22,214)
  Nuclear fuel expenditures                               -            (14,160)
  Investments                                       (77,350)                10
                                                  ---------           --------
Net cash used in investing activities              (103,505)           (36,364)
                                                  ---------           --------

Financing activities:
  Common share repurchases                          (60,610)           (27,145)
  Long-term debt redemptions                        (65,000)               --
  Transition property securitization
   certificates redemptions                         (22,154)               --
  Long-term debt issue, net                         298,794                --
  Net change in notes payable                      (194,825)            23,000
  Dividends paid                                    (30,471)           (24,374)
                                                  ---------           --------
Net cash used in financing activities               (74,266)           (28,519)
                                                  ---------           --------
Net (decrease) increase in cash and
   cash equivalents                                (161,251)             3,436
Cash and cash equivalents at beginning of year      316,540             98,989
                                                  ---------           --------
Cash and cash equivalents at end of period        $ 155,289           $102,425
                                                  =========           ========

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
   Interest, net of amounts capitalized           $  41,419           $ 29,133
                                                  =========           ========
   Income taxes                                   $     750           $     85
                                                  =========           ========


The accompanying notes are an integral part of the consolidated financial statements.

      Notes to Unaudited Condensed Consolidated Financial Statements
      --------------------------------------------------------------

The accompanying Notes should be read in conjunction with the Notes to the Consolidated Financial Statements incorporated in NSTAR's 1999 Annual Report on Form 10K.

A)  Merger of BEC Energy and Commonwealth Energy System
    ---------------------------------------------------
On August 25, 1999, BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) completed a merger transaction to create a new holding company, NSTAR, an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. NSTAR's utility subsidiaries include Boston Edison Company, Commonwealth Electric Company, Cambridge Electric Light Company, Canal Electric Company and Commonwealth Gas Company. NSTAR's nonutility operations include telecommunications, district heating and cooling operations, and liquefied natural gas services.

The merger was accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting. Under this method, the accompanying unaudited condensed consolidated financial statements of NSTAR for the three-month period ended March 31, 2000 include the results of operations, comprehensive income and cash flows of BEC for the entire period presented consolidated with those of COM/Energy. However, the 1999 unaudited condensed consolidated financial statements reflect the results of operations, comprehensive income and cash flows of BEC.

B)  Basis of Presentation
    ---------------------

The financial information presented as of March 31, 2000 and for the periods ended March 31, 2000 and 1999 have been prepared from NSTAR's books and records without audit by independent accountants. Financial information as of December 31, 1999 was derived from the Audited Financial Statements of NSTAR, but does not include all disclosures required by generally accepted accounting principles
(GAAP). In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the periods ended March 31, 2000 and 1999 are not indicative of the results which may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. Gas sales and revenues are typically higher in the winter months than during other periods of the year.

C)  Securitization
    --------------

On July 29, 1999, a wholly owned special purpose subsidiary (SPS) of Boston Edison, BEC Funding LLC closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale of $725 million of electric rate reduction certificates to the public. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Restructuring Act (the Restructuring Act) and authorized by the Massachusetts Department of Telecommunications and Energy
(MDTE). These certificates are non-recourse to Boston Edison.

D)  Contingencies
    -------------

1. Environmental Matters

The utility subsidiaries of NSTAR are involved in approximately 30 properties where oil or hazardous materials were spilled or released. As such, the companies are required to clean up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. NSTAR subsidiaries also face possible liability as a potentially responsible party in the cleanup of six multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. NSTAR currently expects to have only a small percentage of the total potential liability for these sites. Approximately $6.6 million is included in the March 31, 2000 and December 31, 1999, Condensed Consolidated Balance Sheets related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position.

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

ComGas is participating in the assessment of a number of former Manufactured Gas Plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether ComGas may be responsible for remedial action. As of March 31, 2000 and December 31, 1999, ComGas has recorded a liability and corresponding regulatory asset amounting to $2.2 million as an estimate for site cleanup costs for several MGP sites for which ComGas was previously cited as a Potentially Responsible Party. The MDTE has approved recovery of costs associated with MGP sites.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. NSTAR is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of NSTAR's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on NSTAR's results of operations or financial position.

2. Generating Unit Performance Program


The MDTE's generating unit performance program ceased March 1, 1998. Under this program, the recovery of incremental purchased power costs resulting from generating unit outages occurring through the retail access date was subject to review by the MDTE. However, proceedings relative to generating unit performance remain pending before the MDTE. These proceedings will include the review of replacement power costs associated with the shutdown of the Connecticut Yankee nuclear electric generating unit. Management is unable to fully determine a range of reasonably possible disallowance costs in excess of amounts accrued. Based on its assessment of the information currently available, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position. However, it is reasonably possible that additional provisions for disallowance costs that may result from a change in estimate could have a material impact on the results of a reporting period in the near term.

3. Industry and Corporate Restructuring Legal Proceedings

The MDTE order approving the Boston Edison electric industry restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court. One settlement agreement appeal remains pending. However, there has to date been no briefing, hearing or other action taken with respect to this proceeding.

In addition, along with other Massachusetts investor-owned utilities, the NSTAR utility subsidiaries have been named as defendants in a class action suit seeking to declare certain provisions of the Restructuring Act unconstitutional.

Management is currently unable to determine the outcome of these outstanding proceedings. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

4. Regulatory Proceedings

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with the 1993 order which permitted the formation of Boston Edison Technology Group (BETG) and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearings were completed during the first quarter of 1999. An MDTE ruling is expected in the later part of 2000.

Management is currently unable to determine the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position or results of operations for a reporting period.

5. Rate Plan

In July 1999, the MDTE approved a rate plan filed by the utility subsidiaries of BEC and COM/Energy in connection with the merger. A group of four interveners and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals.

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

E)  Income Taxes
    ------------

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2000 and the actual effective income tax rate for the year ended December 31, 1999.

                                                          2000      1999
                                                          ----      ----
Statutory tax rate                                        35.0%     35.0%
State income tax, net of federal income
 tax benefit                                               5.2       5.5
Investment tax credit amortization                        (1.2)    (11.3)
Goodwill amortization                                      2.1         -
Other                                                      2.5      (0.1)
                                                          ----      ----
  Effective tax rate                                      43.6%     29.1%
                                                          ====      ====
F)  Earnings Per Common Share
    -------------------------

The following table illustrates the reconciliation between basic and diluted earnings per share (EPS) computations.

(in thousands, except per share amounts)

                                            Three Months
                                          Ended March 31,
                                           2000      1999
                                         ------    ------

Earnings available for common
 shareholders                            $35,609   $18,072

Basic EPS                                $  0.62   $  0.38

Diluted EPS                              $  0.62   $  0.38

Weighted average common shares
 outstanding for basic EPS                57,262    46,946

Effect of dilutive securities:

Weighted average dilutive potential
 common shares related to share-based
 compensation                                140       146

Weighted average common shares
 outstanding for diluted EPS              57,402    47,092

G)  Segment and Related Information
    -------------------------------

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in numerous cities and towns in Massachusetts. NSTAR subsidiaries also supply electricity at wholesale for resale to other utilities. The unregulated operating segments engage in non-utility business activities. Such activities include telecommunications, district heating and cooling operations, and liquefied natural gas services.

The accounting policies used to develop segment information correspond to those described in Note B, "Basis of Presentation." NSTAR evaluates performance based on earnings from operations before income taxes and nonrecurring gains and losses. NSTAR accounts for inter-segment sales and transfers at current market prices. Profits on inter-segment sales are not eliminated. Financial data for the operating segments are as follows:

(in thousands)
                                        Utility Operations      Unregulated
                                     ------------------------    Nonutility      Consolidated
                                      Electric         Gas       Operations         Total
                                     ----------    ----------    ----------      -------------
Three months ended March 31, 2000
---------------------------------
Operating revenues                   $  515,815     $ 126,021    $   23,426        $   665,262
Segment net income (loss)            $   25,790     $  16,313    $   (5,004)       $    37,099

Three months ended March 31, 1999
---------------------------------
Operating revenues                   $  371,195     $       -    $      675        $   371,870
Segment net income (loss)            $   24,857     $       -    $   (5,295)       $    19,562

Total assets
------------
March 31, 2000                       $4,333,261     $ 411,189    $  938,165        $ 5,682,615
December 31, 1999                    $4,411,630     $ 459,887    $  611,371        $ 5,482,888

H)  RCN Joint Venture and Investment Conversion
    -------------------------------------------

Boston Energy Technology Group (BETG), a subsidiary of NSTAR through NSTAR Communications, Inc. (NSTAR COM)(formerly known as BecoCom, Inc.) is a participant in a telecommunications venture with RCN Telecom Services, Inc. of Massachusetts (RCN). NSTAR accounts for its investment in the joint venture using the equity method of accounting. As part of the joint venture agreement, NSTAR has the option to exchange portions of its joint venture interest for shares of RCN common stock at specified periods. During 1998, NSTAR exercised its option to convert a portion of its interest. In the first quarter of 1999, NSTAR received 1.1 million shares of RCN common stock in exchange for a portion of its joint venture interest that had a book value of $11 million. On May 27, 1999, BETG notified RCN of its intention to exercise its option to convert an additional portion of its joint venture interest that had a book value of $90 million at that time. In March 2000, NSTAR received approximately 3 million shares of RCN common stock associated with this second exchange. The RCN shares received are included in other investments on the March 31, 2000 Condensed Consolidated Balance Sheets at their fair value of approximately $221 million. This fair value may increase or decrease, at any time, as a result of changes in the market price of RCN common shares. The unrealized gain due to the increase in fair value on these shares during each period is reflected, net of associated income taxes, as comprehensive income on the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2000 and 1999. The cumulative increase in fair value of these shares as of March 31, 2000 and December 31, 1999 is reflected as accumulated other comprehensive income, net on the Condensed Consolidated Balance Sheets.

In addition, on April 6, 2000, NSTAR issued its third notice to exchange substantially all of its remaining interest with a book value of approximately $152 million in the joint venture into common stock of RCN. The ultimate number of RCN shares to be received associated with this third notice is expected to be determined in the third quarter of 2000 based on an agreed upon fair value of the joint venture interest.

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

The electric and natural gas industries have continued to change in response to legislative, regulatory and marketplace demands for improved customer service at lower prices. These demands have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR was created to operate in this new marketplace by combining the resources of its utility subsidiaries and concentrating its activities in the transmission and distribution of energy. This is illustrated by the sale of BEC's and COM/Energy's generating facilities during 1999 and 1998.

Merger of BEC Energy and Commonwealth Energy System

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

The merger was accounted for by NSTAR as an acquisition by BEC of COM/Energy under the purchase method of accounting. Goodwill amounted to approximately $486 million, resulting in an annual amortization of goodwill of approximately $12.2 million. Costs to achieve are being amortized based on the filed estimate of $111 million over 10 years. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate and any difference is expected to be recovered over the remainder of the amortization period. To date, a majority of costs to achieve the merger are for severance costs associated with a voluntary separation program in which approximately 700 employees elected to participate. These amounts are expected to be offset by ongoing future cost savings from streamlined operations and avoidance of costs that would have otherwise been incurred by BEC and COM/Energy.

In July, 1999, the MDTE approved a rate plan filed by the utility subsidiaries of BEC and COM/Energy in connection with the merger. A group of four interveners and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals.

Generating Asset Divestiture

To complete its divestiture of generating assets, Boston Edison sold Pilgrim

Nuclear Generating Station (Pilgrim) in July 1999 for $81 million to Entergy Nuclear Generating Company. As part of the sale, Boston Edison transferred approximately $228 million in decommissioning funds to Entergy. Entergy, by contract, assumed all future liability related to the ultimate decommissioning of the plant. The difference between the total proceeds from the sale and the net book value of the Pilgrim assets plus the net amount to fully fund the decommissioning trust is included in regulatory assets on the accompanying Condensed Consolidated Balance Sheets as such amounts are collected from customers.

Securitization of Boston Edison's Transition Charge

On July 29, 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale on $725 million of electric rate reduction certificates as a public offering. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Restructuring Act and authorized by the MDTE. These certificates are non-recourse to Boston Edison.

Retail Electric Rates

As a result of the Restructuring Act, the regulated retail electric subsidiaries of NSTAR currently provide their standard offer customers service at inflation adjusted rates that are 15% lower than rates in effect prior to March 1, 1998, the retail access date.

All distribution customers must pay a transition charge as a component of their rate. The purpose of the transition charge is to allow for the collection of generation-related costs that would not be collected in the competitive energy supply market. The plant and regulatory asset balances that will be recovered through the transition charge until 2009 were approved by the MDTE.

The Restructuring Act requires regulated utilities to obtain and resell power to customers that choose not to buy energy from a competitive energy supplier. This is referred to as "standard offer service." Standard offer service will be available to eligible customers through 2004 at prices approved by the MDTE. NSTAR is currently evaluating proposals from a number of competitive energy providers to assume full responsibility for providing customers with standard offer service through 2004. The cost of providing standard offer service, which includes purchased power costs, is recovered from customers on a fully reconciling basis. New retail customers in the NSTAR electric service territory and previously existing customers that are no longer eligible for the standard offer service and have not chosen to receive service from a competitive supplier, are on "default service." The price of default service is intended to reflect the average competitive market price for power.

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

Each NSTAR retail electric subsidiary filed proposed adjustments to their standard offer and transition charges with the MDTE in November 1999. The MDTE approved these proposed adjustments effective January 1, 2000. The MDTE continues to examine NSTAR's cost recovery mechanisms.

Natural Gas Industry Restructuring and Rates

In February 1999, the MDTE determined that the capacity market in Massachusetts was not yet workably competitive to allow it to remove traditional regulatory controls that were designed to ensure the reliability of gas service to customers. The MDTE further reaffirmed that the local distribution companies must continue with their obligation to plan for and procure sufficient upstream capacity.

Results of Operations - Three Months Ended March 31, 2000 vs. Three Months
--------------------------------------------------------------------------
Ended March 31, 1999
--------------------

Due to the application of purchase method accounting, the results for 2000 reflect the combined performance of BEC Energy and COM/Energy, as NSTAR. Results for the corresponding period in 1999 only reflect BEC Energy.

Basic and diluted earnings per common share for the three months ended March 31, 2000 were $0.62 compared to $0.38 for the same period in 1999, a 63.2% increase in earnings as described below.

The results of operations for the quarter are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the Unaudited NSTAR Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased 78.9% during the first quarter of 2000 as follows:

(in thousands)
--------------
Retail electric revenues                                 $ 151,037
Wholesale electric revenues                                (20,603)
Other revenues                                              36,937
Gas revenues                                               126,021
                                                        ----------
  Increase in operating revenues                         $ 293,392
                                                        ==========

Retail electric revenues were $471.1 million in 2000 compared to $320.1 million in 1999, an increase of approximately $151 million or 47.2%. The change in retail revenues reflects an increase of $133 million representing the addition of revenues from the former COM/Energy retail electric subsidiaries and the impact of a 6.3% increase in retail kilowatt-hour (kWh) sales. The increase in retail kWh sales is the result of a strong local economy and colder winter weather than was experienced in 1999. In addition, NSTAR's retail subsidiaries increased their standard offer rates in January 2000. The revenues charged for standard offer service are fully reconciled to the costs incurred and have no impact on net income.

Wholesale electric revenues were $15.4 million in 2000 compared to $36 million in 1999, a decrease of $20.6 million or 57%. This decrease in wholesale revenues primarily reflects a decrease in contract sales due to the sale of Pilgrim station in July 1999.

Other revenues were $52.7 million in 2000 compared to $15.8 million in 1999, an increase of $36.9 million or 234%. This increase primarily reflects an additional $26 million for the non-utility operations of COM/Energy.

Gas revenues were $126 million in 2000 representing revenues from COM/Gas.

Operating expenses

Fuel, purchased power and cost of gas sold was $340.9 million in 2000 compared to $153.2 million in 1999, an increase of $187.7 million or 122%. The increase reflects $147.7 million of expense from the COM/Energy subsidiaries. Purchased power expense increased $54.8 million reflecting the increase in purchased power due to the sale of Pilgrim in 1999. NSTAR adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expenses in the year 2000 reflects an increase of $11 million in 2000 and $8.7 million in 1999 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no impact on earnings. Fuel expense related to Pilgrim station decreased $6.5 million due to the sale of the plant in July 1999.

Operations and maintenance expense was $117.2 million in 2000 compared to $79.6 million in 1999, an increase of $37.6 million or 47%. This increase reflects $63.1 million from the COM/Energy subsidiaries related to normal operations and $2.5 million for bad debts. These increases were partially offset by decreases of $23 million for nuclear production expenses as a result of the sale of Pilgrim station in July 1999.

Depreciation and amortization expense was $58.3 million in 2000 compared to $47.5 million in 1999, an increase of $10.8 million or 23%. The increase reflects approximately $3.8 million resulting from the amortization of goodwill and costs to achieve related to the merger and a $16.4 million increase from the COM/Energy subsidiaries. These increases were partially offset by decreases resulting from the nuclear generation plant divestiture.

Demand side management (DSM) and renewable energy programs expense was $18.2 million in 2000 compared to $13.3 million in 1999, an increase of $4.9 million or 37% primarily due to $4.5 million from the COM/Energy subsidiaries. These costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $25.9 million in 2000 compared to $20.5 million in 1999, an increase of $5.4 million or 26%. The increase is due to $9.1 million from the COM/Energy subsidiaries partially offset by lower municipal property taxes of $3 million resulting from the Pilgrim station divestiture.

Income taxes from operations were $25.4 million in 2000 compared to $14 million in 1999, an increase of $11.4 million or 81% reflecting higher pre-tax operating income in 2000 resulting from the addition of the COM/Energy subsidiaries.

Other income (expense), net

Other income, net was $3.5 million in 2000 compared to other expense of $2.5 million in 1999, a net increase in income of $6 million due to non-utility operations.

Interest charges

Interest on long-term debt and transmission property securitization certificates was $26.3 million in 2000 compared to $19.5 million in 1999, an increase of $6.8 million or 35% The increase reflects $12 million of interest related to transition property securitization certificates and $12.9 million of interest from the COM/Energy subsidiaries. These increases were partially offset by approximately $5 million in reductions related to the following retirements: $19 million of 7.8% debentures, $66 million of 9.875% debentures, $91 million of 9.375% debentures during the third quarter of 1999 and $65 million of 6.8% debentures during the first quarter of 2000.

Retail Electric Sales and Revenues

Retail kWh sales increased 44% in 2000. This increase includes an increase of 38% representing the former COM/Energy subsidiaries. Without the impact of the merger, kWh sales for 2000 would have increased 6.5% from 1999. This increase in retail kWh sales is primarily due to weather conditions that favored electric sales as well as a robust housing market and continued improvement in regional economic conditions. The commercial sector represents approximately 50% of electric operating revenues. This sector has also been positively impacted by improved economic conditions.

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

Gas sales increased primarily due to the colder than normal temperatures in the Worcester area during the latter part of January. From January 17th through the end of the month there was a 22% increase in the number of heating degrees days which positively impacted sales. On January 17th, firm sales had a record increase of 13.2% over the last record set on January 19th, 1994. The number of ComGas customers has increased 1.6% over 1999. The increase in gas sales also reflects the impact of higher oil prices.

Liquidity

NSTAR companies supplement internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings.

In February 2000, NSTAR issued $300 million of long-term debt that was used to reduce short-term borrowings. NSTAR has a $450 million revolving credit agreement with a group of banks effective through November 2002. As of March 31, 2000, $350 million of short-term debt was outstanding under this credit agreement. The purpose of this agreement is to provide financing for general corporate purposes, to fund the common share repurchase program and for funding NSTAR's unregulated subsidiary ventures.

In April 1998, Boston Edison announced a common share repurchase program under which it would repurchase up to four million of its common shares. NSTAR assumed this program effective as of the merger date. In October 1999, this program was completed by NSTAR. Four million shares were repurchased at a total cost of approximately $157 million. NSTAR subsequently announced a new $300 million common share repurchase program and, as of March 31, 2000, nearly 3.7 million shares have been repurchased at a cost of $148.5 million. Under the program, shares are repurchased through open market, block or privately-negotiated transactions, or a combination. The timing and actual number of shares repurchased will be impacted by market conditions.

Boston Edison has authority from the Federal Energy Regulatory Commission (FERC) to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks that serve as backup to Boston Edison's $200 million commercial paper program. Boston Edison had no short-term debt outstanding as of March 31, 2000.

The former subsidiaries of COM/Energy have $147 million available under several lines of credit. Approximately $69 million was outstanding under these lines of credit as of March 31, 2000.

In July 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary (SPS) of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale on $725 million of electric rate reduction certificates to the public. The certificates held by BEC Funding are secured by a portion of the transition charge assessed to Boston Edison's retail customers as permitted under the Massachusetts Electric Restructuring Act and authorized by the MDTE. The certificates were issued in five separate classes with variable payment periods ranging from approximately one to ten years and bearing fixed interest rates ranging from 5.99% to 7.03%. The certificates are non-recourse to Boston Edison. Net proceeds ($719 million received by Boston Edison from BEC Funding) were utilized to finance a portion of the stranded costs that are being collected from customers under Boston Edison's restructuring settlement agreement. Boston Edison will collect a portion of the transition charge on behalf of BEC Funding and remit the proceeds to the SPS. Boston Edison used a portion of the proceeds received from the financing to fund a portion of the nuclear decommissioning fund transferred to Entergy Nuclear Generating Company as part of the sale of the Pilgrim generating station. Boston Edison used the remaining proceeds to reduce its capitalization and for general corporate purposes.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

New Accounting Principles

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value, SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective Date of FASB Statement No 133", is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for calendar year companies). Initial application shall be as of the beginning of an entity's fiscal quarter.

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

The preceding sections include certain forward-looking statements about operating results, environmental and legal issues.

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

            Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

                  12.1 - Computation of ratio of earnings to fixed charges for the twelve months ended March 31, 2000

                  12.2 - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements for the twelve months ended March 31, 2000

                  12.3 - Computation of ratio of earnings to fixed charges for the twelve months ended December 31, 1999

                  12.4 - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements for the twelve months ended December 31, 1999

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

     b) NSTAR filed a Form 8-K on March 30, 2000 for the filing of exhibits related to a Registration Statement on Form S-3 (File No. 333-94735).

                                   Signature
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 NSTAR
                                             ------------
                                             (Registrant)



Date:  May 15, 2000                         /s/ R. J. Weafer, Jr.
                                            ----------------------------
                                              Robert J. Weafer, Jr.
                                              Vice President, Controller
                                              and Chief Accounting
                                              Officer