Form 10-Q
period 2000-06-30
NSTAR/MA
filed 2000-08-14
CIK 1035675

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________


                        Commission file number 1-14768

                                     NSTAR
                                     -----
            (Exact name of registrant as specified in its charter)


Massachusetts                                        04-3466300
-------------                                        ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


800 Boylston Street, Boston, Massachusetts           02199
------------------------------------------           -----
(Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code:   (617) 424-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     x    No
       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at August 4, 2000
-----                                        -----------------------------
Common Shares, $1 par value                        53,913,446 shares

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------
                                     NSTAR
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                          Three Months                   Six Months
                                                          Ended June 30,                Ended June 30,
                                                     -------------------------   ---------------------------
                                                       2000             1999        2000              1999
                                                     --------         --------   ----------         --------
Operating revenues                                   $630,194         $379,290   $1,295,456         $751,160
                                                     --------         --------   ----------         --------
Operating expenses:
  Fuel, purchased power and cost of gas sold          333,137          144,510      674,013          297,697
  Operations and maintenance                           98,349           71,318      215,560          150,949
  Depreciation and amortization                        59,675           47,687      117,967           95,188
  Demand side management and
    renewable energy programs                          17,563           13,433       35,728           26,701
  Taxes - property and other                           20,873           19,440       46,745           39,948
  Income taxes                                         23,642           24,233       49,087           38,279
                                                     --------         --------   ----------         --------
    Total operating expenses                          553,239          320,621    1,139,100          648,762
                                                     --------         --------   ----------         --------

Operating income                                       76,955           58,669      156,356          102,398
Other income (expense), net                             4,375             (884)       7,870           (3,369)
                                                     --------         --------   ----------         --------
Operating and other income                             81,330           57,785      164,226           99,029
                                                     --------         --------   ----------         --------
Interest charges:
  Long term debt                                       33,990           19,444       55,582           38,901
  Transition property securitization
   certificates                                        11,456                -       23,402                -
  Other                                                 4,088            2,562       17,145            5,233
  Allowance for borrowed funds used during
   construction                                        (1,132)            (474)      (1,930)            (919)
                                                     --------         --------   ----------         --------
      Total interest charges                           48,402           21,532       94,199           43,215
                                                     --------         --------   ----------         --------

Net income                                             32,928           36,253       70,027           55,814
Preferred stock dividends of subsidiary                 1,490            1,490        2,980            2,980
                                                     --------         --------   ----------         --------
Earnings available for common shareholders           $ 31,438         $ 34,763   $   67,047         $ 52,834
                                                     ========         ========    =========         ========
Weighted average common shares outstanding:
    Basic                                              55,597           45,772       56,430           46,356
                                                     ========         ========    =========         ========
    Diluted                                            55,778           45,963       56,591           46,521
                                                     ========         ========    =========         ========
Earnings per common share:
    Basic                                               $0.57            $0.76        $1.19            $1.14
                                                     ========         ========    =========         ========
    Diluted                                             $0.56            $0.76        $1.18            $1.14
                                                     ========         ========    =========         ========
Dividends declared per common share                     $0.50           $0.485        $1.00            $0.97
                                                     ========         ========    =========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     NSTAR
                                     -----
           Condensed Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                                 (in thousands)


                                                                     Three Months                           Six Months
                                                                     Ended June 30,                        Ended June 30,
                                                              ----------------------------          ----------------------------
                                                                2000                1999              2000                1999
                                                              --------            --------          --------            --------
Net income                                                    $ 32,928            $ 36,253          $ 70,027            $ 55,814
Other comprehensive income, net:
  Unrealized (loss) gain on investments                        (68,691)              6,205           (45,235)             16,933
                                                              --------             -------          --------            --------
Comprehensive (loss) income                                   $(35,763)           $ 42,458          $ 24,792            $ 72,747
                                                              ========            ========          ========            ========



The accompanying notes are an integral part of the condensed consolidated financial statements.



                                     NSTAR
             Condensed Consolidated Statements of Retained Earnings
                                  (Unaudited)
                                 (in thousands)


                                                                Three Months                 Six Months
                                                               Ended June 30,              Ended June 30,
                                                          -------------------------   -------------------------
                                                            2000             1999       2000             1999
                                                          --------         --------   --------         --------
Balance at the beginning of the period                    $394,907         $356,045   $389,989         $360,509
                                                          --------         --------   --------         --------
  Net income                                                32,928           36,253     70,027           55,814
Dividends declared:
  Common shares                                            (27,240)         (22,093)   (55,487)         (44,569)
  Preferred stock                                           (1,490)          (1,490)    (2,980)          (2,980)
                                                          --------         --------   --------         --------
    Subtotal                                               399,105          368,715    401,549          368,774
                                                          --------         --------   --------         --------
Provision for preferred stock redemption and issuance
 costs                                                         (60)            (128)      (120)            (188)

Common share repurchase program                             (3,959)          (2,592)    (6,343)          (2,591)
                                                          --------         --------   --------         --------
Balance at the end of the period                          $395,086         $365,995   $395,086         $365,995
                                                          ========         ========   ========         ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     NSTAR
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)



                                                          June 30,            December 31,
                                                              2000                    1999
                                                        ----------              ----------
Assets
------
Utility plant in service, at original cost              $3,971,822              $3,884,728
  Less: accumulated depreciation                         1,373,438               1,303,893
                                                        ----------              ----------
                                                         2,598,384               2,580,835
Construction work in progress                               74,785                  67,217
                                                        ----------              ----------
  Net utility plant                                      2,673,169               2,648,052

Nonutility property                                         92,262                 100,525

Goodwill                                                   479,864                 485,990
Equity investments                                         162,171                 173,290
Other investments                                          120,619                  69,942

Current assets:
  Cash and cash equivalents                                 29,529                 168,599
  Restricted cash                                          144,445                 147,941
  Accounts receivable                                      390,247                 392,702
  Accrued unbilled revenues                                 54,758                  34,013
  Materials and supplies, at average cost                   36,650                  48,756
  Prepaid expenses and other                               320,773                 251,222
                                                        ----------              ----------
    Total current assets                                   976,402               1,043,233
                                                        ----------              ----------

Regulatory assets                                          807,795                 782,114

Other deferred debits                                      117,986                 164,997
                                                        ----------              ----------

  Total assets                                          $5,430,268              $5,468,143
                                                        ==========              ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     NSTAR
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                                      June 30,             December 31,
                                                                          2000                     1999
                                                                    ----------               ----------
Capitalization and Liabilities
------------------------------
Common equity:                                                                                        `
  Common shares, par value $1 per share
    (54,543,646 and 58,059,646 shares issued
    and outstanding)                                                $   54,544               $   58,060
  Premium on common shares                                             937,082                1,075,483
  Retained earnings                                                    395,086                  389,989
                                                                    ----------               ----------
    Total common equity                                              1,386,712                1,523,532
                                                                    ----------               ----------
Accumulated other comprehensive
  (loss) income, net                                                   (25,120)                  20,115
                                                                    ----------               ----------
Cumulative preferred stock of subsidiary:
  Non-mandatory redeemable series                                       43,000                   43,000
  Mandatory redeemable series                                           49,399                   49,279
                                                                    ----------               ----------
    Total preferred stock                                               92,399                   92,279
                                                                    ----------               ----------
Long-term debt                                                       1,248,375                  986,843
Transition property securitization
  certificates                                                         616,500                  646,559
                                                                    ----------               ----------
    Total long-term debt                                             1,864,875                1,633,402
                                                                    ----------               ----------
    Total capitalization                                             3,318,866                3,269,328
                                                                    ----------               ----------
Current liabilities:
  Transition property securitization certificates due within
   one year                                                             31,961                   50,922
  Long-term debt due within one year                                   107,270                  170,470
  Notes payable                                                        416,000                  458,000
  Accounts payable                                                     255,724                  193,937
  Accrued interest                                                      29,501                   21,830
  Dividends payable                                                     29,725                   29,871
  Other                                                                325,934                  271,191
                                                                    ----------               ----------
    Total current liabilities                                        1,196,115                1,196,221
                                                                    ----------               ----------

Deferred credits:
  Accumulated deferred income taxes                                    606,819                  608,587
  Accumulated deferred investment tax credits                           40,379                   41,946
  Other                                                                268,089                  352,061
                                                                    ----------               ----------
    Total deferred credits                                             915,287                1,002,594
                                                                    ----------               ----------
Commitments and contingencies
    Total capitalization and liabilities                            $5,430,268               $5,468,143
                                                                    ==========               ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                    NSTAR
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                                                     Six Months Ended June 30,
                                                                                     2000               1999
                                                                                   ---------          ---------
Operating activities:
  Net income                                                                       $  70,027          $  55,814
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  130,092            102,693
      Deferred income taxes and investment tax credits                                18,017             (7,526)
      Allowance for borrowed funds used during construction                           (1,930)              (919)
      Power contract buyout                                                           (6,198)           (65,780)
  Net changes in working capital                                                     (27,442)            57,442
  Other, net                                                                         (87,886)           (71,139)
                                                                                   ---------          ---------
Net cash provided by operating activities                                             94,680             70,585
                                                                                   ---------          ---------
Investing activities:
  Plant expenditures (excluding AFUDC)                                               (70,400)           (59,929)
  Nuclear fuel expenditures                                                           (2,952)           (15,751)
  Investments                                                                        (60,919)           (57,414)
                                                                                   ---------          ---------
Net cash used in investing activities                                               (134,271)          (133,094)
                                                                                   ---------          ---------
Financing activities:
  Common share repurchases                                                          (147,881)           (64,744)
  Long-term debt redemptions                                                        (102,176)            (9,000)
  Transition property securitization certificates redemptions                        (49,020)                 -
  Long-term debt issue, net                                                          298,825                  -
  Net change in notes payable                                                        (42,000)           113,750
  Dividends paid                                                                     (57,227)           (48,340)
                                                                                   ---------          ---------
Net cash used in financing activities                                                (99,479)            (8,334)
                                                                                   ---------          ---------
Net decrease in cash and cash equivalents                                           (139,070)           (70,843)
Cash and cash equivalents at beginning of year                                       168,599             98,989
                                                                                   ---------          ---------
Cash and cash equivalents at end of period                                         $  29,529          $  28,146
                                                                                  ==========         ==========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest, net of amounts capitalized                                             $  54,250          $  41,411
                                                                                  ==========         ==========
  Income taxes                                                                     $  19,470          $     335
                                                                                  ==========         ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------

The accompanying Notes should be read in conjunction with the Notes to the Consolidated Financial Statements included in NSTAR's 1999 Annual Report on Form 10-K.

A)  Merger of BEC Energy and Commonwealth Energy System

On August 25, 1999, BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) completed a merger transaction to create NSTAR, an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. NSTAR's utility subsidiaries include Boston Edison Company, Commonwealth Electric Company, Cambridge Electric Light Company, Canal Electric Company and Commonwealth Gas Company. NSTAR's nonutility operations include telecommunications, district heating and cooling operations and liquefied natural gas services.

B)  Basis of Presentation

The merger was accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting. Under this method, the accompanying unaudited condensed consolidated financial statements of NSTAR for the three and six-month periods ended June 30, 2000 include the results of operations, comprehensive income and cash flows of BEC for the entire period presented consolidated with those of COM/Energy. However, the 1999 unaudited condensed consolidated financial statements reflect the results of operations, comprehensive income and cash flows solely of BEC.

The financial information presented as of June 30, 2000 and for the periods ended June 30, 2000 and 1999 have been prepared from NSTAR's books and records without audit by independent accountants. Financial information as of December 31, 1999 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the periods ended June 30, 2000 and 1999 are not indicative of the results which may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. Gas sales and revenues are typically higher in the winter months than during other periods of the year.

C)  Securitization

On July 27, 1999, a wholly owned special purpose subsidiary (SPS) of Boston Edison, BEC Funding LLC (BEC Funding), closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale of $725 million of electric rate reduction certificates to the public. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Industry Restructuring Act (the Restructuring Act) and authorized by the Massachusetts Department of Telecommunications and Energy (MDTE). These certificates are non-recourse to Boston Edison. Principal redemptions will occur on a semi-annual basis over the life of the certificates. Furthermore, Boston Edison is required to transfer funds collected on a daily basis to its trustee and are held in escrow. These funds are used to meet BEC Funding's semi-annual principal and interest payments.

D)  Contingencies

1. Environmental Matters

The utility subsidiaries of NSTAR are involved in approximately 30 properties where oil or hazardous materials were spilled or released. As such, the companies are required to clean up these remaining properties in accordance with a timetable developed by the Massachusetts Department of Environmental Protection. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. NSTAR subsidiaries also face possible liability as a potentially responsible party in the cleanup of six multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. NSTAR currently expects to have only a small percentage of the total potential liability for these sites. Approximately $7 million is included in the June 30, 2000 and December 31, 1999 Condensed Consolidated Balance Sheets related to these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position.

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

ComGas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether ComGas may be responsible for remedial action. As of June 30, 2000 and December 31, 1999, ComGas has recorded a liability and corresponding regulatory asset amounting to $2.2 million as an estimate for site cleanup costs for several MGP sites for which ComGas was previously cited as a Potentially Responsible Party. The MDTE has historically approved recovery of costs associated with MGP sites.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. NSTAR is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of NSTAR's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on NSTAR's results of operations, cash flows or financial position.

2. Generating Unit Performance Programs

The MDTE's generating unit performance programs ceased March 1, 1998. Under these programs, the recovery of incremental purchased power costs resulting from generating unit outages occurring through the retail access date was subject to review by the MDTE. Proceedings relative to generating unit performance, including the review of replacement power costs associated with the shutdown of the Connecticut Yankee nuclear electric generating unit, were approved by the MDTE on August 1, 2000. The approved MDTE settlement will not have a material impact on NSTAR's consolidated financial position, results of operation or cash flows.

3. Industry and Corporate Restructuring Legal Proceedings

The MDTE order approving the Boston Edison electric restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court. One settlement agreement appeal remains pending. However, there has to date been no briefing, hearing or other action taken with respect to this proceeding. Management is currently unable to determine the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows or results of operations for a reporting period.

4. Regulatory Proceedings

Each NSTAR retail electric subsidiary filed proposed adjustments to their standard offer and transition charges with the MDTE in November 1999. The MDTE approved these proposed adjustments effective January 1, 2000. The MDTE continues to examine NSTAR's cost recovery mechanisms. Annual proceedings are conducted before the MDTE for the purpose of reconciliation of costs and revenues related to NSTAR's electric distribution subsidiaries' transition charge and the charges for standard offer and default service. The Attorney General has contested cost allocations related to Boston Edison's wholesale customers related to 1998 and succeeding years. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there would be a material adverse impact on NSTAR's consolidated financial position, results of operations and cash flows in the near term.

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with a 1993 order that permitted the formation of Boston Energy

Technology Group (BETG) and authorized Boston Edison to invest up to $45 million in unregulated activities. Hearings were completed during the first quarter of 1999. An MDTE ruling is expected by the end of 2000.

Management is currently unable to determine the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows or results of operations for a reporting period.

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

6. Other Matters

In the normal course of its business NSTAR and its subsidiaries are also involved in certain other legal and regulatory matters. Management is unable to fully determine a range of reasonably possible costs in excess of amounts accrued. Based on the information currently available, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position. However, it is reasonably possible that additional legal and regulatory costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

E)  Income Taxes

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2000 and the actual effective income tax rate for the year ended December 31, 1999.

                                                           2000         1999
                                                           ----        -----
Statutory tax rate                                         35.0 %       35.0 %
State income tax, net of federal income tax benefit         5.2          5.5
Investment tax credit amortization                         (1.2)       (11.3)
Goodwill amortization                                       2.1          0.4
Other                                                       2.5         (0.5)
                                                           ----        -----
  Effective tax rate                                       43.6 %       29.1 %

The effective tax rate for 1999 reflects $20.8 million of investment tax credits recognized as a result of generation asset divestiture in July 1999. The corresponding estimated effective tax rate for the same period in 1999 was 39.1%.

F)  Earnings Per Common Share

The following table illustrates the reconciliation between basic and diluted earnings per share (EPS) computations.

(in thousands, except per share amounts)

                                                                   Three Months                           Six Months
                                                                   Ended June 30,                        Ended June 30,
                                                             --------------------------           ---------------------------
                                                              2000               1999              2000                1999
                                                             -------            -------           -------             -------
Earnings available for common shareholders                   $31,438            $34,763           $67,047             $52,834
Basic EPS                                                    $  0.57            $  0.76           $  1.19             $  1.14
Diluted EPS                                                  $  0.56            $  0.76           $  1.18             $  1.14
Weighted average common shares outstanding for
 basic EPS                                                    55,597             45,772            56,430              46,356

Effect of dilutive securities:
Weighted average dilutive potential common
 shares related to share-based compensation                      181                191               161                 165

Weighted average common shares outstanding for
 diluted EPS                                                  55,778             45,963            56,591              46,521


G)  Segment and Related Information

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

Financial data for the operating segments are as follows:
(in thousands)
--------------

                                                                                         Unregulated
                                             Utility Operations                          Nonutility          Consolidated
                                                  Electric               Gas             Operations              Total
                                            --------------------  -----------------  -------------------  -------------------
Three months ended June 30, 2000
--------------------------------
Operating revenues                                $  542,178           $ 68,388            $ 19,628            $  630,194
Segment net income (loss)                         $   37,771           $  2,292            $ (7,135)           $   32,928

1999
----
Operating revenues                                $  379,144                  -            $    146            $  379,290
Segment net income (loss)                         $   41,178                  -            $ (4,925)           $   36,253

Six months ended June 30, 2000
------------------------------
Operating revenues                                $1,057,993           $194,409            $ 43,054            $1,295,456
Segment net income (loss)                         $   61,561           $ 18,605            $(10,139)           $   70,027

1999
----
Operating revenues                                $  750,339                  -            $    821            $  751,160
Segment net income (loss)                         $   66,036                  -            $(10,222)           $   55,814

Total assets
------------
June 30, 2000                                     $4,399,434           $446,470            $584,364            $5,430,268
December 31, 1999                                 $4,411,630           $459,887            $611,371            $5,482,888



H)  RCN Joint Venture and Investment Conversion

NSTAR Communications, Inc. (NSTAR COM), a subsidiary of NSTAR, is a participant in a telecommunications venture with RCN Telecom Services, Inc. of Massachusetts
(RCN), a subsidiary of RCN Corporation. NSTAR accounts for its investment in the joint venture using the equity method of accounting. As part of the joint venture agreement, NSTAR has the option to exchange portions of its joint venture interest for shares of RCN common stock at specified periods. During 1998, NSTAR exercised its option to convert a portion of its interest. In the first quarter of 1999, NSTAR received 1.1 million shares of RCN common stock in exchange for a portion of its joint venture interest that had a net book value of $7.8 million. In May 1999, BETG notified RCN of its intention to exercise its option to convert an additional portion of its joint venture interest that had a net book value of $72.3 million at that time. In March 2000, NSTAR received approximately 3 million shares of RCN common stock associated with this second exchange. In connection with these two exchanges, as of the date of each respective conversion, NSTAR COM recorded a deferred gain for the difference between the net book value of its equity investment in the joint venture and the fair value of the shares received. In accordance with Generally Accepted Accounting Principals ("GAAP"), this gain must be deferred until one of a number of items occur, such as, the joint venture becoming cash flow positive, generating net income, or the elimination of NSTAR COM's investment interest in the joint venture. As a result, the total deferred gain to be recognized in future periods as of June 30, 2000 is approximately $64 million and is reflected on the accompanying Condensed Consolidated Balance Sheets as a component of other deferred credits.

The RCN shares received are included in Other investments on the June 30, 2000 Condensed Consolidated Balance Sheets at their fair value of approximately $104 million. This fair value may increase or decrease, at any time, as a result of changes in the market price of RCN common stock. The unrealized gain or loss due to the changes in fair value on these shares during each period is reflected, net of associated income taxes, as comprehensive (loss) income on the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2000 and 1999. The cumulative increase or decrease in fair value of these shares as of June 30, 2000 and December 31, 1999 is reflected as accumulated other comprehensive income, net on the Condensed Consolidated Balance Sheets.

In addition, on April 6, 2000, NSTAR issued its third notice to exchange substantially all of its remaining interest with a net book value as of June 30, 2000 of approximately $129 million in the joint venture into common stock of RCN. The ultimate number of RCN shares to be received associated with this third notice is expected to be determined in the latter part of 2000.

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

Merger of BEC Energy and Commonwealth Energy System

An integral part of the merger is the rate plan that was filed by the retail utility subsidiaries of BEC and COM/Energy that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (Goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years. Refer to the "Retail Electric Rates" section of this discussion for more information.

The merger was accounted for by NSTAR as an acquisition of COM/Energy by BEC under the purchase method of accounting. Goodwill amounted to approximately $486 million, resulting in an annual amortization of goodwill of approximately $12.2 million. Costs to achieve are being amortized based on the filed estimate of $111 million over 10 years. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate and any difference is expected to be recovered over the remainder of the amortization period. To date, a majority of costs to achieve the merger are for severance costs associated with a voluntary separation program in which approximately 700 employees elected to participate. These amounts are expected to be offset by ongoing future cost savings from streamlined operations and avoidance of costs that would have otherwise been incurred by BEC and COM/Energy.

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

Securitization of Boston Edison's Transition Charge

On July 27, 1999, BEC Funding LLC, a wholly owned special-purpose subsidiary of Boston Edison, closed the sale of $725 million of notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently closed the sale of $725 million of electric rate reduction certificates as a public offering. The certificates are secured by a portion of the transition charge assessed on Boston Edison's retail customers as permitted under the Massachusetts Electric Restructuring Act and authorized by the MDTE. These certificates are non-recourse to Boston Edison.

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

The Restructuring Act requires regulated utilities to obtain and resell power to customers that choose not to buy energy from a competitive energy supplier.
This is referred to as "standard offer service." Standard offer service will be available to eligible customers through 2004 at prices approved by the MDTE. NSTAR on behalf of Boston Edison, Cambridge Electric and ComElectric, completed an evaluation of several proposals to transfer all of the unit output entitlements in power purchase contracts to certain energy providers through 2000. As a result, NSTAR entered into six-month competitive power supply agreements effective July 1, 2000 for the balance of the year. NSTAR is continuing to evaluate further short and longer-term contracts that ultimately may assume full responsibility for providing customers with standard offer service through 2004. The cost of providing standard offer service, which includes purchased power costs, is recovered from customers on a fully reconciling basis. New retail customers in the NSTAR electric service territory and previously existing customers that are no longer eligible for the standard offer service and have not chosen to receive service from a competitive supplier, are on "default service." The price of default service is intended to reflect the average competitive market price for power.

NSTAR's cost to provide default service, as well as, standard offer service is in excess of the price it is currently allowed to bill. As a result, NSTAR has recorded, as June 30, 2000, a regulatory asset of approximately $138.2 million and is reflected on the accompanying Condensed Consolidated Balance Sheet.

Under its restructuring settlement agreement, Boston Edison's distribution business is subject to a minimum and maximum return on average common equity
(ROE). The ROE is subject to a floor of 6% and a ceiling of 11.75%. If the ROE is below 6%, Boston Edison is authorized to add a surcharge to distribution rates in order to achieve the 6% floor. If the ROE is above 11%, it is required to adjust distribution rates by an amount necessary to reduce the calculated ROE between 11% and 12.5% by 50%, and a return above 12.5% by 100%. No adjustment is made if the ROE is between 6% and 11%. This rate mechanism expires on December 31, 2000. The cost of providing transmission service to all NSTAR distribution customers is recovered on a fully reconciling basis.

Each NSTAR retail electric subsidiary filed proposed adjustments to their standard offer and transition charges with the MDTE in November 1999. The MDTE approved these proposed adjustments effective January 1, 2000. The MDTE continues to examine NSTAR's cost recovery mechanisms. Annual proceedings are conducted before the MDTE for the purpose of reconciliation of costs and revenues related to NSTAR's electric distribution subsidiaries' transition charge and the charges for standard offer and default service. The Attorney General has contested cost allocations related to Boston Edison's wholesale customers related to 1998 and succeeding years. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there would be a material adverse impact on NSTAR's consolidated financial position, results of operations and cash flows in the near term.

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

Results of Operations - Three Months Ended June 30, 2000 vs. Three Months Ended June 30, 1999

Due to the application of purchase method accounting, the results for 2000 reflect the combined performance of BEC Energy and COM/Energy, as NSTAR. Results for the corresponding period in 1999 only reflect BEC Energy.

As further described below, earnings per common share were as follows:

Earnings per Common Share             Three Months Ended June 30,
                                   2000          1999        % Change
                                  -----         -----   ------------------
Basic                             $0.57         $0.76           (25)%
Diluted                           $0.56         $0.76         (26.3)%


The results of operations for the quarter are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the Unaudited Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased 66.2% during the second quarter of 2000 as follows:

(in thousands)
-----------------------------------------------------------------------------

Retail electric revenues                                      $149,312
Wholesale electric revenues                                     (4,548)
Other revenues                                                  42,408
Gas revenues                                                    63,732
-----------------------------------------------------------------------------

  Increase in operating revenues                              $250,904
                                                              ========

Retail electric revenues were $481.5 million in 2000 compared to $332.2 million in 1999, an increase of approximately $149.3 million or 45%. The change in retail revenues reflects an increase of $116.8 million representing the addition of revenues from the former COM/Energy retail electric subsidiaries and the impact of a 5.0% increase in retail kilowatt-hour (kWh) sales. The increase in retail kWh sales is the result of a strong local economy and higher than normal early summer temperatures. In addition, NSTAR's retail subsidiaries increased their standard offer rates in January 2000. The revenues charged for standard offer service are fully reconciled to the costs incurred and have no impact on net income.

Wholesale electric revenues were $33.5 million in 2000 compared to $38 million in 1999, a decrease of $4.5 million or 12%. This decrease in wholesale revenues primarily reflects a decrease in contract sales due to the sale of Pilgrim station in July 1999.

Other revenues were $51.5 million in 2000 compared to $9.1 million in 1999, an increase of $42.4 million. This increase primarily reflects an additional $31 million for the non-utility operations of COM/Energy.

Gas revenues were $63.7 million in 2000 representing revenues from COM/Gas.

Retail Electric Sales and Revenues

Retail kWh sales increased 39.8% in the quarter ended June 30, 2000. This increase includes an increase of 35.7% representing the former COM/Energy subsidiaries. Without the impact of the merger, kWh sales for 2000 would have increased 3.1% from 1999. This increase in retail kWh sales is primarily due to weather conditions that favored electric sales as well as a robust housing market and continued improvement in regional economic conditions. The commercial sector represents approximately 50% of electric operating revenues.

Gas Sales

Firm gas sales for the quarter ended June 30, 2000 increased nearly 30% over the prior year primarily due to the colder than normal early spring temperatures and increased number of COM/Gas customers. The increase in gas sales also reflects the impact of higher oil prices.

Operating expenses

Fuel, purchased power and cost of gas sold was $333.1 million in 2000 compared to $144.5 million in 1999, an increase of $188.6 million or 131%. The increase reflects $129.8 million of expense from the COM/Energy subsidiaries. Purchased power expense increased $48.9 million due to the sale of Pilgrim in 1999. NSTAR adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expenses reflect an increase of $23 million in 2000 and $15 million in 1999 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no impact on earnings. Offsetting these increases was the absence in the current period of fuel expense related to Pilgrim of $2.2 million in 1999.

Operations and maintenance expense was $98.3 million in 2000 compared to $71.3 million in 1999, an increase of $27 million or 38%. This increase reflects $32.6 million from the COM/Energy subsidiaries related to normal operations. This increase was partially offset by the absence of nuclear production expenses as a result of the sale of Pilgrim in July 1999 that, for the six-months ended June 1999, amounted to $11.3 million.

Depreciation and amortization expense was $59.7 million in 2000 compared to $47.7 million in 1999, an increase of $12 million or 25%. The increase reflects approximately $6.1 million resulting from the amortization of goodwill and costs to achieve related to the merger and a $13.7 million increase from the COM/Energy subsidiaries. These increases were partially offset by decreases resulting from the Pilgrim divestiture.

Demand side management (DSM) and renewable energy programs expense was $17.6 million in 2000 compared to $13.4 million in 1999, an increase of $4.2 million or 31% primarily due to $3.8 million from the COM/Energy subsidiaries. These costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $20.9 million in 2000 compared to $19.4 million in 1999, an increase of $1.5 million or 8%. The increase is due to $7 million from the COM/Energy subsidiaries partially offset by lower municipal property taxes of $3.4 million resulting from the sale of Pilgrim.

Income taxes from operations were $23.6 million in 2000 compared to $24.2 million in 1999, a decrease of $0.6 million or 2% reflecting higher pre-tax operating income in 2000 resulting from the addition of the COM/Energy subsidiaries and an increase in the effective tax rate. Refer to Footnote E "Income Taxes" enclosed herewith for further details.

Other income (expense), net

Other income, net was $4.4 million in 2000 compared to other expense of $0.9 million in 1999, a net increase in income of $5.3 million due to interest income received in 2000 of approximately $4.5 million from a third party related to the Pilgrim contract buyout.

Interest charges

Interest on long-term debt and transition property securitization certificates was $34 million in 2000 compared to $19.4 million in 1999, an increase of $14.6 million or 75%. The increase reflects $11.5 million of interest related to transition property securitization certificates, $9 million of interest related to NSTAR's $300 million 8% bonds issued in February 2000 and $2.9 million of interest from the COM/Energy subsidiaries. These increases were partially offset by approximately $8.7 million of debt retirements related to $65 million of 6.8% debentures and $34 million of 9.875% debentures during the first half of 2000.

Interest on other debt increased $1.5 million and reflects the addition of the COM/Energy subsidiaries.

Results of Operations - Six Months Ended June 30, 2000 vs. Six Months
---------------------------------------------------------------------
Ended June 30, 1999
-------------------

Due to the application of purchase method accounting, the results for 2000 reflect the combined performance of BEC Energy and COM/Energy, as NSTAR. Results for the corresponding period in 1999 only reflect BEC Energy.

As further described below, earnings per common share were as follows:

Earnings per Common Share               Six Months Ended June 30,
                                2000                1999       % Change
                               -----               -----  ------------------
Basic                          $1.19               $1.14                 4.4%
Diluted                        $1.18               $1.14                 3.5%

The results of operations for the first six months of 2000 are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the Unaudited Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased 72% during the first half of 2000 as follows:

(in thousands)
-------------------------------------------------------------------------
Retail electric revenues                                         $300,349
Wholesale electric revenues                                       (25,151)
Other revenues                                                     79,345
Gas revenues                                                      189,753
-------------------------------------------------------------------------
  Increase in operating revenues                                 $544,296
                                                                =========

Retail electric revenues were $952.6 million in 2000 compared to $652.2 million in 1999, an increase of approximately $300 million or 46%. The change in retail revenues reflects an increase of $249.8 million representing the addition of revenues from the former COM/Energy retail electric subsidiaries and the impact of a 5.7% increase in retail kilowatt-hour (kWh) sales. The increase in retail kWh sales is the result of a strong local economy and colder winter weather followed by higher than normal early summer temperatures than was experienced in 1999. In addition, NSTAR's retail subsidiaries increased their standard offer rates in January 2000. The revenues charged for standard offer service are fully reconciled to the costs incurred and have no impact on net income.

Wholesale electric revenues were $48.8 million in 2000 compared to $74 million in 1999, a decrease of $25.2 million or 34%. This decrease in wholesale revenues primarily reflects a decrease in contract sales due to the sale of Pilgrim in July 1999.

Other revenues were $104.3 million in 2000 compared to $24.9 million in 1999, an increase of $79.4 million. This increase primarily reflects an additional $57 million for the non-utility operations of COM/Energy.

Gas revenues were $189.8 million in 2000 representing revenues from COM/Gas.

Retail Electric Sales and Revenues

Retail kWh sales increased 42.1% in 2000. This increase includes an increase of 36.4% representing the former COM/Energy subsidiaries. Without the impact of the merger, kWh sales for the first half of 2000 would have increased 4.8% from 1999. This increase in retail kWh sales is primarily due to weather conditions that favored electric sales as well as a robust housing market and continued improvement in regional economic conditions. The commercial sector represents approximately 50% of electric operating revenues. This sector has also been positively impacted by improved economic conditions.

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

Gas sales increased primarily due to customer growth and the colder than normal temperatures in the Worcester area during the latter part of January, offset slightly by warmer than normal weather over the six-month period. From January 17, 2000 through the end of the month there was a 22% increase in the number of heating degrees days which positively impacted sales. On January

17, 2000 firm sales had a record increase of 13.2% over the last record set on January 19, 1994. On a year-to-date basis, heating degree were 4.3% less than normal and 2.4% more than 1999. The number of ComGas customers has increased 1.6% over 1999. The increase in gas sales also reflects the impact of higher oil prices as customers switched to lower cost heating sources.

Operating expenses

Fuel, purchased power and cost of gas sold was $674 million in 2000 compared to $297.7 million in 1999, an increase of $376.3 million or 126%. The increase reflects $277.5 million of expense from the COM/Energy subsidiaries. Purchased power expense increased $103.7 million reflecting the increase in purchased power due to the sale of Pilgrim in 1999. NSTAR adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expenses reflect an increase of $34 million in 2000 and $23.7 million in 1999 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no impact on earnings. Offsetting these increases was the absence in the current period of fuel expense related to Pilgrim that was $8.7 million in 1999.

Operations and maintenance expense was $215.6 million in 2000 compared to $150.9 million in 1999, an increase of $64.7 million or 43%. This increase reflects $95.7 million from the COM/Energy subsidiaries related to normal operations and $3.9 million for bad debts. These increases were partially offset by the absence of $34.3 million for nuclear production expenses as a result of the sale of Pilgrim.

Depreciation and amortization expense was $118 million in 2000 compared to $95.2 million in 1999, an increase of $22.8 million or 24%. The increase reflects approximately $11.5 million resulting from the amortization of goodwill and costs to achieve related to the merger and a $27.3 million increase from the COM/Energy subsidiaries. These increases were partially offset by decreases resulting from the Pilgrim divestiture.

Demand side management (DSM) and renewable energy programs expense was $35.7 million in 2000 compared to $26.7 million in 1999, an increase of $9 million or 34% primarily due to $8.3 million from the COM/Energy subsidiaries. These costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $46.7 million in 2000 compared to $39.9 million in 1999, an increase of $6.8 million or 17%. The increase is due to $16.1 million from the COM/Energy subsidiaries partially offset by lower municipal property taxes of $6.4 million resulting from the Pilgrim divestiture.

Income taxes from operations were $49.1 million in 2000 compared to $38.3 million in 1999, an increase of $10.8 million or 28% reflecting higher pre-tax operating income in 2000.

Other income (expense), net

Other income, net was $7.9 million in 2000 compared to other expense of $3.4 million in 1999, a net increase in income of $11.3 million due to interest income received in 2000 of approximately $4.5 million from a third party related to the Pilgrim contract buyout.

Interest charges

Interest on long-term debt and transition property securitization certificates was $67.5 million in 2000 compared to $38.9 million in 1999, an increase of $28.6 million or 74%. The increase reflects $23.4 million of interest related to transition property securitization certificates and $15.8 million of interest from the COM/Energy subsidiaries. These increases were partially offset by approximately $10.4 million in reductions related to the following retirements:
$19 million of 7.8% debentures, $66 million of 9.875% debentures, $91 million of 9.375% debentures during the third quarter of 1999, $65 million of 6.8% debentures and $34 million of 9.875% debentures during the first half of 2000.

Interest on other debt increased $11.9 million and reflected the addition of the COM/Energy subsidiaries.

RCN Joint Venture and Investment Conversion
-------------------------------------------

NSTAR Communications, Inc. (NSTAR COM), a subsidiary of NSTAR, is a participant in a telecommunications venture with RCN Telecom Services, Inc. of Massachusetts
(RCN), a subsidiary of RCN Corporation. NSTAR accounts for its investment in the joint venture using the equity method of accounting. As part of the joint venture agreement, NSTAR has the option to exchange portions of its joint venture interest for shares of RCN common stock at specified periods. During 1998, NSTAR exercised its option to convert a portion of its interest. In the first quarter of 1999, NSTAR received 1.1 million shares of RCN common stock in exchange for a portion of its joint venture interest that had a net book value of $7.8 million. In May 1999, BETG notified RCN of its intention to exercise its option to convert an additional portion of its joint venture interest that had a net book value of $72.3 million at that time. In March 2000, NSTAR received approximately 3 million shares of RCN common stock associated with this second exchange. In connection with these two exchanges, as of the date of each respective conversion, NSTAR COM recorded a deferred gain for the difference between the net book value of its equity investment in the joint venture and the fair value of the shares received. In accordance with Generally Accepted Accounting Principals ("GAAP"), this gain must be deferred until one of a number of items occur such as, the joint venture becoming cash flow positive, generating net income, or the elimination of NSTAR COM's investment interest in the joint venture. As a result, the total deferred gain to be recognized in future periods as of June 30, 2000 is approximately $64 million and is reflected on the accompanying Condensed Consolidated Balance Sheets as a component of other deferred credits.

The RCN shares received are included in Other investments on the June 30, 2000 Condensed Consolidated Balance Sheets at their fair value of approximately $104 million. This fair value may increase or decrease, at any time, as a result of changes in the market price of RCN common stock. The unrealized gain or loss due to the changes in fair value on these shares during each period is reflected, net of associated income taxes, as comprehensive (loss) income on the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2000 and 1999. The cumulative increase or decrease in fair value of these shares as of June 30, 2000 and December 31, 1999 is reflected as accumulated other comprehensive income, net on the Condensed Consolidated Balance Sheets.

In addition, on April 6, 2000, NSTAR issued its third notice to exchange substantially all of its remaining interest with a net book value as of June 30, 2000 of approximately $129 million in the joint venture into common stock of

RCN. The ultimate number of RCN shares to be received associated with this third notice is expected to be determined in the latter part of 2000.

Liquidity

NSTAR companies supplement internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings.

In February 2000, NSTAR issued $300 million of long-term debt that was used to reduce short-term borrowings. NSTAR has a $450 million revolving credit agreement with a group of banks effective through November 2002. As of June 30, 2000, there was no amount outstanding under this credit agreement. The purpose of this agreement is to provide financing for general corporate purposes, to fund the common share repurchase program and for other corporate purposes.

Boston Edison has authority from the Federal Energy Regulatory Commission (FERC) to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks effective through December 2000, that serve as backup to Boston Edison's $200 million commercial paper program.

In addition, the former subsidiaries of COM/Energy have $130 million available under several lines of credit. Approximately $82 million was outstanding under these lines of credit as of June 30, 2000.

In July 2000, Boston Edison filed with the MDTE a Financing Application requesting authorization to issue from time to time up to $500 million of debt securities. Proceeds from such issuances covered under this application, will be used for repayment or refinancing of certain outstanding equity securities, long-term indebtedness, and for other corporate purposes.

In April 1998, Boston Edison announced a common share repurchase program under which it would repurchase up to four million of its common shares. NSTAR assumed this program effective as of the merger date. In October 1999, this program was completed by NSTAR. Four million shares were repurchased at a total cost of approximately $157 million. NSTAR subsequently announced a new $300 million common share repurchase program and, as of June 30, 2000, nearly 5.7 million shares have been repurchased at a cost of $235.8 million. Under the program, shares are repurchased through open market, block or privately-negotiated transactions, or a combination. The timing and actual number of shares repurchased will be impacted by market conditions.

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

New Accounting Principles

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No 133", is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for calendar year companies). Initial application shall be as of the beginning of an entity's fiscal quarter.

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

The impacts of various environmental, legal issues, and regulatory matters could differ from current expectations. New regulations or changes to existing regulations could impose additional operating requirements or liabilities other than expected. The effects of changes in specific hazardous waste site conditions and cleanup technology could affect the estimated cleanup liabilities. The impacts of changes in available information and circumstances regarding legal issues could affect the estimated litigation costs.

Part II - Other Information

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

There have been no material changes since year-end.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of shareholders of NSTAR was held on April 27, 2000. The holders of NSTAR's Common Shares were entitled to elect five Class I trustees to serve until the Annual Meeting to be held in the year 2003 and until the election and qualification of their respective successors. Proxies for 49,378,385 shares of the 56,997,061 entitled to vote were received.

The following table sets forth the names of the five persons elected at the Annual Meeting to serve as trustees until 2003 and the number of votes cast for or against with respect to each person.

Class I Trustee                         For                      Against
--------------------------  ---------------------------  -----------------------
Kevin C. Bryant                      48,630,155                  748,230
Gary L. Countryman                   48,653,412                  724,973
Thomas G. Dignan, Jr.                48,658,414                  719,971
Franklin M. Hundley                  48,656,266                  722,119
Gerald L. Wilson                     48,692,214                  686,171

Item 5.  Other Information
--------------------------

The following additional information is furnished in connection with the Registration Statement on Form S-3 of the Registrant (File No. 33-57840), filed with the Securities and Exchange Commission on February 3, 1993.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements.

Twelve months ended June 30, 2000:
--------------------------------------------------------------------------------------
Ratio of earnings to fixed charges                                             2.17
Ratio of earnings to fixed charges and preferred
stock dividend requirements                                                    2.08

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

            Exhibit 12   -  Computation of Ratio of Earnings to Fixed Charges

                    12.1 - Computation of ratio of earnings to fixed charges for the twelve months ended June 30, 2000.

                    12.2 - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements for the twelve months ended June 30, 2000.

            Exhibit 15   -  Letter Re Unaudited Interim Financial Information

                    15.1 -  Letter of Independent Accountants

                            Form S-4 Registration Statement filed by NSTAR on May 12, 1999 (File No. 333-78285); Post-effective Amendment to Form S-4 on Form S-3 filed by NSTAR on August 19, 1999 (File No. 333-78285); Post-effective Amendment to Form S-4 on Form S-8 filed by NSTAR on August 19, 1999 (File No. 333-78285); Form S-8
                            Registration Statement filed by NSTAR on August 19, 1999 (File No. 333-85559); and Form S-3 Registration Statement filed by NSTAR on January 12, 2000 (File No. 333-94735).

            Exhibit 27   -  Financial Data Schedule

                    27.1 -  Schedule UT

            Exhibit 99   -  Additional Exhibits

                    99.1 -  Report of Independent Accountants

b)  No Form 8-K was filed during the second quarter of 2000.

                                   Signature
                                   ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   NSTAR
                               ----------------------------------------------
                                                (Registrant)




Date: August 14, 2000          /s/ R. J. Weafer Jr.
                               ----------------------------------------------
                               Robert J. Weafer Jr.
                               Vice President, Controller
                               and Chief Accounting Officer