Form 10-K/A
period 1999-12-31
NSTAR/MA
filed 2000-09-29
CIK 1035675

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM___________TO____________.


                        Commission file number 1-14768
                        ------------------------------

                                     NSTAR
                                     -----
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                         04-3466300
       -------------                                         ----------
(STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

800 BOYLSTON ST., BOSTON MASSACHUSETTS                           02199
-------------------------------------------------------        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 617-424-2000
                                                    ------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                         NAME OF EACH EXCHANGE
                                                         ---------------------
          TITLE OF EACH CLASS                             ON WHICH REGISTERED
          -------------------                             -------------------
 Common shares, par value $1 per share                  New York Stock Exchange
                                                         Boston Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  [X]   NO  [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 computed as the average of the high and low market price of the common stock as reported in the listing of composite transactions for New York Stock Exchange listed securities in the Wall Street
Journal: $2,209,524,613.

  Indicate the number of shares outstanding of each for the registrant's classes of common stock, as of the latest practicable date.

                        CLASS                       0UTSTANDING AT MARCH 15, 2000
                        -----                       -----------------------------
             COMMON SHARES $1 PER VALUE                 56,836,646 SHARES

         DOCUMENTS INCORPORATED BY REFERENCE              PART IN FORM 10-K
        ------------------------------------              ------------------
 Portions of the Registrant's Notice of 2000 Annual      Parts I, II and III
     Meeting, Proxy Statement and 1999 Financial
          Information Dated March 30, 2000
             (pages as specified herein)

                                     NOTICE

This Form 10-K/A, dated September 29, 2000, amends NSTAR's 1999 Form 10-K as filed on March 30, 2000. Certain additional material contracts, as listed within
Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K", and the Consent of Independent Accountants are being filed in this Amendment No. 1. Item 14 is provided in its entirety and should be read in conjunction with NSTAR's 1999 Form 10-K.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as part of this Form 10-K:


1. Financial Statements:

                                                                                                            Page
                                                                                                           -------
Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.                         34

Consolidated Statements of Retained Earnings for the years ended December 31, 1999, 1998 and 1997.              35

Consolidated Balance Sheets as of December 31, 1999 and 1998.                                                   36

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.                     37

Notes to Consolidated Financial Statements.                                                                     38

Selected Consolidated Quarterly Financial Data (Unaudited)                                                      17

Report of Independent Accountants.                                                                              81

2.  Financial Statement Schedules:

Schedule II--Valuation and Qualifying Accounts--years ended December 31, 1999, 1998 and 1997.                   78

3.  Exhibits:

Refer to the exhibits listing beginning on the following page.

    (b) Reports on Form 8-k:

        None

                               NSTAR (REGISTRANT)

Exhibit 2   Plan of Acquisition, Reorganization, Arrangement, Liquidation or Seccession
----------  ----------------------------------------------------------------------------------------------------------
2.1         Amended and Restated Agreement and Plan of Merger, dated as of December 5, 1998, amended and restated as of May 4, 1999, by and among BEC Energy, Commonwealth Energy System, NSTAR, BEC Acquisition LLC and CES
            Acquisition LLC (Incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus,
            Registration Statement on Form S-4 of NSTAR (No. 333-78285)).

Exhibit 3   Articles of Incorporation and By-Laws
----------  ----------------------------------------------------------------------------------------------------------
3.1         Declaration of Trust of NSTAR (incorporated by reference to Annex D to the Joint Proxy
            Statement/Prospectus, which forms part of the Registration Statement on Form S-4 of NSTAR (No.
            333-78285)).
3.2         Bylaws of NSTAR (Incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus, which forms part of the Registration Statement on Form S-4 of NSTAR (No. 333-78285)).

Exhibit 4   Instruments Defining the Rights of Security Holders, Including Indentures
----------  ----------------------------------------------------------------------------------------------------------
4.0         Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of the Registrant and its subsidiaries defining the rights of holders of any long-term debt  whose authorization does not exceed 10% of total assets.
4.1         Indenture dated as of January 12, 2000 between NSTAR and Bank One Trust Company N.A. (Incorporated by
            reference, Exhibit 4.1 to NSTAR Registration Statement on Form S-3, File No. 333-94735).

Exhibit 10  Material Contracts
----------  ------------------------------------------------------------------------------------------------------
10.1        NSTAR Excess Benefit Plan, effective August 25, 1999 (Filed Herewith).
10.2        NSTAR Supplemental Executive Retirement Plan, effective August 25, 1999 (Filed Herewith).
10.3        Special Supplemental Executive Retirement Agreement between Boston Edison Company and Thomas J. May dated March 13, 1999, regarding Key Executive Benefit Plan and Supplemental Executive Retirement Plan
            (Filed Herewith).
10.4        Key Executive Benefit Plan Agreement dated as of October 1, 1983 between Boston Edison Company and
            Thomas J. May (Filed Herewith).
10.5        Key Executive Benefit Plan Agreement dated September 1, 1989 between Boston Edison Company and Ronald
            A. Ledgett (Filed Herewith).
10.6        Employment Agreement between Thomas J. May and NSTAR dated May 11, 1999 (Incorporated by reference to
            Annex A to the Joint Proxy Statement/Prospectus in Part I of the Registration Statement of NSTAR on
            Form S-4 (File No. 333-78285)).
10.7        Employment Agreement between Russell D. Wright and NSTAR dated May 11, 1999 (Incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus in Part I of the Registration Statement
            of NSTAR on Form S-4 (File No. 333-78285)).
10.8        Employment Agreement between Boston Edison Company and Ronald A. Ledgett dated April 30, 1987 (Boston
            Edison Company Form 10-K for the year ended December 31, 1994, File No. 1-2301).
10.9        Change in Control Agreement between NSTAR and Thomas J. May dated May 11, 1999 (Filed Herewith).

10.10       Change in Control Agreement between NSTAR and Russell D. Wright dated May 11,1999 (Filed Herewith).

10.11       NSTAR Deferred Compensation Plan (Restated Effective August 25, 1999) (Filed Herewith).
10.12       NSTAR 1997 Share Incentive Plan, as amended June 30, 1999 and assumed by NSTAR effective August 28,
            2000 (Filed Herewith)

                          BEC Energy and Subsidiaries

Exhibit 3   Articles of Incorporation and By-Laws
----------  ------------------------------------------------------------------------------------------------------
3.1         Boston Edison Restated Articles of Organization (Form 10-Q for the quarter ended June 30, 1994, File
            No. 1-2301).
3.2         Boston Edison Company Bylaws April 19, 1977, as amended January 22, 1987, January 28, 1988, May 28,
            1988, and November 22, 1989 (Form 10-Q for the quarter ended June 30, 1990, File No. 1-2301).

Exhibit 4   Instruments Defining the Rights of Security Holders, Including Indentures
----------  ------------------------------------------------------------------------------------------------------
4.1         Medium-Term Notes Series A--Indenture dated September 1, 1988, between Boston Edison Company and Bank of Montreal Trust Company (Form 10-Q for the quarter ended September 30, 1988, File No. 1-2301).
4.1.1       First Supplemental Indenture dated June 1, 1990 to Indenture dated September 1, 1988 with Bank of
            Montreal Trust Company 9/7//8% debentures due June 1, 2020. (Form 8-K dated June 28, 1990, File No.
            1-2301).
4.1.26      Indenture of Trust and Agreement among the City of Boston, Massachusetts (acting by and through its
            Industrial Development Financing Authority) and Harbor Electric Energy Company and Shawmut Bank,
            N.A., as Trustee, dated November 1, 1991 (Form 10-K for the year end December 31, 1991, File No.
            1-2301).
4.1.27      Votes of the Pricing Committee of the Board of Directors of Boston Edison Company taken August 5,
            1991 re 9/3//8% debentures due August 15, 2021 (Form 10-K for the year ended December 31, 1991, File
            No. 1-2301)
4.1.25      Votes of the Pricing Committee of the Board of Directors of Boston Edison Company taken September 10,
            1992 re 8/1//4% debentures due September 15, 2022 (Form 10-K for the year ended December 31, 1997,
            File No. 1-2301).
4.1.26      Votes of the Pricing Committee of the Board of Directors of Boston Edison Company taken January 27,
            1993 re /6//80% debentures due February 1, 2000 (Form 10-K for the year ended December 31, 1992, File
            No. 1-2301).
4.1.27      Votes of the Pricing Committee of the Board of Directors of Boston Edison Company taken March 5, 1993 re /6//80% Debentures due March 15, 2003 and 7.80% debentures due March 15, 2023 (Form 10-K for the year ended December 31, 1992, File No. 1-2301).
4.1.28      Votes of the Pricing Committee of the Board of Directors of Boston Edison Company taken August 18,
            1993 re 6.05% debentures due August 15, 2000 (Form 10-K for year ended December 31, 1993, File No.
            1-2301).
4.1.9       Votes of the Pricing Committee of the Board of Directors of Boston Edison Company taken May 10, 1995 re 7.80% debentures due May 15, 2010 (Form 10-K for the year ended December 31, 1995, File No.
            1-2301).

Exhibit 10  Material Contracts
----------  ------------------------------------------------------------------------------------------------------
10.11       Boston Edison Company Deferred Fee Plan dated January 14, 1993 (Form 10-K for year ended December 31,
            1992, File No. 1-2301).
10.10       Deferred Compensation Trust between Boston Edison Company and State Street Bank and Trust Company
            dated February 2, 1993 (Form 10-K for the year ended December 31, 1992, File No. 1-2301).
10.5.1      Amendment No. 1 to Deferred Compensation Trust dated March 31, 1994 (Form 10-K for the year ended
            December 31, 1994).
10.10       Employment Agreement Applicable to Ronald A. Ledgett dated April 30, 1987 (Form 10-K for the year ended December 31, 1994, File No. 1-2301).
10.12       Boston Edison Company Restructuring Settlement Agreement dated July 1997 (Form 10-K for the year ended December 31, 1997, File No. 1-2301).
10.1        Boston Edison Company and Sithe Energies, Inc. Purchase and Sale and Transition Agreements dated
            December 10, 1997 (Form 10-Q for the quarter ended March 31, 1998, File No. 1-2301).
10.11       Boston Edison Company Directors' Deferred Fee Plan Restatement effective October 1, 1998 (Form 10-K for the year ended December 31, 1999, File No. 1-2301).
10.12       Boston Edison Company and Entergy Nuclear Generation Company Purchase and Sale Agreement dated
            November 18, 1998 (Form 10-K for the year ended December 31, 1999, File No. 1-2301).
10.13       License Agreement Between Boston Edison Company and Becocom, Inc., dated Jule 17, 1997 (Form 10-K for the year ended December 31, 1999, File No. 1-14768).
10.14       Chilled Water Service Agreement between Northwind Boston LLC and Prucenter Acquisition LLC, March 23,
            1999.  (Form 10-K for the year ended December 31, 1999, File No. 1-14768).

Exhibit 21  Subsidiaries of the Registrant
----------  ------------------------------------------------------------------------------------------------------
21.1        Boston Edison Company (incorporated in Massachusetts), a wholly owned subsidiary of BEC Energy.
21.2        Boston Energy Technology Group, Inc. (incorporated in Massachusetts), a wholly owned subsidiary of
            BEC Energy.



21.3        Harbor Electric Energy Company (incorporated in Massachusetts), a wholly owned subsidiary of Boston
            Edison Company.

Exhibit 99  Additional Exhibits
----------  ------------------------------------------------------------------------------------------------------
99.1        Settlement Agreement between Boston Edison Company and Commonwealth Electric Company, Montaup
            Electric Company and the Municipal Light Department of the Town of Reading, Massachusetts, dated
            January 5, 1990 (Form 8-K dated December 21, 1989, File No. 1-2301).
99.2        Settlement Agreement between Boston Edison Company and City of Holyoke Gas and City of Holyoke Gas
            and Electric Department et. al., dated April 26, 1990 (Form 10-Q for the quarter ended March 31,
            1990, File No. 1-2301).
99.3        Information required by SEC Form 11-K for certain employee benefit plans for the years ended December
            31, 1997, 1996 and 1995 (Form 10-K/A Amendments to Form 10-K for the years December 31, 1997, 1996 and 1995 dated June 25, 1998, June 26, 1997 and June 27, 1996 respectively.

                                            COMMONWEALTH ENERGY SYSTEM

Exhibit 4   Instruments Defining the Rights of Security Holders, Including Indentures
----------  ------------------------------------------------------------------------------------------------------
4.1.1       CES Note Agreement ($40 Million Privately Placed Senior Notes) dated June 28, 1989 (Exhibit 1 to the
            CES Form 10-Q (September 1989), File No. 1-7316).

Exhibit 10  Power Contract
----------  ------------------------------------------------------------------------------------------------------
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


10.1.15     Capacity Acquisition Agreement between CEC, CEL and CE dated September 25, 1980 (Refiled as Exhibit 1 to the 1991 CEC Form 10-K, File No. 2-30057).
10.1.15.1   Amendment to 10.1.15 as amended and restated June 1, 1993, henceforth referred to as the Capacity
            Acquisition and Disposition Agreement, whereby Canal Electric Company, as agent, in addition to acquiring power may also sell bulk electric power which Cambridge Electric Light Company and/or
            Commonwealth Electric Company owns or otherwise has the right to sell (Exhibit 1 to Canal Electric's
            Form 10-Q (September 1993), File No. 2-30057).
10.1.16     Phase 1 Vermont Transmission Line Support Agreement and Amendment No. 1 thereto between Vermont
            Electric Transmission Company, Inc. and certain other New England utilities, dated December 1, 1981 and June 1, 1982, respectively (Exhibits 5 and 6 to the CE 1992 Form 10-K, File No. 2-7749).
10.1.16.1   Amendment No. 2 to 10.1.16 as amended November 1, 1982 (Exhibit 5 to the CE Form 10-Q (June 1984),
            File No. 2-7749).
10.1.16.2   Amendment No. 3 to 10.1.16 as amended January 1, 1986 (Exhibit 2 to the CE 1986 Form 10-K, File No.
            2-7749).
10.1.17     Power Purchase Agreement between Pioneer Hydropower, Inc. and CE for the purchase of available hydro-electric energy produced by a facility located in Ware, Massachusetts, dated September 1, 1983
            (Refiled as Exhibit 1 to the CE 1993 Form 10-K, File No. 2-7749).
10.1.18     Power Purchase Agreement between Corporation Investments, Inc. (CI), and CE for the purchase of available hydro-electric energy produced by a facility located in Lowell, Massachusetts, dated
            January 10, 1983 (Refiled as Exhibit 2 to the CE 1993 Form 10-K, File No. 2-7749).
10.1.18.1   Amendment to 10.1.18 between CI and Boott Hydropower, Inc., an assignee therefrom, and CE, as amended
            March 6, 1985 (Exhibit 8 to the CE 1984 Form 10-K, File No. 2-7749).
10.1.19     Phase 1 Terminal Facility Support Agreement dated December 1, 1981, Amendment No. 1 dated June 1,
            1982 and Amendment No. 2 dated November 1, 1982, between New England Electric Transmission
            Corporation (NEET), other New England utilities and CE (Exhibit 1 to the CE Form 10-Q (June 1984),
            File No. 2-7749).
10.1.19.1   Amendment No. 3 to 10.1.19 (Exhibit 2 to the CE Form 10-Q (June 1986), File No. 2-7749).
10.1.20     Preliminary Quebec Interconnection Support Agreement dated May 1, 1981, Amendment No. 1 dated
            September 1, 1981, Amendment No. 2 dated June 1, 1982, Amendment No. 3 dated November 1, 1982,
            Amendment No. 4 dated March 1, 1983 and Amendment No. 5 dated June 1, 1983 among certain New England
            Power Pool (NEPOOL) utilities (Exhibit 2 to the CE Form 10-Q (June 1984), File No. 2-7749).
10.1.21     Agreement with Respect to Use of Quebec Interconnection dated December 1, 1981, Amendment No. 1 dated
            May 1, 1982 and Amendment No. 2 dated November 1, 1982 among certain NEPOOL utilities (Exhibit 3 to the CE Form 10-Q (June 1984), File No. 2-7749).
10.1.21.1   Amendatory Agreement No. 3 to 10.1.21 as amended June 1, 1990, among certain NEPOOL utilities
            (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).
10.1.22     Phase I New Hampshire Transmission Line Support Agreement between NEET and certain other New England
            Utilities dated December 1, 1981 (Exhibit 4 to the CE Form 10-Q (June 1984), File No. 2-7749).
10.1.23     Agreement, dated September 1, 1985, with Respect To Amendment of Agreement With Respect To Use Of
            Quebec Interconnection, dated December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of ''Project'' (Exhibit 1 to the CEC Form 10-Q (September 1985), File
            No. 2-30057).



10.1.24     Agreement to Preliminary Quebec Interconnection Support Agreement--Phase II among Public Service
            Company of New Hampshire (PSNH), New England Power Co. (NEP), BECO and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1,
            1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).
10.1.25     Preliminary Quebec Interconnection Support Agreement--Phase II among certain New England electric utilities dated June 1, 1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).
10.1.25.1   First, Second and Third Amendments to 10.1.25 as amended March 1, 1985, January 1, 1986 and March 1,
            1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).
10.1.25.2   Fifth, Sixth and Seventh Amendments to 10.1.25 as amended October 15, 1987, December 15, 1987 and
            March 1, 1988, respectively (Exhibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).
10.1.25.3   Fourth and Eighth Amendments to 10.1.25 as amended July 1, 1987 and August 1, 1988, respectively
            (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).
10.1.25.4   Ninth and Tenth Amendments to 10.1.25 as amended November 1, 1988 and January 15, 1989, respectively
            (Exhibit 2 to the CEC 1988 Form 10-K, File No. 2-30057).
10.1.25.5   Eleventh Amendment to 10.1.25 as amended November 1, 1989 (Exhibit 4 to the CEC 1989 Form 10-K, File
            No. 2-30057).
10.1.25.6   Twelfth Amendment to 10.1.25 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990),
            File No. 2-30057).
10.1.26     Phase II Equity Funding Agreement for New England Hydro-Transmission Electric Company, Inc. (New
            England Hydro) (Massachusetts), dated June 1, 1985, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September 1985), File No. 2-30057).
10.1.27     Phase II Massachusetts Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q
            (September 1990), File No. 2-30057).
10.1.28     Phase II New Hampshire Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1990, respectively, between New England Hydro-Transmission Corporation (New Hampshire Hydro) and certain
            NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).
10.1.29     Phase II Equity Funding Agreement for New Hampshire Hydro, dated June 1, 1985, between New Hampshire
            Hydro and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1985), File No.
            2-30057).
10.1.29.1   Amendment No. 1 to 10.1.29 dated May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No.
            2-30057).
10.1.29.2   Amendment No. 2 to 10.1.29 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September
            1987), File No. 2-30057).
10.1.30     Phase II New England Power AC Facilities Support Agreement, dated June 1, 1985, between NEP and certain NEPOOL utilities (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).
10.1.30.1   Amendments Nos. 1 and 2 to 10.1.30 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit
            5 to the CEC Form 10-Q (March 1987), File No. 2-30057).




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

 10.1.34.1  First Amendment to 10.1.34 as amended August 15, 1988 (Exhibit 1 to the CE Form 10-Q (September
            1988), File No. 2-7749).
 10.1.34.2  Second Amendment to 10.1.34 as amended January 1, 1989 (Exhibit 2 to the CE 1988 Form 10-K, File No.
            2-7749).
 10.1.34.3  Power Sale Agreement dated August 15, 1988 between NEA and CE for the purchase of 21 MW of electricity (Exhibit 2 to the CE Form 10-Q (September 1988), File No. 2-7749).
 10.1.34.4  Amendment to 10.1.34.3 as amended January 1, 1989 (Exhibit 3 to the CE 1988 Form 10-K, File No.
            2-7749).
 10.1.35    Power Purchase Agreement and First Amendment, dated September 5, 1989 and August 3, 1990, respectively, by and between Commonwealth Electric (buyer) and Dartmouth Power Associates Limited
            Partnership (seller), whereby buyer will purchase all of the energy (67.6 MW) produced by a single gas turbine unit (Exhibit 1 to the CE Form 10-Q (June 1992), File No. 2-7749).
 10.1.35.1  Second Amendment, dated June 23, 1994, to 10.1.50 by and between Commonwealth Electric Company and
            Dartmouth Power Associates, L.P. dated September 5, 1989 (Exhibit 4 to the CE Form 10-Q (June 1995),
            File No. 2-7749).
 10.1.36    Power Purchase Agreement by and between Masspower (seller) and Commonwealth Electric Company (buyer)
            for a 11.11% entitlement to the electric capacity and related energy of a 240 MW gas-fired cogeneration facility, dated February 14, 1992 (Exhibit 1 to Commonwealth Electric's Form 10-Q
            (September 1993), File No. 2-7749).
 10.1.37    Power Sale Agreement by and between Altresco Pittsfield, L.P. (seller) and Commonwealth Electric
            Company (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogeneration facility, dated February 20, 1992 (Exhibit 2 to Commonwealth Electric's Form
            10-Q (September 1993), File No. 2-7749).
 10.1.37.1  System Exchange Agreement by and among Altresco Pittsfield, L.P., Cambridge Electric Light Company,
            Commonwealth Electric Company and New England Power Company, dated July 2, 1993 (Exhibit 3 to
            Commonwealth Electric's Form 10-Q (September 1993), File No 2-7749).
 10.1.37.2  Power Sale Agreement by and between Altresco Pittsfield, L. P. (seller) and Cambridge Electric Light
            Company (Cambridge Electric) (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogeneration facility, dated February 20, 1992 (Exhibit 1 to Cambridge
            Electric's Form 10-Q (September 1993), File No. 2-7909).
 10.1.37.3  First Amendment, dated November 7, 1994, to 10.1.37 by and between Commonwealth Electric Company and
            Altresco Pittsfield, L.P. dated February 20, 1992 (Filed as Exhibit 3 to Commonwealth Electric
            Company's Form 10-Q (June 1995), File 2-7749).
 10.1.37.4  First Amendment, dated November 7, 1994, to 10.1.37.2 by and between Cambridge Electric Light Company and Altresco Pittsfield, L.P. dated February 20, 1992 (Filed as Exhibit 2 to Cambridge Electric Light
            Company's Form 10-Q (June 1995), File 2-7909).
 10.2.1     Transportation Agreement between CNG and CG to provide for transportation of natural gas on a daily basis from Steuben Gas Storage Company to TGP (Exhibit 10 to the CG 1991 Form 10-K, File No. 2-1647).
 10.3.1     Pension Plan for Employees of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Exhibit 1 to CES Form 10-Q (September 1993), File No. 1-7316).
 10.3.2     Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies as amended and restated
            January 1, 1993 (Exhibit 2 to CES Form 10-Q (September 1993), File No. 1-7316).



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

                       CAMBRIDGE ELECTRIC LIGHT COMPANY

Exhibit 4   Instruments Defining the Rights of Security Holders, Including Indentures
----------  ------------------------------------------------------------------------------------------------------
 4.2.1      Original Indenture on Form S-1 (April, 1949) (Exhibit 7(a), File No. 2-7909).
 4.2.2      Third Supplemental on Form 10-K (1984) (Exhibit 1, File No. 2-7909).
 4.2.3      Fourth Supplemental on Form 10-K (1984) (Exhibit 2, File No. 2-7909).
 4.2.4      Sixth Supplemental on Form 10-Q (June 1989) (Exhibit 1, File No. 2-7909).
 4.2.5      Seventh Supplemental on Form 10-Q (June 1992), (Exhibit 1, File No. 2-7909).

                           COMMONWEALTH GAS COMPANY

Exhibit 4   Instruments Defining the Rights of Security Holders, Including Indentures
----------  ------------------------------------------------------------------------------------------------------
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

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997

                             (DOLLARS IN THOUSANDS)

                                                                   ADDITIONS
                                                            -----------------------
                                             BALANCE AT     PROVISIONS                 DEDUCTIONS     BALANCE
                                             BEGINNING      CHARGED TO                  ACCOUNTS      AT END
DESCRIPTION                                   OF YEAR       OPERATIONS   RECOVERIES   WRITTEN OFF     OF YEAR
----------------------------------------  ----------------  -----------  ----------   ------------  -----------
YEAR ENDED DECEMBER 31, 1999
Allowance for Doubtful Accounts......           $14,158(a)      $23,098       $5,260       $20,089      $22,427
YEAR ENDED DECEMBER 31, 1998
Allowance for Doubtful Accounts......           $10,228         $ 9,555       $4,242       $14,959      $ 9,066
YEAR ENDED DECEMBER 31, 1997
Allowance for Doubtful Accounts......           $ 2,000         $24,884       $3,593       $20,249      $10,228

(a) The beginning balance includes $5,092,000 that relates to COM/Energy's reserve balance at the merger date of August 25, 1999.






                      CONSENT OF INDEPENDENT ACCOUNTANTS
                      ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-94735) of NStar of our report dated January 26, 2000 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 26 relating to the financial statement schedules, which appears in this Form 10-K.


PricewaterhouseCoopers LLP
Boston, Massachusetts

FORM 10-K/A                         NSTAR                     DECEMBER 31, 1999
AMENDMENT NO. 1




                                   SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NSTAR
                                           ----------
                                          Registrant


                                        By: /s/   Robert J. Weafer, Jr.
                                            -------------------------------
                                                  ROBERT J. WEAFER, JR.
                                              VICE PRESIDENT, CONTROLLER AND
                                                 CHIEF ACCOUTING OFFICER

Date: September 29, 2000