Form 10-Q
period 2000-09-30
NSTAR/MA
filed 2000-11-14
CIK 1035675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2000

                               or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from __________ to __________


                 Commission file number 1-14768

                                     NSTAR
     (Exact name of registrant as specified in its charter)


Massachusetts                               04-3466300
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


800 Boylston Street, Boston, Massachusetts  02199
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code:  (617) 424-
2000


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

             Class               Outstanding at November 3, 2000
  Common Shares, $1 par value           53,032,546 shares

Part I - Financial Information
Item 1.  Financial Statements
                                      NSTAR
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                   Three Months               Nine Months
                                Ended September 30,         Ended September 30,
                                  2000         1999          2000          1999

Operating revenues            $709,519     $517,151    $2,004,975    $1,268,311
Operating expenses:
  Fuel, purchased power and
    cost of gas sold           325,000      213,223       999,013       510,920
  Operations and               111,847       93,050       327,407       243,999
maintenance
  Depreciation and              58,958       56,609       176,925       151,797
amortization
  Demand side management
and                             23,286       15,507        59,014        42,208
    renewable energy
programs
  Taxes - property and          20,123       17,228        66,868        57,176
other
  Income taxes                  43,147       36,512        92,234        74,791
    Total operating            582,361      432,129     1,721,461     1,080,891
expenses

Operating income               127,158       85,022       283,514       187,420

Other income, net                  325       17,012         8,195        13,643
Operating and other income     127,483      102,034       291,709       201,063

Interest charges:
  Long term debt                24,235       19,693        79,817        58,594
  Transition property
    securitization              11,223        8,439        34,625         8,439
certificates
  Other                         26,541        6,091        43,686       11,324
  Allowance for borrowed
funds     used during            (802)        (449)       (2,732)       (1,368)
construction
      Total interest            61,197       33,774       155,396        76,989
charges

Net income                      66,286       68,260       136,313       124,074
Preferred stock dividends
of   subsidiary                  1,490        1,490         4,470         4,470
Earnings available for
common   shareholders         $ 64,796     $ 66,770    $  131,843    $  119,604
                              ========     ========    ==========    ==========
Weighted average common
shares   outstanding:
    Basic                       53,690       50,674        55,510        47,811
                                ======       ======        ======        ======
    Diluted                     53,850       50,922        55,677        47,963
                                ======       ======        ======        ======
Earnings per common share:
    Basic                        $1.21        $1.32         $2.38         $2.50
                                 =====        =====         =====         =====
    Diluted                      $1.20        $1.31         $2.37         $2.49
                                 =====        =====         =====         =====

Dividends declared per
common share                     $0.50       $0.485         $1.50        $1.455
                                 =====       ======         =====        ======

The accompanying notes are an integral part of the condensed consolidated financial statements.
                                      NSTAR
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                 (in thousands)

                              Three Months            Nine Months
                            Ended September 30,     Ended September 30,
                             2000         1999        2000       1999

Net income               $ 66,286     $ 68,260    $136,313   $124,074
Other comprehensive
income, net:
  Unrealized (loss)
gain on     investments  (11,147)      (1,704)    (56,382)     15,229
Comprehensive income     $ 55,139     $ 66,556    $ 79,931   $139,303
                         ========     ========    ========   ========



The accompanying notes are an integral part of the condensed consolidated financial statements.




                                      NSTAR
             Condensed Consolidated Statements of Retained Earnings
                                   (Unaudited)
                                 (in thousands)

                                         Three Months             Nine Months
                                     Ended September 30,       Ended September 30,
                                        2000         1999        2000         1999

Balance at the beginning of the     $395,086     $365,995    $389,989     $360,509
period
  Net income                          66,286       68,260     136,313      124,074
Dividends declared:
  Common shares                     (26,516)     (29,570)    (82,003)     (74,139)
  Preferred stock                    (1,490)      (1,490)     (4,470)      (4,470)
    Subtotal                         433,366      403,195     439,829     405,974
Provision for preferred stock
  redemption and issuance costs         (60)         (60)       (180)        (248)
Common share repurchase program      (2,507)           68     (8,850)      (2,523)
Balance at the end of the period    $430,799     $403,203    $430,799     $403,203
                                    ========     ========    ========     ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                                      NSTAR
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)


                                      September 30,    December 31,
                                               2000            1999

Assets
Utility plant in service, at             $3,971,713      $3,884,728
original cost
  Less: accumulated depreciation          1,355,073       1,303,893
                                          2,616,640       2,580,835
Construction work in progress                82,096          67,217
  Net utility plant                       2,698,736       2,648,052

Nonutility property                          85,064         100,525

Goodwill                                    476,801         485,990
Equity investments                          160,984         173,290
Other investments                           101,221          69,942

Current assets:
  Cash and cash equivalents                  23,537         168,599
  Restricted cash                           141,998         147,941
  Accounts receivable                       430,694         392,702
  Accrued unbilled revenues                  67,090          34,013
  Materials and supplies, at average         47,226          48,756
cost
  Prepaid expenses and other                155,886         147,469
    Total current assets                    866,431         939,480

Regulatory assets                           974,799         883,867

Other deferred debits                       205,848         164,997

  Total assets                           $5,569,884      $5,466,143
                                         ==========      ==========












The accompanying notes are an integral part of the condensed consolidated financial statements.
                                      NSTAR
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                      September 30,     December 31,
                                               2000             1999
Capitalization and Liabilities
Common equity:
  Common shares, par value $1 per
share
    (53,032,546 and 58,059,646 shares
issued
    and outstanding)                     $   53,033       $   58,060
  Premium on common shares                  876,899        1,075,483
  Retained earnings                         430,799          389,989
    Total common equity                   1,360,731        1,523,532

Accumulated other comprehensive
  (loss) income, net                       (36,267)           20,115
Cumulative preferred stock of
subsidiary:
  Nonmandatory redeemable series             43,000           43,000
  Mandatory redeemable series                49,459           49,279
    Total preferred stock                    92,459           92,279

Long-term debt                            1,448,770          986,843
Transition property securitization
  certificates                              584,130          646,559
    Total long-term debt                  2,032,900        1,633,402

    Total capitalization                  3,449,823        3,269,328

Current liabilities:
  Transition property securitization
     certificates due within one year        64,363           50,922
  Long-term debt due within one year          6,870          170,470
  Notes payable                             516,697          458,000
  Accounts payable                          179,314          193,937
  Accrued interest                           17,991           21,830
  Dividends payable                          27,986           29,871
  Other                                     331,817          271,191
    Total current liabilities             1,145,038        1,196,221

Deferred credits:
  Accumulated deferred income taxes         627,202          608,587
  Accumulated deferred investment tax
    credits                                  39,874           41,946
  Other                                     307,947          350,061
    Total deferred credits                  975,023        1,000,594

Commitments and contingencies

    Total capitalization and             $5,569,884       $5,466,143
      liabilities                        ==========       ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                      NSTAR
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                        Nine Months Ended September 30,
                                                 2000               1999
Operating activities:
  Net income                                $ 136,313          $ 124,074
  Adjustments to reconcile net income to
  net cash provided by operating
  activities:
      Depreciation and amortization           176,925            152,104
      Deferred income taxes and
        investment tax credits                 45,317             46,980
      Allowance for borrowed funds used
        during construction                    (2,732)            (1,420)
      Power contract buyout                    (8,494)           (65,781)
  Net changes in working capital             (133,616)           (90,188)
  Other, net                                 (127,252)           (36,853)
Net cash provided by operating activities      86,461            128,916
Investing activities:
  Plant expenditures (excluding AFUDC)       (147,800)           (94,914)
  Costs of nuclear divestiture, net                 -           (127,061)
  Payment for acquisition, net of cash              -           (295,535)
acquired
  Nuclear fuel expenditures                    (1,340)           (16,117)
  Investments                                 (59,393)           (77,219)
Net cash used in investing activities        (208,533)          (610,846)
Financing activities:
  Proceeds from transition property                  -           725,000
securitization
  Common share repurchases                   (212,039)           (68,698)
  Long-term debt redemptions                 (201,886)          (225,376)
  Transition property securitization
    certificates redemptions                  (82,149)                 -
  Long-term debt issue                        500,000                  -
  Financing costs                              (1,145)                 -
  Net change in notes payable                  58,697            115,725
  Dividends paid                              (84,468)           (71,924)
Net cash (used in) provided by financing
  activities                                  (22,990)           474,727
Net decrease in cash and cash equivalents    (145,062)            (7,203)
Cash and cash equivalents at beginning of     168,599             89,126
year
Cash and cash equivalents at end of         $  23,537          $  81,923
 period                                     =========          =========

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest, net of amounts capitalized      $ 127,988          $  80,580
                                            =========          =========
  Income taxes                              $  20,835          $  16,722
                                            =========          =========
Supplemental noncash investing activity:
  Number of common shares issued for                              20,251
acquisition   of COM/Energy                                    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying Notes should be read in conjunction with the Notes to the Consolidated Financial Statements included in NSTAR's 1999 Annual Report on Form 10-K.

A)  Merger of BEC Energy and Commonwealth Energy System

On August 25, 1999, BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) completed a merger to create NSTAR, an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. NSTAR's utility subsidiaries are Boston Edison Company, Commonwealth Electric Company, Cambridge Electric Light Company, Canal Electric Company and Commonwealth Gas Company. NSTAR's nonutility operations include telecommunications, district heating and cooling operations and liquefied natural gas services.

B)  Basis of Presentation

The merger was accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting. Under this method, the accompanying unaudited condensed consolidated financial statements of NSTAR for the three and nine-month periods ended September 30, 2000 include the results of operations, comprehensive income and cash flows of BEC and COM/Energy for the entire period presented. However, the 1999 unaudited condensed consolidated financial statements for the three and nine-month periods reflect the results of operations, comprehensive income and cash flows of BEC for the two and eight-month periods, respectively, and NSTAR as of September 1.

The financial information presented as of September 30, 2000 and for the periods ended September 30, 2000 and 1999 have been prepared from NSTAR's books and records without audit by independent accountants. Financial information as of December 31, 1999 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by generally accepted accounting principles
(GAAP). In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

The preparation of financial statements in conformity with GAAP requires management of NSTAR and its subsidiaries to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The results of operations for the periods ended September 30, 2000 and 1999 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. Gas sales and revenues are typically higher in the winter months than during other periods of the year.

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

D)  Contingencies

1. Environmental Matters

The utility subsidiaries of NSTAR are involved in approximately 30 properties where oil or hazardous materials were spilled or released. As such, the companies are required to clean up these remaining properties in accordance with specific state regulations. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. NSTAR subsidiaries also face possible liability as a potentially responsible party in the cleanup of six multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. NSTAR generally expects to have only a small percentage of the total potential liability for these sites. Approximately $7 million is included as a liability on the September 30, 2000 and December 31, 1999 Condensed Consolidated Balance Sheets related to the non-recoverable portion of these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether Commonwealth Gas may be responsible for remedial action. The MDTE has to date approved recovery of costs associated with MGP sites. As of September 30, 2000 and December 31, 1999, Commonwealth Gas has recorded a liability and corresponding regulatory asset amounting to $2.2 million as an estimate for site cleanup costs for several MGP sites for which Commonwealth Gas was previously cited as a potentially responsible party.

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

2. Generating Unit Performance Programs

The MDTE's generating unit performance programs ceased March 1, 1998. Under these programs, the recovery of incremental purchased power costs resulting from generating unit outages occurring through the retail access date was subject to review by the MDTE. Comprehensive settlements relative to generating unit performance, including the review of replacement power costs associated with the shutdown of the Connecticut Yankee nuclear electric generating unit, were approved by the MDTE on August 1, 2000. The approved MDTE settlements did not have a material impact on NSTAR's consolidated financial position, results of operations or cash flows.

3. Industry and Corporate Restructuring Legal Proceedings

The MDTE order approving the Boston Edison electric restructuring settlement agreement was appealed by certain parties to the Massachusetts Supreme Judicial Court (SJC). One settlement agreement appeal remains pending. However, to date there has been no briefing, hearing or other action taken with respect to this proceeding. Management is currently unable to determine the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows or results of operations for a reporting period.

4. Regulatory Proceedings

Under applicable restructuring plans or settlements approved by the MDTE, each NSTAR retail electric subsidiary must, on an annual basis, file proposed adjustments to their rates for the upcoming year along with a proposed reconciliation of prior year revenues and costs for their standard offer, default service, transmission and transition charges. Each retail electric subsidiary made such a filing with the MDTE in the Fall of 1999, as to which the MDTE subsequently approved proposed rate adjustments effective January 1, 2000, and conducted further hearings for the purpose of reconciliation of prior year's costs and revenues related to each company's transition and transmission charges and the charges for standard offer and default service. In each such proceeding, intervenors have contested certain cost allocations and other related issues. The MDTE has not yet rendered a final decision. In November 2000, each retail electric subsidiary made a similar filing containing proposed rate adjustments for 2001 and included a reconciliation of costs and revenues through 1999. No action has yet been taken by the MDTE concerning such filings.

As part of the accounting for the transition charge, a final reconciliation was performed to the 1998 and 1999 transition charge true-up filings. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there would be a material adverse impact on NSTAR's consolidated financial position, results of operations and cash flows in the near term.

In addition to the annual rate filings referenced above, the NSTAR retail electric subsidiaries have also made separate filings with the MDTE concerning charges for standard offer and default service. The NSTAR electric companies have filed with the MDTE a request for approval to increase their standard offer service rates based on a fuel adjustment formula based on the prices of natural gas and oil contained in their standard offer tariffs. The adjustments would increase standard offer service rates as follows: Boston Edison - from 4.5 cents per kWh to 5.081 cents per kWh; Cambridge Electric and Commonwealth Electric - from 3.8 cents per kWh to 4.45 cents per kWh. The MDTE continues to consider the request for effect in future months. If the request is approved, the companies expect to make further monthly filings to adjust customer billings based on changes in the costs of natural gas and oil. The NSTAR Electric companies have also made filings with the MDTE to increase the price for default service to market-based levels. On October 19, 2000 the MDTE approved the companies' request to increase the price of generation service for default service to 6.280 cents per kWh effective December 1, 2000. On November 9, 2000 the NSTAR electric companies filed a request with the MDTE to increase the price for default service to 6.993 cents per kWh for the period January 1, 2001 through June 30, 2001. These and future prices for default service are based upon market solicitations for power supply for default service purposes consistent with provisions of the Electric Restructuring Act and MDTE orders.

The Massachusetts Attorney General has contested cost allocations related to Boston Edison's wholesale customers since 1998. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there would be a material adverse impact on Boston Edison's consolidated financial position, results of operations and cash flows in the near term.

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with a 1993 order that permitted the formation of Boston Energy Technology Group (BETG) and authorized Boston Edison to invest up to $45 million in unregulated activities. The hearing was completed during the first quarter of 1999. Management is currently unable to determine the timing of and the outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and results of operations for a reporting period.

5. Rate Plan

In July 1999, the MDTE approved a rate plan filed by the utility subsidiaries of BEC and COM/Energy in connection with the merger. A group of four intervenors and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the SJC in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the timing or ultimate outcome of these appeals.

6. Natural Gas Industry Restructuring and Rates

In late 1998, the MDTE issued an order establishing rules and regulations governing the unbundling of gas service to all customers in Massachusetts. Prior to this, only commercial and industrial customers were able to obtain competitive gas supply service from a source other than the local distribution company
(LDC). These regulations are similar to those adopted by the MDTE governing electric restructuring. Among the important provisions are: setting the LDC as the default service provider, certification of competitive suppliers/marketers, extension of the MDTE's consumer protection rules to residential customers taking competitive service, requirement for LDCs to provide suppliers/marketers with customer usage data, and requirement for suppliers/marketers to disclose service terms to potential customers. In addition, the MDTE has standardized the eligibility requirements for low-income rates for all LDCs that are identical to previously established requirements for electric customers. In February 1999, the MDTE issued an order requiring the mandatory assignment of LDC upstream pipeline capacity and downstream peaking capacity to customers who elect a competitive gas supply. In January 2000, the MDTE approved the Model Terms and Conditions submitted by the LDCs that provided the framework for implementing the regulations. In October 2000, the MDTE approved compliance Terms and Conditions submitted by Commonwealth Gas and the LDCs that implement the unbundling of gas services to all customers. With the issuance of these orders and regulations, the MDTE has moved the process for customer choice to commence November 1, 2000. It is not expected that many additional customers (in particular residential customers) will elect to take competitive gas supply service on November 1, but more migration from LDC service to competitive service is expected by November 1, 2001.

7. Other Matters

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

                                               2000      1999
Statutory tax rate                             35.0%     35.0%
State income tax, net of federal income tax     5.6       5.5
  benefit
Investment tax credit amortization             (0.9)    (11.3)
Goodwill amortization                           1.8       0.4
Other                                           0.7      (0.5)
  Effective tax rate                           42.2%     29.1%
                                               =====     =====

The effective tax rate for 1999 reflects $20.8 million of investment tax credits recognized as a result of generation asset divestiture in July 1999. Excluding the impact of these credits, the corresponding estimated effective tax rate for the same period in 1999 was 39.1%.

F)  Earnings Per Common Share

The following table illustrates the reconciliation between basic and diluted earnings per share (EPS) computations.

(in thousands, except per share amounts)

                                 Three Months           Nine Months
                             Ended September 30,    Ended September 30,

                              2000        1999        2000       1999

Earnings available for
  common shareholders      $64,796     $66,770    $131,843   $119,604

Basic EPS                    $1.21       $1.32       $2.38      $2.50

Diluted EPS                  $1.20       $1.31       $2.37      $2.49

Weighted average common
  shares outstanding for
  basic EPS                 53,690      50,674      55,510     47,811

Effect of dilutive
  securities:

Weighted average dilutive
  potential common shares
  related to share-based
  compensation                 160         248         167        152

Weighted average common
  shares outstanding for
  diluted EPS               53,850      50,922      55,677     47,963

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

Financial data for the operating segments are as follows:
(in thousands)

                                                  Unregulated
                         Utility Operations       Nonutility        Consolidated
                         Electric       Gas       Operations                Total
Three months ended September
30, 2000

Operating revenues      $  608,391     $  47,641    $  53,487          $  709,519
Segment net income      $   83,207    $  (3,726)   $ (13,195)  (a)     $   66,286
(loss)
1999
Operating revenues      $  498,074     $  13,336    $   5,741          $  517,151
Segment net income      $   82,556    $  (1,691)   $ (12,605)  (a)     $   68,260
(loss)

Nine months ended September 30,
2000

Operating revenues      $1,666,384     $ 242,050    $  96,541          $2,004,975
Segment net income      $  144,768     $  14,879  $ (23,334)   (a)     $  136,313
(loss)
1999
Operating revenues      $1,248,413     $  13,336    $   6,562          $1,268,311
Segment net income      $  148,492    $  (1,691)   $ (22,727)  (a)     $  124,074
(loss)

Total assets
September 30, 2000      $4,626,861     $ 453,298    $ 489,725          $5,569,884
December 31, 1999       $4,656,735     $ 459,887    $ 351,521          $5,468,143

(a)Net income of nonutility operations for periods ended in 2000 and 1999 reflects pre-tax charges of $5 million and $11 million, respectively related to the reduction of the carrying value of certain property, plant and equipment.

H)  RCN Joint Venture

NSTAR Communications, Inc. (NSTAR COM), an indirect subsidiary of NSTAR, is a participant in a telecommunications venture with RCN Telecom Services, Inc. of Massachusetts (RCN), a subsidiary of RCN Corporation. NSTAR accounts for its Class A Equity investment in the joint venture using the equity method of accounting. As part of the joint venture agreement, NSTAR has the option to exchange portions of its joint venture interest for shares of RCN common stock at specified periods. During 1998, NSTAR exercised its option to convert a portion of its interest. In the first quarter of 1999, NSTAR received 1.1 million shares of RCN Corporation common stock in exchange for a portion of its joint venture interest that had a net book value of $7.8 million. In May 1999, NSTAR COM notified RCN of its intention to exercise its option to convert an additional portion of its joint venture interest that had a net book value of $72.3 million at that time. In March 2000, NSTAR COM received approximately 3 million shares of RCN Corporation common stock associated with this second exchange. In connection with these two exchanges, as of the date of each respective conversion, NSTAR COM recorded a deferred gain for the difference between the net book value of its equity investment in the joint venture and the fair value of the shares received. In accordance with Generally Accepted Accounting Principles (GAAP), this gain must be deferred until such time that NSTAR sells off its holdings of RCN Corporation shares.

The RCN Corporation shares received are included in other investments on the September 30, 2000 Condensed Consolidated Balance Sheets at their fair value of approximately $85 million. This fair value may increase or decrease, at any time, as a result of changes in the market price of RCN Corporation common shares. The unrealized gain or loss due to the changes in fair value on these shares during each period is reflected, net of associated income taxes, as comprehensive (loss) income on the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2000 and 1999. The cumulative increase or decrease in fair value of these shares as of September 30, 2000 and December 31, 1999 is reflected as accumulated other comprehensive income, net on the Condensed Consolidated Balance Sheets.

In addition, on April 6, 2000, NSTAR COM issued its third notice to exchange substantially all of its remaining interest in the joint venture with a net book value as of September 30, 2000 of approximately $129 million in the joint venture into common stock of RCN Corporation. The number of RCN Corporation shares associated with this third notice is expected to be finalized by December 31, 2000.

On October 18, 2000, NSTAR COM and RCN signed an agreement in principal to amend the Joint Venture Agreement. Among other items, this proposal would settle the number of shares to be exchanged associated with the third conversion of NSTAR COM's Class A Equity. This amendment also offers NSTAR COM the option to continue to invest in the joint venture through a new "Class B Preferred Equity" with a fixed return guaranteed by RCN Corporation and changes the calculation of the joint venture profit and loss sharing ratio and investment interest percentages. This Class B Equity has no voting rights and no sharing of profits or losses.

NSTAR COM anticipates that all definitive documents to complete these amendments to the Joint Venture Agreement will be executed by December 31, 2000.

Item 2.  Management's Discussion and Analysis

NSTAR was created through the merger of BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999 as an exempt public utility holding company. NSTAR's utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric), Canal Electric Company (Canal Electric) and Commonwealth Gas Company (ComGas). Effective November 1, 2000, NSTAR's three retail electric companies began to operate under NSTAR Electric brand name and Commonwealth Gas began to operate under NSTAR Gas brand name. Although the companies will continue to maintain their separate identities, they will proceed on a "doing business as" basis rather than through formal corporate consolidation.

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

The merger was accounted for by NSTAR as an acquisition of COM/Energy by BEC under the purchase method of accounting. Goodwill amounted to approximately $486 million, resulting in an annual amortization of goodwill of approximately $12.2 million. Costs to achieve are being amortized based on the filed estimate of $111 million over 10 years. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate and any difference is expected to be recovered over the remainder of the amortization period. To date, a majority of costs to achieve the merger were for severance costs associated with a voluntary separation program (VSP) in which approximately 700 employees elected to participate. The VSP was completed by the end of August 2000. These amounts are expected to be offset by ongoing future cost savings from streamlined operations and avoidance of costs that would have otherwise been incurred by BEC and COM/Energy.

In July 1999, the MDTE approved a rate plan filed by the utility subsidiaries of BEC and COM/Energy in connection with the merger. A group of four intervenors and the Massachusetts Attorney General filed two separate appeals of the MDTE's rate plan order with the SJC in August 1999. While management anticipates that the MDTE's decision to approve the rate plan will be upheld by the SJC, it is unable to determine the ultimate outcome of these appeals.

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

Retail Electric Rates

As a result of the Electric Restructuring Act, the regulated retail electric subsidiaries of NSTAR currently provide their standard offer customers service at inflation adjusted rates that are 15% lower than rates in effect prior to March 1, 1998, the retail access date.

All distribution customers must pay a transition charge as a component of their rate. The purpose of the transition charge is to allow for the collection of generation-related costs that would not be collected in the competitive energy supply market. The plant and regulatory asset balances that will be recovered through the transition charge until 2009 were approved by the MDTE.

The Electric Restructuring Act requires electric distribution companies to obtain and resell power to customers that choose not to buy energy from a competitive energy supplier. This is through either "standard offer service" or "default service." Standard offer service will be available to eligible customers through 2004 at prices approved by the MDTE set at levels so as to guarantee mandatory rate reductions provided by the Electric Restructuring Act. New retail customers in the NSTAR electric service territories and previously existing customers that are no longer eligible for the standard offer service and have not chosen to receive service from a competitive supplier, are on "default service." The price of default service is intended to reflect the average competitive market price for power. The NSTAR electric subsidiaries have actively solicited proposals to transfer all of the unit output entitlements in their existing power purchase contracts and in exchange to procure power supplies for their standard offer service obligations through 2004. The companies have entered into six-month and shorter term agreements to meet standard offer service obligations and continue to evaluate further proposals. In November 2000 the companies entered into power purchase agreements to meet their default service supply obligations for the period January through June of 2001. The companies expect to continue periodic market solicitations for default service power supply consistent with provisions of the Electric Restructuring Act and MDTE orders.
The cost of providing standard offer and default service, which includes purchased power costs, is recovered from customers on a fully reconciling basis.

NSTAR's cost to provide default service as well as standard offer service is in excess of the price it is currently allowed to bill. As a result, NSTAR has recorded, at September 30, 2000, a deferred asset of approximately $225.2 million that is reflected as a component of Regulatory assets on the accompanying Condensed Consolidated Balance Sheet.

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

Under applicable restructuring plans or settlements approved by the MDTE, each NSTAR retail electric subsidiary must, on an annual basis, file proposed adjustments to their rates for the upcoming year along with a proposed reconciliation of prior year revenues and costs for their standard offer, default service, transmission and transition charges. Each retail electric subsidiary made such a filing with the MDTE in the Fall of 1999, as to which the MDTE subsequently approved proposed rate adjustments effective January 1, 2000, and conducted further hearings for the purpose of reconciliation of prior year's costs and revenues related to each company's transition and transmission charges and the charges for standard offer and default service. In each such proceeding, certain cost allocations and other related issues have been contested; however, the MDTE has not yet rendered a final decision. In November 2000, each retail electric subsidiary has made a similar filing containing proposed rate adjustments for 2001, including a reconciliation of costs and revenues through 1999. No action has yet been taken by the MDTE concerning such filings. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there would be a material adverse impact on NSTAR's consolidated financial position, results of operations and cash flows in the near term.

In addition to the annual rate filings referenced above, the NSTAR retail electric subsidiaries have also made separate filings with the MDTE concerning charges for standard offer and default service. The NSTAR electric companies have filed with the MDTE a request for approval to increase their standard offer service rates based on a fuel adjustment formula based on the prices of natural gas and oil contained in their standard offer tariffs. The adjustments would increase standard offer service rates as follows: Boston Edison - from 4.5 cents per kWh to 5.081 cents per kWh; Cambridge Electric and Commonwealth Electric - from 3.8 cents per kWh to 4.45 cents per kWh. The MDTE continues to consider the request for effect in future months. If the request is approved, the companies expect to make further monthly filings to adjust customer billings based on changes in the costs of natural gas and oil. The NSTAR Electric companies have also made filings with the MDTE to increase the price for default service to market-based levels. On October 19, 2000 the MDTE approved the companies' request to increase the price of generation service for default service to 6.280 cents per kWh effective December 1, 2000. On November 9, 2000 the NSTAR electric companies filed a request with the MDTE to increase the price for default service to 6.993 cents per kWh for the period January 1, 2001 through June 30, 2001. These and future prices for default service are based upon market solicitations for power supply for default service purposes consistent with provisions of the Electric Restructuring Act and MDTE orders.

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

Natural Gas Industry Restructuring and Rates

In late 1998, the MDTE issued an order establishing rules and regulations governing the unbundling of gas service to all customers in Massachusetts. Prior to this, only commercial and industrial customers were able to obtain competitive gas supply service from a source other than the local distribution company
(LDC). These regulations are similar to those adopted by the MDTE governing electric restructuring. Among the important provisions are: setting the LDC as the default service provider, certification of competitive suppliers/marketers, extension of the MDTE's consumer protection rules to residential customers taking competitive service, requirement for LDCs to provide suppliers/marketers with customer usage data, and requirement for suppliers/marketers to disclose service terms to potential customers. In addition, the MDTE has standardized the eligibility requirements for low-income rates for all LDCs that are identical to previously established requirements for electric customers. In February 1999, the MDTE issued an order requiring the mandatory assignment of LDC upstream pipeline capacity and downstream peaking capacity to customers who elect a competitive gas supply. In January 2000, the MDTE approved the Model Terms and Conditions submitted by the LDCs that provided the framework for implementing the regulations. In October 2000, the MDTE approved compliance Terms and Conditions submitted by Commonwealth Gas and the LDCs that implement the unbundling of gas services to all customers. With the issuance of these orders and regulations, the MDTE has moved the process for customer choice to commence November 1, 2000. It is not expected that many additional customers (in particular residential customers) will elect to take competitive gas supply service on November 1, but more migration from LDC service to competitive service is expected by November 1, 2001.

Results of Operations - Three Months Ended September 30, 2000 vs.
Three Months
Ended September 30, 1999

Due to the application of purchase method accounting, the results for 2000 reflect the combined performance of BEC Energy and COM/Energy, as NSTAR. Results for the corresponding period in 1999 reflect two months of BEC Energy and one month of NSTAR.

As further described below, earnings per common share were as follows:

 Earnings per Common Share      Three Months Ended September 30,
                                  2000      1999      % Change
 Basic                           $1.21      $1.32      (8.3%)
 Diluted                         $1.20      $1.31      (8.4%)

Earnings per common share reflect the impact of a higher level of common shares outstanding resulting from the merger. The results of operations for the quarter are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the Unaudited Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased 37.2% during the third quarter of 2000 as follows:

  (in thousands)
  Retail electric revenues                          $ 139,939
  Wholesale electric revenues                          (9,300)
  Other revenues                                       28,525
  Gas revenues                                         33,204
    Increase in operating revenues                  $ 192,368
                                                    =========

Retail electric revenues were $591.9 million in 2000 compared to $452 million in 1999, an increase of $139.9 million or 31%. The change in retail revenues reflects an increase of $119 million representing the addition of revenues from the former COM/Energy retail electric subsidiaries, the recognition of incentive revenue entitlements for successfully lowering certain transition charges and the offsetting impact of a 2.1% decline in retail kilowatt-hour (kWh) sales. The decrease in retail kWh sales is the result of a cooler summer period than in 1999. The weather impact was partially mitigated by a strong local economy and customer growth. In addition, NSTAR's retail subsidiaries increased their standard offer rates in January 2000. The revenues charged for standard offer service are fully reconciled to the costs incurred and have no impact on net income.

Wholesale electric revenues were $8.7 million in 2000 compared to $18 million in 1999, a decrease of $9.3 million or 52%. This decrease in wholesale revenues primarily reflects a decrease in contract sales due to the sale of Pilgrim station in July 1999.

Other revenues were $62.3 million in 2000 compared to $33.8 million in 1999, an increase of $28.5 million or 84%. This increase primarily reflects an additional $33 million for the non-utility operations of COM/Energy, higher transmission revenues related to a FERC-approved settlement for transmission contract customers during 1999, an approximate 18% increase in average transmission rates effective September 1, 1999, partially offset by a lower provision for transmission refunds during 2000.

Gas revenues were $46.5 million in 2000 compared to $13.3 million in 1999 representing revenues from Commonwealth Gas. This increase is directly related to the addition of COM/Energy merger.

Retail Electric Sales and Revenues

Retail kWh sales increased 35.7% in the quarter ended September 30, 2000. This increase includes an increase of 38.3% representing the former COM/Energy subsidiaries. Without the impact of the merger, kWh sales for 2000 would have declined 2.6% from 1999. This decrease in retail kWh sales is primarily due to weather conditions that reduced the need for air conditioning despite continued improvement in regional economic conditions. The commercial sector represents approximately 50% of electric operating revenues.

Gas Sales

Firm gas sales for the quarter ended September 30, 2000 increased nearly 63% over the prior year primarily related to the merger and further impacted by the cooler than normal summer temperatures and increased number of Commonwealth Gas customers. The increase in gas sales also reflects the impact of converted heating source from fuel oil to gas.

Operating expenses

Fuel, purchased power and cost of gas sold was $325 million in 2000 compared to $213.2 million in 1999, an increase of $111.8 million or 52%. The increase reflects additional expense from the COM/Energy subsidiaries. Purchased power expense increased $90.9 million due to the sale of Pilgrim in July 1999 and a significant increase in the wholesale power market. NSTAR adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expenses reflect a reduction of $95 million in 2000 and $71 million in 1999 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no impact on earnings. Further contributing to the reduction in expense was the absence in the current period of fuel expense related to Pilgrim of $.7 million in 1999.

Operations and maintenance expense was $111.8 million in 2000 compared to $93.1 million in 1999, an increase of $18.7 million or 20%. This increase reflects the expense from the COM/Energy subsidiaries. This increase was partially offset by the absence of nuclear production expenses as a result of the sale of Pilgrim in July 1999 that, for the three-months ended September 1999, amounted to $1.9 million. Further offsetting this increase were decreases in operations and maintenance expense resulting from the merger and other cost control measures implemented by NSTAR.

As a result of the merger of BEC Energy and COM/Energy, operations and maintenance cost savings have been realized due to lower staffing levels, timing and classification of expenses, maintenance on substation equipment and permanent savings in employee pensions and benefits.

Depreciation and amortization expense was $58.9 million in 2000 compared to $56.6 million in 1999, an increase of $2.3 million or 4%. The increase reflects approximately $4 million resulting from the amortization of goodwill and costs to achieve related to the merger. These increases were partially offset by decreases resulting from the Pilgrim divestiture.

Demand side management (DSM) and renewable energy programs expense was $23.3 million in 2000 compared to $15.5 million in 1999, an increase of $7.8 million or 50% primarily due to $8.1 million from the COM/Energy subsidiaries. These costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $20.1 million in 2000 compared to $17.2 million in 1999, an increase of $2.9 million or 17%. The increase is due to $7 million from the COM/Energy subsidiaries partially offset by lower municipal property taxes of $3.4 million resulting from the sale of Pilgrim.

Income taxes from operations were $43.1 million in 2000 compared to $36.5 million in 1999, a increase of $6.6 million or 18% reflecting higher pre-tax operating income in 2000 resulting from the addition of the COM/Energy subsidiaries and an increase in the effective tax rate. Refer to Note E "Income Taxes" enclosed herewith for further details.

Other income (expense), net

Other income, net was $0.3 million in 2000 compared to $17 million in 1999, a net decrease in income of $16.7 million or 98% primarily due to the absence in 2000 of $20.8 million related to the recognition of previously deferred investment tax credits associated with the Pilgrim unit offset by a one-time charge associated with the carrying value as a district energy investment.

Interest charges

Interest on long-term debt and transition property securitization certificates was $35.5 million in 2000 compared to $28.1 million in 1999, an increase of $7.4 million or 26%. The increase reflects $2.7 million of interest related to transition property securitization certificates, $9 million of interest related to NSTAR's $300 million 8% bonds issued in February 2000 and $5.1 million of interest from the COM/Energy subsidiaries. These increases were partially offset by approximately $4.5 million of debt interest related to retirements of $100 million of 6.05% debentures during the third quarter of 2000.

Interest on other debt increased $20.5 million and reflects the addition of the COM/Energy subsidiaries.

Results of Operations - Nine Months Ended September 30, 2000 vs.
Nine Months Ended September 30, 1999

Due to the application of purchase method accounting, the results for 2000 reflect the combined performance of BEC Energy and COM/Energy, as NSTAR. Results for the corresponding period in 1999 reflect eight months of BEC Energy and one month of NSTAR.

As further described below, earnings per common share were as follows:

Earnings per Common Share      Nine Months Ended September 30,
                                  2000      1999     % Change
 Basic                           $2.38      $2.50     (4.8%)
 Diluted                         $2.37      $2.49     (4.8%)

Earnings per common share reflect the impact of a higher level of common shares outstanding resulting from the merger. The results of operations for the first nine months of 2000 are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the Unaudited Condensed
Consolidated Financial Statements.

Operating revenues

Operating revenues increased 72% during the first nine months of 2000 as follows:

  (in thousands)
  Retail electric revenues                          $ 440,288
  Wholesale electric revenues                        (34,451)
  Other revenues                                      107,870
  Gas revenues                                        222,957
    Increase in operating revenues                  $ 736,664
                                                    =========

Retail electric revenues were $1,544.5 million in 2000 compared to $1,104.2 million in 1999, an increase of $440.3 million or 40%. The change in retail revenues reflects an increase of $368 million representing the addition of revenues from the former COM/Energy retail electric subsidiaries, the recognition of incentive revenue entitlements for successfully lowering certain transition charges and the impact of a 2.8% increase in retail kilowatt-hour (kWh) sales. The increase in retail kWh sales is the result of a strong local economy as indicated by an improvement in the overall Massachusetts unemployment rate to 2.2% and customer growth. In addition, NSTAR's retail electric subsidiaries increased their standard offer rates in January 2000. The revenues charged for standard offer service are fully reconciled to the costs incurred and have no impact on net income.

Wholesale electric revenues were $57.5 million in 2000 compared to $92 million in 1999, a decrease of $34.5 million or 38%. This decrease in wholesale revenues primarily reflects a decrease in contract sales due to the sale of Pilgrim in July 1999.

Other revenues were $166.6 million in 2000 compared to $58.7 million in 1999, an increase of $107.9 million or 184%. This increase primarily reflects approximately $82 million in additional revenue from the non-utility operations of COM/Energy and higher transmission revenues related to refunds to wholesale customers resulting from a FERC-approved settlement for transmission contract customers during 1999 in average transmission rates effective September 1, 1999.

Gas revenues were $236.3 million in 2000 compared to $13.3 million in 1999 that represented revenues from Commonwealth Gas.

Retail Electric Sales and Revenues

Retail kWh sales increased 34.2% in 2000. This increase includes an increase of 32.1% representing the former COM/Energy subsidiaries. Without the impact of the merger, kWh sales for the first nine months of 2000 would have increased 2.8% from 1999. This increase in retail kWh sales is primarily due to the strong economic conditions and customer growth offset in part by heating degree days being 4% more than in 1999. Cooling degree days 35% less than 1999. The commercial sector represents approximately 50% of electric operating revenues. This sector has also been positively impacted by improved economic conditions.

Gas Sales and Revenue

Commonwealth Gas generates revenues primarily through the sale and transportation of natural gas. Gas sales are divided into two categories; firm, whereby ComGas must supply gas or gas transportation services to customers on demand; and interruptible, whereby Commonwealth Gas may, generally during colder months, temporarily discontinue service to high volume commercial and industrial customers. Sales of gas to interruptible customers do not materially affect Commonwealth Gas' operating income because substantially all margin on such sales offsets the revenue requirement of customers.

Commonwealth Gas' tariffs include a seasonal Cost of Gas Adjustment Clause (CGAC) and a Local Distribution Adjustment Clause (LDAC) that provide for the recovery, from firm customers or default service customers, of certain costs previously recovered through base rates. The CGAC provides for rates that must be approved semi-annually by the MDTE. The LDAC provides for rates that require annual approval.

Gas sales increased primarily due to colder first quarter temperatures and continued customer growth. On a year-to-date basis, heating degree days were 4.3% more than the same period in 1999. The number of Commonwealth Gas customers increased 1.6% over 1999 including the addition of two major customers that converted heating source from fuel oil to gas. The increase in gas sales also reflects the impact of higher oil prices as customers switched to lower cost heating sources.

Operating expenses

Fuel, purchased power and cost of gas sold was $999 million in 2000 compared to $510.9 million in 1999, an increase of $488.1 million or 96%. The increase primarily reflects the additional expense from the COM/Energy subsidiaries. Fuel and purchased power expense was $870.8 million in 2000 compared to $503.7 million in 1999, an increase of $367.1 million or 73% reflecting the expense from the COM/Energy subsidiaries and $194.6 million for the increase in purchased power due to the sale of Pilgrim in 1999 and an overall increase in the whole power market. NSTAR adjusts its electric rates to collect the costs related to fuel and purchased power from customers on a fully reconciling basis. Fuel and purchased power expenses reflect a reduction of $143.8 million in 2000 and $34.2 million in 1999 related to these rate recovery mechanisms. Due to the rate adjustment mechanisms, changes in the amount of fuel and purchased power expense have no impact on earnings. Further contributing to the reduction in expense was the absence in the current period of fuel expense related to Pilgrim that was $9.4 million in 1999. The cost of gas sold was $128.2 million in 2000 compared to $7.2 million in 1999, an increase of $121 million.

As a result of the merger of BEC Energy and COM/Energy, operations and maintenance cost savings have been realized due to lower staffing levels, timing and classification of expenses, maintenance on substation equipment and permanent savings in employee pensions and benefits.

Operations and maintenance expense was $327.4 million in 2000 compared to $244 million in 1999, an increase of $83.4 million or 34%. This increase reflects the expense from the COM/Energy subsidiaries that were partially offset by the absence of $36.2 million for nuclear production expenses as a result of the sale of Pilgrim.

Depreciation and amortization expense was $176.9 million in 2000 compared to $151.8 million in 1999, an increase of $25.1 million or 17%. The increase reflects approximately $15.5 million resulting from the amortization of goodwill and costs to achieve related to the merger and approximately $9.5 million related to other expenses for the COM/Energy subsidiaries. These increases were partially offset by decreases resulting from the Pilgrim divestiture.

Demand side management (DSM) and renewable energy programs expense was $59 million in 2000 compared to $42.2 million in 1999, an increase of $16.8 million or 40% primarily due to $16.4 million from the COM/Energy subsidiaries. In accordance with legislative and regulatory directives, these costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $66.9 million in 2000 compared to $57.2 million in 1999, an increase of $9.7 million or 17%. The increase is primarily due to the COM/Energy subsidiaries partially offset by lower municipal property taxes of $7.4 million resulting from the Pilgrim divestiture.

Income taxes from operations were $92.2 million in 2000 compared to $74.8 million in 1999, an increase of $17.4 million or 23% reflecting higher pre-tax operating income in 2000.

Other income net

Other income, net was $8.2 million in 2000 compared to $13.6 million in 1999, a net decrease in income of $5.4 million or 40% due primarily to the absence in 2000 of $20.8 million related to the 1999 recognition of previously deferred investment tax credits associated with the Pilgrim unit that was sold in 1999 and fossil generating plants sold in 1998. Somewhat offsetting this decline in 2000 was income of $4.5 million from a third party related to the Pilgrim contract buyout, $6.6 million representing joint venture income from a subsidiary minority interest, $1.3 million in interest income supporting a construction financing loan on the Summit office complex, miscellaneous income that includes a $3.6 million net gain related to the sale of land and $5.9 million related to income realized on funds held by Energy Investment Services. These positive factors were offset by $7.4 million in expense primarily for income taxes paid on non-operating income, $5.6 million in operating losses associated with NSTAR COM's investment in the RCN joint venture, $6.7 million related to a one-time charge associated with the carrying value of a district energy investment and $2.5 million related to miscellaneous non-operating expenses.

Interest charges

Interest on long-term debt and transition property securitization certificates was $114.4 million in 2000 compared to $67 million in 1999, an increase of $47.4 million or 71%. The increase reflects $26.1 million of interest related to transition property securitization certificates, $15 million related to the $300 million 8% bonds issued in February 2000 and $20.9 million of interest from the COM/Energy subsidiaries. These increases were partially offset by approximately $14.9 million in reductions related to the following retirements: $19 million of 7.8% debentures, $66 million of 9.875% debentures, $91 million of 9.375% debentures during the third quarter of 1999, $65 million of 6.8% debentures, $34 million of 9.875% debentures during the first half of 2000 and $100 million of 6.05% debentures during the third quarter of 2000.

Interest on other debt increased $32.4 million and reflected the addition of the COM/Energy subsidiaries.

RCN Joint Venture and Investment Conversion

NSTAR Communications, Inc. (NSTAR COM), an indirect subsidiary of NSTAR, is a participant in a telecommunications venture with RCN Telecom Services, Inc. of Massachusetts (RCN), a subsidiary of RCN Corporation. NSTAR accounts for its Class A Equity investment in the joint venture using the equity method of accounting. As part of the joint venture agreement, NSTAR has the option to exchange portions of its joint venture interest for shares of RCN common stock at specified periods. During 1998, NSTAR exercised its option to convert a portion of its interest. In the first quarter of 1999, NSTAR received 1.1 million shares of RCN Corporation common stock in exchange for a portion of its joint venture interest that had a net book value of $7.8 million. In May 1999, NSTAR COM notified RCN of its intention to exercise its option to convert an additional portion of its joint venture interest that had a net book value of $72.3 million at that time. In March 2000, NSTAR COM received approximately 3 million shares of RCN Corporation common stock associated with this second exchange. In connection with these two exchanges, as of the date of each respective conversion, NSTAR COM recorded a deferred gain for the difference between the net book value of its equity investment in the joint venture and the fair value of the shares received. In accordance with Generally Accepted Accounting Principles ("GAAP"), this gain must be deferred until such time that NSTAR sells off its holdings of RCN Corporation shares.

The RCN Corporation shares received are included in other investments on the September 30, 2000 Condensed Consolidated Balance Sheets at their fair value of approximately $85 million. This fair value may increase or decrease, at any time, as a result of changes in the market price of RCN Corporation common shares. The unrealized gain or loss due to the changes in fair value on these shares during each period is reflected, net of associated income taxes, as comprehensive (loss) income on the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2000 and 1999. The cumulative increase or decrease in fair value of these shares as of September 30, 2000 and December 31, 1999 is reflected as accumulated other comprehensive income, net on the Condensed Consolidated Balance Sheets.

In addition, on April 6, 2000, NSTAR COM issued its third notice to exchange substantially all of its remaining interest in the joint venture with a net book value as of September 30, 2000 of approximately $129 million in the joint venture into common stock of RCN Corporation. The number of RCN Corporation shares associated with this third notice is expected to be finalized by December 31, 2000.

On October 18, 2000, NSTAR COM and RCN signed an agreement in principal to amend the Joint Venture Agreement. Among other items this proposal would settled the number of shares to be exchanged associated with the third conversion of NSTAR COM's Class A Equity. This amendment also offers NSTAR COM the option to continue to invest in the joint venture through a new "Class B Preferred Equity" with a fixed return guaranteed by RCN Corporation and changes the calculation of the joint venture profit and loss sharing ratio and investment interest percentages. This Class B Equity has no voting rights and no sharing of profits or losses.

NSTAR COM anticipates that all definitive documents to complete these amendments to the Joint Venture Agreement will be executed by December 31, 2000.

Liquidity

NSTAR and its subsidiaries supplement internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings.

In February 2000, NSTAR issued $300 million of long-term debt of its $500 million shelf registration statements filed with the SEC. Proceeds from this issue were used to pay down on its short-term borrowings. On October 6, 2000, NSTAR closed on the sale of $200 million, 8% notes, due February 2010, the remaining portion of its shelf registration. Pursuant to the Financial Accounting Standards Board (FASB) and Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected To Be Refinanced", NSTAR has reflect on the accompanying financial statements at September 30, 2000 this $200 million paydown of its short-term debt balance and a similar increase in long-term debt. This new debt issuance forms a single series with the notes issued in February 2000. These increases in long-term debt were partially offset in 2000 by $199 million in reductions, including $100 million in August, related to Boston Edison debenture retirements.

NSTAR has a $450 million revolving credit agreement with a group of banks effective through November 2002. As of September 30, 2000, there was no amount outstanding under this credit agreement. The purpose of this agreement is to provide financing for general corporate purposes, to fund the common share repurchase program and for other corporate purposes.

Boston Edison has authority from the Federal Energy Regulatory Commission (FERC) to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks effective through December 2000, that serve as backup to Boston Edison's $200 million commercial paper program.

In addition, the former subsidiaries of COM/Energy have $170 million available under several lines of credit. Approximately
$146 million was outstanding under these lines of credit as of September 30, 2000.

Boston Edison's Financing Application with the MDTE was approved in October 2000 for authorization to issue from time to time up to $500 million of debt securities. Proceeds from such issuances covered under this approved financing will be used for repayment or refinancing of certain outstanding equity securities, long-term indebtedness, and for other corporate purposes.

In April 1998, BEC Energy announced a common share repurchase program under which it would repurchase up to four million of its common shares. NSTAR assumed this program effective as of the merger date. In October 1999, this program was completed by NSTAR. Four million shares were repurchased at a total cost of approximately $157 million. NSTAR subsequently announced a second common share repurchase program of $300 million that was completed in September 2000 with the repurchase of approximately
7.2 million shares.

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

New Accounting Principles

In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and as amended by Statement of Accounting Standards No. 138, collectively referred as, (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No 133", is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for calendar year companies). Initial application shall be as of the beginning of an entity's fiscal quarter.

NSTAR will adopt SFAS 133 as of January 1, 2001. The impact of this adoption is currently being assessed by the management of NSTAR. NSTAR has formed an implementation team consisting of responsible key individuals from various operational areas of the organization. The primary role of this team is to inventory and discuss potential contractual arrangements for FAS 133 application.

Consolidation of Facilities

In completion of its corporate facilities consolidation, NSTAR is constructing a 370,000 square foot office building (the Summit) sited on 33 acres in the Boston suburb of Westwood. This site is centrally located in NSTAR's new service territory and provides immediate access to Interstate Routes 93 and 95. The building will house central corporate offices including finance, human resources, sales, engineering, information technology, and customer care. NSTAR expects to consolidate more than a third of its workforce into the building during the third quarter of 2001.

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

None

Item 5.  Other Information

The following additional information is furnished in connection with the Registration Statement on Form S-3 of the Registrant
(File No. 33-57840), filed with the Securities and Exchange
Commission on February 3, 1993.

Ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividend requirements.

  Twelve months ended September 30, 2000:
  Ratio of earnings to fixed charges                     2.05

  Ratio of earnings to fixed charges and
  preferred stock dividend requirements                  1.97

Item 6.  Exhibits and Reports on Form 8-K

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

       Exhibit 10   -  Material Contracts

             10.1      Waiver and Employment Agreement among
                       Commonwealth Energy System and certain
                       of its Subsidiaries, Deborah A.
                       McLaughlin and NSTAR, dated September
                       21, 2000 (Filed Herewith)

             10.2      Change in Control Agreement between
                       James J. Judge and NSTAR, dated August
                       28, 2000 (Filed Herewith)

             10.3      Change in Control Agreement between
                       Deborah A. McLaughlin and NSTAR, dated
                       September 21, 2000 (Filed Herewith)

             10.4      NSTAR Trustees' Deferred Plan (Restated
                       Effective August 25, 1999), dated
                       October 20, 2000 (Filed Herewith)

             10.5      Master Trust Agreement between NSTAR and
                       State Street Bank and Trust Company
                       (Rabbi Trust), dated August 25, 1999
                       (Filed Herewith)

       Exhibit 12   -  Computation of Ratio of Earnings to
                       Fixed Charges

              12.1  -  Computation of ratio of earnings to
                       fixed charges for the twelve months
                       ended September 30, 2000.

              12.2  -  Computation of ratio of earnings to
                       fixed charges and preferred stock
                       dividend requirements for the twelve
                       months ended September 30, 2000.

       Exhibit 15   -  Letter Re Unaudited Interim Financial
                       Information

              15.1  -  Letter of Independent Accountants

                       Form S-4 Registration Statement filed by
                       NSTAR on May 12, 1999 (File No. 333-
                       78285); Post-effective Amendment to Form
                       S-4 on Form S-3 filed by NSTAR on August
                       19, 1999 (File No. 333-78285); Post-
                       effective Amendment to Form S-4 on Form
                       S-8 filed by NSTAR on August 19, 1999
                       (File No. 333-78285); Form S-8
                       Registration Statement filed by NSTAR on August 19, 1999 (File No. 333-85559);
                       and Form S-3 Registration Statement
                       filed by NSTAR on January 12, 2000 (File
                       No. 333-94735).

        Exhibit 27  -  Financial Data Schedule

              27.1  -  Schedule UT

        Exhibit 99  -  Additional Exhibits

              99.1  -  Report of Independent Accountants

  b)    No Form 8-K was filed during the third quarter of 2000.




                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      NSTAR
                                   (Registrant)




Date: November 13, 2000            /s/ R. J. Weafer Jr.
                                      Robert J. Weafer Jr.
                                      Vice President, Controller
                                      and Chief Accounting
                                      Officer

Exhibit 12.1


                              NSTAR
        Computation of Ratio of Earnings to Fixed Charges
             Twelve Months Ended September 30, 2000
                         (in thousands)


Net income from continuing operations                $158,701

Income taxes                                           77,584

Fixed    charges   -   (including   securitization    225,135
certificates)

   Total                                             $461,420
                                                     ========
Interest expense                                     $208,135
Interest component of rentals                          17,000

   Total                                             $225,135
                                                     ========
Ratio  of  earnings to fixed charges and preferred       2.05
stock dividends requirements                         ========

                                                     Exhibit 12.2

                              NSTAR
        Computation of Ratio of Earnings to Fixed Charges
            And Preferred Stock Dividend Requirements
             Twelve Months Ended September 30, 2000
                         (in thousands)


Net income from continuing operations                $158,701

Income taxes                                           77,584

Fixed charges   - (including   securitization         225,135
certificates)

   Total                                             $461,420
                                                     ========
Interest expense                                     $208,135
Interest component of rentals                          17,000
   Subtotal                                          $225,135
                                                     ========
Preferred stock dividend requirements                   8,873
   Total                                             $234,008
                                                     ========
Ratio of earnings to fixed charges                       1.97
                                                     ========




                                                     Exhibit 15.1


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


                    Re:  NSTAR
                         Registration on
                         Forms S-4, S-8, and
                         S-3.


We are aware that our report dated November 13, 2000 on our review of the condensed consolidated interim financial information of NSTAR as of and for the period ended September 30, 2000 and included in NSTAR's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in NSTAR's registration statement on Form S-4 and related amendments (File No.
333-78285), Form S-8 (File No. 333-85559) and Form S-3 (File No.
333-94735). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




PricewaterhouseCoopers LLP
Boston, Massachusetts
November 13, 2000






                                                     Exhibit 99.1



                Report of Independent Accountants



To the Board of Trustees and Shareholders:


We have reviewed the accompanying condensed consolidated balance sheet of NSTAR and its subsidiaries as of September 30, 2000 and the related condensed consolidated statements of income, comprehensive income and retained earnings for each of the three-month and nine-month periods ended September 30, 2000 and September 30, 1999 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and September 30, 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the year then ended (not presented herein), and in our report dated January 26, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
Boston, Massachusetts
November 13, 2000