Form 10-Q
period 2001-03-31
NSTAR/MA
filed 2001-05-14
CIK 1035675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2001


                               or

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


Registrant's telephone number, including area code:(617)424-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that theregistrant was required to file such
reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes   x    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                  Outstanding at May 1, 2001
   Common Shares, $1 par value            53,032,546 shares

Part I - Financial Information
Item 1.  Financial Statements

                              NSTAR
           Condensed Consolidated Statements of Income
                           (Unaudited)
        (in thousands, except (loss) earnings per share)
                                             Three Months Ended March 31,
                                                       2001         2000

Operating revenues                                $ 864,822    $ 658,518

Operating expenses:
  Purchased power and cost of gas sold              530,761      340,876
  Operations and maintenance                        108,296      110,467
  Depreciation and amortization                      59,073       58,292
  Demand side management and renewable
    energy programs                                  19,632       18,165
  Property and other taxes                           27,112       25,872
  Income taxes                                       30,680       25,445
    Total operating expenses                        775,554      579,117

Operating income                                     89,268       79,401

Other (deductions) income
  Write-down of RCN investment, net                (173,944)           -
  Other (deductions) income, net                       (616)       2,595
                                                   (174,560)       2,595

Operating and other (deductions) income             (85,292)      81,996

Interest charges:
  Long term debt                                     29,621       21,592
  Transition property securitization                 10,798       11,946
certificates
  Other                                               7,395       12,157
  Allowance for borrowed funds used during
    construction                                       (850)        (798)
      Total interest charges                         46,964       44,897

Net (loss) income                                  (132,256)      37,099
Preferred stock dividends of subsidiary               1,490        1,490
(Loss) Earnings available for common shareholders $(133,746)   $  35,609
Weighted average common shares outstanding:
    Basic                                            53,033       57,262
    Diluted                                          53,139       57,402
(Loss) Earnings per common share:
    Basic and Diluted                             $   (2.52)   $    0.62

Dividends declared per common share               $    .515    $    0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.


                              NSTAR
    Condensed Consolidated Statements of Comprehensive Income
                           (Unaudited)
                         (in thousands)
                                        Three Months Ended March 31,
                                                  2001          2000

Net (loss) income                          $ (132,256)     $  37,099
Other comprehensive income, net:
  Unrealized gain on investments               33,140         23,454
Comprehensive (loss) income                $  (99,116)     $  60,553


The accompanying notes are an integral part of the condensed consolidated financial statements.




                              NSTAR
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)
                                       Three Months Ended March 31,
                                                 2001          2000
Balance at the beginning of the period     $  446,587    $  389,989
Add (Deduct):
  Net (loss) income                          (132,256)       37,099
    Subtotal                                  314,331       427,088
Deduct:
Dividends declared:
  Common shares                                27,311        28,246
  Preferred stock                               1,490         1,490
    Subtotal                                   28,801        29,736
Provision for preferred stock redemption
  and issuance costs                               60            60
Common share repurchase program                     -         2,385
Balance at the end of the period           $  285,470    $  394,907

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
              Condensed Consolidated Balance Sheets
                         (in thousands)
                           (Unaudited)
                                               March 31,   December 31,
                                                   2001           2000

Assets
Utility plant in service, at original cost   $3,772,705     $3,724,754
  Less: accumulated depreciation              1,278,219      1,249,685
                                              2,494,486      2,475,069
Construction work in progress                    45,320         48,524
  Net utility plant                           2,539,806      2,523,593

Non-utility property, net                        99,260        105,827

Goodwill                                        472,815        475,877
Equity investments                               25,818         25,791
Other investments                                65,945        170,829

Current assets:
  Cash and cash equivalents                      21,873         23,198
  Restricted cash                                20,750         20,827
  Accounts receivable, net                      495,047        454,499
  Regulatory assets                             208,319        242,663
  Accrued unbilled revenues                      69,473        101,732
  Fuel, materials and supplies, at
    average cost                                 30,054         44,659
  Prepaid pension expense                       155,172        149,890
  Other                                          29,868         32,447
    Total current assets                      1,030,556      1,069,915

Regulatory assets                             1,044,989      1,029,341

Other deferred debits                           145,111        146,542

  Total assets                               $5,424,300     $5,547,715






The accompanying notes are an integral part of the condensed consolidated financial statements.


                              NSTAR
              Condensed Consolidated Balance Sheets
                         (in thousands)
                           (Unaudited)
                                              March 31,     December 31,
                                                  2001             2000
Capitalization and Liabilities
Common equity:
  Common shares, par value $1 per share
    (53,032,546 shares issued and
     outstanding)                           $   53,033       $   53,033
  Premium on common shares                     876,646          876,749
  Retained earnings                            285,470          446,587
    Total common equity                      1,215,149        1,376,369

Accumulated other comprehensive loss            (1,004)         (34,144)

Cumulative nonmandatory redeemable
  preferred stock                               43,000           43,000

Long-term debt                               1,409,445        1,440,431
Transition property securitization
  certificates                                 548,000          584,130
    Total long-term debt                     1,957,445        2,024,561

    Total capitalization                     3,214,590        3,409,786

Current liabilities:
  Long-term debt and preferred stock
    due within one year                         88,347           58,695
  Transition property securitization
    certificates due within one year            57,000           36,443
  Notes payable                                547,847          468,347
  Accounts payable                             196,951          275,778
  Deferred taxes                               112,371          128,788
  Accrued interest                              14,869           44,220
  Dividends payable                             28,223           28,305
  Other                                        330,358          301,873
    Total current liabilities                1,375,966        1,342,449

Deferred credits:
  Accumulated deferred income taxes            567,341          537,756
  Accumulated deferred investment tax credits   39,465           39,960
  Other                                        226,938          217,764
    Total deferred credits                     833,744          795,480

Commitments and contingencies

    Total capitalization and liabilities    $5,424,300       $5,547,715

The accompanying notes are an integral part of the condensed consolidated financial statements.



                              NSTAR
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)
                                           Three Months Ended March 31,
                                                    2001           2000

Operating activities:
  Net (loss) income                            $(132,256)     $  37,099
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                 59,073         58,292
    Deferred income taxes and investment
      tax credits                                (10,192)        11,563
    Loss on write-down of RCN investment         168,376              -
    Allowance for borrowed funds used
      during construction                           (850)          (798)
  Net changes in working capital                 (59,039)       (69,452)
  Other, net                                     (17,147)       (19,784)
Net cash provided by operating activities          7,965         16,920

Investing activities:
  Plant expenditures (excluding AFUDC)           (43,404)       (26,155)
  Other investments                                  (27)       (77,350)
Net cash used in investing activities            (43,431)      (103,505)

Financing activities:
  Common share repurchases                             -        (60,610)
  Long-term debt redemptions                        (984)       (65,400)
  Transition property securitization
    certificates redemptions                     (15,573)       (22,154)
  Long-term debt issue, net                            -        298,794
  Net change in notes payable                     79,500       (194,825)
  Dividends paid                                 (28,802)       (30,471)
Net cash provided by (used in) financing
  activities                                      34,141        (74,666)

Net decrease in cash and cash equivalents         (1,325)      (161,251)
Cash and cash equivalents at beginning of year    23,198        316,540
Cash and cash equivalents at end of period     $  21,873      $ 155,289

Supplemental disclosures of cash flow information:


Cash paid during the period for:
  Interest, net of amounts capitalized         $  59,028      $  41,419
  Income taxes                                 $  44,759      $     750


The accompanying notes are an integral part of the condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying Notes should be read in conjunction with Notes to the Consolidated Financial Statements incorporated in NSTAR's
2000 Annual Report on Form 10-K.

A)  About NSTAR

NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. NSTAR also supplies electricity at wholesale for resale to municipalities. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR
Gas) and its wholesale electric subsidiary is Canal Electric Company (Canal Electric). Effective November 1, 2000, NSTAR's three retail electric companies began to operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility operations include telecommunications - NSTAR Communications, Inc. (NSTAR Com), district heating and cooling operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation) and liquefied natural gas services (Hopkinton LNG Corp.).

B)  Basis of Presentation

The financial information presented as of March 31, 2001 and for the periods ended March 31, 2001 and 2000 have been prepared from NSTAR's books and records without audit by independent accountants. Financial information as of December 31, 2000 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.
Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the periods ended March 31, 2001 and 2000 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. Gas sales and revenues are typically higher in the winter months than during other periods of the year. Economic conditions also impact sales.

C)  Goodwill and Costs to Achieve Amortization

Recorded goodwill is associated with the merger of BEC Energy
(BEC) and Commonwealth Energy System (COM/Energy), effective August 25, 1999. The merger was accounted for by NSTAR as an acquisition of COM/Energy by BEC under the purchase method of accounting. An integral part of the merger is the rate plan of the retail utility subsidiaries of BEC and COM/Energy that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) in July 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) of approximately $490 million over 40 years resulting in annual amortization of approximately $12.2 million, and recovery of filed transaction and integration costs (costs to achieve) of $111 million over 10 years. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate, and any difference is expected to be recovered over the remainder of the amortization period. As a result of the merger, cost savings have been realized due to reduced staffing levels and operating efficiencies. Future cost savings are expected to result from the avoidance of costs that would have otherwise been incurred by BEC and COM/Energy.

D)  RCN Joint Venture and Investment Conversion

NSTAR Com is a participant in a telecommunications venture with RCN Telecom Services, Inc. of Massachusetts, a subsidiary of RCN Corporation (RCN). NSTAR Com has accounted for its equity investment in the joint venture using the equity method of accounting. As part of the Joint Venture Agreement, NSTAR Com has the option to exchange portions of its joint venture interest for common shares of RCN at specified periods. To date, NSTAR Com has received approximately 4.1 million shares of RCN common shares from prior exchanges of its joint venture interest.

On April 6, 2000, NSTAR Com issued its third and final notice to exchange substantially all of its remaining interest in the joint venture into common shares of RCN. Effective with the third notice, NSTAR Com's profit and loss sharing ratio was reduced to zero and therefore NSTAR Com no longer recognized any results of operations from its interest in the joint venture. Through April 6, 2000, NSTAR Com recognized $5.6 million in equity losses from the joint venture and has not recorded any further joint venture losses since that date.

On October 18, 2000, NSTAR Com and RCN signed an agreement in principle to amend the Joint Venture Agreement. Among other items, this proposal would settle the number of shares to be received for the third conversion of NSTAR Com's remaining equity investment at 7.5 million shares. Management anticipates having a final amended joint venture agreement in place in the near term.

As previously disclosed, management continues to evaluate the carrying value of its entire investment in RCN. Consistent with the performance of the telecommunication sector as a whole, the market value of RCN's common shares has decreased significantly over the past several quarters. Management has determined that this decline in market value is "other-then-temporary" in accordance with the Statement of Financial Accounting Standards No, 115, "Accounting for Certain Investments in Debt and Equity Securities."

In addition, based on the current status of the amendment to the Joint Venture Agreement during the first quarter of 2001 with RCN regarding the 7.5 million shares, Management has also determined that its investment in the joint venture is impaired based on future market expectations for RCN common shares related to this investment.

Therefore, NSTAR Com has, as of March 31, 2001, recognized an impairment of its entire investment in RCN. This write-down resulted in a one-time, non-cash, after-tax charge of $173.9 million that is reported on the accompanying Condensed Consolidated Statements of Income as "Write-down of RCN Investment, net."

The RCN shares received, as well as the remaining interest in the joint venture related to the pending 7.5 million shares, are included in Other investments on the accompanying Condensed Consolidated Balance Sheets at their estimated fair value of approximately $43.5 million at March 31, 2001. This fair value may increase or decrease, at any time, as a result of changes in the market price of RCN common shares. The unrealized gain or loss associated with shares currently held will fluctuate due to the changes in fair value of these shares during each period and is reflected, net of associated income taxes, as Comprehensive
(loss) income on the accompanying Condensed Consolidated Statements of Comprehensive Income. The cumulative increase or decrease in fair value of these shares as of March 31, 2001 and December 31, 2000 is reflected as Accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets. Management will continue to evaluate the carrying value of its investment in RCN.

At March 31, 2001 and December 31, 2000, NSTAR Com had $4.9 million and $47.9 million, respectively, in accounts receivable due from RCN.

E)  Contingencies

1. Environmental Matters

The subsidiaries of NSTAR are involved in approximately 30 state-regulated properties where oil or other hazardous materials were previously spilled or released. The companies are required to clean up these properties in accordance with specific state regulations. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. NSTAR subsidiaries also face possible liability as a potentially responsible party (PRP) in the cleanup of six multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. NSTAR generally expects to have only a small percentage of the total potential liability for these sites. Approximately $6.4 million and $7 million is included as a liability in the accompanying Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000, respectively, related to the non-recoverable portion of these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

NSTAR Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action. The MDTE has approved recovery of costs associated with MGP sites. As of March 31, 2001, NSTAR Gas has recorded a liability of $2.6 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a PRP.

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

2. Industry and Corporate Restructuring Legal Proceedings

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

3. Regulatory Proceedings

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

In October 1997, the MDTE opened a proceeding to investigate Boston Edison's compliance with a 1993 order that permitted the formation of Boston Energy Technology Group and authorized Boston Edison to invest up to $45 million in non-utility activities. Hearings were completed during 1999. Management is currently unable to determine the timing and outcome of this proceeding. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and results of operations for a reporting period.

4. Other Litigation

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

F)  Income Taxes

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2001 and the actual effective income tax rate for the year ended
December 31, 2000:

                                         2001       2000
Statutory tax rate                      35.0%       35.0%
State income tax, net of federal
income tax   benefit                    11.9         5.1
Investment tax credits                  (1.4)       (0.6)
Write-down of RCN investment            46.5          -
Other                                    5.3         2.1
  Effective tax rate                    97.3%       41.6%

Income tax expense is reflected net of $5.6 million in tax expense related to the write-down of the RCN investment, net as reflected on the accompanying Condensed Consolidated Statements of Income. This $5.6 million charge was recognized due to the fact that NSTAR Com had recorded a deferred tax asset in excess of what is currently deemed realizable. In addition, NSTAR Com has anticipated that no tax benefits will ultimately be realized on the write-down of its remaining joint venture investment. Therefore, NSTAR Com has recorded a $64.5 million valuation allowance for the entire tax benefit related to the write-down of its entire RCN investment. If all or a portion of these tax benefits are ultimately realized, NSTAR Com will reflect a corresponding reduction in income tax expense. Excluding the tax expense and the estimated valuation allowance, the effective tax rate would have been approximately 42.1%.

G)  Earnings Per Common Share

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

                                            Three Months Ended March 31,
(in thousands, except per share amounts)               2001         2000

Before one-time RCN charge:
  Earnings available for common shareholders      $  40,198       $35,609
  Basic and Diluted EPS                               $0.76         $0.62
After one-time RCN charge:
  (Loss) earnings available for common
    shareholders                                  $(133,746)      $35,609
  Basic EPS                                          $(2.52)        $0.62
Weighted average common shares
outstanding for basic EPS                            53,033        57,262
Effect of dilutive shares:
Weighted average dilutive potential
  common shares                                         106           140
Weighted average common shares
outstanding for diluted EPS                          53,139        57,402

H)  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in over 100 cities and towns in Massachusetts. NSTAR subsidiaries also supply electricity at wholesale to municipalities. The non-utility operating segments engage in business activities that include telecommunications, district heating and cooling operations, and liquefied natural gas services.

Financial data for the operating segments are as follows:
(in thousands)             Utility Operations         Non-utility     Consolidated
                           Electric         Gas        Operations            Total

Three months ended March 31, 2001

Operating revenues         $ 635,797    $ 197,174      $   31,851       $  864,822
Segment net income (loss)  $  24,796    $  16,170      $ (173,222)      $ (132,256)

Three months ended March 31, 2000

Operating revenues         $ 515,815    $ 126,021      $   16,682       $  658,518
Segment net income (loss)  $  22,900    $  16,091      $   (1,892)      $   37,099

Total assets

March 31, 2001            $4,548,042    $ 535,646      $  340,612       $5,424,300
December 31, 2000         $4,529,014    $ 534,430      $  484,271       $5,547,715

Item 2.  Management's Discussion and Analysis

NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas) and its wholesale electric subsidiary is Canal Electric Company (Canal Electric). Effective November 1, 2000, NSTAR's three retail electric companies began to operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility operations include telecommunications - NSTAR Communications, Inc. (NSTAR Com), district heating and cooling operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation) and liquefied natural gas services (Hopkinton LNG Corp.).

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

Goodwill and Costs to Achieve Amortization

Recorded goodwill is associated with the merger of BEC Energy
(BEC) and Commonwealth Energy System (COM/Energy), effective August 25, 1999. The merger was accounted for by NSTAR as an acquisition of COM/Energy by BEC under the purchase method of accounting. An integral part of the merger is the rate plan of the retail utility subsidiaries of BEC and COM/Energy that was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) in July 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) of approximately $490 million over 40 years resulting in annual amortization of approximately $12.2 million, and recovery of filed transaction and integration costs (costs to achieve) of $111 million over 10 years. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate, and any difference is expected to be recovered over the remainder of the amortization period. As a result of the merger, cost savings have been realized due to reduced staffing levels and operating efficiencies. Future cost savings are expected to result from the avoidance of costs that would have otherwise been incurred by BEC and COM/Energy.

Generating Assets Divestiture

On October 26, 2000, the MDTE approved the filing made by Cambridge Electric and ComElectric (together, "the Companies") for the partial buydown of their contract with Canal Electric for power from the Seabrook nuclear generating facility (Seabrook Contract). The buydown transaction was effected by means of an amendment to the Seabrook Contract. In November 2000, a total of $141.6 million of funds held by an affiliate, Energy Investment Services, Inc. (EIS), was transferred to ComElectric and Cambridge Electric. EIS was established as the vehicle to invest the net proceeds from the sale of the Companies' generation assets. The Companies, in turn, reduced their respective future stranded costs to be recovered from customers. The Federal Energy Regulatory Commission (FERC) approved Canal's request to amend the Seabrook Contract on March 6, 2001 to reflect the buydown effective November 1, 2000. Approval of a November 1, 2000 buydown amount is pending at the MDTE.

The impact of these transactions is reflected on the accompanying
Condensed Consolidated Balance Sheets as a reduction in Restricted cash and utility plant in service and an increase in Regulatory assets.

Retail Electric Rates

The 1997 Massachusetts Electric Restructuring Act (Restructuring
Act) requires electric distribution companies to obtain and resell power to retail customers that choose not to buy energy from a competitive energy supplier. This is through either standard offer service or default service. As a result of the Restructuring Act, standard offer customers of the retail electric subsidiaries of NSTAR currently pay rates that are 15% lower, on an inflation-adjusted basis, than rates in effect prior to March 1, 1998, the retail access date. All distribution customers must pay a transition charge as a component of their rate.

From March 1, 1998, NSTAR Electric's accumulated cost to provide default and standard offer service was in excess of the revenues it was allowed to bill. As a result, NSTAR recorded a regulatory asset of approximately $242.7 million at December 31, 2000 that is reflected as a component of Current assets on the accompanying Condensed Consolidated Balance Sheets. As a result of new rates for standard offer and default service that became effective January 1, 2001, the regulatory asset has declined to $208.3 million as of March 31, 2001.

Under applicable restructuring plans or settlements approved by the MDTE, NSTAR Electric must, on an annual basis, file proposed adjustments to its rates for the upcoming year along with a proposed reconciliation of prior year revenues and costs for its standard offer, default service, transmission and transition charges. NSTAR Electric made such a filing with the MDTE in late 1999. The MDTE subsequently approved proposed rate adjustments effective January 1, 2000, and conducted further hearings for the purpose of reconciling prior year's costs and revenues related to NSTAR Electric's transition and transmission charges and the charges for standard offer and default service. In each such proceeding, certain cost allocations and other related issues have been contested; however, the MDTE has not yet rendered a final decision. In November 2000, NSTAR Electric made a similar filing containing proposed rate adjustments for 2001, including a reconciliation of costs and revenues through 1999. The MDTE has approved rate adjustments effective January 1, 2001, but it has not yet ruled on the reconciliation component of NSTAR Electric's filings. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there could be a material adverse impact on NSTAR's consolidated financial position, results of operations and cash flows in the near term.

In addition to the annual rate filings referenced above, NSTAR Electric also made separate filings with the MDTE concerning charges for standard offer and default service. In December 2000, the MDTE approved an increase of 1.321 cents per kWh in NSTAR Electric's standard offer service rates for 2001 based on a fuel adjustment formula contained in its standard offer tariffs that reflects the prices of natural gas and oil. The MDTE has ruled that these fuel adjustments are not required to meet the 15% rate reduction requirement under the Restructuring Act. The MDTE will re-examine these rates in July 2001.

In December 2000, the MDTE approved market-based default service rates for the period January 1, 2001 through June 30, 2001.
These and future prices for default service are based upon market solicitations for power supply for default service consistent with provisions of the Restructuring Act and MDTE orders.

Long-Term Power Purchase Contracts

NSTAR Electric has existing long-term power purchase contracts. These long-term contracts are expected to supply approximately 90%-95% of its standard offer service obligations. NSTAR Electric has entered into six-month and shorter-term agreements to meet the remaining standard offer service obligation and continues to evaluate further proposals. In November 2000, NSTAR Electric entered into power purchase agreements to meet its entire default service supply obligation for the period January through June of 2001. In addition, in May 2001, NSTAR Electric entered into purchased power agreements to meet the default service obligation for the remainder of 2001. NSTAR Electric expects to continue to make periodic market solicitations for default service power supply consistent with provisions of the Restructuring Act and MDTE orders. The cost of providing standard offer and default service, which includes purchased power costs, is recovered from customers on a fully reconciling basis.

Natural Gas Industry Restructuring and Rates

Effective November 1, 2000, the MDTE approved regulations that provide for full customer choice to LDCs (local distribution companies) such as NSTAR Gas. NSTAR Gas has modified its billing, customer and gas supply systems to accommodate full retail choice. The MDTE previously had approved the compliance process submitted by NSTAR Gas and other LDCs that implement the unbundling of retail gas services to all customers. Among the important provisions are: setting the LDC as the default service provider, certification of competitive suppliers/marketers, extension of the MDTE's consumer protection rules to residential customers taking competitive service, requirement for LDCs to provide suppliers/marketers with customer usage data, and requirement for suppliers/marketers to disclose service terms to potential customers. The MDTE has also ruled on requiring the mandatory assignment of the LDC's upstream pipeline and storage capacity and downstream peaking capacity to customers who elect a competitive gas supply during a three-year transition period. This eliminates potential stranded cost exposure for the LDCs until they are relieved from their responsibility as suppliers of last resort and the establishment of a "workably competitive" interstate pipeline capacity market. Gas restructuring is not likely to have a significant financial impact on LDCs.

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

In December 2000 and in a revised filing in January 2001, NSTAR Gas filed for interim increases to its CGAC for the period February through April 2001 in order to recover significant increases in the costs to buy natural gas supplies. These filings were made to ensure that prices to customers are set at levels that recover all incurred costs in order to avoid the accumulation of significant under-recoveries that would impair NSTAR Gas' ability to serve its customers. On January 31, 2001, the MDTE approved an adjustment to increase the CGAC factor to $1.1123 per therm from the prior factor of $0.7608 per therm. Subsequently, on February 28, 2001, as a result of a decline in wholesale natural gas prices, NSTAR Gas received approval from the MDTE to reduce the factor per therm to $0.94 effective March 1, 2001. Furthermore, in conjunction with its semi-annual filing made on March 15, 2001, NSTAR Gas proposed a CGAC factor of $0.7754 per therm for the period commencing May 1, 2001 through October 31, 2001. This factor, approved by the MDTE, includes the collection in the summer period of a portion of next winter's gas costs in order to reduce cost deferrals projected for the end of October 2001.

Results of Operations - Three Months Ended March 31, 2001 vs.
Three Months Ended March 31, 2000

Earnings per common share were as follows:
Earnings (Loss) per Basic and
 Diluted Common Share        Three Months Ended March 31,
                               2001     2000     % Change

 Before one-time RCN charge  $ 0.76    $0.62        22.6
 After one-time RCN charge   $(2.52)   $0.62      (506.5)

Earnings before the one-time RCN charge were $40.2 million, or $0.76 per basic and diluted common share, for the first quarter of 2001 before a one-time, non-cash, after-tax charge of $173.9 million, or $3.28 per basic share, related to NSTAR's total investment in RCN Corporation (RCN). Factors that contributed to the 13% improvement in earnings before the one-time charge include an increase in firm gas and transportation sales of 7%, an increase in retail electric sales of 1.2% and lower operations and maintenance expenses. These factors were offset somewhat by higher interest costs that reflect the issuance of approximately $500 million in long-term debt during 2000.

As previously disclosed and further discussed in this report, NSTAR is in the process of converting its joint venture investment in RCN Boston into shares of RCN common stock.
NSTAR's investment in RCN includes 4.1 million common shares that it currently holds and 7.5 million common shares that it expects to receive for its remaining interest in the joint venture. Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares has decreased significantly over the past several months. As a result, NSTAR recognized an impairment of its entire investment in RCN. This adjustment is required under current accounting standards. NSTAR determined that this decline in market value is "other-than-temporary" as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Including the impact of this adjustment, which resulted in a one-time, non-cash, after-tax charge of $173.9 million, NSTAR reported a loss of $133.7 million, or $2.52 per share, for the three months ended March 31, 2001, compared to earnings of $35.6 million, or $0.62 per share, for the same period in 2000.

Earnings per common share reflect a lower level of common shares outstanding resulting from the repurchase of 4.2 million shares during 2000 that had a positive impact of approximately six cents per share. The results of operations for the quarter are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the Unaudited Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased 30% during the first quarter of 2001 as follows:
  (in thousands)
  Retail electric revenues                      $  108,493
  Wholesale electric revenues                        5,349
  Other revenues                                    18,912
  Gas revenues                                      73,550
    Increase in operating revenues              $  206,304

Retail electric revenues were $584.6 million in the first quarter of 2001 compared to $476.1 million in the same period of 2000, an increase of $108.5 million, or 23%. The change in retail revenues includes higher rates implemented in January 2001 for standard offer and default services ($99.2 million), a 1.2% increase in retail kilowatt-hour (kWh) sales, higher transmission revenues ($9.2 million), the absence in the current quarter of a $26.3 million refund to customers in the first quarter last year and the recognition of incentive revenue entitlements for successfully lowering certain transition charges ($5.5 million). These increases in revenue were partially offset by a $19.7 million decline in transition cost recovery. The increase in NSTAR's retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income. The 1.2% increase in retail kWh sales primarily reflects an 8% increase in heating degree days as compared to the first quarter last year and includes a 3.4% and 1.2% increase in the residential and commercial sectors, respectively, resulting primarily from energy needed for heating. NSTAR's sales to retail residential and commercial customers were approximately 33% and 57%, respectively, of its total retail sales mix for the current quarter.

Wholesale electric revenues were $25.8 million in the first quarter of 2001 compared to $20.4 million in the same period of 2000, an increase of $5.4 million, or 26%. This increase in wholesale revenues primarily reflects increased kWh sales of 7.7% and the recovery of higher purchased power costs.

Other revenues were $54.9 million in the first quarter of 2001 compared to $36 million in the same period of 2000, an increase of $18.9 million, or 52%. This increase primarily reflects higher district heating and cooling operations revenues ($3.5 million) as a result of higher fuel costs.

Gas revenues were $199.6 million in the first quarter of 2001 compared to $126 million in the same period of 2000 an increase of $73.6 million, or 58%. The increase in revenues is primarily attributable to a 7% increase in firm sales and transportation service due to an 8% increase in heating degree days combined with a significant increase in the cost of gas from suppliers. NSTAR's sales to firm residential and commercial customers were approximately 52% and 35%, respectively, of its total firm sales and transportation for the current quarter.

Operating expenses

Purchased power costs were $398.2 million in the first quarter of 2001 compared to $276.7 million in the same period of 2000, an increase of $121.5 million, or 44%. The increase in expense reflects higher purchased power requirements due to a 1.6% increase in retail and wholesale sales and higher purchased power costs that reflect the prices of natural gas and oil. NSTAR adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings. The cost of gas sold, representing NSTAR Gas' supply expense, was $132.5 million for the first quarter of 2001 compared to $64.2 million in the same period of 2000, an increase of $68.3 million or 106% due to a 7% increase in firm gas sales and transportation coupled with substantially higher costs from gas suppliers. These expenses are also fully reconciled to the current level of revenues collected.

Operations and maintenance expense was $108.3 million in the first quarter of 2001 compared to $110.5 million in the same period of 2000, a decrease of $2.2 million, or 2%. This decrease reflects lower expenses primarily resulting from merger-related operating efficiencies, offset somewhat by the impact of storm-related expenses incurred in the current period.

Depreciation and amortization expense was $59.1 million in the first quarter of 2001 compared to $58.3 million in the same period of 2000, an increase of $0.8 million, or 1%. The increase reflects a slightly higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $19.6 million in the first quarter of 2001 compared to $18.2 million in the same period of 2000, an increase of $1.4 million, or 8% primarily due to increased spending levels for programs. These costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $27.1 million in the first quarter of 2001 compared to $25.9 million in the same period of 2000, an increase of $1.2 million, or 5%. The increase is due to the inclusion of Plymouth property taxes of $2.4 million that, in prior periods, was included in purchased power expense (related to the previously-owned Pilgrim generating unit), pursuant to an agreement with the purchaser that provides NSTAR Electric with purchased power from the Pilgrim unit. This increase was partially offset by lower property taxes paid to the City of Boston of $1.4 million.

Income taxes from operations were $30.7 million in the first quarter of 2001 compared to $25.4 million in the same period of 2000, an increase of $5.3 million, or 21%, reflecting higher pre-tax operating income.

Other (deductions) income

Other deductions was $174.6 million in the first quarter of 2001 compared to income of $2.6 million in the same period of 2000, a net decrease in income of $177.2 million directly attributable to the aforementioned one-time, non-cash, after-tax charge related to the carrying value the RCN investment that is discussed more fully below. Other deductions also reflects the absence in the current period of RCN joint venture equity losses, offset by a decline in interest on investments held by EIS.

Interest charges

Interest on long-term debt and transition property securitization certificates was $40.4 million in the first quarter of 2001 compared to $33.5 million in the same period of 2000, an increase of $6.9 million, or 21%. The increase reflects the issuance of $300 million and $200 million of 8% NSTAR bonds in February and October of 2000, respectively, offset somewhat by the retirement of $199 million in Boston Edison debt throughout 2000. The current period reflects a reduction of securitization certificates interest of $1.1 million due to the partial retirement of this debt. Other interest expense declined $4.8 million, or 39%, due to lower short-term borrowings and interest on transition costs.

RCN Joint Venture and Investment Conversion

NSTAR Com is a participant in a telecommunications venture with RCN Telecom Services, Inc. of Massachusetts, a subsidiary of RCN Corporation (RCN). NSTAR Com has accounted for its equity investment in the joint venture using the equity method of accounting. As part of the Joint Venture Agreement, NSTAR Com has the option to exchange portions of its joint venture interest for common shares of RCN at specified periods. To date, NSTAR Com has received approximately 4.1 million shares of RCN common shares from prior exchanges of its joint venture interest.

On April 6, 2000, NSTAR Com issued its third and final notice to exchange substantially all of its remaining interest in the joint venture into common shares of RCN. Effective with the third notice, NSTAR Com's profit and loss sharing ratio was reduced to zero and therefore NSTAR Com no longer recognized any results of operations from its interest in the joint venture. Through April 6, 2000, NSTAR Com recognized $5.6 million in equity losses from the joint venture and has not recorded any further joint venture losses since that date.

On October 18, 2000, NSTAR Com and RCN signed an agreement in principle to amend the Joint Venture Agreement. Among other items, this proposal would settle the number of shares to be received for the third conversion of NSTAR Com's remaining equity investment at 7.5 million shares. Management anticipates having a final amended joint venture agreement in place in the near term.

As previously disclosed, management continues to evaluate the carrying value of its entire investment in RCN. Consistent with the performance of the telecommunication sector as a whole, the market value of RCN's common shares has decreased significantly over the past several quarters. Management has determined that this decline in market value is "other-then-temporary" in accordance with the Statement of Financial Accounting Standards No, 115, "Accounting for Certain Investments in Debt and Equity Securities."

In addition, based on the current status of the amendment to the Joint Venture Agreement during the first quarter of 2001 with RCN regarding the 7.5 million shares, Management has also determined that its investment in the joint venture is impaired based on future market expectations for RCN common shares related to this investment.

Therefore, NSTAR Com has, as of March 31, 2001, recognized an impairment of its entire investment in RCN. This write-down resulted in a one-time, non-cash, after-tax charge of $173.9 million that is reported on the accompanying Condensed Consolidated Statements of Income as "Write-down of RCN Investment, net."

The RCN shares received, as well as the remaining interest in the joint venture related to the pending 7.5 million shares, are included in Other investments on the accompanying Condensed Consolidated Balance Sheets at their estimated fair value of approximately $43.5 million at March 31, 2001. This fair value may increase or decrease, at any time, as a result of changes in the market price of RCN common shares. The unrealized gain or loss associated with shares currently held will fluctuate due to the changes in fair value of these shares during each period and is reflected, net of associated income taxes, as Comprehensive
(loss) income on the accompanying Condensed Consolidated Statements of Comprehensive Income. The cumulative increase or decrease in fair value of these shares as of March 31, 2001 and December 31, 2000 is reflected as Accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets. Management will continue to evaluate the carrying value of its investment in RCN.

At March 31, 2001 and December 31, 2000, NSTAR Com had $4.9 million and $47.9 million, respectively, in accounts receivable due from RCN.

Liquidity

NSTAR and its subsidiaries supplement internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings.

In February and October 2000, NSTAR issued $300 million and $200 million, respectively, 8% notes, due February 2010, of long-term debt related to a $500 million shelf registration. Proceeds from these issues were used to reduce short-term borrowings. These increases in long-term debt were partially offset in 2000 by $199 million in long-term debt retirements, consisting of Boston Edison debenture redemptions of $65 million (6.8% Series) in February, $34 million (9.875% Series) in June and $100 million (6.05% Series) in August.

NSTAR has a $450 million revolving credit agreement with a group of banks effective through November 2002. At March 31, 2001 and December 31, 2000, there were no amounts outstanding under this revolving credit agreement. Also, NSTAR has a $450 million commercial paper program. At March 31, 2001 and December 31, 2000, NSTAR had $241.5 million and $252 million outstanding, respectively, under its commercial paper program.

Boston Edison has approval from the FERC to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks effective through December 2001. In addition, it also has a $100 million line of credit. Both of these arrangements serve as back-up to Boston Edison's $300 million commercial paper program. As of March 31, 2001 and December 31, 2000, there were no amounts outstanding under this revolving credit agreement. As of March 31, 2001 and December 31, 2000, there was $185 million and $97 million outstanding under its commercial paper program.

In addition, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $195 million available under several lines of credit. Approximately $121.3 million and $120 million was outstanding under these lines of credit as of March 31, 2001 and December 31, 2000, respectively.

Boston Edison has approval from the MDTE to issue from time to time up to $500 million of debt securities through 2002.
Proceeds from such issuances covered under this approved financing will be used for repayment or refinancing of certain outstanding equity securities, long-term indebtedness, and for other corporate purposes. On February 20, 2001, Boston Edison filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC), using a shelf registration process, to issue up to $500 million in debt securities. The registration statement was declared effective by the SEC on February 28, 2001. When issued, Boston Edison will use the proceeds to pay at maturity long-term debt and equity securities, refinance short-term debt and for other corporate purposes.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

New Accounting Principles

As of January 1, 2001, NSTAR adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statements of Financial Accounting Standards No. 137 and 138, and collectively referred to as SFAS 133. SFAS 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value.

The impact of this adoption has been assessed by the management of NSTAR. As part of this assessment, NSTAR formed an implementation team in 2000 consisting of key individuals from various operational and financial areas of the organization. The primary role of this team was to inventory and determine the impact of potential contractual arrangements for SFAS 133 application. The implementation team has performed extensive reviews of critical operating areas of NSTAR and has documented its procedures in applying the requirements of SFAS 133 to NSTAR's contractual arrangements in effect on January 1, 2001. Based on NSTAR's assessment to date, the adoption of SFAS 133 has not had a material adverse effect on its results of operations, cash flows, or financial position.

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

The impacts of various environmental, legal issues, and regulatory matters could differ from current expectations. New regulations or changes to existing regulations could impose additional operating requirements or liabilities other than expected. The effects of changes in specific hazardous waste site conditions and cleanup technology could affect estimated cleanup liabilities. The impacts of changes in available information and circumstances regarding legal issues could affect estimated litigation costs.

Part II - Other Information

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

There have been no material changes since year-end.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of shareholders of NSTAR was held on April 26, 2001. The holders of NSTAR's Common Shares were entitled to elect four Class II trustees to serve until the Annual Meeting to be held in the year 2004 and until the election and qualification of their respective successors. Proxies for 44,373,565 shares of the 53,032,546 entitled to vote were received.

The following table sets forth the names of the four persons elected at the Annual Meeting to serve as trustees until 2004 and the number of votes cast for or withheld with respect to each person.

  Class II Trustee                 For             Withheld

  Sheldon A. Buckler               43,786,906        586,659
  Gary L. Countryman               43,806,285        567,280
  Martina S. Horner                43,805,991        567,574
  Thomas J. May                    39,154,639      5,218,926

Item 5. Other Information

None

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

        Exhibit 15 -  Letter re unaudited interim financial information
              15.1 -  Report of Independent Accountants


        Exhibit 99 -  Additional exhibits

              99.1 -  Letter of Independent Accountants

                      Form S-4 Registration Statement filed by NSTAR on May 12, 1999 (Filed No. 333-78285); Post-
                      effective Amendment to Form S-4 on form S-3 filed by NSTAR on August 19, 1999 (File No.
                      333-78285); Post-effective Amendment to form S-
                      4 on Form S-8 filed by NSTAR on August 19,
                      1999 (Filed No. 333-78285); Form S-8
                      Registration Statement filed by NSTAR on August 19, 1999 (File No. 333-85559).

b)  No Form 8-K was filed with the Securities and Exchange
    Commission during the first quarter of 2001.  However, a Form
    8-K was filed on April 27, 2001 that reported on NSTAR's recognition of an impairment of its entire investment in RCN
    Corporation.

                                  Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NSTAR
                                             (Registrant)



Date: May 14, 2001                    /s/ R. J. WEAFER, JR.
                                      Robert J. Weafer, Jr.
                                      Vice President, Controller
                                      and Chief Accounting
                                      Officer
