Form 10-Q
period 2001-06-30
NSTAR/MA
filed 2001-08-14
CIK 1035675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2001


                               or

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


Registrant's telephone number, including area code: (617)424-2000


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

              Class               Outstanding at August 1, 2001
   Common Shares, $1 par value          53,032,546 shares

Part I - Financial Information
Item 1.  Financial Statements
                              NSTAR
           Condensed Consolidated Statements of Income
                           (Unaudited)
            (in thousands, except per share amounts)
                                     Three Months Ended         ix Months Ended
                                           June 30,                 June 30,
                                       2001        2000        2001         2000
Operating revenues                 $732,273    $630,194  $1,597,095   $1,288,712

Operating expenses:
  Purchased power and cost of
     gas sold                       434,374     333,137     965,135      674,013
  Operations and maintenance         95,030      98,349     203,326      208,816
  Depreciation and amortization      55,047      59,675     114,120      117,967
  Demand side management and
    renewable energy programs        18,700      17,563      38,332       35,728
  Property and other taxes           22,464      20,873      49,576       46,745
  Income taxes                       24,981      23,642      55,661       49,087

    Total operating expenses        650,596     553,239   1,426,150    1,132,356


Operating income                     81,677      76,955     170,945      156,356

Other income (deductions):
  Write-down of RCN                       -           -    (173,944)           -
investment, net
  Other income, net                   3,662       3,369       3,046        5,964

                                      3,662       3,369    (170,898)       5,964
Operating and other income           85,339      80,324          47      162,320

Interest charges:
  Long term debt                     29,603      27,886      59,224       52,520
  Transition property
    securitization certificates      10,431      11,456      21,229       23,402
  Other                               8,592       9,186      15,987       18,301
  Allowance for borrowed funds used
    during construction                (997)     (1,132)     (1,847)      (1,930)
      Total interest charges         47,629      47,396      94,593       92,293

Net income (loss)                    37,710      32,928     (94,546)      70,027
Preferred stock dividends of
  subsidiary                          1,490       1,490       2,980        2,980
Earnings (loss) available for
  common shareholders              $ 36,220    $ 31,438   $ (97,526)    $ 67,047
                                   ========    ========   =========     ========

Weighted average common shares
outstanding:
    Basic                            53,033      55,597      53,033       56,430
                                     ======      ======      ======       ======
    Diluted                          53,214      55,778      53,178       56,591
                                     ======      ======      ======       ======

Earnings (loss) per common share:

    Basic                             $0.68       $0.57     $(1.84)        $1.19
                                      =====       =====      ======        =====
    Diluted                           $0.68       $0.56     $(1.83)        $1.18
                                      =====       =====      ======        =====
Dividends declared per common        $0.515       $0.50       $1.03        $1.00
share                                 =====       =====      ======        =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
Condensed Consolidated Statements of Comprehensive Income (Loss)
                           (Unaudited)
                         (in thousands)

                                           Three Months           Six Months
                                          Ended June 30,        Ended June 30,
                                      2001         2000       2001        2000

Net income (loss)                  $37,710     $ 32,928  $(94,546)    $ 70,027
Other comprehensive income, net:
  Changes in unrealized gain         8,353      (68,691)    41,493     (45,235)
    (loss) on investments
Comprehensive income               $46,063     $(35,763)  $(53,053)   $ 24,792
(loss)                             =======     ========   ========    ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)
                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                    2001         2000       2001        2000

Balance at the beginning of
  the period                    $285,970     $394,907   $447,087    $389,989
Add (Deduct):
  Net income (loss)               37,710       32,928    (94,546)     70,027
    Subtotal                     323,680      427,835    352,541     460,016
Deduct:
Dividends declared:
  Common shares                   27,312       27,240     54,623      55,487
  Preferred stock                  1,490        1,490      2,980       2,980
    Subtotal                      28,802       28,730     57,603      58,467

Provision for preferred stock
  redemption andissuance costs        60           60        120         120
Common share repurchase program        -        3,959          -       6,343
Balance at the end of
   the period                   $294,818     $395,086   $294,818    $395,086
                                ========     ========   ========    ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
              Condensed Consolidated Balance Sheets
                         (in thousands)
                           (Unaudited)

                                           June 30,   December 31,
                                               2001           2000
Assets
Utility plant in service, at original
  cost                                   $3,789,104     $3,724,754
  Less: accumulated depreciation          1,296,318      1,249,685
                                          2,492,786      2,475,069
Construction work in progress                65,473         48,524
  Net utility plant                       2,558,259      2,523,593

Non-utility property, net                   102,350        105,827

Goodwill                                    469,752        475,877
Equity investments                           24,876         25,791
Other investments                            77,454        170,829

Current assets:
  Cash and cash equivalents                   7,751         21,873
  Restricted cash                            22,616         22,152
  Accounts receivable, net                  485,675        454,499
  Regulatory assets                         176,747        242,663
  Accrued unbilled revenues                  73,159        101,732
  Fuel, materials and supplies, at
    average cost                             47,767         44,659
  Other                                      42,405         32,447
    Total current assets                    856,120        920,025

Deferred debits:
  Regulatory assets                       1,050,377      1,029,341
  Prepaid pension expense                   170,551        149,890
  Other                                     142,945        146,542

  Total assets                           $5,452,684     $5,547,715
                                         ==========     ==========






The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
              Condensed Consolidated Balance Sheets
                         (in thousands)
                           (Unaudited)
                                         June 30,     December 31,
                                             2001             2000
Capitalization and Liabilities
Common equity:
  Common shares, par value $1 per
    share (53,032,546 shares issued
    and outstanding)                    $   53,033      $   53,033
  Premium on common shares                 880,417         876,749
  Retained earnings                        294,818         446,587
    Total common equity                  1,228,268       1,376,369

Accumulated other comprehensive
  income (loss)                              7,349         (34,144)

Cumulative nonmandatory redeemable
  preferred stock                           43,000          43,000

Long-term debt                           1,381,997       1,440,431
Transition property securitization
  certificates                             548,000         584,130
    Total long-term debt                 1,929,997       2,024,561

    Total capitalization                 3,208,614       3,409,786

Current liabilities:
  Long-term debt and preferred stock
   due within one year                     115,879          58,695
  Transition property securitization
    certificates due within one year        41,871          36,443
  Notes payable                            611,797         468,347
  Accounts payable                         181,240         275,778
  Deferred taxes                            88,874         128,788
  Accrued interest                          29,448          44,220
  Dividends payable                         28,305          28,305
  Other                                    316,118         301,873
    Total current liabilities            1,413,532       1,342,449

Deferred credits:
  Accumulated deferred income taxes        573,612         537,756
  Accumulated deferred investment tax
    credits                                 38,970          39,960
  Other                                    217,956         217,764
    Total deferred credits                 830,538         795,480

Commitments and contingencies

    Total capitalization and            $5,452,684      $5,547,715
      liabilities                       ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)
                                           Six Months Ended June30,
                                                 2001           2000

Operating activities:
  Net (loss) income                         $(94,546)      $  70,027
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization             114,120        118,792
    Deferred income taxes and investment
tax       credits                             (29,337)        18,017
    Loss on write-down of RCN investment      168,376              -
    Allowance for borrowed funds used
during       construction                      (1,847)        (1,930)
  Net changes in working capital               (3,187)       (27,442)
  Other, net                                  (86,029)       (82,784)
Net cash provided by operating activities      67,550         94,680

Investing activities:
  Plant expenditures (excluding AFUDC)        (94,872)       (73,352)
  Other investments                               915       (60,919)

Net cash used in investing activities         (93,957)      (134,271)
Financing activities:
  Common share repurchases                          -       (147,881)
  Long-term debt redemptions                  (42,859)      (102,176)
  Transition property securitization
    certificates redemptions                  (30,702)       (49,020)
  Long-term debt issue, net                         -        298,825
  Net change in notes payable                 143,450        (42,000)
  Dividends paid                              (57,604)       (57,227)
Net cash provided by (used in) financing
  activities                                   12,285        (99,479)

Net decrease in cash and cash equivalents     (14,122)      (139,070)
Cash and cash equivalents at
  beginning of year                            21,873        168,599

Cash and cash equivalents at end of
  period                                    $   7,751      $  29,529
                                            =========      =========

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest, net of amounts capitalized      $  88,647      $  54,250
                                            =========      =========

  Income taxes                              $ 133,994      $  19,470
                                            =========      =========

Supplemental disclosure of investing
  activity:
Investment in common shares                 $   4,537      $       -
                                            =========      =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying Notes should be read in conjunction with Notes to the Consolidated Financial Statements incorporated in NSTAR's
2000 Annual Report on Form 10-K.

A)  About NSTAR

NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. NSTAR also supplies electricity at wholesale for resale to municipalities. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR
Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal Electric). Effective November 1, 2000, NSTAR's three retail electric companies are operating under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility operations include telecommunications - NSTAR Communications, Inc. (NSTAR Com), district heating and cooling operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation) and liquefied natural gas services (Hopkinton LNG Corp.).

B)  Basis of Presentation

The financial information presented as of June 30, 2001 and for the periods ended June 30, 2001 and 2000 have been prepared from NSTAR's books and records without audit by independent accountants. Financial information as of December 31, 2000 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.
Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the periods ended June 30, 2001 and 2000 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. Gas sales and revenues are typically higher in the winter months than during other periods of the year.

C)  Goodwill and Costs to Achieve Amortization

Goodwill on the accompanying Condensed Consolidated Balance Sheets is associated with the merger of BEC Energy (BEC) and Commonwealth Energy System (COM/Energy), effective August 25, 1999. The merger was accounted for by NSTAR as an acquisition of COM/Energy by BEC under the purchase method of accounting. An integral part of the merger is the rate plan of the retail utility subsidiaries of BEC and COM/Energy that was approved by the Massachusetts Department of Telecommunications and Energy
(MDTE) in July 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) of approximately $490 million over 40 years resulting in annual amortization of approximately $12.2 million, and recovery of filed transaction and integration costs (costs to achieve) of $111 million over 10 years. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate, and any difference is expected to be recovered over the remainder of the amortization period. As a result of the merger, cost savings have been realized due to reduced staffing levels and operating efficiencies. Future cost savings are expected to result from the avoidance of costs that would have otherwise been incurred by BEC and COM/Energy.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This Statement, which is effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for acquired goodwill and other intangible assets. It prohibits entities from continuing amortization of these assets. Instead, goodwill and other intangible assets will be subject to review for impairment. Management is currently assessing the impact of SFAS 142 in light of its regulatory and accounting requirements. Therefore, NSTAR is unable to reasonably estimate the impact of the adoption of this statement.

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

On April 6, 2000, NSTAR Com issued its third and final notice to exchange substantially all of its remaining interest in the joint venture into common shares of RCN. Effective with the third notice, NSTAR Com's profit and loss sharing ratio was reduced to zero and therefore NSTAR Com no longer recognized any results of operations from its interest in the joint venture. During the period January 1, 2000 through April 6, 2000, NSTAR Com recognized $5.6 million in equity losses from the joint venture and has not recorded any further joint venture losses since that date.

On October 18, 2000, NSTAR Com and RCN signed an agreement in principle to amend the Joint Venture Agreement. Among other items, this proposal settled the number of shares to be received for the third conversion of NSTAR Com's remaining equity investment at 7.5 million shares. Management anticipates having a final amended Joint Venture Agreement in place in 2001.

As previously disclosed, management continues to evaluate the carrying value of its entire investment in RCN. Consistent with the performance of the telecommunication sector as a whole, the market value of RCN's common shares has decreased significantly over the past several quarters. Management has determined that this decline in market value is "other-then-temporary" in accordance with the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

In addition, during the first quarter of 2001, the status of the amendment to the Joint Venture Agreement with RCN regarding the
7.5 million shares, lead management to determine that its investment in the joint venture was also impaired based on future market expectations for RCN common shares related to this investment.

Therefore, NSTAR Com, recognized an impairment of its entire investment in RCN in the first quarter of 2001. This write-down resulted in an one-time, non-cash, after-tax charge of $173.9 million that is reported on the accompanying Condensed
Consolidated Statements of Income as "Write-down of RCN
Investment, net."

The RCN shares received, as well as the remaining interest in the joint venture related to the pending 7.5 million shares, are included in Other investments on the accompanying Condensed Consolidated Balance Sheets at their estimated fair value of approximately $50.6 million at June 30, 2001. The fair value of the shares currently held may increase or decrease, at any time, as a result of changes in the market value of RCN common shares. The unrealized gain or loss associated with shares currently held will fluctuate due to the changes in fair value of these shares during each period and is reflected, net of associated income taxes, as Comprehensive (loss) income on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of June 30, 2001 and December 31, 2000 is reflected as Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets. Management will continue to evaluate the carrying value of its investment in RCN.

At June 30, 2001 and December 31, 2000, NSTAR Com had $4.5 million and $47.9 million, respectively, in accounts receivable due from RCN.

E)  Other Investments

In the second quarter of 2001, NSTAR completed its determination of the accounting for equity securities it previously received in connection with the demutualization of John Hancock Mutual Life Insurance Company and Metropolitan Life Insurance Company. NSTAR and its subsidiaries, as policyholders, received a distribution of common stock of each company. As a result, NSTAR recognized $4.5 million of other income on these transactions.

These securities are currently available for sale and are included in Other investments on the accompanying Condensed Consolidated Balance Sheets. The value of these common shares was adjusted to reflect market values as of June 30, 2001. The unrealized gain or loss associated with these shares will fluctuate due to changes in current market values and is reflected net of applicable income taxes and is included as a component of Comprehensive income (loss) on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of June 30, 2001 is reflected as Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets.

F)  Contingencies

1. Environmental Matters

The subsidiaries of NSTAR are involved in approximately 30 state-regulated properties where oil or other hazardous materials were previously spilled or released. The companies are required to clean up these properties in accordance with specific state regulations. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. NSTAR subsidiaries also face possible liability as a potentially responsible party (PRP) in the cleanup of six multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. NSTAR generally expects to have only a small percentage of the total potential liability for these sites. Approximately $6.3 million and $7 million is included as a liability in the accompanying Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000, respectively, related to the non-recoverable portion of these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

NSTAR Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action. The MDTE has approved recovery of costs associated with MGP sites. As of June 30, 2001, NSTAR Gas has recorded a liability of $2.6 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a PRP.

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

3. Regulatory Proceedings

On June 1, 2001, the MDTE issued its final orders on the reconciliation of ComElectric and Cambridge Electric's transition, standard offer service, default service and transmission costs and revenues for 1999.

In a Boston Edison 1999 reconciliation filing with the MDTE, the Massachusetts Attorney General contested cost allocations related to Boston Edison's wholesale customers since 1998. On June 1, 2001, the MDTE approved Boston Edison's revenue-credit ratemaking approach for wholesale sales to be consistent with Boston Edison's restructuring settlement and MDTE precedent that predated industry restructuring. The accounting reconciliation of wholesale revenues and costs will be addressed in Boston Edison's outstanding filing covering the 1999 and 2000 reconciliation.

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

On June 13, 2001, the MDTE approved a settlement agreement between Cambridge Electric and the Massachusetts Institute of Technology (MIT) involving a dispute over the customer transition charge (CTC) assessed by Cambridge Electric to MIT. Under the settlement, Cambridge Electric has refunded to MIT approximately $1.7 million and MIT has withdrawn (i) its appeal at the Massachusetts Supreme Judicial Court of the MDTE's rate order associated with the merger of BEC Energy and Commonwealth Energy System and (ii) its separate rate complaint at the MDTE involving the CTC.

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

F)  Income Taxes

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2001 and the actual effective income tax rate for the year ended
December 31, 2000:
                                             2001       2000
Statutory tax rate                           35.0%      35.0%

State income tax, net of federal income tax
  benefit                                     5.6        5.1
Investment tax credits                       (1.3)      (0.6)
Write-down of RCN investment
 (federal and state)                         48.4         -
Other                                         4.6        2.1
  Effective tax rate                         92.3%      41.6%
                                             ====       ====

Income tax expense includes $5.6 million related to the write-down of the RCN investment, net as reflected on the accompanying Condensed Consolidated Statements of Income. This $5.6 million charge was recognized due to the fact that NSTAR Com had recorded a deferred tax asset in excess of what is currently deemed realizable. In addition, NSTAR Com has determined that no current tax benefit is anticipated on the write-down of its remaining joint venture investment. Therefore, NSTAR Com has recorded a $64.5 million valuation allowance for the entire tax benefit related to the write-down of its RCN investment. If all or a portion of these tax benefits are ultimately realized, NSTAR Com will reflect a corresponding reduction in income tax expense. Excluding the income tax effect of the RCN impairment charge and the estimated valuation allowance, the effective tax rate would have been approximately 42.7%.

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

(in thousands, except per share amounts)
                                Three Months Ended       Six Months Ended
                                      June 30,               June 30,
                                  2001       2000         2001       2000
Before one-time RCN charge:
  Earnings available for
   common shareholders       $  36,220   $  31,438   $  76,418  $  67,047

  Basic EPS                      $0.68       $0.57       $1.44      $1.19
  Diluted EPS                    $0.68       $0.56       $1.44      $1.18
After one-time RCN charge:
  Earnings (loss) available
   for common shareholders   $  36,220   $  31,438   $ (97,526) $  67,047
  Basic EPS                      $0.68       $0.57      $(1.84)     $1.19
  Diluted EPS                    $0.68       $0.56      $(1.83)     $1.18
Weighted average common
shares   outstanding for        53,033      55,597      53,033     56,430
basic EPS

Effect of diluted shares:
Weighted average dilutive
  potential common shares          181         181         145        161
Weighted average common
  shares outstanding
  for diluted EPS               53,214      55,778      53,178     56,591


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

Financial data for the operating segments are as follows:
                             Utility Operations     Non-Utility   Consolidated
                              Electric      Gas     Operations       Total
Three months ended June 30,
2001
Operating revenues         $   641,020    $ 65,634   $ 25,619      $  732,273
Segment net income (loss)  $    42,350    $ (1,073)  $ (3,567)     $   37,710

2000
Operating revenues         $   542,178    $ 68,388   $ 19,628      $  630,194
Segment net income (loss)  $    32,789    $  1,961   $ (1,822)     $   32,928


Six months ended June 30,
2001
Operating revenues         $ 1,276,817    $262,808   $ 57,470      $1,597,095
Segment net income (loss)  $    69,991    $ 15,413  $(179,950)     $  (94,546)

2000
Operating revenues         $ 1,057,993    $194,409   $ 36,310      $1,288,712
Segment net income (loss)  $    56,509    $ 18,044   $ (4,526)     $   70,027

Total assets
June 30, 2001              $ 4,609,514    $522,778   $320,392      $5,452,684
December 31, 2000          $ 4,529,014    $534,430   $484,271      $5,547,715

Item 2.  Management's Discussion and Analysis

NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal Electric). Effective November 1, 2000, NSTAR's three retail electric companies are operating under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility operations include telecommunications - NSTAR Communications, Inc. (NSTAR Com), district heating and cooling operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation) and liquefied natural gas services (Hopkinton LNG Corp.).

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

Goodwill and Costs to Achieve Amortization

Goodwill on the accompanying Condensed Consolidated Balance Sheets is associated with the merger of BEC Energy (BEC) and Commonwealth Energy System (COM/Energy), effective August 25, 1999. The merger was accounted for by NSTAR as an acquisition of COM/Energy by BEC under the purchase method of accounting. An integral part of the merger is the rate plan of the retail utility subsidiaries of BEC and COM/Energy that was approved by the Massachusetts Department of Telecommunications and Energy
(MDTE) in July 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) of approximately $490 million over 40 years resulting in annual amortization of approximately $12.2 million, and recovery of filed transaction and integration costs (costs to achieve) of $111 million over 10 years. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate, and any difference is expected to be recovered over the remainder of the amortization period. As a result of the merger, cost savings have been realized due to reduced staffing levels and operating efficiencies. Future cost savings are expected to result from the avoidance of costs that would have otherwise been incurred by BEC and COM/Energy.

Refer to "New Accounting Standards" below for a further discussion on Statement of Financial Accounting Standards No.
142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001.

Generating Assets Divestiture

On October 26, 2000, the MDTE approved the filing made by Cambridge Electric and ComElectric (together, "the Companies") for the partial buydown of their contract with Canal Electric for power from the Seabrook nuclear generating facility (Seabrook Contract). The buydown transaction was effected by means of an amendment to the Seabrook Contract. In November 2000, a total of $141.6 million of funds held by an affiliate, Energy Investment Services, Inc. (EIS), was transferred to ComElectric and Cambridge Electric. EIS was established as the vehicle to invest the net proceeds from the sale of the Companies' generation assets. The Companies, in turn, reduced their respective future stranded costs to be recovered from customers. The Federal Energy Regulatory Commission approved Canal's request to amend the Seabrook Contract on March 6, 2001 to reflect the buydown effective November 1, 2000. Approval of a November 1, 2000 buydown amount is pending at the MDTE.

Retail Electric Rates

The 1997 Massachusetts Electric Restructuring Act (Restructuring
Act) requires electric distribution companies to obtain and resell power to retail customers, which choose not to buy energy from a competitive energy supplier through either standard offer service or default service. As a result of the Restructuring Act, standard offer customers of the retail electric subsidiaries of NSTAR currently pay rates that are 15% lower, on an inflation-adjusted basis, than rates in effect prior to March 1, 1998, the retail access date. All distribution customers must pay a transition charge as a component of their rate.

From March 1, 1998, NSTAR Electric's accumulated cost to provide default and standard offer service was in excess of the revenues it was allowed to bill. As a result, NSTAR recorded a regulatory asset of approximately $242.7 million at December 31, 2000 that is reflected as a component of Current assets on the accompanying Condensed Consolidated Balance Sheets. As a result of new rates for standard offer and default service that became effective January 1, 2001, the regulatory asset has declined to $176.7 million as of June 30, 2001.

The retail electric subsidiaries of NSTAR must, on an annual basis, file a forecast reconciliation of their rates for the upcoming year along with any proposed adjustments of prior year revenues and costs for standard offer, default service, transmission and transition charges. The MDTE will approve rates for the coming year before the current year-end to allow the new rates to become effective the first of January. Later in the year, the estimates for the prior year are trued-up to the actual amounts for the year. The MDTE reviews these costs and approves the amounts subject to any required adjustments. Occasionally, an issue will be left to be resolved in a later filing. This was the case with the wholesale revenue credit issue for Boston Edison that was resolved in the June 1, 2001 order.

In November 2000, the retail electric subsidiaries of NSTAR made filings containing proposed rate adjustments for 2001, including a reconciliation of costs and revenues through 2000 (the filing was updated in April 2001 to include final costs for 2000). The MDTE has approved Tariffs effective January 1, 2001. The MDTE has not yet ruled on the reconciliation component of these filings. Management is unable to determine the outcome of the MDTE proceedings. However, based upon past procedures and on information currently available, management does not believe that it is probable that the final MDTE approval will have a material adverse impact on NSTAR's consolidated financial position, results of operations and cash flows in the near term.

In addition to the annual rate filings referenced above, retail electric subsidiaries of NSTAR also made separate filings with the MDTE concerning charges for a standard offer fuel adjustment and for default service. In December 2000, the MDTE approved an increase of 1.321 cents per kWh in each company's standard offer service rates for the first-half of 2001, and in June 2001, the MDTE approved an additional increase of 1.23 cents per kWh based on a fuel adjustment formula contained in its standard offer tariffs that reflects the prices of natural gas and oil. The MDTE has ruled that these fuel adjustments are excluded from the 15% rate reduction requirement under the Restructuring Act. The MDTE will re-examine these rates in January 2002.

In December 2000 and June 2001, the MDTE approved market-based default service rates for each company for the first and second six-month periods of 2001, respectively. Approximately one-third of NSTAR Electric's customers are currently on default service and, beginning in July 2001, these customers will automatically be provided with either a fixed or a variable price, depending on their rate class. These and future prices for default service are based upon market solicitations for power supply for default service consistent with provisions of the Restructuring Act and MDTE orders.

Long-Term Power Purchase Contracts

NSTAR Electric has existing long-term power purchase contracts. These long-term contracts are expected to supply approximately 90%-95% of its standard offer service obligations. NSTAR Electric has entered into six-month and shorter-term agreements to meet the remaining standard offer service obligation. In July 2001, NSTAR Electric issued a request for proposals for standard offer and wholesale service requirements commencing January 1, 2002 for a term of between six and thirty-eight months.

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

Results of Operations - Three Months Ended June 30, 2001 vs.
Three Months Ended June 30, 2000

Earnings per common share were as follows:
                            Three Months Ended June 30,

                               2001     2000   % Change

 Basic                        $0.68    $0.57     19.3%
 Diluted                      $0.68    $0.56     21.4%

Earnings were $36.2 million, or $0.68 per basic and diluted common share, for the second quarter of 2001 compared to $31.4 million, or $0.57 per basic and $0.56 per diluted common share in the same period of 2000. Factors that contributed to the $4.8 million improvement in earnings include an increase of 1.1% in retail electric sales, an increase of approximately $3.3 million (after-tax) in mitigation incentive revenue, a decline in operations and maintenance expenses of approximately $3.3 million and $4.5 million in other income related to shares received resulting from insurance companies' demutualization (as further discussed below). These factors were partially offset by a decline in firm gas and transportation sales of 10.6%, the absence in the current period of $4.5 million in interest income from a former wholesale customer related to the Pilgrim contract buyout and higher current period interest costs resulting from higher short-term debt primarily reflecting higher power supply costs.

Earnings per common share for the second quarter of 2001 reflect a lower level of common shares outstanding resulting from the repurchase of approximately 2.6 million shares during the second quarter of 2000. The results of operations for the three-month period ended June 30, 2001 are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the Unaudited Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased 16% during the second quarter of
2001 as follows:
  (in thousands)
  Retail electric revenues                      $ 109,968
  Wholesale electric revenues                         514
  Other revenues                                   (4,223)
  Gas revenues                                     (4,180)
    Increase in operating revenues              $ 102,079


Retail electric revenues were $594 million in the second quarter of 2001 compared to $484 million in the same period of 2000, an increase of $110 million, or 23%. The change in retail revenues includes a 1.1% increase in retail kilowatt-hour (kWh) sales, higher rates implemented in January 2001 for standard offer and default services ($114.3 million) and the recognition of incentive revenue entitlements for successfully lowering certain transition charges ($5.5 million). These increases in revenue were partially offset by a $2.8 million decline in transition revenues and the absence in the current quarter of $4.7 million in customer refunds made in the second quarter of 2000. The increase in NSTAR's retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income. The current quarter's 1.1% increase in retail kWh sales primarily reflects growth in the residential and commercial sectors of 1.4% and 2.6%, respectively. NSTAR Electric's sales to residential and commercial customers were approximately 29% and 60%, respectively, of its total retail sales mix for the current three-month period.

Wholesale electric revenues were $19.5 million in the second quarter of 2001 compared to $19 million in the same period of 2000, an increase of $0.5 million, or 3% due primarily to increased demand from a public transit authority.

Other revenues were $52.6 million in the second quarter of 2001 compared to $56.8 million in the same period of 2000, a decrease of $4.2 million, or 7%. This decrease primarily reflects lower non-utility revenues.

Gas revenues were $66.2 million in the second quarter of 2001 compared to $70.3 million in the same period of 2000, a decrease of $4.1 million, or 6%. The decrease in revenues is primarily attributable to the 10.6% decline in firm sales and transportation service, partially offset by the higher cost of gas supply. NSTAR Gas' firm and transportation sales to residential and combined commercial and industrial customers were each approximately 47% of total firm sales and transportation for the current quarter.

Operating expenses

Purchased power costs were $395.1 million in the second quarter of 2001 compared to $293.6 million in the same period of 2000, an increase of $101.5 million, or 35%. The increase in expense reflects higher purchased power requirements due to a 1.1% increase in retail and wholesale sales and higher purchased power costs that reflect the prices of natural gas and oil. NSTAR adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings. The cost of gas sold, representing NSTAR Gas' supply expense, was $39.3 million for the second quarter of 2001 compared to $39.5 million in the same period of 2000, a decrease of $0.2 million or 1% primarily due to a 10.6% decrease in firm gas and transportation sales. These expenses are also fully reconciled to the current level of revenues collected and therefore, have no impact on net income.

Operations and maintenance expense was $95 million in the second quarter of 2001 compared to $98.3 million in the same period of 2000, a decrease of $3.3 million, or 3%. This decrease reflects lower expenses primarily resulting from a decrease in employment benefits and from merger-related operating efficiencies.

Depreciation and amortization expense was $55 million in the second quarter of 2001 compared to $59.7 million in the same period of 2000, a decrease of $4.7 million, or 8%. The decrease reflects the buy-down of the Seabrook investment in November 2000 utilizing a portion of the proceeds from the sale of Canal Electric's generating units, partially offset by a slightly higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $18.7 million in the second quarter of 2001 compared to $17.6 million in the same period of 2000, an increase of $1.1 million, or 6% primarily due to increased spending levels for programs. These costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $22.5 million in the second quarter of 2001 compared to $20.9 million in the same period of 2000, an increase of $1.6 million, or 8%. The increase was due to the fact that during 2000, Boston Edison was reimbursed for the majority of its payments, in lieu of property taxes, to the Town of Plymouth by Entergy. Entergy purchased the Pilgrim Station in 1999.

Income taxes from operations were $25 million in the second quarter of 2001 compared to $23.6 million in the same period of 2000, an increase of $1.4 million, or 6%, reflecting higher pre-tax operating income.

Other income

Other income was $3.7 million in the second quarter of 2001 compared to $3.4 million in the same period of 2000, a net increase of $0.3 million. The current period primarily reflects $4.5 million of income associated with the receipt of common stock in connection with the demutualization of two insurance companies and interest income supporting a construction financing loan on the Summit office complex. In the second quarter of 2000, Boston Edison recognized $4.5 million of interest income from a former wholesale contract customer associated with the Pilgrim contract buyout.

Interest charges

Interest on long-term debt and transition property securitization certificates was $40 million in the second quarter of 2001 compared to $39.3 million in the same period of 2000, an increase of $0.7 million, or 2%. The increase primarily reflects issuance of $200 million of 8% NSTAR bonds in October 2000, offset by the retirement of several long-term debt issues during the second half of 2000 by Boston Edison. The current period also reflects a reduction of securitization certificates interest of $1 million due to the partial retirement of this debt. Other interest expense decreased $0.6 million, or 6%, due to lower rates, offset by higher bank borrowings.

Results of Operations - Six Months Ended June 30, 2001 vs. Six
Months Ended June 30, 2000

Earnings (loss) per common share were as follows:

                                    Six Months Ended June 30,
                                      2001     2000   % Change

 Basic
 Before one-time RCN charge          $1.44    $1.19       21.0
 After one-time RCN charge          $(1.84)   $1.19     (254.6)

 Diluted
 Before one-time RCN charge          $1.44    $1.18       22.0
 After one-time RCN charge          $(1.83)   $1.18     (255.1)

Earnings before the one-time RCN charge were $76.4 million, or $1.44 per basic and diluted common share, for the first half of 2001 before a one-time, non-cash, after-tax charge of $173.9 million, or $3.28 per basic share, related to NSTAR's total investment in RCN Corporation (RCN). Factors that contributed to the $9.4 million, or 14%, improvement in earnings before the one-time charge include an increase in retail electric sales of 1.1%, an increase in firm gas and transportation sales of 1.9%, lower operations and maintenance expenses, a decrease of approximately
3.4 million common shares outstanding and a one-time gain ($2.9 million after-tax or approximately $0.05 per share) associated with the receipt of equity securities issued in conjunction with the demutualization of two mutual insurance companies who provide coverage to NSTAR subsidiaries. These factors were offset somewhat by higher interest costs that reflect the issuance of approximately $500 million in long-term debt during 2000 and a higher level of short-term debt.

As previously disclosed and further discussed in this report, NSTAR is in the process of converting its joint venture investment in RCN into shares of RCN common stock. NSTAR's investment in RCN includes 4.1 million common shares that it currently holds and 7.5 million common shares that it expects to receive for its remaining interest in the joint venture. Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares has decreased significantly over the past several months. As a result, NSTAR recognized an impairment of its investment in RCN. NSTAR determined that this decline in market value is "other-than-temporary" as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Including the impact of this adjustment, which resulted in a one-time, non-cash, after-tax charge of $173.9 million, NSTAR reported a loss of $97.5 million, or $1.84 per basic share and $1.83 per diluted share, for the six months ended June 30, 2001, compared to earnings of $67 million, or $1.19 per basic share and $1.18 per diluted share, for the same period in 2000.

Earnings per common share for the first-half of 2001 reflect a lower level of common shares outstanding resulting from the repurchase of 3.4 million shares during 2000 that had a positive impact of approximately nine cents per share. The results of operations for the six-months ended June 30, 2001 are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the Unaudited Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased 24% during the first half of 2001 as follows:
  (in thousands)
  Retail electric revenues                       $ 218,461
  Wholesale electric revenues                        5,862
  Other revenues                                    14,461
  Gas revenues                                      69,599
    Increase in operating revenues               $ 308,383

Retail electric revenues were $1,178.6 million in the first half of 2001 compared to $960.1 million in the same period of 2000, an increase of $218.5 million, or 23%. The change in retail revenues includes higher rates implemented in January 2001 for standard offer ($91.5 million) and default services ($122 million), a 1.1% increase in retail kilowatt-hour (kWh) sales, the absence in the current period of a $31 million fuel charge refund to customers in the same period last year and the recognition in the current period, of incentive revenue entitlements for successfully lowering certain transition charges ($11 million). These increases in revenue were partially offset by an $18.4 million decline in transition revenues due to a decline in rates charged to customers. The increase in NSTAR's retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income. The 1.1% increase in year-to-date retail kWh sales primarily reflects growth in the residential and commercial sectors of 2.5% and 1.9%, respectively. NSTAR Electric's sales to retail residential and commercial customers were approximately 31% and 58%, respectively, of its total retail sales mix for the current six-month period.

Wholesale electric revenues were $45.2 million in the first half of 2001 compared to $39.4 million in the same period of 2000, an increase of $5.8 million, or 15%. This increase in wholesale revenues primarily reflects increased demand from a public transit authority.

Other revenues were $109.9 million in the first half of 2001 compared to $95.4 million in the same period of 2000, an increase of $14.5 million, or 15%. This increase primarily reflects higher steam operations revenues as a result of an increase in fuel costs.

Gas revenues were $263.4 million in the first half of 2001 compared to $193.8 million in the same period of 2000 an increase of $69.6 million, or 36%. The increase in revenues is primarily attributable to a 1.7% increase in firm sales and transportation service reflecting a 2.6% increase in heating degree days combined with a significant increase in the cost of gas from suppliers. NSTAR's sales to firm residential and combined commercial and industrial customers were approximately 51% and 43%, respectively, of its total firm sales and transportation for the current six-month period.

Operating expenses

Purchased power costs were $793.3 million in the first half of 2001 compared to $570.3 million in the same period of 2000, an increase of $223 million, or 39%. The increase in expense reflects higher purchased power requirements due to a 1.1% increase in retail sales, an increase in wholesale sales, and higher purchased power costs that reflect the higher prices of natural gas and oil. NSTAR adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings. The cost of gas sold, representing NSTAR Gas' supply expense, was $171.8 million for the first half of 2001 compared to $103.7 million in the same period of 2000, an increase of $68.1 million or 66% due to a 1.9% increase in firm gas sales and transportation coupled with substantially higher costs from gas suppliers. These expenses are also fully reconciled to the current level of revenues collected.

Operations and maintenance expense was $203.3 million in the first half of 2001 compared to $208.8 million in the same period of 2000, a decrease of $5.5 million, or 3%. This decrease reflects lower payroll and employee benefit expenses primarily resulting from lower staffing levels and merger-related operating efficiencies.

Depreciation and amortization expense was $114.1 million in the first half of 2001 compared to $118 million in the same period of 2000, a decrease of $3.9 million, or 3%. The decline reflects the buy-down of the Seabrook investment in November 2000 utilizing a portion of the proceeds from the sale of Canal Electric's generating units, partially offset by a slightly higher level of depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $38.3 million in the first half of 2001 compared to $35.7 million in the same period of 2000, an increase of $2.6 million, or 7% primarily due to increased spending levels for programs. These costs are collected from customers on a fully reconciling basis. Therefore, the increase has no impact on earnings.

Property and other taxes were $49.6 million in the first half of 2001 compared to $46.7 million in the same period of 2000, an increase of $2.9 million, or 6%. The increase was due to the fact that during 2000, Boston Edison was reimbursed for the majority of its payments, in lieu of property taxes, to the Town of Plymouth by Entergy. Entergy purchased the Pilgrim Station in 1999. This increase was partially offset by lower property taxes paid to the City of Boston of $1.1 million.

Income taxes from operations were $55.7 million in the first half of 2001 compared to $49.1 million in the same period of 2000, an increase of $6.6 million, or 13%, reflecting higher pre-tax operating income.

Other income (deductions)

Other deductions were $170.9 million in the first half of 2001 compared to income of $6 million in the same period of 2000, a net decrease in income of $176.9 million directly attributable to the aforementioned one-time, non-cash, after-tax charge related to the carrying value of the RCN investment that is discussed more fully below. The current year includes $4.5 million of income associated with the receipt of common stock in connection with the demutualization of two insurance companies, offset by a decline in joint venture income from a subsidiary minority interest. In addition, in the second quarter of 2000, Boston Edison recognized $4.5 million of interest income from a former wholesale contract customer associated with the Pilgrim contract buyout.

Interest charges

Interest on long-term debt and transition property securitization certificates was $80.5 million in the first half of 2001 compared to $75.9 million in the same period of 2000, an increase of $4.6 million, or 6%. The increase reflects the issuance of $300 million and $200 million of 8% NSTAR bonds in February and October of 2000, respectively, offset somewhat by the retirement of $199 million in Boston Edison debt throughout 2000. The current period reflects a reduction of securitization certificates interest of $2.2 million due to the partial retirement of this debt. Other interest expense decreased $2.3 million, or 12.6%, due to lower interest rates, higher levels of interest income related to regulatory deferrals, offset by higher short-term borrowing from banks. The increase in borrowing is primarily the result of working capital requirements.

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

On April 6, 2000, NSTAR Com issued its third and final notice to exchange substantially all of its remaining interest in the joint venture into common shares of RCN. Effective with the third notice, NSTAR Com's profit and loss sharing ratio was reduced to zero and therefore NSTAR Com no longer recognized any results of operations from its interest in the joint venture. During the period January 1, 2000 through April 6, 2000, NSTAR Com recognized $5.6 million in equity losses from the joint venture and has not recorded any further joint venture losses since that date.

On October 18, 2000, NSTAR Com and RCN signed an agreement in principle to amend the Joint Venture Agreement. Among other items, this proposal settled the number of shares to be received for the third conversion of NSTAR Com's remaining equity investment at 7.5 million shares. Management anticipates having a final amended Joint Venture Agreement in place in 2001.

As previously disclosed, management continues to evaluate the carrying value of its entire investment in RCN. Consistent with the performance of the telecommunication sector as a whole, the market value of RCN's common shares has decreased significantly over the past several quarters. Management has determined that this decline in market value is "other-then-temporary" in accordance with the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

In addition, during the first quarter of 2001, the status of the amendment to the Joint Venture Agreement with RCN regarding the
7.5 million shares, lead management to determine that its investment in the joint venture was also impaired based on future market expectations for RCN common shares related to this investment.

Therefore, NSTAR Com, recognized an impairment of its entire investment in RCN in the first quarter of 2001. This write-down resulted in a one-time, non-cash, after-tax charge of $173.9 million that is reported on the accompanying Condensed
Consolidated Statements of Income as "Write-down of RCN
Investment, net."

The RCN shares received, as well as the remaining interest in the joint venture related to the pending 7.5 million shares, are included in Other investments on the accompanying Condensed Consolidated Balance Sheets at their estimated fair value of approximately $50.6 million at June 30, 2001. The fair value of the shares currently held may increase or decrease, at any time, as a result of changes in the market value of RCN common shares. The unrealized gain or loss associated with shares currently held will fluctuate due to the changes in fair value of these shares during each period and is reflected, net of associated income taxes, as Comprehensive (loss) income on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of June 30, 2001 and December 31, 2000 is reflected as Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets. Management will continue to evaluate the carrying value of its investment in RCN.

At June 30, 2001 and December 31, 2000, NSTAR Com had $4.5 million and $47.9 million, respectively, in accounts receivable due from RCN.

Other Investments

In the second quarter of 2001, NSTAR completed its determination of the accounting for equity securities it previously received in connection with the demutualization of John Hancock Mutual Life Insurance Company and Metropolitan Life Insurance Company. NSTAR and its subsidiaries, as policyholders, received an appropriate distribution of common stock of each company. As a result, NSTAR recognized $4.5 million of other income on these transactions.

These securities are currently available for sale and are included in Other investments on the accompanying Condensed Consolidated Balance Sheets. The value of these common shares was adjusted to reflect market values as of June 30, 2001. The unrealized gain or loss associated with these shares will fluctuate due to changes in current market values and is reflected net of applicable income taxes and is included as a component of Comprehensive income (loss) on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of June 30, 2001 is reflected as Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets.

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

NSTAR has a $450 million revolving credit agreement with a group of banks effective through November 2002. At June 30, 2001 and December 31, 2000, there were no amounts outstanding under this revolving credit agreement. Also, NSTAR has a $450 million commercial paper program. At June 30, 2001 and December 31, 2000, NSTAR had $227 million and $252 million outstanding, respectively, under its commercial paper program.

On June 15, 2001, Boston Edison notified the holders of its 9 3/8% Series Debentures, due August 15, 2021, that the entire principal amount of these notes (approximately $24.3 million) has been called for redemption on August 15, 2001. The retirement of this series is expected to be paid with internally-generated funds.

Boston Edison has approval from the FERC to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks effective through December 2001. As of June 30, 2001 and December 31,
2000, there were no amounts outstanding under this revolving credit agreement. In addition, Boston Edison also has a $100 million line of credit. Both of these arrangements serve as back-up to Boston Edison's $300 million commercial paper program that, as of June 30, 2001 and December 31, 2000, had outstanding $278 million and $97 million, respectively. Separately, Boston
Edison, effective July 20, 2001, has an additional $50 million line of credit.

Boston Edison has approval from the MDTE to issue from time to time up to $500 million of debt securities through 2002.
Proceeds from such issuances covered under this approved financing will be used for repayment or refinancing of certain outstanding equity securities, long-term indebtedness, and for other corporate purposes. On February 20, 2001, Boston Edison filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC), using a shelf registration process, to issue up to $500 million in debt securities. The SEC declared the registration statement effective on February 28, 2001. When issued, Boston Edison will use the proceeds to pay at maturity long-term debt and equity securities, refinance short-term debt and for other corporate purposes.

In addition, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $195 million available under several lines of credit. Approximately $106.8 million and $120 million was outstanding under these lines of credit as of June 30, 2001 and December 31, 2000, respectively.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This Statement, which is effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for acquired goodwill and other intangible assets. It prohibits entities from continuing amortization of these assets. Instead, goodwill and other intangible assets will be subject to review for impairment. Management is currently assessing the impact of SFAS 142 in light of its regulatory and accounting requirements. Therefore, NSTAR is unable to reasonably estimate the impact of the adoption of this statement.

As of January 1, 2001, NSTAR adopted the FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statements of Financial Accounting Standards No. 137 and 138, and collectively referred to as SFAS
133. SFAS 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value.

The impact of the adoption of SFAS 133 has been assessed by the management of NSTAR. As part of this assessment, NSTAR formed an implementation team in 2000 consisting of key individuals from various operational and financial areas of the organization. The primary role of this team was to inventory and determine the impact of potential contractual arrangements for SFAS 133 application. The implementation team has performed extensive reviews of critical operating areas of NSTAR and has documented its procedures in applying the requirements of SFAS 133 to NSTAR's contractual arrangements in effect on January 1, 2001. Based on NSTAR's assessment to date, the adoption of SFAS 133 has not had a material adverse effect on its results of operations, cash flows, or financial position.

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

None

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

b) Form 8-K was filed on April 27, 2001 that reported on NSTAR's recognition of an impairment of its entire investment in RCN
     Corporation.


                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NSTAR
                                             (Registrant)



Date: August 14, 2001                 /s/ ROBERT J. WEAFER, JR.
                                      Robert J. Weafer, Jr.
                                      Vice President, Controller
                                      and Chief Accounting
                                      Officer
