Form 10-Q
period 2001-09-30
NSTAR/MA
filed 2001-11-15
CIK 1035675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 2001


                               or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
              Class              Outstanding at November 1, 2001
   Common Shares, $1 par value           53,032,546 shares

Part I - Financial Information
Item 1.  Financial Statements

                              NSTAR
           Condensed Consolidated Statements of Income
                           (Unaudited)
            (in thousands, except per share amounts)

                                 Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                   2001        2000        2001         2000
Operating revenues             $890,748    $709,519  $2,487,843   $1,998,231

Operating expenses:
  Purchased power and cost of
    gas sold                    524,460     333,885   1,489,595    1,007,898
  Operations and maintenance    102,694      96,464     306,020      305,280
  Depreciation and amortization  60,470      67,865     174,590      185,832
  Demand side management and
    renewable energy programs    19,824      23,286      58,156       59,014
  Property and other taxes       22,485      20,123      72,061       66,868
  Income taxes                   45,832      41,032     101,493       90,119
    Total operating expenses    775,765     582,655   2,201,915    1,715,011

Operating income                114,983     126,864     285,928      283,220

Other income (deductions):
  Write-down of RCN investment, net   -           -    (173,944)           -
  Other income, net              (2,005)       (340)      1,041        5,624
                                 (2,005)       (340)   (172,903)       5,624
Operating and other income      112,978     126,524     113,025      288,844

Interest charges:
  Long term debt                 29,548      27,297      88,772       79,817
  Transition property
    securitization certificates  10,337      11,223      31,566       34,625
  Other                           5,707      22,520      21,694       40,821
  Allowance for borrowed funds used
    during construction          (1,250)       (802)     (3,097)      (2,732)
      Total interest charges     44,342      60,238     138,935      152,531

Net income (loss)                68,636      66,286     (25,910)     136,313
Preferred stock dividends of
  subsidiary                      1,490       1,490       4,470        4,470

Earnings (loss) available for
  common shareholders          $ 67,146    $ 64,796    $(30,380)  $  131,843
                               ========    ========    =========  ==========

Weighted average common shares
outstanding:
    Basic                        53,033      53,690      53,033       55,510
                                 ======      ======      ======       ======
    Diluted                      53,270      53,850      53,205       55,677
                                 ======      ======      ======       ======
Earnings (loss) per common
share:
    Basic                         $1.27       $1.21     $(0.57)        $2.38
                                  =====       =====      ======        =====
    Diluted                       $1.26       $1.20     $(0.57)        $2.37
                                  =====       =====      ======        =====
Dividends declared per common    $0.515       $0.50      $1.545        $1.50
  share                          ======       =====      ======        =====
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
Condensed Consolidated Statements of Comprehensive Income (Loss)
                           (Unaudited)
                         (in thousands)

                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                    2001        2000        2001      2000
Net income (loss)                 $68,636   $ 66,286    $(25,910)  $136,313
Other comprehensive income,net:
  Changes in unrealized gain
    (loss) on investments          (6,185)   (11,147)     35,308    (56,382)
Comprehensive income              $62,451   $ 55,139    $  9,398   $ 79,931
                                  =======   ========    ========   ========



The accompanying notes are an integral part of the condensed consolidated financial statements.


                              NSTAR
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)

                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                    2001       2000       2001      2000
Balance at the beginning of
  the period                    $294,818    $395,086   $447,087  $389,989
Add (Deduct):
  Net income (loss)               68,636      66,286    (25,910)  136,313
    Subtotal                     363,454     461,372    421,177   526,302
Deduct:
Dividends declared:
  Common shares                   27,312      26,516     81,935    82,003
  Preferred stock                  1,490       1,490      4,470     4,470
    Subtotal                      28,006      86,405     86,473    28,802
Provision for preferred stock
  redemption and issuance costs       60          60        180       180
Common share repurchase program        -       2,507          -     8,850
Balance at the end of the       $334,592    $430,799   $334,592  $430,799
period                          ========    ========   ========  ========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)
                                             September 30,    December 31,
                                                      2001            2000
Assets
Utility plant in service, at original cost      $3,804,925      $3,724,754
  Less: accumulated depreciation                 1,300,197       1,249,685
                                                 2,504,728       2,475,069
Construction work in progress                       74,778          48,524
  Net utility plant                              2,579,506       2,523,593

Non-utility property, net                          110,290         105,827

Goodwill                                           466,689         475,877
Equity investments                                  24,320          25,791
Other investments                                   69,457         170,829

Current assets:
  Cash and cash equivalents                         23,902          21,873
  Restricted cash                                   23,817          22,152
  Accounts receivable, net                         616,402         454,499
  Regulatory assets                                125,988         242,663
  Accrued unbilled revenues                         58,446         101,732
  Fuel, materials and supplies, at average cost     48,751          44,659
  Other                                             35,323          32,447
    Total current assets                           932,629         920,025

Deferred debits:
  Regulatory assets                                982,797       1,029,341
  Prepaid pension expense                          179,757         149,890
  Other                                            124,461         146,542

  Total assets                                  $5,469,906      $5,547,715
                                                ==========      ==========






The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)

                                             September 30,    December 31,
                                                     2001             2000
Capitalization and Liabilities
Common equity:
  Common shares, par value $1 per share
    (53,032,546 shares issued and  outstanding) $   53,033      $   53,033
  Premium on common shares                         877,066         876,749
  Retained earnings                                334,592         446,587
    Total common equity                          1,264,691       1,376,369

Accumulated other comprehensive income (loss)        1,164         (34,144)

Cumulative nonmandatory redeemable
  Preferred stock                                   43,000          43,000

Long-term debt                                   1,380,775       1,440,431
Transition property securitization                 513,904         584,130
certificates
    Total long-term debt                         1,894,679       2,024,561

    Total capitalization                         3,203,534       3,409,786

Current liabilities:
  Long-term debt and preferred stock
    due within one year                             91,271          58,695
  Transition property securitization
    certificates due within one year                59,041          36,443
  Notes payable                                    644,147         468,347
  Accounts payable                                 178,108         275,778
  Deferred taxes                                    67,402         128,788
  Accrued interest                                  15,220          44,220
  Dividends payable                                 28,305          28,305
  Other                                            354,983         301,873
    Total current liabilities                    1,438,477       1,342,449

Deferred credits:
  Accumulated deferred income taxes                570,767         537,756
  Accumulated deferred investment tax credits       38,476          39,960
  Other                                            218,652         217,764
    Total deferred credits                         827,895         795,480

Commitments and contingencies

    Total capitalization and liabilities        $5,469,906      $5,547,715
                                               ===========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                              NSTAR
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)


                                                        Nine Months Ended
                                                           September 30,
                                                        2001           2000
Operating activities:
  Net (loss) income                                 $(25,910)     $ 136,313
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                    174,590        185,832
    Deferred income taxes and investment tax credits (50,457)        45,317
    Loss on write-down of RCN investment             168,376              -
    Allowance for borrowed funds used during
       construction                                   (3,097)        (2,732)
  Net changes in working capital                     (87,249)      (142,110)
  Other, net                                         (40,876)      (163,959)
Net cash provided by operating activities            135,377         58,661

Investing activities:
  Plant expenditures (excluding AFUDC)              (149,506)      (121,340)
  Other investments                                    1,471        (59,393)

Net cash used in investing activities               (148,035)      (180,733)
Financing activities:
  Common share repurchases                                 -       (212,039)
  Long-term debt redemptions                         (27,080)      (201,886)
  Transition property securitization
    certificates redemptions                         (47,628)       (82,149)
  Long-term debt issue                                     -        500,000
  Net change in notes payable                        175,800         57,552
  Dividends paid                                     (86,405)       (84,468)
Net cash provided by (used in) financing activities   14,687        (22,990)


Net increase (decrease) in cash and cash equivalents   2,029       (145,062)
Cash and cash equivalents at beginning of year        21,873        168,599

Cash and cash equivalents at end of period         $  23,902      $  23,537
                                                   =========      =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest, net of amounts capitalized             $ 145,897      $ 127,988
                                                   =========      =========

  Income taxes                                     $ 141,907      $  20,835
                                                   =========      =========

Supplemental disclosure of investing activity:
Investment in common shares                        $   4,537      $       -
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

A)  About NSTAR

NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal Electric). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility operations include telecommunications - NSTAR Communications, Inc. (NSTAR Com), district heating and cooling operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation) and a liquefied natural gas service (Hopkinton LNG Corp.).

B)  Basis of Presentation

The financial information presented as of September 30, 2001 and for the periods ended September 30, 2001 and 2000 have been prepared from NSTAR's books and records without audit by independent accountants. Financial information as of December 31, 2000 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by generally accepted accounting principles
(GAAP). In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the periods ended September 30, 2001 and 2000 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather conditions. Higher usage levels during the summer period, combined with Boston Edison's higher summer period seasonal rates, have had a significant impact on the results of operations for this period. In general, during periods of high demand, the impact on revenues and expenses can be significant when combined with higher seasonal demand rates. Gas sales and revenues are typically higher in the winter months than during other periods of the year.

NSTAR Electric experienced a new single hour peak load on August
9, 2001 of 4,527 megawatts (MW) that exceeded the prior peak load of 4,174 MW by 8.5% experienced in 1999.

C)  Employee Relations

A collective bargaining unit contract representing approximately 300 NSTAR Gas employees expires March 31, 2002. NSTAR management is currently involved in discussions with Local 12004, United Steelworkers of America, AFL-CIO regarding a new contract. Management believes it has satisfactory employee relations with a significant majority of its employees.

D)  Goodwill

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This statement, which is effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for acquired goodwill and other intangible assets. NSTAR will adopt SFAS 142 in the first quarter of 2002. SFAS 142 states that goodwill shall not be amortized and shall be tested for impairment on an annual basis. Management is currently assessing the impact of SFAS 142 in light of its existing regulatory rate plan and requirements of SFAS 142. Therefore, NSTAR is unable to reasonably estimate the impact of the adoption of this statement.

E)  RCN Joint Venture and Investment Conversion

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

On April 6, 2000, NSTAR Com issued its third and final notice to exchange substantially all of its remaining interest in the joint venture into common shares of RCN. Effective with the third notice, NSTAR Com's profit and loss sharing ratio was reduced to zero. Therefore, NSTAR Com no longer recognized any results of operations of the joint venture. During the period January 1, 2000 through April 6, 2000, NSTAR Com recognized $5.6 million in equity losses from the joint venture and has not recorded any further joint venture losses since that date.

On October 18, 2000, NSTAR Com and RCN signed an agreement in principle to amend the Joint Venture Agreement. Among other items, this proposal settled the number of shares to be received for the third conversion of NSTAR Com's remaining equity investment at 7.5 million shares. Management anticipates having a final amended Joint Venture Agreement in place by the end of 2001.

As previously disclosed, management continues to evaluate the carrying value of its entire investment in RCN. Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares has decreased significantly over the past several quarters. Management determined that this decline in market value is "other-then-temporary" in accordance with the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

In addition, during the first quarter of 2001, the status of the amendment to the Joint Venture Agreement with RCN regarding the
7.5 million shares, led management to determine that its investment in the joint venture was also impaired based on future market expectations for RCN common shares related to this investment.

Therefore, NSTAR Com, recognized an impairment of its entire investment in RCN in the first quarter of 2001. This write-down resulted in an one-time, non-cash, after-tax charge of $173.9 million that is reported on the accompanying Condensed
Consolidated Statements of Income as "Write-down of RCN
Investment, net."

The RCN shares received, as well as the remaining interest in the joint venture related to the pending 7.5 million shares, are included in Other investments on the accompanying Condensed Consolidated Balance Sheets at their estimated fair value of approximately $41.2 million at September 30, 2001. The fair value of the shares currently held may increase or decrease, at any time, as a result of changes in the market value of RCN common shares. The unrealized gain or loss associated with shares currently held will fluctuate due to the changes in fair value of these shares during each period and is reflected, net of associated income taxes, as a component of Other comprehensive income, net on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of September 30, 2001 reflect the change since the write-down of these shares as a component of Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets. Management will continue to evaluate the carrying value of its investment in RCN.

At September 30, 2001 and December 31, 2000, NSTAR Com had $5.1 million and $47.9 million, respectively, in accounts receivable due from the joint venture. This is primarily the result of construction performed on behalf of the joint venture.

F)  Other Investments

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

These securities are currently available for sale and are included in Other investments on the accompanying Condensed Consolidated Balance Sheets. The value of these common shares was adjusted to reflect market values as of September 30, 2001. The unrealized gain or loss associated with these shares will fluctuate due to changes in current market values and is reflected, net of associated income taxes, as a component of Other comprehensive income, net on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of September 30, 2001 is reflected as a component of Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets.

G)  Income Taxes

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2001 and the actual effective income tax rate for the year ended
December 31, 2000:

                                                   2001        2000
Statutory tax rate                                 35.0%       35.0%
State income tax, net of federal
  income tax benefit                                5.6         5.1
Investment tax credits                             (1.3)       (0.6)
Other                                               2.3         2.1
  Effective tax rate before write-down of RCN      41.6        41.6
Write-down of RCN investment (federal and  state)  53.5          -
Effective tax rate                                 95.1%       41.6%
                                                   =====       =====

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

H)  Earnings Per Common Share

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

(in thousands, except per share amounts)

                            Three Months Ended      Nine Months Ended
                                September 30,         September 30,
                                 2001       2000       2001       2000
Before one-time RCN charge:
  Earnings available for common
     shareholders            $  67,146  $  64,796 $ 143,564   $ 131,843
  Basic EPS                      $1.27      $1.21     $2.71       $2.38
  Diluted EPS                    $1.26      $1.20     $2.70       $2.37
After one-time RCN charge:
  Earnings (loss) available
    for common shareholders  $  67,146  $  64,796 $ (30,380)  $ 131,843
  Basic EPS                      $1.27      $1.21    $(0.57)      $2.38
  Diluted EPS                    $1.26      $1.20    $(0.57)      $2.37
Weighted average common shares
   outstanding for basic EPS    53,033     53,690    53,033      55,510
Effect of diluted shares:
Weighted average dilutive
  potential common shares          237        160       172         167
Weighted average common shares
  outstanding for diluted EPS   53,270     53,850    53,205      55,677

I)  Contingencies

1. Environmental Matters

NSTAR's subsidiaries are involved in approximately 25 state-regulated properties where oil or other hazardous materials were previously spilled or released. The companies are required to clean up these properties in accordance with specific state regulations. There are uncertainties associated with these costs due to the complexities of cleanup technology, regulatory requirements and the particular characteristics of the different sites. NSTAR subsidiaries also face possible liability as a potentially responsible party (PRP) in the cleanup of seven multi-party hazardous waste sites in Massachusetts and other states where it is alleged to have generated, transported or disposed of hazardous waste at the sites. NSTAR generally expects to have only a small percentage of the total potential liability for these sites. Approximately $5.9 million and $7 million are included as liabilities in the accompanying Condensed
Consolidated Balance Sheets at September 30, 2001 and December
31, 2000, respectively, related to the non-recoverable portion of these cleanup liabilities. Management is unable to fully determine a range of reasonably possible cleanup costs in excess of the accrued amount. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position. However, it is reasonably possible that additional provisions for cleanup costs that may result from a change in estimates could have a material impact on the results of operations for a reporting period in the near term.

NSTAR Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action. The MDTE has approved recovery of costs associated with MGP sites. As of September 30, 2001, NSTAR Gas has recorded a liability of $7.2 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a PRP.

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

The MDTE order approving the rate plan associated with the merger of BEC and COM/Energy was appealed by certain parties to the Massachusetts Supreme Judicial Court. The appeals of the Massachusetts Attorney General and a separate group that consists of The Energy Consortium, Harvard University and Associated Industries of Massachusetts remain pending. In October 2001, the MDTE certified the record of the case to the court; however, there has to date been no briefing, hearing or other action taken with respect to this proceeding. If an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and the results of operations for a reporting period.

3. Regulatory Proceedings

On June 1, 2001, the MDTE issued its final orders on the reconciliation of ComElectric and Cambridge Electric's transition, standard offer service, default service and transmission costs and revenues for 1999.

In a Boston Edison 1999 reconciliation filing with the MDTE, the Massachusetts Attorney General contested cost allocations related to Boston Edison's wholesale customers since 1998. On June 1, 2001, the MDTE approved Boston Edison's revenue-credit approach for wholesale sales to be consistent with Boston Edison's restructuring settlement. The reconciliation of wholesale revenues and costs, along with other reconciliation issues are addressed in Boston Edison's outstanding filing covering the reconciliation of costs through December 31, 2000. On October 19, 2001, Boston Edison and the Massachusetts Attorney General filed a proposed Settlement Agreement with the MDTE resolving all outstanding issues in this filing. This settlement agreement did not have a material effect on NSTAR's consolidated financial position or results of operations.

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

On June 13, 2001, the MDTE approved a settlement agreement between Cambridge Electric and the Massachusetts Institute of Technology (MIT) involving a dispute over the customer transition charge (CTC) assessed by Cambridge Electric to MIT. Under the settlement, Cambridge Electric has refunded approximately $1.7 million to MIT and MIT has withdrawn (i) its appeal at the Massachusetts Supreme Judicial Court of the MDTE's rate order associated with the merger of BEC Energy and COM/Energy and (ii) its separate rate complaint at the MDTE involving the CTC.

On October 29, 2001, NSTAR Electric and NSTAR Gas filed with the MDTE a proposed service quality plan, which replaced the plan that had previously been filed as a part of the NSTAR merger rate plan and which implemented guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plan would establish performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and would be subject to penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. On the same date, NSTAR Electric and NSTAR Gas also filed with the MDTE a report concerning their performance on the identified service quality measures for the two twelve month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines whereby penalties were calculated relating primarily to Boston Edison electric system reliability performance for the summer of 2001 totaling approximately $3.9 million. NSTAR disputes the legal applicability of penalties for these performance periods; however proposed in settlement of this matter to provide credits to Boston Edison customers totaling $3.9 million, offset in part by other payments to Boston Edison customers, which have totaled approximately $1.1 million to date, relating to summer 2001 electric service outages.

Also on October 29, 2001, NSTAR Electric filed with the MDTE a comprehensive report regarding electric system performance issues experienced during the summer of 2001. The filing included detailed analyses of factors affecting performance, as well as, the companies' plans to address issues identified. The MDTE has also requested similar filings from other Massachusetts electric distribution companies and has stated that they intend to hold public hearings and adjudicatory hearings concerning each such filing. NSTAR is unable to estimate its ultimate liability for future costs as a result of such proceeding. However, in view of NSTAR's current assessment of its electric distribution system performance responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on NSTAR's consolidated financial position or results of operations for a reporting period.

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

J)  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in over 100 cities and towns in Massachusetts. NSTAR subsidiaries also supply electricity at wholesale to municipalities. The non-utility operating segments engage in business activities that include telecommunications, district heating and cooling operations, and a liquefied natural gas service.

Financial data for the operating segments are as follows:
(in thousands)                Utility Operations         Non-utility   Consolidated
                              Electric         Gas        Operations      Total
Three months ended -

September 30, 2001
Operating revenues            $   822,475    $ 41,014    $  27,259      $  890,748
Segment net income (loss)     $    81,122    $ (4,908)   $  (7,578)     $   68,636
September 30, 2000
Operating revenues            $   608,391    $ 47,641    $  53,487      $  709,519
Segment net income (loss)     $    79,447    $ (4,144)   $  (9,017)     $   66,286

Nine months ended -

September 30, 2001
Operating revenues            $ 2,099,292    $303,822    $  84,729      $2,487,843
Segment net income (loss)     $   151,113    $ 10,505    $(187,528)     $  (25,910)
September 30, 2000
Operating revenues            $ 1,666,384    $242,050    $  89,797      $1,998,231
Segment net income (loss)     $   135,956    $ 13,900    $ (13,543)     $  136,313

Total assets
September 30, 2001            $ 4,615,914    $497,478    $ 356,514      $5,469,906
December 31, 2000             $ 4,529,014    $534,430    $ 484,271      $5,547,715

Item 2.  Management's Discussion and Analysis

NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts including more than one million electric customers in 81 communities and 244,000 gas customers in 51 communities. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal Electric). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility operations include telecommunications - NSTAR Communications, Inc. (NSTAR Com), district heating and cooling operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation) and a liquefied natural gas service (Hopkinton LNG Corp.).

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

The results of operations for the periods ended September 30, 2001 and 2000 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather conditions. Higher usage levels during the summer period, combined with Boston Edison's higher summer period seasonal rates, have had a significant impact on the results of operations for this period. In general, during periods of high demand, the impact on revenues and expenses can be significant when combined with higher seasonal demand rates. Gas sales and revenues are typically higher in the winter months than during other periods of the year.

NSTAR Electric experienced a new single hour peak load on August
9, 2001 of 4,527 megawatts (MW) that exceeded the prior peak load of 4,174 MW by 8.5% experienced in 1999.

Generating Assets Divestiture

On October 26, 2000, the MDTE approved the filing made by Cambridge Electric and ComElectric (together, "the Companies") for the partial buydown of their contract with Canal Electric for power from the Seabrook nuclear generating facility (Seabrook Contract). The buydown transaction was effected by means of an amendment to the Seabrook Contract. In November 2000, a total of $141.6 million of funds held by an affiliate, Energy Investment Services, Inc. (EIS), was transferred to ComElectric and Cambridge Electric. EIS was established as the vehicle to invest the net proceeds from the sale of the Companies' generation assets. The Companies, in turn, reduced their respective future costs to be recovered from customers. The Federal Energy Regulatory Commission and the MDTE approved Canal's request to amend the Seabrook Contract on March 6, 2001 and May 16, 2001, respectively, to reflect the buydown effective November 1, 2000. Canal, along with other joint-owners of Seabrook, will begin to actively market the sale of Seabrook to other potential buyers.

Retail Electric Rates

On June 13, 2001, the MDTE approved a settlement agreement between Cambridge Electric and the Massachusetts Institute of Technology (MIT) involving a dispute over the customer transition charge (CTC) assessed by Cambridge Electric to MIT. Under the settlement, Cambridge Electric has refunded approximately $1.7 million to MIT and MIT has withdrawn (i) its appeal at the Massachusetts Supreme Judicial Court of the MDTE's rate order associated with the merger of BEC Energy and COM/Energy and (ii) its separate rate complaint at the MDTE involving the CTC.

On October 29, 2001, NSTAR Electric and NSTAR Gas filed with the MDTE a proposed service quality plan, which replaced the plan that had previously been filed as a part of the NSTAR merger rate plan and which implemented guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plan would establish performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and would be subject to penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. On the same date, NSTAR Electric and NSTAR Gas also filed with the MDTE a report concerning their performance on the identified service quality measures for the two twelve month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines whereby penalties were calculated relating primarily to Boston Edison electric system reliability performance for the summer of 2001 totaling approximately $3.9 million. NSTAR disputes the legal applicability of penalties for these performance periods; however proposed in settlement of this matter to provide credits to Boston Edison customers totaling $3.9 million, offset in part by other payments to Boston Edison customers, which have totaled approximately $1.1 million to date, relating to summer 2001 electric service outages.

Also on October 29, 2001, NSTAR Electric filed with the MDTE a comprehensive report regarding electric system performance issues experienced during the summer of 2001. The filing included detailed analyses of factors affecting performance, as well as, the companies' plans to address issues identified. The MDTE has also requested similar filings from other Massachusetts electric distribution companies and has stated that they intend to hold public hearings and adjudicatory hearings concerning each such filing. NSTAR is unable to estimate its ultimate liability for future costs as a result of such proceeding. However, in view of NSTAR's current assessment of its electric distribution system performance responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on NSTAR's consolidated financial position or results of operations for a reporting period.

The 1997 Massachusetts Electric Restructuring Act (Restructuring
Act) requires electric distribution companies to obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier through either standard offer service or default service. As a result of the Restructuring Act, standard offer customers of the retail electric subsidiaries of NSTAR currently pay rates that are 15% lower, on an inflation-adjusted basis, than rates in effect prior to March 1, 1998, the retail access date. All distribution customers must pay a transition charge as a component of their rate.

From March 1, 1998, NSTAR Electric's accumulated cost to provide default and standard offer service was in excess of the revenues it was allowed to bill. As a result, NSTAR recorded a regulatory asset of approximately $242.7 million at December 31, 2000 that is reflected as a component of Current assets on the accompanying Condensed Consolidated Balance Sheets. As a result of new rates for standard offer and default service that became effective January 1 and July 1, 2001, the regulatory asset has declined to $126 million as of September 30, 2001.

The retail electric subsidiaries of NSTAR must, on an annual basis, file a forecast reconciliation of their rates for the upcoming year along with any proposed adjustments of prior year revenues and costs for standard offer, default service, transmission and transition charges. The MDTE will, in the ordinary course, approve rates for the coming year before the current year-end to allow the new rates to become effective the first of January. Subsequently, the estimates for the prior year are trued-up to the actual amounts for that year. The MDTE reviews these costs and approves the amounts subject to any required adjustments.

In November 2000, the retail electric subsidiaries of NSTAR made filings containing proposed rate adjustments for 2001, including a reconciliation of costs and revenues through 2000. The MDTE subsequently approved Tariffs for each retail electric subsidiary effective January 1, 2001. The filings were updated in April 2001 to include final costs for 2000, and were further updated in July 2001 to reflect the results of MDTE orders regarding prior year reconciliation proceedings for each company. The MDTE has not yet ruled on the reconciliation component of each of these filings; however on October 19, 2001, Boston Edison and the Massachusetts Attorney General filed a proposed Settlement Agreement with the MDTE resolving all outstanding issues in Boston Edison's reconciliation filing. As a part of this settlement, Boston Edison agreed to reduce the costs sought to be collected through the transition charge by approximately $2.9 million as compared to the amounts that were originally sought.
A reserve was established in a prior period and this settlement will not have a material adverse effect on NSTAR's consolidated financial position or results of operations. Management is unable to determine the outcome of the remaining MDTE proceedings. However, based upon past procedures and on information currently available, management does not believe that it is probable that the final MDTE approval will have a material adverse impact on NSTAR's consolidated financial position, results of operations and cash flows in the near term.

In addition to the annual rate filings referenced above, NSTAR Electric also made interim filings with the MDTE concerning charges for a standard offer fuel adjustment and for (market-based) default service rates. In December 2000, the MDTE approved an increase of 1.321 cents per kilowatt-hour (kWh) in each company's standard offer service rates for the first-half of 2001, and in June 2001, the MDTE approved an additional increase of 1.23 cents per kWh effective July 1, 2001 based on a fuel adjustment formula contained in its standard offer tariffs that reflects the prices of natural gas and oil. The MDTE has ruled that these fuel adjustments are excluded from the 15% rate reduction requirement under the Restructuring Act. The MDTE will re-examine these rates before the end of the year for changes to take effect in January 2002.

In October 2001, the MDTE approved market-based default service rates for each company for 2002. Future prices for default service are based upon market solicitations for power supply. NSTAR has entered into power purchase agreements to meet its entire default service supply obligations through December 31, 2002. NSTAR Electric will continue to make market solicitations for default service power supply consistent with provisions of the Restructuring Act and MDTE orders.

The cost of providing standard offer and default service, which includes purchased power costs, is recovered from customers on a fully reconciling basis.

Long-Term Power Purchase Contracts

NSTAR Electric has existing long-term power purchase agreements
(PPAs). These long-term contracts are expected to supply approximately 90%-95% of its year 2001 standard offer service obligations. NSTAR Electric has entered into shorter-term agreements to meet the remaining standard offer service obligation. Resulting from a July 2001 request for proposals for standard offer and wholesale service requirements in excess of that provided by its PPAs, NSTAR Electric entered into a letter agreement in September 2001 for service commencing January 1, 2002 for a term of one year.

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

In December 2000 and in a revised filing in January 2001, NSTAR Gas filed for interim increases to its CGAC for the period February through April 2001 in order to recover significant increases in the costs to buy natural gas supplies. These filings were made to ensure that prices to customers are set at levels that recover all incurred costs in order to avoid the accumulation of significant under-recoveries that would impair NSTAR Gas' ability to serve its customers. On January 31, 2001, the MDTE approved an adjustment to increase the CGAC factor to $1.1123 per therm from the prior factor of $0.7608 per therm. Subsequently, on February 28, 2001, as a result of a decline in wholesale natural gas prices, NSTAR Gas received approval from the MDTE to reduce the factor per therm to $0.9372 effective March 1, 2001, and in conjunction with its semi-annual filing made on March 15, 2001, NSTAR Gas proposed a CGAC factor of $0.7754 per therm for the period commencing May 1, 2001 through October 31, 2001. This factor, approved by the MDTE, included the collection in the summer period of a portion of the coming winter's gas costs in order to reduce cost deferrals that were projected for the end of October 2001. On September 12, 2001 in its semi-annual filing, NSTAR Gas proposed a CGAC factor of $0.526 per therm for the period commencing November 1, 2001 through April 30, 2002. This factor reflected the continuing decline in wholesale natural gas prices and was set to recover outstanding deferral balances. The factor was approved by the MDTE on October 31, 2001.

Results of Operations - Three Months Ended September 30, 2001 vs.
Three Months Ended September 30, 2000

Earnings per common share were as follows:

                          Three Months Ended September 30,
                            2001       2000     % Change
 Basic                      $1.27     $1.21        5%
 Diluted                    $1.26     $1.20        5%

Earnings were $67.1 million, or $1.27 and $1.26 per basic and diluted common share, respectively, for the third quarter of 2001 compared to $64.8 million, or $1.21 and $1.20 per basic and diluted common share, respectively, in the same period of 2000. Factors that contributed to the $2.3 million improvement in earnings include an increase of 4.2% in retail electric sales and a reduction in other interest charges resulting from a reconciliation of certain regulatory deferrals that resulted in additional regulatory interest expense recorded in 2000. These factors were partially offset by an increase in operations and maintenance expenses of approximately $6.2 million and a reduction in mitigation incentives revenues. Firm gas energy sales were at approximately the same level as in the three-month period of the prior year.

Earnings per common share for the third quarter of 2001 reflect a lower level of common shares outstanding resulting from the repurchase of approximately 1.5 million shares completed in the third quarter of 2000 that had a positive impact of approximately two cents per share. The results of operations for the three-month period ended September 30, 2001 are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the Unaudited Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased 26% during the third quarter of 2001 as follows:
  (in thousands)
  Retail electric revenues                         $ 169,380
  Wholesale electric revenues                          2,474
  Gas revenues                                          (576)
  Other revenues                                       9,951
    Increase in operating revenues                 $ 181,229

Retail electric revenues were $771.1 million in the third quarter of 2001 compared to $601.8 million in the same period of 2000, an increase of $169.3 million, or 28%. The change in retail revenues includes a 4.2% increase in retail kWh sales, higher rates implemented in January and July 2001 for standard offer and default services ($177.2 million), a net increase in distribution revenue of $4.9 million and transmission revenues of $18.1 million. Included in the change in net distribution revenues is a decrease in incentive revenue entitlements of $20.6 million that Boston Edison receives for successfully lowering transition charges. During 2000, Boston Edison recognized mitigation incentive revenues related to 1998 and 1999. The increase in NSTAR's retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income. The current quarter's 4.2% increase in retail kWh sales primarily reflects growth in the residential and commercial sectors of 7.2% and 3.7%, respectively. NSTAR Electric's sales to residential and commercial customers were approximately 30% and 59%, respectively, of its total retail sales mix for the current three-month period.

Wholesale electric revenues were $24.4 million in the third quarter of 2001 compared to $21.9 million in the same period of 2000, an increase of $2.5 million, or 11%, due primarily to settlement amounts received from Pilgrim contract customers.

Gas revenues were $41.4 million in the third quarter of 2001 compared to $41.9 million in the same period of 2000, a decrease of $0.5 million, or 1%. The slight decline in revenues is primarily attributable to the 19.5% decrease in firm sales and transportation services primarily due to the economic slowdown in the commercial and industrial sectors and the lower cost of gas supply recoveries. NSTAR Gas' firm sales and transportation services to residential and combined commercial and industrial customers were approximately 35% and 62%, respectively, of total firm sales and transportation services in the current quarter.

Other revenues were $53.8 million in the third quarter of 2001 compared to $43.9 million in the same period of 2000, an increase of $9.9 million, or 23%. This increase primarily reflects NEPOOL-related transmission revenues and revenues realized in conjunction with district energy operations.

Operating expenses

Purchased power costs were $499.4 million in the third quarter of 2001 compared to $309.4 million in the same period of 2000, an increase of $190 million, or 61%. The increase in expense reflects higher purchased power requirements due to a 4.2% increase in electric retail and wholesale sales, the recognition of previously deferred purchased power costs resulting from current year collections of these costs, partially offset by lower wholesale electric costs. NSTAR adjusts its electric rates to collect the costs it actually incurs related to energy supply. Differences between the level of revenues collected and costs actually incurred are recorded as a regulatory asset or liability. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings. The cost of gas sold, representing NSTAR Gas' supply expense, was $25.1 million for the third quarter of 2001 compared to $24.5 million in the same period of 2000, an increase of $0.6 million, or 2%, primarily due to the slight increase in firm sales. These expenses are also fully reconciled to the current level of revenues collected and therefore, have no impact on net income.

Operations and maintenance expense was $102.7 million in the third quarter of 2001 compared to $96.5 million in the same period of 2000, an increase of $6.2 million, or 6%. This increase reflects higher electric distribution weather-related maintenance costs during this past summer, higher bad debt expense of $2.5 million and higher pension costs. These factors were partially offset by merger-related savings.

Depreciation and amortization expense was $60.5 million in the third quarter of 2001 compared to $67.9 million in the same period of 2000, a decrease of $7.4 million, or 11%. The decrease reflects the buy-down of the Seabrook investment in November 2000 utilizing a portion of the proceeds from the sale of Canal Electric's generating units and to a lesser extent, the write-down of the remaining assets of a district energy facility, partially offset by a slightly higher level of system-wide depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $19.8 million in the third quarter of 2001 compared to $23.3 million in the same period of 2000, a decrease of $3.5 million, or 15%, primarily due to the timing of expenses for these programs. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings. In addition, NSTAR earns incentive amounts in return for increased customer participation.

Property and other taxes were $22.5 million in the third quarter of 2001 compared to $20.1 million in the same period of 2000, an increase in income of $2.4 million, or 12%. The increase was due to the fact that during 2000, Boston Edison was reimbursed for the majority of its payments, in lieu of property taxes, to the Town of Plymouth by Entergy. Entergy purchased the Pilgrim Station in 1999.

Income taxes from operations were $45.8 million in the third quarter of 2001 compared to $41 million in the same period of 2000, an increase of $4.8 million, or 12%, reflecting higher pre-tax operating income.

Other income (deductions)

Other deductions was $2 million in the third quarter of 2001 compared to deductions of $0.3 million in the same period of 2000, a net change of $1.7 million. The current period primarily reflects $3.8 million for the accrual of costs associated with a district energy facility shutdown, partially offset by an insurance claim settlement of $0.9 million.

Interest charges

Interest on long-term debt and transition property securitization certificates was $39.9 million in the third quarter of 2001 compared to $38.5 million in the same period of 2000, an increase of $1.4 million, or 4%. The increase primarily reflects issuance of $200 million of 8% NSTAR bonds in October 2000, offset by the retirement of several long-term debt issues during the second half of 2000 by Boston Edison. The current period increase is partially offset by a reduction of securitization certificates interest of $0.9 million due to the scheduled partial paydown of this debt. Other interest expense was $5.7 million in the third quarter of 2001 compared to $22.5 million in the same period of 2000, a decrease of $16.8 million, or 75%, primarily due to a reconciliation of certain regulatory deferrals that resulted in additional interest expense recorded in 2000. The benefit of lower interest rates is almost entirely offset by higher average short-term borrowing levels from banks. The increase in borrowing is primarily the result of working capital requirements.

Results of Operations - Nine Months Ended September 30, 2001 vs.
Nine Months Ended September 30, 2000

Earnings (loss) per common share were as follows:

                             Nine Months Ended September 30,
                                  2001     2000     % Change
 Basic
 Before one-time RCN charge     $ 2.71    $2.38        13.9
 After one-time RCN charge      $(0.57)   $2.38      (123.9)

 Diluted
 Before one-time RCN charge     $ 2.70    $2.37        13.9
 After one-time RCN charge      $(0.57)   $2.37      (124.1)

Earnings were $143.6 million, or $2.71 and $2.70 per basic and diluted common share, respectively, for the first nine months of 2001 before a one-time, non-cash, after-tax charge of $173.9 million, or $3.28 per basic share, related to NSTAR's total investment in RCN Corporation (RCN). Factors that contributed to the $11.7 million, or 8.9%, improvement in earnings before the one-time charge include an increase in retail kWh sales of 2.2%, an increase in firm gas sales of 2.2%, lower regulatory interest expense due to a reconciliation that resulted in additional interest expense recorded in 2000, a decrease of approximately
2.5 million common shares outstanding and a one-time gain ($4.5 million) associated with the receipt of equity securities issued in conjunction with the demutualization of two mutual insurance companies that provide coverage to NSTAR subsidiaries. These factors were offset by a reduction in mitigation incentives revenues of $9.6 million and the accrual of costs associated with a district energy facility shutdown.

As previously disclosed and further discussed in this report, NSTAR is in the process of converting its joint venture investment in RCN into shares of RCN common stock. NSTAR's investment in RCN includes 4.1 million common shares that it currently holds and 7.5 million common shares that it expects to receive for its remaining interest in the joint venture. Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares has decreased significantly over the past several months. As a result, NSTAR recognized an impairment of its investment in RCN. NSTAR determined that this decline in market value is "other-than-temporary" as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Including the impact of this adjustment, which resulted in a one-time, non-cash, after-tax charge of $173.9 million, NSTAR reported a loss of $30.4 million, or $0.57 per basic and diluted share, for the nine months ended September 30, 2001, compared to earnings of $131.8 million, or $2.38 per basic share and $2.37 per diluted share, for the same period in 2000.

Earnings per common share for the first nine months of 2001 reflect a lower level of common shares outstanding resulting from the repurchase of 5 million shares during 2000 that had a positive impact of approximately twelve cents per share. The results of operations for the nine-months ended September 30, 2001 are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the Unaudited Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues increased 25% during the first nine months of
2001 as follows:
  (in thousands)
  Retail electric revenues                         $ 387,840
  Wholesale electric revenues                          8,337
  Gas revenues                                        69,023
  Other revenues                                      24,412
    Increase in operating revenues                 $ 489,612

Retail electric revenues were $1,949.7 million in the first nine months of 2001 compared to $1,561.9 million in the same period of 2000, an increase of $387.8 million, or 25%. The change in retail revenues includes a 2.2% increase in retail kWh sales, higher rates implemented in January and July 2001 for standard offer ($176.6 million) and default services ($214.1 million), increases in net distribution revenues of $5.5 million and transmission revenues of $39.6 million and the absence in the current period of a $31 million fuel charge refund to customers in the same period last year. These revenue increases were partially offset by the recognition in 2000, of earned mitigation incentives related to prior periods. The change in mitigation incentive revenue entitlements amounted to $9.6 million. Theses incentives are allowed for successfully lowering certain transition charges. The increase in NSTAR's retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income. The 2.2% increase in year-to-date retail kWh sales primarily reflects growth in the residential and commercial sectors of 4% and 2.5%, respectively. NSTAR Electric's sales to retail residential and commercial customers were approximately 30% and 58%, respectively, of its total retail sales mix for the current nine-month period.

Wholesale electric revenues were $69.6 million in the first nine months of 2001 compared to $61.3 million in the same period of 2000, an increase of $8.3 million, or 14%. This increase in wholesale revenues primarily reflects increased demand from a public transit authority and municipal contracts.

Gas revenues were $304.8 million in the first nine months of 2001 compared to $235.8 million in the same period of 2000 an increase of $69 million, or 29%. The increase in revenues is primarily attributable to recovery of prior period gas costs, partially offset by a 1.4% decline in firm sales and transportation due to the economic slowdown in the commercial and industrial sectors. Heating degree days were 1.1% above the same period in 2000 and 0.3% higher than normal offsetting the decrease in firm sales and transportation. NSTAR Gas' firm sales to residential and combined commercial and industrial customers were approximately 64% and 32%, respectively, of total firm sales for the current nine-month period.

Other revenues were $163.7 million in the first nine months of 2001 compared to $139.3 million in the same period of 2000, an increase of $24.4 million, or 18%. This increase primarily reflects NEPOOL-related transmission revenues and higher revenues realized in conjunction with district energy operations.

Operating expenses

Purchased power costs were $1,292.7 million in the first nine months of 2001 compared to $879.7 million in the same period of 2000, an increase of $413 million, or 47%. The increase in expense reflects higher purchased power requirements due to a 2.2% increase in retail sales, a 5.5% increase in wholesale sales, partially offset by lower costs that reflect the prices of natural gas and oil. Further contributing to this increase is the recognition of previously deferred standard offer and default service supply cost resulting from the current year collection of these costs. NSTAR adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings. The cost of gas sold, representing NSTAR Gas' supply expense, was $196.9 million for the first nine months of 2001 compared to $128.2 million in the same period of 2000, an increase of $68.7 million, or 54%, due primarily to the recognition of previously deferred cost of gas resulting from current year collection of these costs. These expenses are also fully reconciled to the current level of revenues collected.

Operations and maintenance expense was $306 million in the first nine months of 2001 compared to $305.3 million in the same period of 2000, an increase of $0.7 million, or 0.2%. This slight increase reflects electric distribution weather-related maintenance costs, particularly during this past summer, higher bad debt expense of $4.8 million expense and higher pension costs. These factors were partially offset by merger-related savings.

Depreciation and amortization expense was $174.6 million in the first nine months of 2001 compared to $185.8 million in the same period of 2000, a decrease of $11.2 million, or 6%. The decrease reflects the buy-down of the Seabrook investment in November 2000 utilizing a portion of the proceeds from the sale of Canal Electric's generating units and to a lesser extent, the write-down of the remaining assets of a district energy facility, partially offset by a slightly higher level of system-wide depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $58.2 million in the first nine months of 2001 compared to $59 million in the same period of 2000, a decrease of $0.8 million, or 1% primarily due to timing of DSM expense.
These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings. In addition, NSTAR earns incentive amounts in return for increased customer participation.

Property and other taxes were $72.1 million in the first nine months of 2001 compared to $66.9 million in the same period of 2000, an increase of $5.2 million, or 8%. The increase was due to the fact that during 2000, Boston Edison was reimbursed for the majority of its payments, in lieu of property taxes, to the Town of Plymouth by Entergy. Entergy purchased the Pilgrim Station in 1999.

Income taxes from operations were $101.5 million in the first nine months of 2001 compared to $90.1 million in the same period of 2000, an increase of $11.4 million, or 13%, reflecting higher pre-tax operating income.

Other income (deductions)

Other deductions were $172.9 million in the first nine months of 2001 compared to income of $5.6 million in the same period of 2000, a net decrease in income of $178.5 million directly attributable to the aforementioned one-time, non-cash, after-tax charge related to the carrying value of the RCN investment that is discussed more fully below.

In addition, the current year includes $4.5 million of income associated with the receipt of common stock in connection with the demutualization of two insurance companies. This factor was offset by $3.8 million for the accrual of costs associated with a district energy facility shutdown and an insurance claim settlement of $0.9 million. In 2000, Other income included $2 million in settlement for a prior period billing matter, the impact of the RCN joint-venture losses of approximately $5.6 million, and the recognition of $4.5 million of interest income from a former wholesale contract customer associated with the Pilgrim contract buyout.

Interest charges

Interest on long-term debt and transition property securitization certificates was $120.3 million in the first nine months of 2001 compared to $114.4 million in the same period of 2000, an increase of $5.9 million, or 5%. The increase reflects the issuance of $300 million and $200 million of 8% NSTAR bonds in February and October of 2000, respectively, offset somewhat by the retirement of $199 million in Boston Edison debt throughout 2000. The current period reflects a reduction of securitization certificates interest of $3.1 million due to the partial retirement of this debt. Other interest expense decreased $19.1 million, or 47%, primarily due to a reconciliation of certain regulatory deferrals in conjunction with a MDTE reconciliation that resulted in a partial reversal of prior period expense, lower interest rates, offset by higher short-term borrowing levels from banks. The increase in borrowing is primarily the result of working capital requirements.

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

On April 6, 2000, NSTAR Com issued its third and final notice to exchange substantially all of its remaining interest in the joint venture into common shares of RCN. Effective with the third notice, NSTAR Com's profit and loss sharing ratio was reduced to zero. Therefore, NSTAR Com no longer recognized any results of operations of the joint venture. During the period January 1, 2000 through April 6, 2000, NSTAR Com recognized $5.6 million in equity losses from the joint venture and has not recorded any further joint venture losses since that date.

On October 18, 2000, NSTAR Com and RCN signed an agreement in principle to amend the Joint Venture Agreement. Among other items, this proposal settled the number of shares to be received for the third conversion of NSTAR Com's remaining equity investment at 7.5 million shares. Management anticipates having a final amended Joint Venture Agreement in place by the end of 2001.

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

In addition, during the first quarter of 2001, the status of the amendment to the Joint Venture Agreement with RCN regarding the
7.5 million shares, led management to determine that its investment in the joint venture was also impaired based on future market expectations for RCN common shares related to this investment.

Therefore, NSTAR Com, recognized an impairment of its entire investment in RCN in the first quarter of 2001. This write-down resulted in an one-time, non-cash, after-tax charge of $173.9 million that is reported on the accompanying Condensed
Consolidated Statements of Income as "Write-down of RCN
Investment, net."

The RCN shares received, as well as the remaining interest in the joint venture related to the pending 7.5 million shares, are included in Other investments on the accompanying Condensed Consolidated Balance Sheets at their estimated fair value of approximately $41.2 million at September 30, 2001. The fair value of the shares currently held may increase or decrease, at any time, as a result of changes in the market value of RCN common shares. The unrealized gain or loss associated with shares currently held will fluctuate due to the changes in fair value of these shares during each period and is reflected, net of associated income taxes, as a component of Other comprehensive income, net on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of September 30, 2001 reflect the change since the write-down of these shares as a component of Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets. Management will continue to evaluate the carrying value of its investment in RCN.

At September 30, 2001 and December 31, 2000, NSTAR Com had $5.1 million and $47.9 million, respectively, in accounts receivable due from the joint venture. This is primarily the result of construction performed on behalf of the joint venture.

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

These securities are currently available for sale and are included in Other investments on the accompanying Condensed Consolidated Balance Sheets. The value of these common shares was adjusted to reflect market values as of September 30, 2001. The unrealized gain or loss associated with these shares will fluctuate due to changes in current market values and is reflected net of applicable income taxes and is included as a component of Comprehensive income (loss) on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of September 30, 2001 is reflected as a component of Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets.
Liquidity

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

NSTAR has a $450 million revolving credit agreement with a group of banks effective through November 2002. At September 30, 2001 and December 31, 2000, there were no amounts outstanding under this revolving credit agreement. Also, NSTAR has a $450 million commercial paper program. At September 30, 2001 and December 31, 2000, NSTAR had $349 million and $252 million outstanding, respectively, under its commercial paper program.

On June 15, 2001, Boston Edison notified the holders of its 9 3/8% Series Debentures, due August 15, 2021, that the entire principal amount of these notes (approximately $24.3 million) would be called for redemption on August 15, 2001. The retirement of this series was funded with internally-generated funds.

Boston Edison has approval from the FERC to issue up to $350 million of short-term debt. Boston Edison has a $200 million revolving credit agreement with a group of banks effective through December 2001. As of September 30, 2001 and December 31, 2000, there were no amounts outstanding under this revolving credit agreement. In addition, Boston Edison also has a $100 million line of credit. Both of these arrangements serve as back-up to Boston Edison's $300 million commercial paper program that, as of September 30, 2001 and December 31, 2000, had outstanding $160.5 million and $97 million, respectively. Separately, Boston Edison, effective July 20, 2001, has an additional $50 million line of credit.

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

In addition, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $195 million available under several lines of credit. Approximately $134.6 million and $120 million was outstanding under these lines of credit as of September 30, 2001 and December 31, 2000, respectively.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This Statement, which is effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for acquired goodwill and other indefinite lived intangible assets. It prohibits entities from continuing amortization of these assets. Instead, goodwill and other intangible assets will be subject to review for impairment. Management is currently assessing the impact of SFAS 142 in light of its regulatory and accounting requirements. Therefore, NSTAR is unable to reasonably estimate the impact of the adoption of this Statement.

On July 5, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement, which is effective for fiscal years beginning after June 15, 2002, establishes accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and
(or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management is also currently assessing the impact of SFAS 143 in light of its regulatory and accounting requirements. Therefore, NSTAR is unable to reasonably estimate the impact of the adoption of this Statement.

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

The management of NSTAR has assessed the impact of the adoption of SFAS 133. As part of this assessment, NSTAR formed an implementation team in 2000 consisting of key individuals from various operational and financial areas of the organization. The primary role of this team was to inventory and determine the impact of potential contractual arrangements for SFAS 133 application. The implementation team has performed extensive reviews of critical operating areas of NSTAR and has documented its procedures in applying the requirements of SFAS 133 to NSTAR's contractual arrangements in effect on January 1, 2001. Based on NSTAR's assessment to date, the adoption of SFAS 133 has not had a material adverse effect on its results of operations, cash flows, or financial position.

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

b)  No Form 8-K was filed during the third quarter of 2001.


                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 NSTAR
                                             (Registrant)



Date: November 14, 2001               /s/ ROBERT J. WEAFER, JR.
                                      Robert J. Weafer, Jr.
                                      Vice President, Controller
                                      and Chief Accounting Officer