Form 10-Q
period 2002-03-31
NSTAR/MA
filed 2002-05-09
CIK 1035675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2002


                               or

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

              Class                  Outstanding at May 8, 2002
   Common Shares, $1 par value            53,032,546 shares

Part I - Financial Information
Item 1.  Financial Statements

                              NSTAR
           Condensed Consolidated Statements of Income
                           (Unaudited)
        (in thousands, except earnings (loss) per share)
                                              Three Months Ended March 31,
                                                         2002         2001
Operating revenues                                  $ 722,865    $ 864,822
Operating expenses:
  Purchased power and cost of gas sold                413,331      530,761
  Operations and maintenance                          106,253      108,296
  Depreciation and amortization                        60,625       59,073
  Demand side management and renewable energy
     programs                                          16,425       19,632
  Property and other taxes                             27,049       27,112
  Income taxes                                         22,467       30,680
    Total operating expenses                          646,150      775,554

Operating income                                       76,715       89,268

Other income (deductions):
  Write-down of RCN investment, net                         -     (173,944)
  Other income (deductions), net                        1,524       (1,581)
    Total other income (deductions), net                1,524     (175,525)

Operating and other income (deductions)                78,239      (86,257)

Interest charges:
  Long-term debt                                       28,022       29,621
  Transition property securitization certificates       9,805       10,798
  Short-term and other                                  5,897        7,395
  Allowance for borrowed funds used during
    construction                                         (279)      (1,815)
      Total interest charges                           43,445       45,999

Net income (loss)                                      34,794     (132,256)
Preferred stock dividends of subsidiary                   490        1,490
Earnings (loss) available for common shareholders   $  34,304    $(133,746)
                                                    =========    =========
Weighted average common shares outstanding:
    Basic                                              53,033       53,033
                                                       ======       ======
    Diluted                                            53,256       53,139
                                                       ======       ======
Earnings (loss) per common share:
    Basic                                           $    0.65   $   (2.52)
                                                    =========    =========
    Diluted                                         $    0.64   $   (2.52)
                                                    =========    =========
Dividends declared per common share                 $    0.53    $    .515
                                                    =========    =========
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
    Condensed Consolidated Statements of Comprehensive Income
                           (Unaudited)
                         (in thousands)
                                              Three Months Ended March 31,
                                                        2002          2001

Net income (loss)                                  $  34,794   $ (132,256)
Other comprehensive income, net:
  Unrealized (loss) gain on investments               (5,399)      33,140
Comprehensive income (loss)                        $  29,395   $  (99,116)
                                                   =========    ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.




                              NSTAR
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)
                                             Three Months Ended March 31,
                                                      2002          2001
Balance at the beginning of the period          $  334,138    $  446,587
Add (Deduct):
  Net income (loss)                                 34,794      (132,256)
    Subtotal                                       368,932       314,331
Deduct:
Dividends declared:
  Common shares                                     28,107        27,311
  Preferred stock                                      490         1,490
    Subtotal                                        28,597        28,801
Provision for preferred stock redemption
and other                                                -            60
Balance at the end of the period                $  340,335    $  285,470
                                                ==========    ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)


                                                  March 31,   December 31,
                                                       2002           2001

Assets
Utility plant in service, at original cost      $ 3,929,909    $ 3,853,295
  Less: accumulated depreciation                  1,328,458      1,300,868
                                                  2,601,451      2,552,427
Construction work in progress                        76,416         72,957
  Net utility plant                               2,677,867      2,625,384

Non-utility property, net                           106,058        106,007

Goodwill                                            460,563        463,626
Equity investments                                   22,403         22,560
Other investments                                    66,282         73,104

Current assets:
  Cash and cash equivalents                           6,188         11,655
  Restricted cash                                    23,016         22,966
  Accounts receivable, net                          396,504        485,687
  Accrued unbilled revenues                          34,075         51,061
  Fuel, materials and supplies, at average cost      45,645         53,276
  Other                                              41,031         33,599
    Total current assets                            546,459        658,244

Deferred debits:
  Regulatory assets                                 968,131      1,026,241
  Prepaid pension expense                           240,963        218,713
  Other                                             126,725        134,312

  Total assets                                  $ 5,215,451    $ 5,328,191
                                                ===========    ===========






The accompanying notes are an integral part of the condensed consolidated financial statements.


                              NSTAR
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)

                                                   March 31,     December 31,
                                                        2002             2001
Capitalization and Liabilities
Common equity:
  Common shares, par value $1 per share
    (53,032,546 shares issued and outstanding)   $    53,033      $    53,033
  Premium on common shares                           873,680          873,664
  Retained earnings                                  340,335          334,138
    Total common equity                            1,267,048        1,260,835

Accumulated other comprehensive (loss) income         (3,638)           1,761

Cumulative non-mandatory redeemable
  preferred stock of subsidiary                       43,000           43,000

Long-term debt                                     1,212,060        1,377,899
Transition property securitization
  certificates                                       479,500          513,904
    Total long-term debt                           1,691,560        1,891,803

    Total capitalization                           2,997,970        3,197,399

Current liabilities:
  Long-term debt                                     172,276           37,676
  Transition property securitization
    certificates                                      59,337           40,972
  Notes payable                                      591,300          624,847
  Accounts payable                                   172,759          209,821
  Deferred taxes                                      41,872           41,985
  Accrued interest                                    19,652           29,224
  Dividends payable                                   28,434           28,434
  Other                                              261,086          250,540
    Total current liabilities                      1,346,716        1,263,499

Deferred credits:
  Accumulated deferred income taxes                  631,434          616,743
  Accumulated deferred investment tax credits         37,383           37,877
  Power contracts                                     50,316           53,041
  Other                                              151,632          159,632
                                                     870,765          867,293

Commitments and contingencies

    Total capitalization and liabilities         $ 5,215,451      $ 5,328,191
                                                 ===========      ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       NSTAR
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)
                                              Three Months Ended March 31,
                                                        2002          2001
Operating activities:
  Net income (loss)                                $  34,794     $(132,256)
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                     60,496        59,073
    Deferred income taxes and investment
      tax credits                                     17,885       (10,192)
    Loss on write-down of RCN investment                   -       168,376
    Allowance for borrowed funds used during
       construction                                     (279)       (1,815)
  Net changes in working capital                      72,822       (57,690)
  Other, net                                             792       (17,950)
Net cash provided by operating activities            186,510         7,546

Investing activities:
  Plant expenditures (excluding AFUDC)               (85,490)      (41,660)
  Other investments                                    2,936           (27)
Net cash used in investing activities                (82,554)      (41,687)

Financing activities:
  Long-term debt redemptions                         (31,239)         (984)
  Transition property securitization
    certificates redemptions                         (16,040)      (15,573)
  Net change in notes payable                        (33,547)       79,500
  Dividends paid                                     (28,597)      (28,802)
Net cash (used in) provided by financing
  activities                                        (109,423)       34,141

Net decrease in cash and cash equivalents             (5,467)            -
Cash and cash equivalents at beginning of year        11,655        21,873
Cash and cash equivalents at end of period         $   6,188     $  21,873
                                                   =========     =========

Supplemental disclosures of cash flow
information:

Cash paid during the period for:
  Interest, net of amounts capitalized             $  55,446     $  59,028
                                                   =========     =========
  Income taxes                                     $  21,719     $  44,759
                                                   =========     =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying Notes should be read in conjunction with Notes to the Consolidated Financial Statements incorporated in NSTAR's
2001 Annual Report on Form 10-K.

A)  About NSTAR

NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 246,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility operations include telecommunications - NSTAR Communications, Inc. (NSTAR Com), district heating and cooling operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation) and a liquefied natural gas service company (Hopkinton LNG Corp.).

NSTAR Electric has committed resources to implement a System Improvement Program to improve customer service and system reliability. This comprehensive, non-recurring System Improvement Program is being implemented to upgrade NSTAR Electric's distribution system and is expected to be completed during 2002. The cost of this program is expected to be $65 million. Approximately $11 million will be included in operations and maintenance expense in 2002 and $54 million will be invested in delivery assets (utility plant) during the year. Through March 31, 2002, NSTAR Electric has expended approximately $3.7 million on the System Improvement Program that is included as a component of Operations and maintenance expense on the accompanying Condensed Consolidated Statements of Income. In addition, NSTAR Electric has expended approximately $9 million that is included as a component of Utility plant on the accompanying Condensed Consolidated Balance Sheets. A combination of unusually severe storms, record heat and extreme customer load in the Boston area led to prolonged and wide-spread outages in the summer of 2001 that underscored the need to address electric system upgrades and improve maintenance.

B)  Basis of Presentation

The financial information presented as of March 31, 2002 and for the periods ended March 31, 2002 and 2001 have been prepared from NSTAR's books and records without audit by independent accountants. Financial information as of December 31, 2001 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.
Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the three months ended March 31, 2002 and 2001 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather conditions. Gas sales and revenues are typically higher in the winter months than during other periods of the year.

C)  Amortization of Merger Related Costs

The merger creating NSTAR was accounted for using the purchase method of accounting. The premium (Goodwill) associated with this acquisition amounted to approximately $490 million, while the original estimate of transaction and integration costs to achieve the merger was $111 million. This premium will continue to be amortized over 40 years and amounts to approximately $12.2 million annually, while the costs to achieve (CTA) are being amortized over 10 years and will initially be approximately $11.1 million annually. The merger premium is reflected on the accompanying Condensed Consolidated Balance Sheets as Goodwill. CTA are the costs incurred to execute the merger including the employee costs for a voluntary severance program, legal costs, transaction costs and systems integration costs. The ultimate amortization of the CTA will reflect the total actual costs.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This Statement, which is effective for NSTAR in the first quarter of 2002, establishes accounting and reporting standards for acquired goodwill and other indefinite lived intangible assets. It prohibits entities from continuing amortization of these assets. Instead, goodwill and other intangible assets will be subject to review for impairment. However, in accordance with the provisions of SFAS 142 and a revised amendment to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," NSTAR will continue amortizing this asset over its estimated regulatory recovery period. NSTAR has determined that its unique regulatory rate structure, resulting from the merger and approved by the Massachusetts Department of Telecommunications and Energy
(MDTE), allows for continued amortization of goodwill over the period it is collected from its customers. A significant element of this rate plan includes recovery of the acquisition premium over 40 years.

D)  Investments - Available for Sale Securities

NSTAR classifies its investment in marketable securities as available for sale. These investments include 4.1 million common shares of RCN Corporation, John Hancock Financial Services, Inc. (John Hancock) and MetLife, Inc. During the first quarter of 2002, NSTAR sold 75,000 shares of John Hancock for approximately $2.8 million and recognized a gain of approximately $1.5 million. NSTAR includes any unrealized gains or losses on these securities in Accumulated other comprehensive income (loss), net on the accompanying Condensed Consolidated Balance Sheets.

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

NSTAR continues to evaluate the carrying value of its entire investment in RCN, as well as its investment in other telecommunication activities. Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares decreased significantly during the later part of 2000 and continued in 2001. As a result, in the first quarter of 2001, management determined that this decline in market value was "other-than-temporary" in accordance with the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Also, during the first quarter of 2001, the status of the amendment to the Joint Venture Agreement with RCN regarding the
7.5 million shares led management to determine that its investment in the joint venture was also impaired based on future market expectations for RCN common shares related to this investment.

As a result, NSTAR Com recognized an impairment of its entire investment in RCN in the first quarter of 2001. This write-down resulted in a non-cash, after-tax charge of $173.9 million that is reported on the accompanying Condensed Consolidated Statements of Income as "Write-down of RCN investment, net."

After continual discussions and negotiations, NSTAR Com expects to finalize revisions to the October 2000 agreement and management anticipates having a definitive amended Joint Venture Agreement prior to June 30, 2002. Upon finalization of the amended Joint Venture Agreement and receipt of the remaining 7.5 million shares, NSTAR will be required to adjust its carrying value to the market value of the RCN shares received as of that date. The market value of RCN common shares has continued to decline during 2002 and has not closed above NSTAR's carrying value of $3.75 per share since November 27, 2001. Should this trend continue for a period of six months or longer, NSTAR may be required to recognize an additional impairment charge in the second quarter of 2002. Management cannot determine whether this trend will continue or if or when this sector or RCN's common share value will recover. The current carrying value associated with its entire investment is $43.5 million and is the equivalent of $3.75 per share. In accordance with NSTAR's accounting policy, if the above trend continues during the second quarter, it is probable that NSTAR will write down the combined 11.6 million shares in the second quarter of 2002. Should an impairment charge be necessary, it is probable that this could have a material adverse effect on NSTAR's result of operations for that period.

The RCN shares received, as well as the remaining interest in the joint venture related to the pending 7.5 million shares, are included in Other investments on the accompanying Condensed Consolidated Balance Sheets at their estimated fair value of approximately $33.9 million at March 31, 2002. The fair value of the 4.1 million shares currently held may increase or decrease as a result of changes in the market value of RCN common shares. As of March 31, 2002 and December 31, 2001, the market value per share of RCN was $1.41 and $2.93, respectively. The unrealized gain or loss associated with shares currently held will fluctuate due to the changes in fair value of these shares during each period and is reflected, net of associated income taxes, as a component of Other comprehensive income (loss), net on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of March 31, 2002 reflects the change since the write-down of these shares as a component of Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets.

At March 31, 2002 and December 31, 2001, NSTAR Com had $2.7 million and $2.6 million, respectively, in accounts receivable due from the joint venture. Amounts due are primarily the result of construction performed by NSTAR Com on behalf of the joint venture. The joint venture is current on its receivables to NSTAR Com.

F)  Service Quality Index

On October 29, 2001, and as subsequently updated, NSTAR Electric and NSTAR Gas filed proposed service quality plans for each company with the MDTE, which included guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plans established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. Concurrently, NSTAR Electric and NSTAR Gas also filed with the MDTE a report concerning their performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric to be refunded to customers as a credit to their bills during the month of May 2002. This refund will not have a material effect on NSTAR's consolidated financial position or results of operations.

Through March 31, 2002, NSTAR Electric's performance has met or exceeded the applicable established benchmarks; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the summer period.

Also on October 29, 2001, NSTAR Electric filed with the MDTE a comprehensive report regarding electric system performance issues encountered during the summer of 2001. The filing included detailed analyses of factors affecting performance as well as the companies' plans to address issues that were identified. On March 22, 2002, following a number of public hearings throughout the NSTAR Electric service area, the MDTE issued an order finding that NSTAR Electric had made progress in addressing the issues which initiated the investigation and requiring that NSTAR Electric submit further updated reports on specific issues on a quarterly and annual basis. NSTAR is unable to estimate its ultimate liability for future costs or penalties as a result of any further filings relating to this investigation. However, in view of NSTAR's current assessment of its electric distribution system performance responsibilities, existing legal requirements and regulatory policies, management believes it would not have a material effect on NSTAR's consolidated financial position, cash flows or results of operations for a reporting period.

G)  Contingencies

1. Environmental Matters

NSTAR's subsidiaries are involved in 24 state-regulated properties ("Massachusetts Contingency Plan, or "MCP" sites") where oil or other hazardous materials were previously spilled or released. The NSTAR subsidiaries are required to clean up or otherwise remediate these properties in accordance with specific state regulations. There are uncertainties associated with the remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. In addition to the MCP sites, NSTAR subsidiaries also face possible liability as a potentially responsible party (PRP) in the cleanup of eight multi-party hazardous waste sites in Massachusetts and other states where one or more NSTAR subsidiaries are alleged to have generated, transported or disposed of hazardous waste at the sites. NSTAR generally expects to have only a small percentage of the total potential liability for these sites. Approximately $5.7 million and $5.8 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001, respectively, related to the non-recoverable portion of these cleanup liabilities. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position. However, it is possible that additional provisions for cleanup costs that may result from a change in estimates could have an impact on the results of operations for a reporting period in the near term.

NSTAR Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action. The MDTE has approved recovery of costs associated with MGP sites over a 7-year period without carrying costs. As of March 31, 2002 and December 31, 2001, NSTAR Gas has a liability of $6.7 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a PRP.

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

2. Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are also involved in certain legal matters. Management is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

H)  Income Taxes

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2002 and the actual effective income tax rate for the year ended
December 31, 2001:

                                                       2002        2001
Statutory tax rate                                    35.0%       35.0%
State income tax, net of federal income tax benefit    5.3         5.3
Investment tax credits                                (0.7)       (0.7)
Other                                                  1.5         0.6
  Effective tax rate before write-down and tax
     valuation allowance adjustment                   41.1        40.2
Adjustment to tax valuation allowance and write-
     down of RCN investment (Federal and State)       (0.6)       57.3
  Effective tax rate                                  40.5%       97.5%
                                                      ====        ====

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets include $53.2 million and $53.4 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of March 31, 2002 and December 31, 2001, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

NSTAR had determined that it was reasonable to conclude that no current or future income tax benefit would be realized relating to the write-down of its investment in the RCN joint venture in the first quarter of 2001. As a result, NSTAR recorded in 2001 a $64.5 million tax valuation allowance for the entire tax benefit associated with this charge. In the first quarter of 2002, as a result of certain unanticipated capital gains transactions, NSTAR recognized $1.6 million of this tax benefit. As a result, the tax valuation allowance balance as of March 31, 2002 was $62.9 million. If all or a portion of this tax benefit is ultimately realized, NSTAR will reflect a corresponding reduction in income tax expense.

I)  Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net income, after deductions for preferred dividends, by the weighted average common shares outstanding during the year. SFAS No. 128, "Earnings per Share," requires the disclosure of diluted EPS. Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares is increased to include the number of dilutive potential common shares. Diluted EPS reflects the impact on shares outstanding of the deferred (nonvested) shares and stock options granted under the NSTAR 1997 Share Incentive Plan.

The following table summarizes the reconciling amounts between basic and diluted EPS:
                                             Three Months Ended March 31,
(in thousands, except per share amounts)               2002         2001


Earnings (loss) available for common shareholders  $ 34,304   $ (133,746)
Basic EPS                                          $   0.65   $    (2.52)
Diluted EPS                                        $   0.64   $    (2.52)
Weighted average common shares outstanding for
   basic EPS                                         53,033       53,033
Effect of dilutive shares:
Weighted average dilutive potential common shares       223          106
Weighted average common shares outstanding for
  diluted EPS                                        53,256       53,139
                                                   ========     ========


J)  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in over 100 cities and towns in Massachusetts. NSTAR subsidiaries also supply electricity at wholesale to municipalities. The non-utility operating segments engage in business activities that include telecommunications, district heating and cooling operations and a liquefied natural gas service.

Financial data for the operating segments were as follows:
(in thousands)                 Utility Operations     Non-utility  Consolidated
                              Electric     Gas        Operations          Total

Three months ended March 31, 2002

Operating revenues            $  573,631   $ 113,806  $   35,428    $  722,865
Segment net income            $   18,958   $  12,657  $    3,179    $   34,794

Three months ended March 31, 2001

Operating revenues            $  635,797   $ 197,174  $   31,851    $  864,822
Segment net income (loss)     $   24,796   $  16,170  $ (173,222)   $ (132,256)

Total assets

March 31, 2002                $4,450,842   $ 508,642  $  255,967    $5,215,451
December 31, 2001             $4,509,982   $ 517,659  $  300,550    $5,328,191

Item 2.  Management's Discussion and Analysis

The accompanying Management's Discussion and Analysis (MD&A) should be read in conjunction with the MD&A in NSTAR's Annual
Report on Form 10-K.

Overview

NSTAR (or "the Company") is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 246,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR
Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility operations include telecommunications - NSTAR Communications, Inc. (NSTAR Com), district heating and cooling operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation) and a liquefied natural gas service company (Hopkinton LNG Corp.).

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

NSTAR Electric has committed resources to implement a System Improvement Program to improve customer service and system reliability. This comprehensive, non-recurring System Improvement Program is being implemented to upgrade NSTAR Electric's distribution system and is expected to be completed during 2002. The cost of this program is expected to be $65 million. Approximately $11 million will be included in operations and maintenance expense in 2002 and $54 million will be invested in delivery assets during the year. Through March 31, 2002, NSTAR Electric has expended approximately $3.7 million on this Program that is included in operations and maintenance expense and an additional $9 million that is included in utility plant. A combination of unusually severe storms, record heat and extreme customer load in the Boston area led to prolonged and wide-spread outages in the summer of 2001 that underscored the need to address electric system upgrades and improve maintenance.

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

NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures NSTAR makes in its filings to the SEC. Also note that NSTAR provides in the next paragraph a cautionary discussion of risks and other uncertainties relative to its business. These are factors that could cause its actual results to differ materially from expected and historical performance. Other factors in addition to those listed here could also adversely affect NSTAR.

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

Significant Accounting Policies

The accompanying consolidated financial statements for each period presented include the activities of NSTAR's wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the prior year data to conform to the current presentation.

a.  Regulatory - Accounting

NSTAR follows accounting policies prescribed by the FERC and the MDTE. In addition, NSTAR is subject to the accounting and reporting requirements of the SEC. The accompanying condensed consolidated financial statements conform to generally accepted accounting principles (GAAP). As a rate-regulated company, NSTAR is subject to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS
71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries. The distribution business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71. This rate making process results in the recording of regulatory assets based on current and future cash inflows. As of March 31, 2002 and December 31, 2001, NSTAR has recorded regulatory assets of $968 million and $1,026 million, respectively. NSTAR continuously reviews these assets to assess its ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

b.  New Accounting Principles

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This Statement, which is effective for NSTAR in the first quarter of 2002, establishes accounting and reporting standards for acquired goodwill and other indefinite lived intangible assets. It prohibits entities from continuing amortization of these assets. Instead, goodwill and other intangible assets will be subject to review for impairment. However, in accordance with provisions of SFAS 142 and a revised amendment to SFAS 71, NSTAR will continue amortizing this asset over its estimated regulatory recovery period. NSTAR has determined that its unique regulatory rate structure, resulting from the merger and approved by the MDTE, allows for continued amortization of goodwill over the period it is collected from its customers. A significant element of this rate plan includes recovery of the acquisition premium over 40 years.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and the Long-Lived Assets to Be Disposed Of" (SFAS 121) and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. As of March 31, 2002, the implementation of this Statement had no effect on NSTAR's results of operations and financial position.

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

c.  Revenue Recognition

Utility revenues are based on authorized rates approved by the FERC and the MDTE. Estimates of transmission, distribution and transition revenues for electricity and natural gas delivered to customers but not yet billed are accrued at the end of each accounting period. The determination of unbilled revenues requires management to estimate the volume and pricing of gas and electricity delivered to customers prior to actual meter readings.

Revenues for NSTAR's non-utility subsidiaries are recognized when services are rendered or when the energy is delivered.

d.  Available for Sale Equity Securities

NSTAR records its investment in marketable equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to this standard, NSTAR continuously reviews the carrying value of its investments in marketable equity securities to assess whether any decline in the market value below its carrying value is deemed to be other-than-temporary. Unless there is evidence to the contrary, NSTAR's policy is to record an impairment charge for the decline in market value below its carrying value in situations where the decline has continued for a period of six months or more.

e.  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which requires a consideration of all pertinent facts and circumstances and the use of professional judgment. These factors affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Generating Assets Divestiture

On April 15, 2002, Florida Light and Power (FLP) Group, Inc. agreed to buy an 88% majority ownership interest in the Seabrook Nuclear Power Station for $836.6 million, including NSTAR's 3.52% ownership interest. The purchase agreement was reached through an auction process launched in late 2001. FPL Group will assume responsibility for the ultimate decommissioning of the facility and will receive the Seabrook decommissioning funds, expected to be approximately $233 million, at closing that is expected to occur in late 2002. This sale will complete the final divestiture of NSTAR's remaining regulated generating assets. NSTAR expects to receive less than its net investment in Seabrook as a result of this sale. Its remaining investment will be recovered from customers through the transition charge.

Rate and Regulatory Proceedings

An integral part of the merger creating NSTAR is the rate plan of the retail utility subsidiaries that was approved by the MDTE on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years. Refer to the "Retail Electric Rates" section of this Management's Discussion and Analysis for more information.

Goodwill relating to the merger amounted to approximately $490 million, resulting in annual amortization of goodwill of approximately $12.2 million. Costs to achieve are being amortized based on the filed estimate of $111 million over 10 years. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate, and any difference is expected to be recovered over the remainder of the amortization period commencing in 2003. A majority of costs to achieve the merger were severance costs associated with a voluntary separation program (VSP) in which approximately 700 employees elected to participate. The VSP was completed by the end of August 2000. These amounts are offset by ongoing cost savings from streamlined operations and avoidance of costs that would have otherwise been prior to the merger. Refer to the "New Accounting Principles" section of this Management's Discussion and Analysis for further information.

On October 29, 2001, and as subsequently updated, NSTAR Electric and NSTAR Gas filed proposed service quality plans for each company with the MDTE, which included guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plans established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. Concurrently, NSTAR Electric and NSTAR Gas also filed with the MDTE a report concerning their performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric to be refunded to customers as a credit to their bills during the month of May 2002. This refund will not have a material effect on NSTAR's consolidated financial position or results of operations.

Through March 31, 2002 NSTAR Electric's performance has met or exceeded the applicable established benchmarks; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the summer period.

Also on October 29, 2001, NSTAR Electric filed with the MDTE a comprehensive report regarding electric system performance issues encountered during the summer of 2001. The filing included detailed analyses of factors affecting performance as well as the companies' plans to address issues that were identified. On March 22, 2002, following a number of public hearings throughout the NSTAR Electric service area, the MDTE issued an order finding that NSTAR Electric had made progress in addressing the issues which initiated the investigation and requiring that NSTAR Electric submit further updated reports on specific issues on a quarterly and annual basis. NSTAR is unable to estimate its ultimate liability for future costs or penalties as a result of any further filings relating to this investigation. However, in view of NSTAR's current assessment of its electric distribution system performance responsibilities, existing legal requirements and regulatory policies, management believes it would not have a material effect on NSTAR's consolidated financial position, cash flows or results of operations for a reporting period.

Retail Electric Rates

The 1997 Restructuring Act requires electric distribution companies to obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier through either standard offer service or default service. Standard offer service will be available to eligible customers through 2004 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Restructuring Act. New retail customers in the NSTAR Electric service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. The price of default service is intended to reflect the average competitive market price for power. As of March 31, 2002 and December 31, 2001, NSTAR Electric had approximately 21% and 16%, respectively, of its load requirements provided by competitive suppliers.

During 2000, NSTAR Electric's accumulated cost to provide default and standard offer service was in excess of the revenues it was allowed to bill by approximately $242.7 million. On January 1 and July 1, 2001, NSTAR Electric was permitted by the MDTE to increase its rates to customers for standard offer and default service to collect this shortfall. Furthermore, when combined with the reduction in power supply costs experienced in 2001 and into the first quarter of 2002, rates were reduced on January 1, 2002 in anticipation of further reduced costs and resulted in a corresponding reduction in regulatory assets to $45.4 million and $2.1 million as of December 31, 2001 and March 31, 2002, respectively.

In December 2000, the MDTE approved a standard offer fuel index of 1.321 cents per kilowatt-hour (kWh) that was added to each NSTAR Electric company's standard offer service rates for the first half of 2001. In June 2001, the MDTE approved an additional increase of 1.23 cents per kWh effective July 1, 2001 based on a fuel adjustment formula contained in its standard offer tariffs to reflect the prices of natural gas and oil. In December 2001, the MDTE approved a decrease in this fuel index of
1.125 cents to 1.426 cents per kWh for the first quarter of 2002 based on a decrease in the cost of fuel. Effective April 1, 2002, each NSTAR Electric company's fuel index was set to zero. The MDTE has ruled that these fuel index adjustments are excluded from the 15% rate reduction requirement under the Restructuring Act.

In December 2001, NSTAR Electric filed proposed rate adjustments for 2002, including a preliminary reconciliation of costs and revenues through 2001. The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2002. The filings were updated in February 2002 to include final costs for 2001. The MDTE approved the reconciliation of costs and revenues for Boston Edison through 2000 in its approval on November 16, 2001 of a Settlement Agreement between Boston Edison and the Massachusetts Attorney General (AG) resolving all outstanding issues in Boston Edison's prior reconciliation filings. As a part of this settlement, Boston Edison agreed to reduce the costs sought to be collected through the transition charge by approximately $2.9 million as compared to the amounts that were originally sought. This settlement did not have a material adverse effect on NSTAR's consolidated financial position or results of operations.

On June 1, 2001, the MDTE issued its final orders on the reconciliation of ComElectric and Cambridge Electric's transition, standard offer service, default service and transmission costs and revenues for 1998. ComElectric and Cambridge Electric have reached a settlement with the AG regarding the 1999 and 2000 reconciliation proceedings. Under this settlement, the companies' future recovery of transition costs would be reduced by approximately $7.8 million. This settlement is not expected to have a material adverse effect on NSTAR's consolidated financial position or results of operations for a future period. This settlement is pending approval by the MDTE.

In addition to the annual rate filings referenced above, NSTAR
Electric has also made interim filings with the MDTE concerning charges for a standard offer fuel adjustment and for (market-based) default service rates, as discussed above.

Natural Gas Industry Restructuring and Rates

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

In October 2001, due to the significant decline in wholesale natural gas prices, NSTAR Gas received approval from the MDTE to reduce the CGAC factor for the period from November 1, 2001 through April 30, 2002 to $0.5261 per therm. In December 2001, NSTAR Gas received approval to further reduce its CGAC factor by 17% to $0.4350 per therm effective January 1, 2002. In January 2002, NSTAR Gas again filed and the MDTE approved a reduction of the NSTAR Gas CGAC factor that became effective February 1, 2002 to $0.3834 per therm as a result of the continuing decline in its supply costs. This represented a 59% decrease from the weighted average factor in effect during the prior winter season. NSTAR Gas received approval from the MDTE to decrease the CGAC to $0.3828 per therm effective May 1, 2002, an approximate 50% decline in rates from May 1, 2001. This filing represents the sixth time in the prior twelve-month period that NSTAR Gas has decreased the CGAC and passed those savings on to customers.

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

Results of Operations - Three Months Ended March 31, 2002 vs.
Three Months Ended March 31, 2001

The following section of Management's Discussion and Analysis compares the results of operations for each of the quarters ended March 31, 2002 and 2001, respectively, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report.

Earnings (loss) per common share were as follows:
                                 Three Months Ended March 31,
                                   2002       2001   % Change
 Basic -
 After RCN charge                $ 0.65     $(2.52)    125.8
 Before RCN charge               $ 0.65     $ 0.76     (14.5)

 Diluted -
 After RCN charge                $ 0.64     $(2.52)    125.4
 Before RCN charge               $ 0.64     $ 0.76     (15.8)

Earnings were $34.3 million, or $0.65 and $0.64 per basic and diluted common share, respectively, for the first three months of 2002. For the same period in 2001, NSTAR reported a loss of $133.7 million or $2.52 per basic and diluted common share. Results for 2001 were $40.2 million, or $0.76 per basic and diluted common share, before a non-cash, after-tax charge of $173.9 million, or $3.28 per basic share, related to NSTAR's investment in RCN Corporation (RCN) discussed below. Factors that contributed to the $5.9 million, or 14.7%, decline in the current quarter's earnings before last year's non-cash, after-tax charge include the unseasonably warm winter weather conditions during 2002 and the impact on the region of the economic slowdown particularly in the commercial and industrial sectors. These negative factors contributed significantly to a 3.8% decrease in retail kWh sales and a 14.7% decrease in firm gas sales. In addition, there were lower available earned mitigation incentive revenues of $2.2 million. Positive factors during the current quarter included a decrease of approximately $2 million in operations and maintenance expense, a $1.6 million deferred tax benefit resulting from an adjustment to NSTAR's tax valuation allowance, lower long and short-term borrowing costs of $4.1 million, net of regulatory interest and a $1 million decrease in preferred dividends as a result of the redemption of Boston Edison's Cumulative Preferred Stock, 8% Series in December 2001.

Operations and maintenance expense during the quarter ended March
31, 2002 includes approximately $3.7 million expended in connection with the implementation of the System Improvement
Program, as discussed in this section, and resulted in a $0.04 reduction in earnings per share for the current quarter.

Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares decreased significantly during the latter part of 2000 and continued in 2001. As a result, in the first quarter of 2001, management determined that this decline in market value was "other-than-temporary" in accordance with the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and recorded a non-cash, after-tax charge of $173.9 million. The market value of RCN common shares has continued to decline during 2002.
Should this trend continue for a period of six months or longer, NSTAR may be required to recognize an additional impairment charge in the second quarter of 2002. Management cannot determine whether this trend will continue or if or when this sector or RCN's common share value will recover. Should an impairment charge be necessary, it is probable that this could have a material adverse effect on NSTAR's result of operations for that period.

The results of operations for the three-month period ended March
31, 2002 are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the accompanying
Unaudited Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues for the first three months of 2002 decreased
16% from the same period in 2001 as follows:
  (in thousands)
  Retail electric revenues                      $ (44,019)
  Wholesale electric revenues                      (6,488)
  Gas sales revenues                              (85,456)
  Other revenues                                   (5,994)
    Decrease in operating revenues              $(141,957)
                                                ==========

The decrease in operating revenues was significantly impacted by the decline in standard offer and default rates charged to customers, above-normal temperatures during the current period as shown by the decline in heating degree days in the table below and the downturn in the economy.

Retail electric revenues were $540.6 million in the first quarter of 2002 compared to $584.6 million in the same period of 2001, a decrease of $44 million, or 8%. The change in retail revenues includes a 3.8% decline in retail kilowatt-hour (kWh) sales, lower rates implemented in January 2002 for standard offer and default services which, when combined with lower kWh sales, resulted in a decrease in retail revenues of $21.2 million. Transition revenues were $15.4 million lower due to a decline in rates and revenue related to demand-side management programs were $3.6 million lower due to the timing of program expenditures.
The decline in transition revenues includes a $2.2 million decline in earned mitigation incentive revenues that were allowed for successfully lowering transition charges. Transmission revenues increased by $6.6 million but were nearly offset by lower distribution revenues of $6.1 million. The change in NSTAR's retail revenues related to standard offer, default services and demand-side management are fully reconciled to the costs incurred and have no impact on net income.

The 3.8% decrease in the current quarter's retail kWh sales primarily reflects declines in the residential and commercial sectors. NSTAR Electric's sales to residential and commercial customers were approximately 32% and 58%, respectively, of its total retail sales mix for the current quarter and provided 51% and 41% of distribution revenue, respectively. In 2002, the Boston hotel occupancy rate was down 11.5% when compared to 2001. The office vacancy rate remains comparably high. The unemployment rate in Boston was approximately 4% during the first quarter of this year as compared to approximately 2% in the same period in 2001. Industrial sector sales declined 3.5% due primarily to a slowdown in economic conditions that resulted from reduced production or facility closings. The industrial sector comprises approximately 9% of NSTAR's energy sales and 5% of distribution revenue.

Weather conditions greatly impact the change in electric and, to a larger extent, gas sales and revenues in NSTAR's service area. The first quarter period of 2002 was significantly warmer than the same period in 2001 and was the warmest December through February period on record, with March being above last year and normal. Below is comparative information on heating degree days for the three-month periods ending March 31, 2002 and 2001 and the number of degree days in a "normal" first quarter period as represented by a 30-year average.

                                                              Normal
                                                              30-Year
						        2002      2001    Average

Heating degree days                        3,362     4,009     3,967
  Percentage change from prior year       (16.1)%     7.7%
  Percentage change from 30-year average  (15.3)%     1.1%

Wholesale electric revenues were $19.3 million in the first quarter of 2002 compared to $25.8 million in the same period of 2001, a decrease of $6.5 million, or 25%. This increase in wholesale revenues reflects a 8.7% decrease in kWh sales and a decline in rates. Amounts collected from wholesale customers have no impact on net income.

Gas sales revenues were $111.8 million in the first quarter of 2002 compared to $197.3 million in the same period of 2001, a decrease of $85.5 million, or 43%. The decrease in revenues is attributable to the 14.7% decline in Billions of British Thermal Unit (BBTU) sales due to the warmer weather, the economic slowdown particularly evident in the commercial and industrial sectors and an approximate 50% decline in the cost of gas since the same period in 2001. NSTAR Gas' firm sales to residential, commercial and industrial customers were approximately 53%, 35% and 7%, respectively, of total firm sales for the current three-month period.

Other revenues were $51.2 million in the first quarter of 2002 compared to $57.2 million in the same period of 2001, a decrease of $6 million, or 10%. This decrease primarily reflects lower revenues from NSTAR Communications and lower steam revenues due to a milder winter period.

Operating expenses

Purchased power costs were $358 million in the first quarter of 2002 compared to $398.2 million in the same period of 2001, a decrease of $40.2 million, or 10%. The decrease in expense reflects lower purchased power requirements due to a 3.8% decrease in retail sales, an 8.7% decrease in wholesale sales and lower costs that reflect the prices of natural gas and oil. Included in the current and prior period was $45.8 million and $36.1 million, respectively, that reflects the recognition of previously deferred standard offer and default service supply cost resulting from the current period collection of these costs. NSTAR adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings. The cost of gas sold, representing NSTAR Gas' supply expense, was $55.3 million for the first quarter of 2002 compared to $132.5 million in the same period of 2001, a decrease of $77.2 million, or 58%, due to the recognition of the lower cost of gas supply and the significant reduction in sales due to milder weather conditions. These expenses are also fully reconciled to the current level of revenues collected.

Operations and maintenance expense was $106.3 million in the first quarter of 2002 compared to $108.3 million in the same period of 2001, a decrease of $2 million, or 2%. This decrease reflects reduced expensed labor and overhead costs, the absence of $3.7 million in storm costs incurred in the first quarter of 2001 and a decline in bad debt expense of $1 million. These reductions were partially offset by increased benefit costs of $6.5 million and corrective electric systems maintenance of $3.7 million in connection with the non-recurring System Improvement Program.

Depreciation and amortization expense was $60.6 million in the first quarter of 2002 compared to $59.1 million in the same period of 2001, an increase of $1.5 million, or 3%. The increase primarily reflects higher depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $16.4 million in the first quarter of 2002 compared to $19.6 million in the same period of 2001, a decrease of $3.2 million, or 16%, primarily due to timing of DSM expense which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings. In addition, NSTAR earns incentive amounts in return for increased customer participation.

Property and other taxes were $27 million in the first quarter of 2002 compared to $27.1 million in the same period of 2001, a decrease of $0.1 million, or 0.4%. This slight decrease was due to lower payroll taxes that were partially offset by higher overall municipal property taxes, particularly for the City of Boston.

Income taxes from operations were $22.5 million in the first quarter of 2002 compared to $30.7 million in the same period of 2001, a decrease of $8.2 million, or 27%, reflecting lower pre-tax operating income.

Other income (deductions)

Other income was $1.5 million in the first quarter of 2002 compared to other deductions of $175.5 million in the same period of 2001, a net increase in income of $177 million due to the absence in the current period of the aforementioned non-cash, after-tax charge of $173.9 million related to the carrying value of the RCN investment that is discussed more fully below.

In 2002, the increase in other income was due primarily to a deferred tax valuation allowance reserve account adjustment for $1.6 million and the recognition of a gain of $1.5 million resulting from the partial sale of equity securities. Partially offsetting these gains was lower earnings from merchandising and jobbing of heating products.

Interest charges

Interest on long-term debt and transition property securitization certificates was $37.8 million in the first quarter of 2002 compared to $40.4 million in the same period of 2001, a decrease of $2.6 million, or 6%. The decrease in interest expense reflects the retirement of $24.3 million in Boston Edison 9.375% Debentures in August 2001, NSTAR Gas' of 8.99% Bonds in December 2001, ComElectric's 9.3%, $30 million Term Loan in January 2002, additional sinking fund payments and the reduction in transition property securitization certificates outstanding resulting in reduced interest expense of nearly $1 million.

Short-term and other interest expense was $5.4 million in the first quarter of 2002 compared to $10.1 million in the same period of 2001, a decrease of $4.7 million, or 47%. Despite a higher average level of debt outstanding, this decrease was partly due to a significant reduction in short-term borrowing rates. The reduction in short-term and other interest costs was partially offset by a $3.1 million increase in regulatory interest due to a reduction in the under-collection of regulatory deferrals. The increase in borrowing is primarily the result of increased working capital requirements.

Liquidity

NSTAR's short-term debt decreased by $34 million to $591 million at March 31, 2002 as compared to $625 million at December 31, 2001. The decrease resulted primarily from $187 million of cash flows provided by operating activities, offset by $83 million of cash flows used in investing activities and $75 million of cash flows used in financing activities excluding the change in short-term debt.

Period to period fluctuations in the levels of net cash provided by operating activities for the three-month periods ended March
31, 2002 and 2001 are not indicative of the results that may be expected for an entire year.

The net cash provided by operating activities of $187 million was partially attributable to net earnings of $35 million which, when adjusted for depreciation and amortization and deferred income taxes and investment tax credits, provided $113 million of operating cash. Also contributing to operating cash was a decrease in receivables of $89 million, which was partially offset by an increase in fuel inventories and a decrease in payables of $11 million and $37 million, respectively. Included in the decrease in receivables was the receipt of $64 million associated with the non-recurring construction financing of the Summit, NSTAR's corporate office building. The net cash used in investing activities of $83 million was utilized primarily for capital expenditures and included $27 million expended on the Summit and $9 million associated with the non-recurring System Improvement Program. The net cash used in financing activities of $109 million was primarily the result of short-term borrowings of $34 million, long-term redemptions of $31 million, dividends paid of $29 million and sinking fund payments of $16 million.

Net working capital, excluding short-term borrowings and the current portion of long-term debt, increased by $131 million to $73 million for the three months ended March 31, 2002 as compared to $(58) million for the same period in 2001. This increase is mainly attributable to lower accounts receivable balances and receipt of funds due NSTAR in connection with the Summit.
Further contributing to this increase in working capital was a reduction of $23 million in the level of estimated income tax payments.

The Company's primary estimated future uses of cash for 2002 include dividend payments, capital expenditures and debt reductions.

NSTAR's internally generated funds consist of cash flows from operating activities, adjusted to exclude changes in working capital and the payment of dividends. NSTAR companies supplement internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings.

The capital spending level forecasted for 2002 is $315 million, which includes approximately $271 million for electric and gas operations and the balance for other capital requirements of non-utility ventures. Also, included in this level of spending are $54 million of costs associated with NSTAR's System Improvement Program. For the three-month period ended March 31, 2002, capital spending was $85.5 million and includes approximately $9 million related to the System Improvement Program and $27 million made in connection with a new corporate office building. Management continuously reviews its capital expenditure and financing programs. These programs and, therefore, the estimates included in this Form 10-Q are subject to revision due to changes in regulatory requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

In the three-month period ended March 31, 2002, debt financing activities included the net pay-down of $33.5 million in short-term debt, the retirement of $16 million in securitization certificates and the retirement of Com/Electric's 9.3%, $30 million Term Loan in January. In 2001, financing activities included redemptions of securitization certificates of $62 million, redemption of all 500,000 shares outstanding of Boston Edison's Cumulative Preferred Stock, 8% Series, at the mandatory redemption price of $100 per share, the early redemption of $24.3 million 9.375% debentures, and other scheduled sinking fund payments. There were no new long-term debt issuances in the three-month period ended March 31, 2002 or in 2001.

NSTAR and Boston Edison have no covenant requirements under their long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have covenant requirements under their long-term debt arrangements and were in compliance at March 31, 2002 and December 31, 2001.

NSTAR has a $450 million revolving credit agreement with a group of banks effective through November 2002. At March 31, 2002 and December 31, 2001, there were no amounts outstanding under this revolving credit agreement. This arrangement serves as back-up to NSTAR's $450 million commercial paper program that, at March 31, 2002 and December 31, 2001, had $309.5 million and $315.5 million outstanding, respectively. NSTAR anticipates renewing its revolving credit agreement under similar terms.

Boston Edison has approval from the FERC to issue up to $350 million of short-term debt until December 31, 2002. On April 30, 2002, Boston Edison filed with the FERC for authorization to issue short-term debt securities from time to time on or before December 31, 2004, with maturity dates no later than December 31, 2005, in amounts such that the aggregate principal does not exceed $350 million at any one time. Boston Edison has a $300 million revolving credit agreement with a group of banks effective through December 2002. At March 31, 2002 and December 31, 2001, there were no amounts outstanding under this revolving credit agreement. This arrangement serves as back-up to Boston Edison's $300 million commercial paper program that, at March 31, 2002 and December 31, 2001, had outstanding balances of $187 million and $191.5 million, respectively. Separately, Boston Edison, effective in July 2001, has an additional $50 million line of credit and had $15 million outstanding at March 31, 2002 and $0 at December 31, 2001.

Boston Edison has approval from the MDTE to issue from time to time up to $500 million of long-term debt securities through 2002. In connection with this, on February 20, 2001, Boston Edison filed a registration statement on Form S-3 with the SEC, using a shelf registration process, to issue up to $500 million in debt securities. The SEC declared the registration statement effective on February 28, 2001. When issued, Boston Edison will use the proceeds to pay at maturity long-term debt and equity securities, refinance short-term debt and for other corporate purposes. No issuance of debt securities was made during 2001 or thus far in 2002 under this authorization.

In addition, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $190 million available under several lines of credit. Approximately $79.8 million and $118 million was outstanding under these lines of credit at March 31, 2002 and December 31, 2001, respectively. ComElectric, Cambridge Electric and Canal have approval from FERC to issue short-term debt with amounts ranging from $60 million to $100 million until November 30, 2002, June 28, 2002 and June 15, 2002, respectively. On April 30, 2002, ComElectric and Cambridge Electric each filed with the FERC for authorization to issue short-term debt securities from time to time on or before November 30, 2004 and June 28, 2004, with maturity dates no later than November 30, 2005 and June 28, 2005, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

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

NSTAR continues to evaluate the carrying value of its entire investment in RCN, as well as its investment in other telecommunication activities. Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares decreased significantly during the later part of 2000 and continued in 2001. As a result, in the first quarter of 2001, management determined that this decline in market value was "other-than-temporary" in accordance with the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Also, during the first quarter of 2001, the status of the amendment to the Joint Venture Agreement with RCN regarding the
7.5 million shares led management to determine that its investment in the joint venture was also impaired based on future market expectations for RCN common shares related to this investment.

As a result, NSTAR Com recognized an impairment of its entire investment in RCN in the first quarter of 2001. This write-down resulted in a non-cash, after-tax charge of $173.9 million that is reported on the accompanying Condensed Consolidated Statements of Income as "Write-down of RCN investment, net."

After continual discussions and negotiations, NSTAR Com expects to finalize revisions to the October 2000 agreement and management anticipates having a definitive amended Joint Venture Agreement prior to June 30, 2002. Upon finalization of the amended Joint Venture Agreement and receipt of the remaining 7.5 million shares, NSTAR will be required to adjust its carrying value to the market value of the RCN shares received as of that date. The market value of RCN common shares has continued to decline during 2002 and has not closed above NSTAR's carrying value of $3.75 per share since November 27, 2001. Should this trend continue for a period of six months or longer, NSTAR may be required to recognize an additional impairment charge in the second quarter of 2002. Management cannot determine whether this trend will continue or if or when this sector or RCN's common share value will recover. The current carrying value associated with its entire investment is $43.5 million and is the equivalent of $3.75 per share. In accordance with NSTAR's accounting policy, if the above trend continues during the second quarter, it is probable that NSTAR will write down the combined 11.6 million shares in the second quarter of 2002. Should an impairment charge be necessary, it is probable that this could have a material adverse effect on NSTAR's result of operations for that period.

The RCN shares received, as well as the remaining interest in the joint venture related to the pending 7.5 million shares, are included in Other investments on the accompanying Condensed Consolidated Balance Sheets at their estimated fair value of approximately $33.9 million at March 31, 2002. The fair value of the 4.1 million shares currently held may increase or decrease as a result of changes in the market value of RCN common shares. As of March 31, 2002 and December 31, 2001, the market value per share of RCN was $1.41 and $2.93, respectively. The unrealized gain or loss associated with shares currently held will fluctuate due to the changes in fair value of these shares during each period and is reflected, net of associated income taxes, as a component of Other comprehensive income (loss), net on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of March 31, 2002 reflects the change since the write-down of these shares as a component of Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets.

At March 31, 2002 and December 31, 2001, NSTAR Com had $2.7 million and $2.6 million, respectively, in accounts receivable due from the joint venture. Amounts due are primarily the result of construction performed by NSTAR Com on behalf of the joint venture. The joint venture is current on its receivables to NSTAR Com.

Performance Assurances and Financial Guarantees

NSTAR Electric has entered into a series of purchased power agreements to meet its default service supply obligations and its remaining unmet standard offer supply obligations through December 31, 2002. NSTAR Electric is recovering all of the payments it is making to suppliers and has financial and performance assurances and financial guarantees in place with those suppliers to protect NSTAR Electric from risk in the unlikely event any of its suppliers encounter financial difficulties or fail to maintain an investment grade credit rating. In connection with certain of these agreements, should, in the unlikely event, an individual NSTAR Electric distribution company receive a credit rating below investment grade, that company potentially could be required to obtain certain financial commitments, including but not limited to, letters of credit.

Other Investments

NSTAR has investments in John Hancock Financial Services, Inc. and MetLife, Inc. These securities are currently available for sale and are included in Other investments on the accompanying Condensed Consolidated Balance Sheets. The value of these common shares was adjusted to reflect market values as of March 31, 2002 and December 31, 2001. The unrealized gain or loss associated with these shares will fluctuate due to changes in current market values and is reflected, net of applicable income taxes, as a component of Comprehensive income (loss) on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of March 31, 2002 and December 31, 2001 is reflected as a component of Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets. During the first quarter of 2002, NSTAR sold 75,000 shares of John Hancock for approximately $2.8 million and recognized a gain of approximately $1.5 million.


Part II - Other Information

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

There have been no material changes since year-end.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of NSTAR was held on April 25, 2002. The holders of NSTAR's Common Shares elected three Class III trustees to serve until the Annual Meeting to be held in the year 2005 and until the election and qualification of their respective successors. In addition, the holders of NSTAR's Common Shares approved an amendment to the NSTAR 1997 Share Incentive Plan to authorize the issuance of an additional two million shares under the Plan. Proxies for 45,268,521 shares of the 53,032,546 shares entitled to vote were present at the Annual Meeting, constituting a quorum.

Proposal 1 - Election of Trustees

The following table sets forth the names of the three persons elected at the Annual Meeting to serve as trustees until 2005 and the number of votes cast for or withheld with respect to each person.  Trustees are elected by a plurality of votes present and entitled to vote at the Annual Meeting.
Class III Trustee                  Votes For     Votes Withheld

Charles K. Gifford                 44,009,523       1,258,998
Paul A. LaCamera                   44,033,389       1,235,132
Sherry H. Penney                   44,012,067       1,256,454

Proposal 2 - Amendment to the NSTAR 1997 Share Incentive Plan

In the matter of the number of votes cast for, against or withheld with respect to approval of an Amendment to the NSTAR 1997 Share Incentive Plan to authorize the issuance of an additional two million shares under the Plan, 35,928,122 votes were cast for this proposal, 8,339,812 votes were against and 1,000,587 votes abstained. Approval of the Amendment received the required majority of the Common Shares represented and entitled to vote at the Annual Meeting. Following such approval, a Registration Statement on Form S-8 was filed with the Securities and Exchange Commission covering both these additional two million shares and one million shares authorized by the Board of Trustees in January, 2002 to fund the NSTAR Savings Plan.

Item 5. Other Information

At the time of the Annual Meeting of Shareholders on April 25, 2002, Sheldon A. Buckler retired from the Board of Trustees. In addition, Daniel Dennis, a Managing Partner and founder of Daniel Dennis & Company LLP, CPA, was appointed a Trustee in March, 2002.

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

                    Form S-8 Registration Statement filed by NSTAR on April 30, 2002 (File No. 333-87272); Post-
                    effective Amendment to Form S-4 on form S-3 filed by NSTAR on August 19, 1999 (File No.
                    333-78285); Post-effective Amendment to form S-
                    4 on Form S-8 filed by NSTAR on August 19,
                    1999 (File No. 333-78285); Form S-8
                    Registration Statement filed by NSTAR on August 19, 1999 (File No. 333-85559); Form S-4
                    Registration Statement filed by NSTAR on May
                    12, 1999 (File No. 333-78285).

b)  No Form 8-K was filed with the Securities and Exchange
    Commission during the first quarter of 2002.


                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NSTAR
                                             (Registrant)



Date: May 9, 2002                     /s/ R. J. WEAFER, JR.
                                      Robert J. Weafer, Jr.
                                      Vice President, Controller
                                      and Chief Accounting Officer
