Form 10-Q
period 2002-06-30
NSTAR/MA
filed 2002-08-14
CIK 1035675

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2002


                               or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was
required to file such reports), and (2) has been
subject tosuch filing requirements for the past
90 days. Yes   x     No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at August 12, 2002
Common Shares, $1 par value              53,032,546 shares

Part I - Financial Information
Item 1.  Financial Statements

                              NSTAR
           Condensed Consolidated Statements of Income
                           (Unaudited)
        (in thousands, except earnings (loss) per share)
                                        Three Months Ended      Six Months Ended
                                              June 30,                June 30,
                                          2002        2001        2002        2001
Operating revenues                    $600,446    $732,273  $1,323,311  $1,597,095
Operating expenses:
  Purchased power and cost of gas sold 307,140     434,374     720,471     965,135
  Operations and maintenance           108,636      95,030     214,889     203,326
  Depreciation and amortization         56,883      55,047     117,508     114,120
  Demand side management and
    renewable energy programs           15,447      18,700      31,872      38,332
  Property and other taxes              24,152      22,464      51,201      49,576
  Income taxes                          19,127      24,981      41,594      55,661
    Total operating expenses           531,385     650,596   1,177,535   1,426,150

Operating income                        69,061      81,677     145,776     170,945

Other income (deductions):
  Write-down of RCNinvestment, net     (27,601)          -     (27,601)   (173,944)
  Other income, net                      5,898       2,460       7,422         879
                                       (21,703)      2,460     (20,179)   (173,065)
Operating and other income              47,358      84,137     125,597      (2,120)
Interest charges:
  Long term debt                        28,016      29,603      56,038      59,224
  Transition property
    securitization certificates          9,325      10,431      19,130      21,229
  Short-term and other                   4,488       8,592      10,385      15,987
  Allowance for borrowed
funds used  during construction           (161)     (2,199)       (440)     (4,014)
      Total interest charges            41,668      46,427      85,113      92,426
Net income (loss)                        5,690      37,710      40,484     (94,546)
Preferred stock dividends of subsidiary    490       1,490         980       2,980
Earnings (loss) available for
common shareholders                   $  5,200    $ 36,220  $   39,504  $  (97,526)
                                      ========    ========   =========  =========

Weighted average common shares outstanding:
    Basic                               53,033      53,033      53,033      53,033
                                        ======      ======      ======      ======
    Diluted                             53,331      53,214      53,294      53,178
                                        ======      ======      ======      ======
Earnings (loss) per common share:
    Basic                                $0.10       $0.68       $0.75      $(1.84)
                                         =====       =====       =====       ======
    Diluted                              $0.10       $0.68       $0.74      $(1.84)
                                         =====       =====        =====      ======
Dividends declared per common share      $0.53      $0.515       $1.06       $1.03
                                         =====       =====       =====       ======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
Condensed Consolidated Statements of Comprehensive Income (Loss)
                           (Unaudited)
                         (in thousands)

                                   Three Months Ended   Six Months Ended
                                       June 30,              June 30,
                                    2002       2001       2002       2001

Net income (loss)                $ 5,690    $37,710    $40,484   $(94,546)
Other comprehensive income, net:
  Unrealized gain (loss) on
    investments                    4,506      8,353       (893)    41,493
Comprehensive income (loss)      $10,196    $46,063    $39,591   $(53,053)
                                 =======    =======    =======   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)

                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                        2002         2001       2002        2001

Balance at the beginning
of  the period                      $340,335     $285,970   $334,138    $447,087

Add (Deduct):
  Net income (loss)                    5,690       37,710     40,484     (94,546)
    Subtotal                         346,025      323,680    374,622     352,541
Deduct:
Dividends declared:
  Common shares                       28,109       27,312     56,216      54,623
  Preferred stock                        490        1,490        980       2,980
    Subtotal                          28,599       28,802    57,196       57,603
Provision for preferred stock
  redemption and issuance costs            -           60          -         120
Balance at the end of the period    $317,426     $294,818   $317,426    $294,818
                                    ========     ========   ========    ========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)

                                                June 30,    December 31,
                                                   2002            2001

Assets
Utility plant in service, at original cost  $ 3,986,096     $ 3,853,295
  Less: accumulated depreciation              1,335,968       1,300,868
                                              2,650,128       2,552,427
Construction work in progress                    75,396          72,957
  Net utility plant                           2,725,524       2,625,384

Non-utility property, net                       110,775         106,007

Goodwill                                        457,500         463,626
Equity investments                               21,387          22,560
Other investments                                49,068          73,104

Current assets:
  Cash and cash equivalents                         601          11,655
  Restricted cash                                23,116          22,966
  Accounts receivable, net                      293,332         485,687
  Accrued unbilled revenues                      47,456          51,061
  Fuel, materials and supplies, at average cost  53,888          53,276
  Other                                          20,703          33,599
    Total current assets                        439,096         658,244

Deferred debits:
  Regulatory assets - other                     963,249       1,026,241
  Power contracts                               656,282               -
  Prepaid pension cost                          238,114         218,713
  Other                                         121,904         134,312

  Total assets                              $ 5,782,899     $ 5,328,191
                                            ===========     ===========






The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)

                                                   June 30,      December 31,
                                                       2002              2001
Capitalization and Liabilities
Common equity:
  Common shares, par value $1 per share
    (53,032,546 shares issued and outstanding)  $    53,033       $    53,033
  Premium on common shares                          870,386           873,664
  Retained earnings                                 317,426           334,138
    Total common equity                           1,240,845         1,260,835

Accumulated other comprehensive income                  868             1,761

Cumulative non-mandatory redeemable
  preferred stock of subsidiary                      43,000            43,000

Long-term debt                                    1,210,604         1,377,899
Transition property securitization
  certificates                                      479,500           513,904
    Total long-term debt                          1,690,104         1,891,803

    Total capitalization                          2,974,817         3,197,399

Current liabilities:
  Long-term debt                                    171,422            37,676
  Transition property securitization
     certificates                                    42,565            40,972
  Notes payable                                     543,900           624,847
  Accounts payable                                  174,115           209,821
  Deferred taxes                                     54,462            41,985
  Accrued interest                                   32,214            29,224
  Dividends payable                                  28,434            28,434
  Other                                             250,883           250,540
    Total current liabilities                     1,297,995         1,263,499

Deferred credits:
  Accumulated deferred income taxes                 620,308           616,743
  Accumulated deferred investment tax credits        36,888            37,877
  Power contracts                                   704,628            53,041
  Other                                             148,263           159,632
                                                  1,510,087           867,293

Commitments and contingencies

    Total capitalization and liabilities        $ 5,782,899       $ 5,328,191
                                                ===========       ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)
                                             Six Months Ended June 30,
                                                    2002         2001

Operating activities:
  Net income (loss)                            $  40,484    $  (94,546)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                117,508       114,120
    Deferred income taxes and investment
      tax credits                                 17,254       (29,337)
    Loss on write-down of RCN investment          27,601       168,376
    Allowance for borrowed funds used
     during construction                            (440)       (4,014)
  Net changes in working capital                 188,198        (3,187)
  Other, net                                     (38,056)     (125,471)
Net cash provided by operating activities        352,549        25,941

Investing activities:
  Plant expenditures (excluding AFUDC)          (168,072)       (94,872)
  Other investments                                8,973            915
Net cash used in investing activities           (159,099)       (93,957)

Financing activities:
  Long-term debt redemptions                     (33,550)        (1,250)
  Transition property securitization
    certificates redemptions                     (32,811)       (30,702)
  Net change in notes payable                    (80,947)       143,450
  Dividends paid                                 (57,196)       (57,604)
Net cash (used in) provided by financing
  activities                                    (204,504)        53,894

Net decrease in cash and cash equivalents        (11,054)       (14,122)
Cash and cash equivalents at beginning of year    11,655         21,873
Cash and cash equivalents at end of period     $     601      $   7,751
                                               =========      =========

Supplemental disclosures of cash flow
  information:

Cash paid during the period for:
  Interest, net of amounts capitalized         $  76,449      $  88,647
                                               =========      =========
  Income taxes                                 $  19,453      $ 133,994
                                               =========      =========
Supplemental disclosure of investing activity:                $   4,537
Investment in common shares                                   =========

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

B)  Basis of Presentation

The financial information presented as of June 30, 2002 and for the periods ended June 30, 2002 and 2001 have been prepared from NSTAR's books and records without audit by independent accountants. Financial information as of December 31, 2001 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by generally accepted accounting principles (GAAP). In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.
Certain reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the three or six months ended June 30, 2002 and 2001 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather conditions. Gas sales and revenues are typically higher in the winter months than during other periods of the year.

C)  Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS)
No. 146 "Accounting for Costs Associated with Exit or
Disposal Activities" (SFAS 146) that requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. NSTAR is required to comply with SFAS 146 beginning January 1, 2003. NSTAR is in the process of assessing the provisions of SFAS 146 in order to determine its impact on its financial position and results of operations.

As of January 1, 2001, NSTAR adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, (collectively, SFAS 133). SFAS 133 established accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in such contracts as fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. Previously, all of NSTAR's commodity purchased power contracts were exempt from this accounting treatment under the normal purchase and sales exception of SFAS 133. As a result, these contracts were not marked to market and has not been reflected on the Consolidated Balance Sheets.

Refer to Note F "Derivative Instruments" for further discussion.

D)  Amortization of Merger Related Costs

The merger creating NSTAR was accounted for using the purchase method of accounting. The premium (Goodwill) associated with this acquisition amounted to approximately $490 million, while the original estimate of transaction and integration costs to achieve the merger was $111 million. The merger premium is reflected on the accompanying Condensed Consolidated Balance Sheets as Goodwill. This premium will continue to be amortized over 40 years and amounts to approximately $12.2 million annually, while the costs to achieve (CTA) are being amortized over 10 years. CTA are the costs incurred to execute the merger including the employee costs for a voluntary severance program, costs of financial advisers, legal costs, transaction costs and systems integration costs. CTA is being amortized at an annual rate of $11.1 million based on the original rate plan. NSTAR expects to be required by the Massachusetts Department of Telecommunications and Energy (MDTE) to reconcile the actual CTA costs incurred with the original estimate. This reconciliation will include a final accounting of the deductibility for income tax purposes of each component of CTA. The total CTA is approximately $144 million. This increase from the original estimate is partially mitigated by the fact that the portion of CTA that is not deductible for income tax purposes is approximately $20 million lower than the original estimate.

In June 2001, FASB and SFAS No.142, "Goodwill and Other Intangible Assets" (SFAS 142). This Statement, which was effective for
NSTAR in the first quarter of 2002, establishes accounting and reporting standards for acquired goodwill and other indefinite lived intangible assets. It prohibits entities from continuing amortization of these assets. Instead, goodwill and other intangible assets are subject to review for impairment. However, in accordance with the provisions of SFAS 142 and a revised amendment to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation,"
NSTAR will continue amortizing this asset over its estimated regulatory recovery period. NSTAR has determined that its regulatory rate structure, resulting from the merger and approved by the MDTE, supports the continued amortization of goodwill over the period it is collected from its customers. A significant element of this rate plan includes amortization of the acquisition premium over 40 years.

E)  Investments - Available for Sale Securities

NSTAR classifies its investment in marketable securities as available for sale. These investments include 11.6 million common shares of RCN Corporation and approximately 73,400 common shares of John Hancock Financial Services, Inc. (John Hancock) with market values of approximately $15.8 million and $2.6 million, respectively, at June 30, 2002. During the first half of 2002, NSTAR sold 75,000 shares of John Hancock and its investment of approximately 141,000 shares of MetLife, Inc. for approximately $7.2 million and recognized a gain of approximately $3.9 million. These shares were obtained through the demutualization of John Hancock and MetLife. NSTAR includes any unrealized gains or losses on these securities in Accumulated other comprehensive income, net on the accompanying Condensed Consolidated Balance Sheets.

F)  Derivative Instruments

NSTAR adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), effective January 1, 2001. The accounting for derivative financial instruments is subject to change based on the guidance received from the Derivative Implementation Group (DIG) of FASB. The DIG issued C15, on October 10, 2001, which specifically addressed the interpretation of clearly and closely related contracts that qualify for the normal purchase and sales exception under SFAS
133. The conclusion reached by the DIG was that contracts with a pricing mechanism that is subject to future adjustment based on a generic index that is not specifically related to the contracted service commodity, generally would not qualify for the normal purchase and sales exception.

On April 1, 2002, the effective date of DIG C15, NSTAR adopted the interpretation of this guidance and began marking to market certain of its long-term purchased power contracts that previously qualified for the normal purchase and sale exception. NSTAR has six purchased power contracts that contain components with pricing mechanisms that are based on a generic index, such as the GNP or CPI and are applied to in significant factors of these agreements. Therefore, as required by the interpretation of C-15, NSTAR has recorded these contracts at fair value on its accompanying Condensed Consolidated Balance Sheets in the second quarter of 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of these contracts as of June 30, 2002 of approximately $656 million and is a component of Power contracts on the accompanying Condensed Consolidated Balance Sheets. NSTAR has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of these contracts through its transition charge. Therefore, as a result of this regulatory treatment, the recording of these contracts on its accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

NSTAR has other purchased power contracts in which the fair value is significantly above-market. However, these contracts have met the criteria for normal purchase and sales exception and have not been recorded on the accompanying Condensed Consolidated Balance Sheets. The above market portion of these contracts is currently being recovered through the transition charge.

NSTAR will continue to monitor any further guidance that may result from FASB revisions and clarifications to SFAS 133. Based on NSTAR's assessment to date, the adoption of SFAS 133 has not had a material effect on its results of operations, cash flows, or financial position.

G)  RCN Joint Venture and Investment Conversion

NSTAR Com participated in a telecommunications venture with RCN Telecom Services, Inc. of Massachusetts, a subsidiary of RCN Corporation (RCN). NSTAR Com accounted for its equity investment in the joint venture using the equity method of accounting. As part of the Joint Venture Agreement, NSTAR Com had the option to exchange portions of its joint venture interest for common shares of RCN at specified periods.

On April 6, 2000, NSTAR Com issued its third and final notice to exchange substantially all of its remaining interest in the joint venture into common shares of RCN. Effective with the third notice, NSTAR Com's profit and loss sharing ratio was reduced to zero.

On October 18, 2000, NSTAR Com and RCN signed an agreement in principle to amend the Joint Venture Agreement. Although the agreement was subject to ongoing negotiations, this proposal established, among other items, the number of shares to be received upon finalization of the agreement for the third conversion of NSTAR Com's remaining equity investment at 7.5 million shares.

On June 19, 2002, NSTAR Com and RCN finalized negotiations on an Amended Joint Venture Agreement and NSTAR Com received the anticipated 7.5 million shares resulting from its final exchange of its investment in the RCN joint venture. With the receipt of these shares, NSTAR Com holds approximately 11.6 million RCN common shares, or approximately 10.6% of RCN's outstanding common shares. Prior to this final exchange, NSTAR Com had received approximately 4.1 million shares of RCN resulting from the two previous exchanges.

In accordance with its accounting policies, NSTAR Com continuously evaluates the carrying value of its investment in RCN. Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares decreased significantly during the later part of 2000 and continued to decrease in 2001. As a result, in the first quarter of 2001, management determined that this decline in market value was "other-than-temporary" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

NSTAR Com recognized an impairment of its entire investment in RCN, in the first quarter of 2001. This write-down resulted in a non-cash, after-tax charge of $173.9 million that is reported on the accompanying Condensed Consolidated Statements of Income as "Write-down of RCN investment, net."

During 2002, the market value of RCN common shares continued to decline and had not closed above NSTAR's carrying value of $3.75 per share since November 27, 2001. As a result, NSTAR Com recognized a write-down of its 11.6 million RCN common shares to a market value of $1.37 per share as of June 30, 2002. This write-down resulted in a non-cash, after-tax charge of $27.6 million that is reported on the accompanying Condensed Consolidated Statements of Income as "Write-down of RCN investment, net."

The total carrying value of the 11.6 million RCN common shares is included in Other investments on the accompanying Condensed Consolidated Balance Sheets at their estimated fair value of approximately $15.8 million at June 30, 2002. The fair value of the 11.6 million shares held may increase or decrease as a result of changes in the market value of RCN common shares. As of June 30, 2002 and December 31, 2001, the market value per share of RCN was $1.37 and $2.93, respectively. The unrealized gain or loss associated with these shares will fluctuate due to the changes in fair value of these securities during each period and is reflected, net of associated income taxes, as a component of Other comprehensive income, net on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of June 30, 2002 and includes of the impact of the write-down of these shares and therefore, has not impacted Accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets.

H)  Service Quality Index

On October 29, 2001, and as subsequently updated, NSTAR Electric and NSTAR Gas filed proposed service quality plans for each company with the MDTE, which included guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plans established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. Concurrently, NSTAR Electric and NSTAR Gas filed with the MDTE a report concerning their performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines as if such guidelines were in effect during this period. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric that was refunded to customers as a credit to their bills during the month of May 2002. This refund had no material effect on NSTAR's consolidated financial position or results of operations.

Through June 30, 2002, NSTAR Electric's performance has resulted in a slight penalty situation based on actual results through June 2002 plus forecasted results for the remaining six-month period. However, these results may not be indicative of the results that may be expected for the remainder of the year.

Also on October 29, 2001, NSTAR Electric filed with the MDTE a comprehensive report regarding electric system performance issues encountered during the summer of 2001. The filing included detailed analyses of factors affecting performance as well as the companies' plans to address issues that were identified. On March 22, 2002, following a number of public hearings throughout the NSTAR Electric service area, the MDTE issued an order finding that NSTAR Electric had made progress in addressing the issues that initiated the investigation and requiring that NSTAR Electric submit further updated reports on specific issues on a quarterly and annual basis. NSTAR is unable to estimate its ultimate liability for future costs or penalties as a result of any further filings relating to this investigation. However, in view of NSTAR's current assessment of its electric distribution system performance responsibilities, existing legal requirements and regulatory policies, management believes that future costs or penalties relating to this investment, if any, would not have a material effect on NSTAR's consolidated financial position, cash flows or results of operations for a reporting period.

I)  Contingencies

1.  Merger Rate Appeal

The 1999 MDTE order, which approved the rate plan associated with the merger of BEC and COM/Energy, was appealed by certain parties to the Massachusetts Supreme Judicial Court (SJC). In October 2001, the MDTE certified the record of the case to the SJC. The appeals of the Massachusetts Attorney General (AG) and a separate group that consists of The Energy Consortium (TEC) and Harvard University (Harvard) are pending. On June 21, 2002, TEC and Harvard filed their joint initial brief with the SJC and on June 24, 2002, the AG filed a brief in the consolidated proceeding. TEC and Harvard allege that, in approving the rate plan and merger proposal, the MDTE committed errors of law in the following areas: (1) in adopting a public interest standard, the MDTE applied the wrong standard of review, and failed to investigate the propriety of rates and to determine that the resulting rates of Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas were just and reasonable; (2) that in permitting Cambridge Electric and ComElectric to adjust their rates by $49.8 million to reflect demand-side management costs, the MDTE failed to determine whether such an adjustment was warranted in light of other cost decreases; (3) that the MDTE's approval results in an arbitrary and unjustified sharing of benefits and costs between ratepayers and shareholders; and (4) that the MDTE's approval of the rate plan guarantees shareholders recovery of future costs without any future demonstration of customer savings. The AG's brief includes similar arguments in each of these areas and adds that, in allowing recovery of the acquisition premium, the MDTE has improperly deviated from a cost basis in setting approved rates and the ratemaking policies in other jurisdictions. Responsive briefs from NSTAR and the MDTE are due on August 26, 2002, with a reply brief to be filed by TEC/Harvard and the AG on September 23, 2002. Management is currently unable to determine the outcome of this proceeding. NSTAR intends to vigorously defend its position relative to this appeal. However, if an unfavorable outcome were to occur, there could be a material adverse impact on the consolidated financial position, cash flows and the results of operations for a reporting period.

2. Environmental Matters

NSTAR's subsidiaries are involved in 18 state-regulated properties ("Massachusetts Contingency Plan, or "MCP" sites") where oil or other hazardous materials were previously spilled or released. The NSTAR subsidiaries are required to clean up or otherwise remediate these properties in accordance with specific state regulations. There are uncertainties associated with the remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. In addition to the MCP sites, NSTAR subsidiaries also face possible liability as a potentially responsible party (PRP) in the cleanup of eight multi-party hazardous waste sites in Massachusetts and other states where one or more NSTAR subsidiaries are alleged to have generated, transported or disposed of hazardous waste at the sites. NSTAR generally expects to have only a small percentage of the total potential liability for these sites. Estimates of approximately $5.7 million and $5.8 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001, respectively, related to the non-recoverable portion of these cleanup liabilities. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position. However, it is possible that additional provisions for cleanup costs that may result from a change in estimates could have an impact on the results of operations for a certain reporting period.

NSTAR Gas is participating in the assessment of six former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action. The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of June 30, 2002 and December 31, 2001, NSTAR Gas has recorded a liability of $6.7 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a PRP.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR's responsibilities for such sites evolve or are resolved. NSTAR's ultimate liability for future environmental remediation costs may vary from these estimates. Although, in view of NSTAR's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on NSTAR's consolidated financial position or results of operations for a reporting period.

3. Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are also involved in certain legal matters, including civil lawsuits. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on the results for a reporting period.

J)  Income Taxes

The following table illustrates the reconciliation of the
statutory federal income tax rate to the annual estimated
effective income tax rate for 2002 and the actual effective
income tax rate for the year ended December 31, 2001:
                                                       2002          2001
Statutory tax rate                                     35.0%         35.0%
State income tax, net of federal income tax benefit     5.1           5.3
Investment tax credits                                 (0.7)         (0.7)
Other                                                   1.3           0.6
  Effective tax rate before write-down and tax
    valuation allowance adjustment                     40.7          40.2
Adjustment to tax valuation allowance and
write-down of RCN investment (Federal and State)        3.0          57.3
  Effective tax rate                                   43.7%         97.5%
                                                       ====          ====

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets include $53.2 million and $53.4 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of June 30, 2002 and December 31, 2001, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

     Tax Valuation Allowance

SFAS 109 prohibits the recognition of deferred income tax benefits unless the utilization of future income tax benefits is probable. NSTAR determined that it was more likely than not that no current or future income tax benefit would be realized relating to the write-down of its RCN investment that was recorded in the second quarter of 2002 and previously in the first quarter of 2001. As a result, NSTAR has recorded a $74.2 million tax valuation allowance on the entire tax benefit associated with these write-downs. During the six months ended June 30, 2002, as a result of certain unanticipated capital gain transactions, NSTAR recognized $3.2 million of this tax benefit. Therefore, the tax valuation allowance balance as of June 30, 2002 was $71 million.

In addition, in connection with NSTAR's previous equity investment in the Joint Venture (JV) with RCN Telecom Services, Inc. of Massachusetts, NSTAR has continued to claim operating losses generated from its JV interest through June 19, 2002 for federal income tax purposes. NSTAR has not recorded the income statement impact of the tax benefit of these losses, approximately $23 million, pending a review by the Internal Revenue Service (IRS) of the tax treatment of this item. NSTAR believes that the tax treatment is sufficiently uncertain to warrant not recognizing this benefit until such time that it is assured that the IRS will not propose an alternative tax treatment. The tax years in question are 1999 through 2002, and currently years 1999 and 2000 are under review by the IRS as part of their normal review of NSTAR's consolidated federal income tax returns. A determination is anticipated in the second half of 2002. Should NSTAR prevail in its treatment of these losses as operating losses, it would allow for the reduction of the valuation allowance and an immediate recognition of approximately $23 million as a credit to income tax expense. NSTAR has and will continue to research potential transactions that improve the operational efficiencies of NSTAR while maximizing the utilization of these potential tax benefits. Should NSTAR be successful in its tax and operational planning to allow for all or a portion of this tax benefit to be ultimately realized, NSTAR will reflect a credit to its income tax expense. Future earnings could be positively impacted by the outcome of this strategy.
The maximum potential positive future earnings impact is currently estimated at $71 million. Management is currently unable to determine when, whether, or the extent to which NSTAR will be able to recognize this potential benefit.

     Tax Gain on Generating Assets

The cost of transitioning to competition was mitigated, in part, by the sale of Commonwealth Energy System's (Com/Energy) (now a wholly owned subsidiary of NSTAR) non-nuclear generating assets. COM/Energy completed the sale of substantially all of its non-nuclear generating assets on December 30, 1998. Proceeds from the sale of these assets amounted to approximately $453.9 million or 6.1 times their book value of approximately $74.2 million.
The proceeds from the sale, net of book value, transaction costs and certain other adjustments amounted to $358.6 million and were used to reduce transition costs of Cambridge Electric and ComElectric related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. COM/Energy determined that this transaction was not a taxable event because it did not provide an economic benefit to COM/Energy. During the second quarter of 2002, NSTAR was notified that the IRS intended to file a Request for Technical Advise with the IRS National Office in regard to Com/Energy's tax treatment of this item.

The IRS is in the process of auditing the COM/Energy tax returns for the years 1997, 1998 and 1999. Before completion of the audit, and before the end of 2002, it is expected that the IRS National Office will provide a response to the request. Should NSTAR's position be overturned as a result of the IRS decision, it is probable that NSTAR will make a payment to the IRS of approximately $61 million in order to stop the accrual of interest on the potential tax deficiency. NSTAR intends to vigorously defend its position, which is supported by an independent substantial authority opinion, relative to this transaction and anticipates pursuing a refund of any amounts paid plus interest. In addition, NSTAR would pursue regulatory rate recovery for the interest on tax deficiencies should any amounts ultimately be incurred as a result of this transaction. NSTAR believes that the expectation of recovery from customers is reasonable in light of previous conversations with the MDTE explaining COM/Energy's position and the monetary benefits to be realized by COM/Energy's customers should it be successful in defending its position. The MDTE has provided written acknowledgement indicating their understanding of the issue and their agreement to allow COM/Energy to seek recovery of any tax deficiency interest that may be incurred. However, if NSTAR is unsuccessful, it is possible that it could have an adverse impact on its results of operations, cash flows and financial position.

K)  Earnings Per Common Share

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

(in thousands, except per share amounts)
                                    Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                      2002        2001      2002         2001
Before non-cash RCN charge:
  Earnings available for common
    shareholders                 $  32,801   $  36,220  $  67,105    $  76,418
  Basic EPS                          $0.62       $0.68      $1.27        $1.44
  Diluted EPS                        $0.62       $0.68      $1.26        $1.44
After non-cash RCN charge:
  Earnings (loss) available for
    common shareholders           $  5,200   $  36,220  $  39,504    $ (97,526)
  Basic EPS                          $0.10       $0.68      $0.75       $(1.84)
  Diluted EPS                        $0.10       $0.68      $0.74       $(1.84)

Weighted average common shares
  outstanding for basic EPS         53,033      53,033     53,033       53,033

Effect of diluted shares:
Weighted average dilutive
  potential common shares             298         181         261          145
Weighted average common shares
  outstanding for diluted EPS      53,331      53,214      53,294       53,178
                                  =======      ======      ======       ======

L)  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in over 100 cities and towns in Massachusetts. NSTAR subsidiaries also supply electricity at wholesale to municipalities. The non-utility operating segments engage in business activities that include telecommunications, district heating and cooling operations and a liquefied natural gas service. Amounts shown on the following table include the allocation of NSTAR's (Parent Company) results of operations and assets, net of inter-company transactions, and primarily consists of interest charges and investment assets, respectively, to these business segments.

Financial data for the operating segments were as follows:
(in thousands)                  Utility Operations    Non-utility   Consolidated
                                Electric       Gas    Operations          Total

Three months ended June 30,
2002
Operating revenues            $  502,101    $  63,882  $  34,463     $  600,446
Segment net income (loss)(a)  $   29,210    $     845  $ (24,365)    $    5,690
2001
Operating revenues            $  641,020    $  65,634  $  25,619     $  732,273
Segment net income (loss)(a)  $   42,350    $  (1,073  $  (3,567)    $   37,710

Six months ended June 30,
2002
Operating revenues            $1,075,732    $ 177,688  $  69,891     $1,323,311
Segment net income (loss)(a)  $   48,168    $  13,502  $ (21,186)    $   40,484
2001
Operating revenues            $1,276,817    $ 262,808  $  57,470     $1,597,095
Segment net income (loss)(b)  $   69,991    $  15,413  $(179,950)    $  (94,546)

Total assets
June 30, 2002                 $5,043,643    $ 486,316  $ 222,940    $5,782,845
December 31, 2001             $4,509,982    $ 517,659  $ 300,550    $5,328,191

(a) Non-utility operations in 2002 include an impairment charge of $27.6 million for the three and six-month periods ended June
30, 2002. In addition, in 2002, non-utility operations include the benefit of a deferred tax valuation allowance adjustment of $1.6 million and $3.2 million for the three and six months ended
June 30, 2002, respectively.

(b) A $173.9 million impairment charge related to the RCN investment was recognized in the six-month period ended June 30, 2001.

M)  Electric Equity Investment

Cambridge Electric had a 2.65% equity investment in the 540 MW Vermont Yankee nuclear power plant. Cambridge Electric was entitled to electricity produced from the facility based on its ownership interest, and was billed for its entitlement pursuant to a contractual agreement that was approved by the Federal Energy Regulatory Commission.

On July 31, 2002, Vermont Yankee was sold for approximately $180 million to Entergy Nuclear Vermont Yankee, LLC (Entergy). The sale agreement stipulates, among other items, that Entergy will assume responsibility for the ultimate decommissioning of the facility and will receive the Vermont Yankee decommissioning funds. Pursuant to the terms of an Additional Power Contract, Cambridge Electric is obligated to purchase its entitlement percentage of the net capacity and output of the plant through the current license term ending in March 2012. The plant's owners before the sale were a consortium of New England utilities, including Cambridge Electric. This transaction will not have an impact on NSTAR's results of operations. The net result of this transaction will be included as a component of Cambridge Electric's transition cost recovery.

Item 2.  Management's Discussion and Analysis

The accompanying Management's Discussion and Analysis (MD&A) should be read in conjunction with the MD&A in NSTAR's 2001
Annual Report on Form 10-K and its March 31, 2002 Quarterly
Report on Form 10-Q.

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

Cautionary Statement

This MD&A contains certain forward-looking statements such as forecasts and projections of expected future performance or statements of management's plans and objectives. These forward-looking statements may also be contained in filings with the Securities and Exchange Commission (SEC) and in press releases and oral statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what the Company expected. Actual results could potentially differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures NSTAR makes in its filings to the SEC. Also note that NSTAR provided in the above paragraphs a cautionary discussion of risks and other uncertainties relative to its business. These are factors that could cause its actual results to differ materially from expected and historical performance. Other factors in addition to those listed here could also adversely affect NSTAR.

Significant Accounting Policies

The accompanying consolidated financial statements for each period presented include the activities of NSTAR's wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the prior year data to conform to the current presentation.

a.  Regulatory Accounting

NSTAR follows accounting policies prescribed by the FERC and the MDTE. In addition, NSTAR is subject to the accounting and reporting requirements of the SEC. The accompanying condensed consolidated financial statements conform to generally accepted accounting principles (GAAP). As a rate-regulated company, NSTAR is subject to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS
71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries. The energy delivery business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71. This ratemaking process results in the recording of regulatory assets based on current and future cash inflows. As of June 30, 2002 and December 31, 2001, NSTAR has recorded regulatory assets of $963 million and $1,026 million, respectively. NSTAR continuously reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. Plant and other regulatory assets related to the generation business are recovered through the transition charge. NSTAR Electric has long-term purchased power agreements that are used primarily to meet its standard offer obligation.
The majority of these agreements are above-market and are not reflected on the accompanying Condensed Consolidated Balance Sheets. However, effective April 1, 2002, NSTAR has marked to market six purchased power contracts that are reflective of above-market costs. The above market value of these contracts are reflected as a component of Power contracts on the accompanying Condensed Consolidated Balance Sheets. Refer to "Significant Accounting Policies," Item c. "Derivative Instruments" below for a further discussion. The above-market costs of all these contracts are currently being recovered through the transition charge as these costs are incurred. This recovery occurs through 2016 for Boston Edison and through 2026 for ComElectric and Cambridge Electric. These recovery periods coincide with the contractual terms of these purchased power agreements. Furthermore, standard offer and default service revenues are adjusted periodically to recover actual costs provided. Standard offer and default service revenues are recognized based on these approved rates for energy delivery. Refer to "Retail Electric Rates" in this MD&A for a further discussion.

b.  New Accounting Principles

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This Statement, which was effective for NSTAR in the first quarter of 2002, establishes accounting and reporting standards for acquired goodwill and other indefinite lived intangible assets. It prohibits entities from continuing amortization of these assets. Instead, goodwill and other intangible assets are subject to review for impairment. However, in accordance with provisions of SFAS 142 and a revised amendment to SFAS 71, NSTAR will continue amortizing this asset over its estimated regulatory recovery period and is subject to impairment in accordance with provisions under SFAS 71. NSTAR has determined that its regulatory rate structure, resulting from the merger and approved by the MDTE, supports the continued amortization of goodwill over the period it is collected from its customers. A significant element of this rate plan includes amortization of the acquisition premium over 40 years.

On July 5, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement, which is effective for NSTAR on January 1, 2003, establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management is currently assessing the impact of SFAS 143 in light of its regulatory and accounting requirements. However, based on NSTAR's assessment to date, the adoption of SFAS 143 is not expected to have a material effect on its results of operations, cash flows, or financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and the Long-Lived Assets to Be Disposed Of" (SFAS 121) and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. NSTAR has reviewed and assessed for impairment certain of its non-utility assets and based on its assessment, it has determined as of June 30, 2002, that the implementation of SFAS 144 had no effect on NSTAR's results of operations and financial position.

SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. NSTAR is required to comply with SFAS 146 beginning January 1, 2003. NSTAR is in the process of assessing the provisions of SFAS 146 in order to determine its impact on its financial position and results of operations.

As of January 1, 2001, NSTAR adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, (collectively, SFAS 133). SFAS 133 established accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in such contracts as fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. Previously, all of NSTAR's commodity purchased power contracts were exempt from this accounting treatment under the normal sales and purchased exception of SFAS 133. As a result, these contracts were not marked to market and has not been reflected on the Consolidated Balance Sheets.

The impact of SFAS 133 is discussed in the following paragraph.

c.  Derivative Instruments

The accounting for derivative financial instruments is subject to change based on the guidance received from the Derivative Implementation Group (DIG) of FASB. The DIG issued C15, on October 10, 2001, which specifically addressed the interpretation of clearly and closely related contracts that qualify for the normal purchase and sales exception under SFAS 133. The conclusion reached by the DIG was that contracts with a pricing mechanism that is subject to future adjustment based on a generic index that is not specifically related to the contracted service commodity, generally would not qualify for the normal purchase and sales exception.

On April 1, 2002, the effective date of DIG C15, NSTAR adopted the interpretation of this guidance and began marking to market certain of its long-term purchased power contracts that previously qualified for the normal purchase and sale exception. NSTAR has six purchased power contracts that contain components with pricing mechanisms that are based on a generic index, such as the GNP or CPI and are applied to in significant factors of these agreements. Therefore, as required by the interpretation of C-15, NSTAR has recorded these contracts at fair value on its accompanying Condensed Consolidated Balance Sheets in the second quarter of 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of these contracts as of June 30, 2002 of approximately $656 million and is a component of Power contracts on the accompanying Condensed Consolidated Balance Sheets. NSTAR has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of these contracts through its transition charge. Therefore, as a result of this regulatory treatment, the recording of these contracts on its accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

NSTAR has other purchased power contracts in which the fair value is significantly above-market. However, these contracts have met the criteria for normal purchase and sales exception and have not been recorded on the accompanying Condensed Consolidated Balance Sheets. The above market portion of these contracts are currently being recovered through the transition charge.

NSTAR will continue to monitor any further guidance that may result from FASB revisions and clarifications to SFAS 133. Based on NSTAR's assessment to date, the adoption of SFAS 133 has not had a material effect on its results of operations, cash flows, or financial position.

d.  Revenue Recognition

Utility revenues are based on authorized rates approved by the FERC and the MDTE. Estimates of transmission, distribution and transition revenues for electricity and natural gas delivered to customers but not yet billed are accrued at the end of each accounting period. Included as a component of transition revenues is the recovery of all above-market purchased power costs. The determination of unbilled revenues requires management to estimate the volume and pricing of gas and electricity delivered to customers prior to actual meter readings.

Revenues for NSTAR's non-utility subsidiaries are recognized when services are rendered or when the energy is delivered. Revenues are based, for the most part, on long-term contractual rates.

e.  Available for Sale Equity Securities

NSTAR records its investment in marketable equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to this standard, NSTAR continuously reviews the carrying value of its investments in marketable equity securities to assess whether any decline in the market value below its carrying value is deemed to be other-than-temporary. Unless there is evidence to the contrary, NSTAR's policy is to record an impairment charge for the decline in market value below its carrying value in situations where the decline has continued for a period of six months or more. During the second quarter of 2002, NSTAR determined that the decline in its investment in RCN Corporation (RCN) was other than temporary. As a result, NSTAR recognized a $27.6 million impairment charge to its current earnings. The total carrying value of its 11.6 million common shares of RCN is $15.8 million and is reflective of a market value per share of $1.37. These securities are currently available for sale and are included in Other investments on the accompanying Condensed Consolidated Balance Sheets.

f.  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, which requires a consideration of all pertinent facts and circumstances and the use of professional judgment. These factors affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The majority of these estimates are primarily of a short-term duration. However, actual results could differ from these estimates for a covered reporting period.

g.  Asset Impairment Assessment

Based on the current market performance of the telecommunications sector, NSTAR has reviewed and assessed for impairment, in accordance with SFAS 144, its unregulated telecommunications assets. NSTAR's judgements used in its assessment includes, but is not limited to, future anticipated revenue streams and future operating costs. NSTAR has determined, based on its probability assessment, that the carrying values of its unregulated telecommunications assets are not impaired as of June 30, 2002. Management cannot assure the precision of its estimates of future revenues or expenses. Should a further and continued deterioration of this business sector occur, NSTAR may be required to write-down its carrying value of these assets.

h.  Accounting for Stock Options

The NSTAR 1997 Share Incentive Plan (the Plan) permits a variety of stock and stock-based awards, including the granting to key employees of stock options and deferred (non-vested) stock. The Plan limits the terms of option awards to ten years. Currently, NSTAR continues to account for stock options pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees" and does not recognize an expense currently. Based on a provision of the Plan that establishes the exercise price equal to the market price at the grant date, no current recognition is necessary. However, if NSTAR had expensed these options since its plan inception under the provision of SFAS No. 123, "Accounting for Stock-Based Compensation," the additional expense to earnings for the first six months of 2002 would be approximately $300,000, net of tax, or $.006 per share.

i.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, NSTAR has established policies and has made determinations on significant tax matters in arriving at certain estimations of future tax benefits or liabilities. Reference is made to the "Income Tax Issues" section of this MD&A for a discussion of NSTAR's significant tax matters, including accounting for its tax valuation allowance and its position on the tax treatment taken for the sale of generating facilities in 1998.

Generating Assets Divestiture

     Seabrook Nuclear Power Station

On April 15, 2002, FPL Group, Inc. agreed to buy an 88% majority ownership interest in the Seabrook Nuclear Power Station, including NSTAR's 3.52% ownership interest, for $836.6 million. The purchase agreement was reached through an auction process launched in late 2001. FPL Group will assume responsibility for the ultimate decommissioning of the facility and will receive the Seabrook decommissioning funds, expected to be approximately $233 million, at closing that is expected to occur in late 2002. This sale will complete the final divestiture of NSTAR's remaining regulated generating assets. NSTAR expects to receive less than its net investment in Seabrook as a result of this sale. Its remaining investment will be recovered from customers through the transition charge. This transaction will not have an impact on NSTAR's results of operations. The net result of this transaction will be included as a component of Cambridge Electric's and ComElectric's transition cost recovery.

     Blackstone Station

On August 1, 2002, Cambridge Electric and NSTAR Steam reached an agreement to sell Blackstone Station to Harvard University for $17.6 million. Under terms of this agreement, NSTAR Steam will continue to manage the day-to-day operations of the steam plant for one year after the sale.

Blackstone Station has generated electricity and steam since 1930. Cambridge Electric is divesting its electric generating assets consistent with the provisions of the Massachusetts Electric Restructuring Act of 1997 (Restructuring Act).
Cambridge Electric divested the majority of its non-nuclear generating facilities in 1998. The sale is subject to approval by the MDTE and $14.6 of the proceeds from the sale will be used to reduce Cambridge Electric's transition charge. An additional $3 million in connection with the sale of this facility is associated with NSTAR Steam and will result in a probable gain of approximately the same amount.

Rate and Regulatory Proceedings

An integral part of the merger creating NSTAR is the rate plan of the retail utility subsidiaries that was approved by the MDTE on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years. Refer to the "Retail Electric Rates" section of this MD&A for more information.

The 1999 MDTE order, which approved the rate plan associated with the merger of BEC and COM/Energy, was appealed by certain parties to the Massachusetts Supreme Judicial Court (SJC). In October 2001, the MDTE certified the record of the case to the SJC. The appeals of the Massachusetts Attorney General (AG) and a separate group that consists of The Energy Consortium (TEC) and Harvard University (Harvard) are pending. On June 21, 2002, TEC and Harvard filed their joint initial brief with the SJC and on June 24, 2002, the AG filed a brief in the consolidated proceeding. TEC and Harvard allege that, in approving the rate plan and merger proposal, the MDTE committed errors of law in the following areas: (1) in adopting a public interest standard, the MDTE applied the wrong standard of review, and failed to investigate the propriety of rates and to determine that the resulting rates of Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas were just and reasonable; (2) that in permitting Cambridge Electric and ComElectric to adjust their rates by $49.8 million to reflect demand-side management costs, the MDTE failed to determine whether such an adjustment was warranted in light of other cost decreases; (3) that the MDTE's approval results in an arbitrary and unjustified sharing of benefits and costs between ratepayers and shareholders; and (4) that the MDTE's approval of the rate plan guarantees shareholders recovery of future costs without any future demonstration of customer savings. The AG's brief includes similar arguments in each of these areas and adds that, in allowing recovery of the acquisition premium, the MDTE has improperly deviated from a cost basis in setting approved rates and the ratemaking policies in other jurisdictions. Responsive briefs from NSTAR and the MDTE are due on August 26, 2002 with a reply brief to be filed by TEC/Harvard and the AG on September 23, 2002. Management is currently unable to determine the outcome of this proceeding. NSTAR intends to vigorously defend its position relative to this appeal. However, if an unfavorable outcome were to occur, there could be a material adverse impact on business operations, the consolidated financial position, cash flows and the results of operations for a reporting period.

Goodwill relating to the merger amounted to approximately $490 million, resulting in annual amortization of goodwill of approximately $12.2 million. Costs to achieve are being amortized based on the filed estimate of $111 million over 10 years. NSTAR's retail utility subsidiaries will reconcile the ultimate costs to achieve with that estimate, and it is expected that any difference will be recovered from customers. A majority of costs to achieve the merger were severance costs associated with a voluntary separation program. These amounts are offset by ongoing cost savings from streamlined operations and avoidance of costs that would have otherwise been incurred prior to the merger. Refer to the "New Accounting Principles" section of this MD&A for further information.

On October 29, 2001, and as subsequently updated, NSTAR Electric and NSTAR Gas filed proposed service quality plans for each company with the MDTE, which included guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plans established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. Concurrently, NSTAR Electric and NSTAR Gas filed with the MDTE a report concerning their performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric that was refunded to customers as a credit to their bills during the month of May 2002. This refund had no material effect on NSTAR's consolidated financial position, cash flows or results of operations.

Through June 30, 2002 NSTAR Electric's performance has resulted in a slight penalty situation based on actual results through June 2002 plus forecasted results for the remaining six-month period. However, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the remainder of the summer period.

Also on October 29, 2001, NSTAR Electric filed with the MDTE a comprehensive report regarding electric system performance issues encountered during the summer of 2001. The filing included detailed analyses of factors affecting performance as well as the companies' plans to address issues that were identified. On March 22, 2002, following a number of public hearings throughout the NSTAR Electric service area, the MDTE issued an order finding that NSTAR Electric had made progress in addressing the issues that initiated the investigation and requiring that NSTAR Electric submit further updated reports on specific issues on a quarterly and annual basis. NSTAR is unable to estimate its ultimate liability for future costs or penalties as a result of any further filings relating to this investigation. However, in view of NSTAR's current assessment of its electric distribution system performance responsibilities, existing legal requirements and regulatory policies, management believes it would not have a material effect on NSTAR's consolidated financial position, cash flows or results of operations for a reporting period.

Retail Electric Rates

The Restructuring Act requires electric distribution companies to obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier through either standard offer service or default service. Standard offer service will be available to eligible customers through February 2005 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Restructuring Act. New retail customers in the NSTAR Electric service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. The price of default service is intended to reflect the average competitive market price for power. As of June 30, 2002 and December 31, 2001, NSTAR Electric had approximately 25% and 16%, respectively, of its load requirements provided by competitive suppliers.

During 2000, NSTAR Electric's accumulated cost to provide default and standard offer service was in excess of the revenues it was allowed to bill by approximately $242.7 million. On January 1 and July 1, 2001, NSTAR Electric was permitted by the MDTE to increase its rates to customers for standard offer and default service to collect this shortfall. Furthermore, when combined with the reduction in energy supply costs experienced in 2001 and through the first half of 2002, rates were reduced on January 1, 2002 in anticipation of further reduced costs and resulted in a corresponding reduction in regulatory assets to $13.1 million and $45.4 million as of June 30, 2002 and December 31, 2001, respectively.

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

In December 2001, NSTAR Electric filed proposed transition rate adjustments for 2002, including a preliminary reconciliation of costs and revenues through 2001. The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2002. The filings were updated in February 2002 to include final costs for 2001. The MDTE approved the reconciliation of costs and revenues for Boston Edison through 2000 in its approval on November 16, 2001 of a Settlement Agreement between Boston Edison and the Massachusetts Attorney General (AG) resolving all outstanding issues in Boston Edison's prior reconciliation filings. As a part of this settlement, Boston Edison agreed to reduce the costs sought to be collected through the transition charge by approximately $2.9 million as compared to the amounts that were originally sought. This settlement did not have a material adverse effect on NSTAR's consolidated financial position, results of operations or cash flows.

On June 1, 2001, the MDTE issued its final orders on the reconciliation of ComElectric and Cambridge Electric's transition, standard offer service, default service and transmission costs and revenues for 1998. ComElectric and Cambridge Electric reached a settlement with the AG regarding the 1999 and 2000 reconciliation proceedings. Under this settlement, the companies' future recovery of transition costs would be reduced by approximately $7.8 million. This settlement was approved by the MDTE on June 5, 2002 and did not have a material adverse effect on NSTAR's consolidated financial position, cash flows or results of operations.

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

Other Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are also involved in certain other legal matters, including civil lawsuits. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued. Based on the information currently available, Management does not believe that it is probable that any such additional costs will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on the results of operations for a reporting period.

Income Tax Issues

     Tax Valuation Allowance

SFAS 109 prohibits the recognition of deferred income tax benefits unless the utilization of future income tax benefits is probable. NSTAR determined that it was more likely than not that no current or future income tax benefit would be realized relating to the write-down of its RCN investment that was recorded in the second quarter of 2002 and previously in the first quarter of 2001. As a result, NSTAR has recorded a $74.2 million tax valuation allowance on the entire tax benefit associated with these write-downs. During the six months ended June 30, 2002, as a result of certain unanticipated capital gain transactions, NSTAR recognized $3.2 million of this tax benefit. Therefore, the tax valuation allowance balance as of June 30, 2002 was $71 million.

In addition, in connection with NSTAR's previous equity investment in the Joint Venture (JV) with RCN Telecom Services, Inc. of Massachusetts, NSTAR has continued to claim operating losses generated from its JV interest through June 19, 2002 for federal income tax purposes. NSTAR has not recorded the income statement impact of the tax benefit of these losses, approximately $23 million, pending a review by the Internal Revenue Service (IRS) of the tax treatment of this item. NSTAR believes that the tax treatment is sufficiently uncertain to warrant not recognizing this benefit until such time that it is assured that the IRS will not propose an alternative tax treatment. The tax years in question are 1999 through 2002, and currently years 1999 and 2000 are under review by the IRS as part of their normal review of NSTAR's consolidated federal income tax returns. A determination is anticipated in the second half of 2002. Should NSTAR prevail in its treatment of these losses as operating losses, it would allow for the reduction of the valuation allowance and an immediate recognition of approximately $23 million as a credit to income tax expense. NSTAR has and will continue to research potential transactions that improve the operational efficiencies of NSTAR while maximizing the utilization of these potential tax benefits. Should NSTAR be successful in its tax and operational planning to allow for all or a portion of this tax benefit to be ultimately realized, NSTAR will reflect a credit to its income tax expense. Future earnings could be positively impacted by the outcome of this strategy.
The maximum potential positive future earnings impact is currently estimated at $71 million. Management is currently unable to determine when, whether, or the extent to which NSTAR will be able to recognize this potential benefit.

     Tax Gain on Generating Assets

The cost of transitioning to competition was mitigated, in part, by the sale of Commonwealth Energy System's (Com/Energy) (now a wholly owned subsidiary of NSTAR) non-nuclear generating assets. COM/Energy completed the sale of substantially all of its non-nuclear generating assets on December 30, 1998. Proceeds from the sale of these assets amounted to approximately $453.9 million or 6.1 times their book value of approximately $74.2 million.
The proceeds from the sale, net of book value, transaction costs and certain other adjustments amounted to $358.6 million and were used to reduce transition costs of Cambridge Electric and ComElectric related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. COM/Energy determined that this transaction was not a taxable event because it did not provide an economic benefit to COM/Energy. During the second quarter of 2002, NSTAR was notified that the IRS intended to file a Request for Technical Advise with the IRS National Office in regard to Com/Energy's tax treatment of this item.

The IRS is in the process of auditing the COM/Energy tax returns for the years 1997, 1998 and 1999. Before completion of the audit, and before the end of 2002, it is expected that the IRS National Office will provide a response to the request. Should NSTAR's position be overturned as a result of the IRS decision, it is probable that NSTAR will make a payment to the IRS of approximately $61 million in order to stop the accrual of interest on the potential tax deficiency. NSTAR intends to vigorously defend its position, which is supported by an independent substantial authority opinion, relative to this transaction and anticipates pursuing a refund of any amounts paid plus interest. In addition, NSTAR would pursue regulatory rate recovery for the interest on tax deficiencies should any amounts ultimately be incurred as a result of this transaction. NSTAR believes that the expectation of recovery from customers is reasonable in light of previous conversations with the MDTE explaining COM/Energy's position and the monetary benefits to be realized by COM/Energy's customers should it be successful in defending its position. The MDTE has provided written acknowledgement indicating their understanding of the issue and their agreement to allow COM/Energy to seek recovery of any tax deficiency interest that may be incurred. However, if NSTAR is unsuccessful, it is possible that it could have an adverse impact on its results of operations, cash flows and financial position.

Results of Operations - Three Months Ended June 30, 2002 vs.
Three Months Ended June 30, 2001

The following section of Management's Discussion and Analysis compares the results of operations for each of the three month periods ended June 30, 2002 and 2001, respectively, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report.

Earnings per common share were as follows:
                              Three Months Ended June 30,
                                 2002       2001   % Change
 Basic and Diluted-
 After RCN charge              $ 0.10    $ 0.68     (85.3)
 Before RCN charge             $ 0.62    $ 0.68      (8.8)

Earnings were $5.2 million, or $0.10 per basic and diluted common share, respectively, for the three-month period ended June 30, 2002 and include a non-cash, after-tax charge of $27.6 million, or $0.52 per basic share, related to the impairment of NSTAR's investment in RCN Corporation (RCN) that is further discussed below. For the same period in 2001, NSTAR reported income of $36.2 million, or $0.68 per basic and diluted common share.

Absent the RCN charge, the current quarter's earnings declined by $3.4 million, or 9.4%, primarily due to increased operations and maintenance costs for electrical systems reliability upgrades associated with electric delivery operations. In addition, there was a $13.6 million increase in operations and maintenance expense that reflects higher pension-related benefits costs, lower mitigation incentive revenues of $2.2 million and higher costs related to the System Improvement Program. Positive factors during the current three-month period included lower bad debt expense, a $1.6 million deferred tax benefit resulting from an adjustment to NSTAR's tax valuation allowance, lower long and short-term interest costs of $8.5 million, net of regulatory interest, and a $1 million decrease in preferred dividends as a result of the redemption of Boston Edison's Cumulative Preferred Stock, 8% Series in December 2001.

Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares has continued to decrease significantly. On June 19, 2002, NSTAR received an additional 7.5 million shares from the third and final exchange of its investment in the RCN joint venture pursuant to an amended Joint Venture Agreement. The market value of RCN common shares continued to decline during 2002 and had not closed above NSTAR's carrying value of $3.75 per share since November 27, 2001. As a result, NSTAR recognized a $27.6 million write-down of its total
11.6 million RCN shares to a market value of $1.37 per share as of June 30, 2002.

The results of operations for the three-month period ended June 30, 2002, exclusive of the RCN write-down, are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues for the three-month period ended June 30, 2002 decreased 18% from the same period in 2001 as follows:
  (in thousands)
  Retail electric revenues                         $(118,866)
  Wholesale electric revenues                         (2,985)
  Gas sales revenues                                  (3,520)
  Other revenues                                      (6,456)
    Decrease in operating revenues                 $(131,827)
                                                    =========

The most significant factor contributing to this decrease in operating revenues was the reduction in standard offer and default rates charged to customers.

Retail electric revenues were $475.1 million in the second quarter of 2002 compared to $594 million in the same period of 2001, a decrease of $118.9 million, or 20%. The change in retail revenues includes the significantly lower cost of purchased power (discussed below) and lower rates implemented in January 2002 for standard offer and default services adjusted for decreases in the cost of energy supply. The total decrease in retail revenues also includes lower revenue related to demand-side management programs of $2.4 million due to the timing of program expenditures. Transition revenues increased by $4.9 million due to higher rates for transition cost recovery offset by a $2.2 million decline in earned mitigation incentive revenues that were allowed for successfully lowering transition charges. Transmission revenues increased by $1.7 million due to higher rates. The change in NSTAR's retail revenues related to standard offer, default services and demand-side management are reconciled to the costs incurred and do not have a significant impact on future earnings.

Although retail distribution and firm gas revenues increased slightly from the prior year, retail revenue is being impacted by weaker economic conditions as indicated by the lower Boston hotel occupancy rate that was down 7.2% when compared to 2001 and a Boston office vacancy rate that remains comparably high. The unemployment rate in Boston was approximately 4% as of June 30, 2002 as compared to approximately 3% at the same time in 2001. NSTAR Electric's sales to residential and commercial customers were approximately 28% and 61%, respectively, of its total retail sales mix for the current three-month period and provided 41% and 51% of distribution revenue, respectively. Industrial sector sales are being impacted by a slowdown in economic conditions that resulted from reduced production or facility closings. The industrial sector comprises approximately 10% of NSTAR's energy sales and 6% of distribution revenue.

Weather conditions slightly impacted the change in electric revenues. Temperatures were slightly below normal for the second quarter of 2002. Below is comparative information on heating and cooling degree days for the three-month periods ending June 30, 2002 and 2001 and the number of degree days in a "normal" second quarter period as represented by a 30-year average. A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (for heating) or rises above (for cooling), a base of 65 degrees. Each degree below or above the base, is measured in one degree day.

                                                                    Normal
                                                                   30-Year
                                          2002          2001       Average

Heating degree days                        854           779           807
  Percentage change from prior year        9.6%        (13.0)%
  Percentage change from 30-year average   5.8%         (3.5)%


Cooling degree days                        159            276          175
  Percentage change from prior year      (42.4)%         66.3%
  Percentage change from 30-year average  (9.1)%         57.7%

The lower cooling degree days experienced during the current quarter negatively impacted electric distribution revenues more than the higher heating degree days positively impacted gas energy revenues due to the decline from the same period last year and the normal average days when air conditioning would have been in demand by NSTAR's significantly higher electric customer base.

Wholesale electric revenues were $16.9 million in the second quarter of 2002 compared to $19.9 million in the same period of 2001, a decrease of $3 million, or 15%. This decrease in wholesale revenues reflects a 17.9% decrease in kWh sales due to the expiration of two municipal power supply contracts on May 31, 2002 and a decline in rates. Amounts collected from wholesale customers are credited to retail customers through the transition charge. Therefore, the expiration of these contracts has no impact on net income.

Gas sales revenues were $62.6 million in the quarter ended June 30, 2002 compared to $66.2 million in the same period of 2001, a decrease of $3.5 million, or 5%. The decrease in revenues is attributable to a 13% decline in the cost of gas from suppliers from the same period last year, and the 2.7% decline in Billions of British Thermal Unit (BBTU) firm sales due to the downturn in the economy. The impact of the cooler temperatures slightly offset the economic slowdown. NSTAR Gas' firm sales to residential, commercial and industrial customers were approximately 40%, 44% and 10%, respectively, of total firm sales for the current three-month period.

Other revenues were $45.8 million in the three months ended June 30, 2002 compared to $52.2 million in the same period of 2001, a decrease of $6.4 million, or 12%. This decrease primarily reflects lower steam sales that reflect the loss of a large customer and lower fuel costs, partially offset by chilled water and electric rate increases.

Operating expenses

Purchased power costs were $273.1 million in the quarter ended June 30, 2002 compared to $395.1 million in the same period of 2001, a decrease of $122 million, or 31%. The decrease in expense reflects lower purchased power requirements due to a 17.9% decrease in wholesale sales due to the expiration of two power supply contracts and lower costs that reflect the prices of natural gas and oil. Included in the current and prior year periods was $13.6 million and $35 million, respectively, that reflects the recognition of previously deferred standard offer and default service supply costs resulting from the current period collection of these costs. NSTAR adjusts its electric rates to collect the costs related to energy supply from customers on a reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense does not have a significant impact on earnings. The cost of gas sold, representing NSTAR Gas' supply expense, was $34 million for the quarter ended June 30, 2002, compared to $39.3 million in the same period of 2001, a decrease of $5.3 million, or 13%, due to the recognition of the lower cost of gas and lower sales due to the downturn in the economy. These expenses are also reconciled to the current level of revenues collected.

Operations and maintenance expense was $108.6 million in the quarter ended June 30, 2002 compared to $95 million in the same period of 2001, an increase of $13.6 million, or 14%. This increase primarily reflects $4.4 million incurred in connection with the incremental expenditure relating to the electric delivery system, an increase of $6.2 million in pension-related costs due to a downturn in the equity market and lower interest costs that are expected to continue for the remainder of 2002, and a $2.5 million loss incurred that related to a settlement adjustment. The higher pension costs are in line with NSTAR's previous disclosure of its forecast that indicated that pension costs for 2002 as compared to 2001 would increase. This trend is anticipated to continue through 2003 as a result of further declines in the equity market. These factors were somewhat offset by a decline in bad debt expense of $2.4 million.

Depreciation and amortization expense was $56.9 million in the quarter ended June 30, 2002 compared to $55 million in the same period of 2001, an increase of $1.8 million, or 3%. The increase primarily reflects higher depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $15.4 million in the quarter ended June 30, 2002 compared to $18.7 million in the same period of 2001, a decrease of $3.3 million, or 17%, primarily due to timing of DSM expense which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a reconciling basis and as a result, fluctuations in program costs should not have an impact on earnings. In addition, NSTAR earns incentive revenues in return for increased customer participation.

Property and other taxes were $24.2 million in the quarter ended June 30, 2002 compared to $22.5 million in the same period of 2001, an increase of $1.7 million, or 8%. This increase was due to higher municipal property taxes, particularly for the City of Boston. Payroll and other taxes remained at the same level as last year.

Income taxes from operations were $19.1 million in the quarter ended June 30, 2002 compared to $25 million in the same period of 2001, a decrease of $5.9 million, or 23%, reflecting lower pre-tax operating income.

Other income (deductions)

Other deductions were $21.7 million in the second quarter of 2002 compared to income of $2.5 million in the same period of 2001, a net decrease in income of $24.2 million directly attributable to the aforementioned non-cash charge related to the carrying value of the RCN investment that is discussed more fully below.

Absent the $27.6 million write-down of the RCN investment, other income was $5.9 million in the quarter ended June 30, 2002 compared to income of $2.5 million in the same period of 2001, a net increase in income of $3.4 million due primarily to a deferred tax valuation allowance adjustment of $1.6 million and the recognition of gains of $2.4 million resulting from the sale of equity securities. In the second quarter of 2001, other income included the recognition of $4.5 million of income associated with the receipt of equity securities in connection with the demutualization of John Hancock Financial Services, Inc. (John Hancock) and MetLife. Other income also includes income from non-utility operations and includes the sale of emissions allowances.

Interest charges

Interest on long-term debt and transition property securitization certificates was $37.3 million in the quarter ended June 30, 2002 compared to $40 million in the same period of 2001, a decrease of $2.7 million, or 7%. The decrease in interest expense reflects the retirement of $24.3 million of Boston Edison 9.375% Debentures in August 2001, NSTAR Gas' 8.99% Bonds of $3.5 million December 2001 and ComElectric's 9.3%, $30 million Term Loan in early January 2002, additional sinking fund payments and the repayment of transition property securitization certificates outstanding that resulted in reduced interest expense of $1.1 million.

Short-term and other interest expense, excluding regulatory interest expense, was $4.3 million for the quarter ended June 30, 2002 compared to $10.1 million in the same period of 2001, a decrease of $5.8 million, or 58%. This decrease was due to a significant reduction in short-term borrowing rates and an approximate $64 million reduction in the average daily balances outstanding. Effective short-term borrowing rates averaged approximately 1.9% for the period ended June 30, 2002 as compared to approximately 5.3% in the same period last year. The reduction in short-term and other interest costs was partially offset by a $1.7 million change in regulatory interest expense due to a reduction in the under-collection of regulatory deferrals. The decrease in borrowing is primarily the result of lower working capital requirements due to lower revenues and improved collections of customer accounts receivable.

Allowance for borrowed funds used in construction (AFUDC) decreased by $2 million, or 93%, due to the absence in the current period of capitalized interest related to the construction of an NSTAR office building and lower AFUDC rates.

Results of Operations - Six Months Ended June 30, 2002 vs. Six
Months Ended June 30, 2001

The following section of Management's Discussion and Analysis compares the results of operations for each of the six-month periods ended June 30, 2002 and 2001, respectively, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report.

Earnings (Loss) per common share were as follows:
                                  Six Months Ended June 30,
                                 2002       2001   % Change
 Basic -
 After RCN charge              $ 0.75   $(1.84)      140.8
 Before RCN charge             $ 1.27   $ 1.44       (11.8)

 Diluted -
 After RCN charge              $ 0.74   $(1.83)      140.4
 Before RCN charge             $ 1.26   $ 1.44       (12.5)

Earnings were $39.5 million, or $0.75 and $0.74 per basic and diluted common share, respectively, for the first six months of 2002. Earnings for 2002 were $67.1 million, or $1.27 and $1.26 per basic and diluted common share, respectively, before a non-cash, after-tax charge of $27.6 million, or $0.52 per basic share, related to NSTAR's investment in RCN that is further discussed below. For the same period in 2001, NSTAR reported a loss of $97.5 million or $1.84 and $1.83 per basic and diluted common share, respectively. Results for 2001 were $76.4 million, or $1.44 per basic and diluted common share, before a non-cash, after-tax charge of $173.9 million recognized in March 2001, or $3.28 per basic share, related to NSTAR's investment in RCN.

Absent the RCN charge in both years, the current period's earnings declined by $9.3 million, or 12.2%, due to the impact of the downturn in the economy on the region, particularly in the commercial and industrial sectors, and unseasonably warm winter weather conditions during 2002. These negative factors contributed significantly to a 3.4% decrease in retail kWh sales and a 11.5% decrease in firm gas sales. There were an average of 410 (12.1%) fewer heating degree days in NSTAR Gas' service territory through June 30, 2002 as compared to the same period last year. In addition, operations and maintenance expense increased $11.6 million that reflects higher pension-related benefits costs ($8.3 million), higher costs relating to the System Improvement Program (approximately $8.1 million or $.09 cent reduction in earnings per share), and lower available earnedmitigation incentive revenues of $4.3 million. Positive factors during the current six-month period included lower bad debt expense of $3.4 million, a $3.2 million deferred tax benefit resulting from an adjustment to NSTAR's tax valuation allowance, lower long and short-term interest costs of $16.2 million, net of regulatory interest, and a $2 million decrease in preferred dividends as a result of the redemption of Boston Edison's
Cumulative Preferred Stock, 8% Series in December 2001.

Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares continued to decrease significantly. On June 19, 2002, NSTAR received an additional 7.5 million shares from the third and final exchange of its investment in the RCN joint venture pursuant to an amended Joint Venture Agreement. The market value of RCN common shares has continued to decline during 2002 and has not closed above NSTAR's carrying value of $3.75 per share since November 27, 2001. As a result, NSTAR recognized a $27.6 million write-down of its total 11.6 million RCN shares to a market value of $1.37 per share as of June 30, 2002. In the first quarter of 2001, management had determined that this decline in market value was "other-than-temporary" in accordance with the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and recorded a non-cash, after-tax charge of $173.9 million.

The results of operations for the six-month periods ended June 30, 2002 and 2001, exclusive of the RCN write-down, are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B of the accompanying Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues for the first six months of 2002 decreased 17%
from the same period in 2001 as follows:
  (in thousands)
  Retail electric revenues                          $(162,885)
  Wholesale electric revenues                          (9,081)
  Gas sales revenues                                  (88,976)
  Other revenues                                      (12,843)
    Decrease in operating revenues                  $(273,785)
                                                     =========

The decrease in operating revenues was significantly impacted by the decline in standard offer and default service rates charged to customers, below-normal temperatures during the winter period as shown by the decline in heating degree days in the table below and the downturn in the economy.

Retail electric revenues were $1,015.7 million in the first half of 2002 compared to $1,178.6 million in the same period of 2001, a decrease of $162.9 million, or 14%. The change in retail revenues is primarily due to significantly lower cost of purchased power, a 3.4% decline in retail kWh sales and lower rates implemented in January 2002 for standard offer and default services adjusted for decreases in the cost of energy supply. Components of the total decrease in retail revenues also includes lower revenue related to demand-side management programs of $4.6 million due to the timing of program expenditures. Transition revenues increased by $6.4 million due to higher rates for transition cost recovery and include a $7 million decline in mitigation incentive revenues that were allowed for successfully lowering transition charges. Transmission revenues increased by $8.4 million primarily as a result of rate increases. The change in NSTAR's retail revenues related to standard offer, default services and demand-side management are reconciled to the costs incurred.

The 3.4% decrease in retail kWh sales in the current six-month period reflects declines in the residential (6.2%), commercial (1.5%) and industrial (6.1%) sectors. These declines were impacted by weaker economic conditions as indicated by the lower Boston hotel occupancy rate that was down 7.2% when compared to 2001 and by the Boston office vacancy rate that remains comparably high. The unemployment rate in Boston was approximately 4% as of June 30, 2002 as compared to approximately 3% at the same time in 2001. NSTAR Electric's sales to residential and commercial customers were approximately 30% and 59%, respectively, of its total retail sales mix for the current six-month period and provided 46% and 47% of distribution revenue, respectively. In 2002, the Boston hotel occupancy rate was down 7.2% when compared to 2001. The office vacancy rate remains comparably high. The unemployment rate in Boston was approximately 4% during the first half of this year as compared to approximately 3% in the same period in 2001. Industrial sector sales declined due primarily to a slowdown in economic conditions that resulted from reduced production or facility closings. The industrial sector comprises approximately 9% of NSTAR's energy sales and 5% of distribution revenue.

Weather conditions greatly impact the change in electric and, to a larger extent, gas sales and revenues in NSTAR's service area. The first quarter of 2002 was significantly warmer than the same period in 2001 and was followed by slightly below normal temperatures for the second quarter. Below is comparative information on heating and cooling degree days for the six-month periods ending June 30, 2002 and 2001 and the number of degree days in a "normal" first six-month period as represented by a 30-year average. A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (for heating) or rises above (for cooling), a base of 65 degrees. Each degree below or above the base, is measured in one degree day.

                                                                     Normal
                                                                    30-Year
                                             2002         2001      Average

Heating degree days                         3,375        3,785        3,782
  Percentage change from prior year         (10.8)%        2.6%
  Percentage change from 30-year average    (10.8)%          -%

Cooling degree days                           159          276          175
  Percentage change from prior year         (42.4)%        66.3%
  Percentage change from 30-year average     (9.1)%        57.7%

The lower heating degree days experienced during the current six-month period impacted gas energy sales more than electric energy sales due to the decline in heating degree days from the same period last year and the normal average days when heating would have been in demand. The 10.8% decrease in heating degree days in 2002 significantly impacts earnings from gas operations due to the relatively short winter period when there is potential heating demand.

Wholesale electric revenues were $36.2 million in the first half of 2002 compared to $45.2 million in the same period of 2001, a decrease of $9 million, or 20%. This decrease in wholesale revenues reflects a 4% decrease in kWh sales due to the expiration of two municipal power supply contracts on May 31, 2002 and a decline in rates. Amounts collected from wholesale customers are credited to retail customers through the transition charge. Therefore, the expiration of these contracts has no impact on net income.

Gas sales revenues were $174.5 million in the first half of 2002 compared to $263.4 million in the same period of 2001, a decrease of $88.9 million, or 34%. The decrease in revenues is attributable to a 48% decline in the cost of gas from suppliers from the same period last year, a 11.5% decline in BBTU firm sales due to the downturn in the economy and the warmer weather. NSTAR Gas' firm sales to residential, commercial and industrial customers were approximately 49%, 38% and 7%, respectively, of total firm sales for the current six-month period.

Other revenues were $97.5 million in the first half of 2002 compared to $109.9 million in the same period of 2001, a decrease of $12.4 million, or 11%. This decrease primarily reflects lower revenues from non-utility operations due to lower steam sales that reflect warmer weather and the loss of a large customer and lower fuel costs, partially offset by higher chilled water and electric revenues due to rate increases.

Operating expenses

Purchased power costs were $631.2 million in the first half of 2002 compared to $793.3 million in the same period of 2001, a decrease of $162.1 million, or 20%. The decrease in expense reflects lower purchased power requirements due to a 3.4% decrease in retail sales, a 4% decrease in wholesale sales due to the expiration of two power supply contracts and lower costs that reflect the prices of natural gas and oil. Included in the current and prior period was $32.3 million and $71.1 million, respectively, that reflects the recognition of previously deferred standard offer and default service supply costs resulting from the current period collection of these costs. NSTAR adjusts its electric rates to collect the costs related to energy supply from customers on a reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense is not expected to have an impact on earnings.
The cost of gas sold, representing NSTAR Gas' supply expense, was $89.3 million for the first half of 2002 compared to $171.8 million in the same period of 2001, a decrease of $82.5 million, or 48%, reflecting the lower cost of gas supply and the significant reduction in sales due to milder weather conditions. These expenses are also reconciled to the current level of revenues collected.

Operations and maintenance expense was $214.9 million in the first half of 2002 compared to $203.3 million in the same period of 2001, an increase of $11.6 million, or 6%. This increase primarily reflects approximately $8.0 million incurred in connection with improvements made to its electric delivery system, an increase of $8.3 million in pension-related costs due to a downturn in the equity markets and lower interest costs that are expected to continue for the remainder of 2002, and a $2.5 million loss incurred that related to a settlement adjustment. The higher pension costs are in line with NSTAR's forecast that pension costs would increase by approximately $20 million for 2002 as compared to 2001. This trend is anticipated to continue through 2003, as a result of further declines in the equity market. These factors were somewhat offset by the absence of $3.7 million in storm costs incurred in the first quarter of 2001 and a decline in bad debt expense of $3.4 million.

Depreciation and amortization expense was $117.5 million in the first half of 2002 compared to $114.1 million in the same period of 2001, an increase of $3.4 million, or 3%. The increase primarily reflects higher depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $31.9 million in the first half of 2002 compared to $38.3 million in the same period of 2001, a decrease of $6.5 million, or 17%, primarily due to timing of DSM expense which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and as a result, fluctuations in program costs have no impact on earnings. In addition, NSTAR earns incentive amounts in return for increased customer participation.

Property and other taxes were $51.2 million in the first half of 2002 compared to $49.6 million in the same period of 2001 an increase of $1.6 million, or 3%. This increase was due to higher municipal property taxes, particularly for the City of Boston. Payroll and other taxes remained level with last year.

Income taxes from operations were $41.6 million in the first half of 2002 compared to $55.7 million in the same period of 2001, a decrease of $14.1 million, or 25%, reflecting lower pre-tax operating income.

Other income (deductions)

Absent the $27.6 million and $173.9 million write-downs of the RCN investment in the six-month periods of 2002 and 2001, respectively, that is discussed more fully below, other income was $7.4 million in the first half of 2002 compared to income of $0.9 million in the same period of 2001, a net increase in income of $6.5 million. The increase was due primarily to a deferred tax valuation allowance reserve account adjustment for $3.2 million and the recognition of a gain of $3.9 million resulting from the sale of equity securities in connection with the demutualization of John Hancock and MetLife. Partially offsetting these gains was lower earnings from merchandising and jobbing of heating products and the absence of $4.5 million gain on the sale of securities that occurred in 2001. Other income also includes income from non-utility operations and includes the sale of emissions allowances.

Interest charges

Interest on long-term debt and transition property securitization certificates was $75.2 million in the first half of 2002 compared to $80.5 million in the same period of 2001, a decrease of $5.3 million, or 7%. The decrease in interest expense reflects the retirement of $24.3 million in Boston Edison 9.375% Debentures in August 2001, NSTAR Gas' 8.99% Bonds of $3.5 million in December 2001 and ComElectric's 9.3%, $30 million Term Loan in early January 2002, additional sinking fund payments and the reduction in transition property securitization certificates outstanding that resulted in reduced interest expense of $2.1 million.

Short-term and other interest expense, excluding regulatory interest expense, was $8.9 million in the first half of 2002 compared to $19.9 million in the same period of 2001, a decrease of $10.9 million, or 55%. This decrease was due to a significant reduction in short-term borrowing rates despite a higher average level of debt outstanding. Effective short-term borrowing rates averaged approximately 1.9% in the first six-months of 2002 as compared to approximately 5.3% in the same period last year. The reduction in short-term and other interest costs was partially offset by a $5.3 million increase in regulatory interest due to a reduction in the under-collection of regulatory deferrals.

Allowance for borrowed funds used in construction (AFUDC) decreased by $3.6 million, or 89%, due to the absence in the current period of capitalized interest related to the construction of an NSTAR office building and the impact of lower
AFUDC rates

Liquidity

NSTAR's short-term debt decreased by $80.9 million to $543.9 million at June 30, 2002 as compared to $624.8 million at December 31, 2001. The decrease resulted primarily from $352.5 million of cash flows provided by operating activities, offset by $159.1 million of cash flows used in investing activities and $123.6 million of cash flows used in financing activities excluding the change in short-term debt.

Period to period fluctuations in the levels of net cash provided by operating activities for the six-month periods ended June 30, 2002 and 2001 are not indicative of the results that may be expected for an entire year.

The net cash provided by operating activities of $352.5 million was partially attributable to net earnings of $40.5 million, which, when adjusted for depreciation and amortization, deferred income taxes and investment tax credits, provided $175.2 million of operating cash. The $17.3 million change in deferred income taxes and investment tax credits primarily reflects the change in regulatory deferrals year to year. In addition, a recent change in the tax laws allows for an additional 30% acceleration of tax depreciation on current year additions, as well as, the impact of accelerated depreciation on normal capital additions. Also contributing to operating cash was a decrease in receivables of $192.4 million, which was partially offset by a decrease in payables of $35.7 million. Included in the decrease in receivables was the receipt of $64 million associated with the non-recurring construction financing of NSTAR's new corporate office building. In 2001, NSTAR was funding construction cash requirements for this facility. The net cash used in investing activities of $159.1 million was utilized primarily for capital expenditures used in transmission and distribution systems and included $27 million expended on this facility. The net cash used in financing activities of $204.5 million was primarily the result of repayments of short-term borrowings of $80.9 million, long-term debt redemptions and sinking fund payments of $66.4 million and dividends paid of $57.2 million.

Net working capital, excluding short-term borrowings and the current portion of long-term debt, increased by $191.4 million to $188.2 million for the six months ended June 30, 2002 as compared to a shortfall of $3.2 million for the same period in 2001. This increase is primarily due to the improved accounts receivable collection activity, lower power supply payments to vendors and a reduction in estimated tax payments in 2002 of approximately $100 million. Refer to the recent change in tax laws noted above. A portion of this tax benefit is expected to turn around during the second half of 2002 primarily as a result of changes in the level of property tax payments.

The Company's primary estimated future uses of cash for 2002 include capital expenditures, dividend payments and debt reductions.

The IRS is in the process of auditing the COM/Energy tax returns for the years 1997, 1998 and 1999. Before completion of the audit, and before the end of 2002, it is expected that the IRS National Office will provide a response to the request for a Technical Advise. Should NSTAR's position be overturned as a result of the IRS decision, it is probable that NSTAR will make a payment to the IRS of approximately $61 million in order to stop the accrual of interest on the potential tax deficiency. NSTAR intends to vigorously defend its position, which is supported by a substantial authority opinion provided by a management audit firm, relative to this transaction and anticipates pursuing a refund of the amount paid plus interest. Refer to "Income Tax Issues" in this MD&A for a further discussion.

NSTAR's internally generated funds consist of cash flows from operating activities, adjusted to exclude changes in working capital and the payment of dividends. NSTAR companies supplement internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings.

The capital spending level forecasted for 2002 is $315 million, which includes approximately $271 million for electric and gas operations and the balance for other capital requirements of non-utility operations. Also, included in this level of spending are costs associated with NSTAR's System Improvement Program. For the six-month period ended June 30, 2002, capital spending was $170.1 million including the System Improvement Program, $27 million made in connection with a new corporate office building, customer growth projects incurred by NSTAR Gas and expenditures in connection with a non-utility turbine project. These capital spending programs and the related estimates included in this report are subject to revision due to changes in regulatory requirements, changes in transmission and distribution system requirements environmental standards, availability and cost of capital, interest rates and other assumptions. Other investments in 2002 reflect $7.2 million of proceeds from the sale of equity securities of John Hancock Financial Services, Inc. and MetLife, Inc. Management continuously reviews its capital expenditure and financing programs.

In the six-month period ended June 30, 2002, debt financing activities included the net pay-down of $80.9 million in short-term debt, the retirement of $32.8 million in securitization certificates, the retirement of ComElectric's 9.3%, $30 million Term Loan in January and the retirement of Cambridge Electric's 7.75%, $2.1 million Series D Notes in June. In the fiscal year 2001, financing activities included redemptions of securitization certificates of $62 million, redemption of all 500,000 shares outstanding of Boston Edison's Cumulative Preferred Stock, 8% Series, at the mandatory redemption price of $100 per share, Boston Edison's early redemption of $24.3 million 9.375% debentures, and other scheduled sinking fund payments. There were no new long-term debt issuances in the six-month period ended June 30, 2002 or in 2001.

NSTAR and Boston Edison have no covenant requirements under their long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have covenant requirements under their long-term debt arrangements and were in compliance at June 30, 2002 and December 31, 2001.

NSTAR has a $450 million revolving credit agreement with a group of banks effective through November 2002. At June 30, 2002 and December 31, 2001, there were no amounts outstanding under this revolving credit agreement. This arrangement serves as back-up to NSTAR's $450 million commercial paper program that, at June 30, 2002 and December 31, 2001, had $302 million and $315.5 million outstanding, respectively. NSTAR anticipates renewing its revolving credit agreement under similar terms.

Boston Edison has approval from the FERC to issue up to $350 million of short-term debt until December 31, 2002. On May 31, 2002, Boston Edison received FERC authorization to issue short-term debt securities from time to time on or before December 31, 2004, with maturity dates no later than December 31, 2005, in amounts such that the aggregate principal does not exceed $350 million at any one time. Boston Edison has a $300 million revolving credit agreement with a group of banks effective through December 2002. At June 30, 2002 and December 31, 2001, there were no amounts outstanding under this revolving credit agreement. This arrangement serves as back-up to Boston Edison's $300 million commercial paper program that, at June 30, 2002 and December 31, 2001, had outstanding balances of $184 million and $191.5 million, respectively. Separately, Boston Edison, effective in July 2001, has an additional $50 million line of credit and had no amounts outstanding at June 30, 2002 or at December 31, 2001.

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

On July 15, 2002, NSTAR subsidiary Boston Edison Company notified the trustee of its 8.25% Series Debentures, due September 15, 2022, that the entire $60 million principal amount of these debentures, and approximately a $2.3 million premium, will be called for redemption on September 16, 2002.

In addition, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $190 million available under several lines of credit. Approximately $57.9 million and $118 million was outstanding under these lines of credit at June 30, 2002 and December 31, 2001, respectively. ComElectric, Cambridge Electric and Canal have approval from FERC to issue short-term debt with amounts ranging from $60 million to $100 million until November 30, 2002, June 28, 2002 and June 15, 2002, respectively. On May 31, 2002, ComElectric and Cambridge Electric received FERC authorization to issue short-term debt securities from time to time on or before November 30, 2004 and June 28, 2004, with maturity dates no later than November 30, 2005 and June 28, 2005, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

RCN Joint Venture and Investment Conversion

NSTAR Com participated in a telecommunications venture with RCN Telecom Services, Inc. of Massachusetts, a subsidiary of RCN Corporation (RCN). NSTAR Com accounted for its equity investment in the joint venture using the equity method of accounting. As part of the Joint Venture Agreement, NSTAR Com had the option to exchange portions of its joint venture interest for common shares of RCN at specified periods.

On April 6, 2000, NSTAR Com issued its third and final notice to exchange substantially all of its remaining interest in the joint venture into common shares of RCN. Effective with the third notice, NSTAR Com's profit and loss sharing ratio was reduced to zero.

On October 18, 2000, NSTAR Com and RCN signed an agreement in principle to amend the Joint Venture Agreement. Although the agreement was subject to ongoing negotiations, this proposal established, among other items, the number of shares to be received upon finalization of the agreement for the third conversion of NSTAR Com's remaining equity investment at 7.5 million shares.

On June 19, 2002, NSTAR Com and RCN finalized negotiations on an Amended Joint Venture Agreement and NSTAR Com received the anticipated 7.5 million shares resulting from its final exchange of its investment in the RCN joint venture. With the receipt of these shares, NSTAR Com holds approximately 11.6 million RCN common shares, or approximately 10.6% of RCN's outstanding common shares. Prior to this final exchange, NSTAR Com had received approximately 4.1 million shares of RCN resulting from the two previous exchanges.

In accordance with its accounting policies, NSTAR Com continuously evaluates the carrying value of its investment in RCN. Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares decreased significantly during the later part of 2000 and continued to decrease in 2001. As a result, in the first quarter of 2001, management determined that this decline in market value was "other-than-temporary" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

NSTAR Com recognized an impairment of its entire investment in RCN, in the first quarter of 2001. This write-down resulted in a non-cash, after-tax charge of $173.9 million that is reported on the accompanying Condensed Consolidated Statements of Income as "Write-down of RCN investment, net."

During 2002, the market value of RCN common shares continued to decline and had not closed above NSTAR's carrying value of $3.75 per share since November 27, 2001. As a result, NSTAR Com recognized a write-down of its 11.6 million RCN common shares to a market value of $1.37 per share as of June 30, 2002. This write-down resulted in a non-cash, after-tax charge of $27.6 million that is reported on the accompanying Condensed Consolidated Statements of Income as "Write-down of RCN investment, net."

The total carrying value of the 11.6 million RCN common shares is included in Other investments on the accompanying Condensed Consolidated Balance Sheets at their estimated fair value of approximately $15.8 million at June 30, 2002. The fair value of the 11.6 million shares held may increase or decrease as a result of changes in the market value of RCN common shares. As of June 30, 2002 and December 31, 2001, the market value per share of RCN was $1.37 and $2.93, respectively. The unrealized gain or loss associated with these shares will fluctuate due to the changes in fair value of these securities during each period and is reflected, net of associated income taxes, as a component of Other comprehensive income, net on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of June 30, 2002 and includes of the impact of the write-down of these shares and therefore, has not impacted Accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets.

Performance Assurances and Financial Guarantees

NSTAR Electric has entered into a series of purchased power agreements to meet its default and standard offer service supply obligations through December 31, 2002. NSTAR Electric currently is recovering payments it is making to suppliers from its customers. Most of the Company's power suppliers are subsidiaries of larger companies with investment grade or better credit ratings. In many cases, NSTAR has financial assurances and guarantees in place with the parent company of the supplier, to minimize NSTAR Electric risk in the event the supplier encounters financial difficulties or otherwise fails to perform. In addition, under these agreements, in the event that the supplier (or its parent guarantor) fails to maintain an investment grade credit rating, it is subject to providing
additional security for performance.   NSTAR Electric's policy is
to enter into power supply arrangements only if the supplier (or its parent guarantor) maintains an investment grade or better credit rating. In view of current turmoil in the energy supply industry, NSTAR is unable to determine whether its suppliers (or their parent guarantors) will become subject to financial difficulties, or whether these financial assurances and guarantees are sufficient. In such event, the supplier (or its guarantor) may not be in a position to provide the required additional security, and NSTAR Electric may then terminate the agreement. Some of these agreements include a reciprocal provision, where in the unlikely event that an NSTAR Electric distribution company receives a credit rating below investment grade, that company could be required to provide additional security for performance, such as a letter of credit.

Other Investments

NSTAR has a remaining investment in John Hancock Financial Services, Inc. (John Hancock) securities of approximately 73,400 shares that are currently available for sale and are included in Other investments on the accompanying Condensed Consolidated Balance Sheets. During the quarter ended June 30, 2002, NSTAR sold all its investment securities in MetLife, Inc. and recognized a gain of $2.4 million resulting from the sale of these equity securities. The value of the Hancock common shares was adjusted to reflect its market value as of June 30, 2002 and December 31, 2001. The unrealized gain or loss associated with the remaining Hancock shares has fluctuated due to changes in current market values and is reflected, net of applicable income taxes, as a component of Comprehensive income (loss) on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares as of June 30, 2002 and December 31, 2001 is reflected as a component of Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets. During the first half of 2002, NSTAR sold 75,000 shares of Hancock and 141,432 shares of MetLife, Inc. for approximately $2.8 million and $4.4 million, respectively, and recognized a combined gain of approximately $3.9 million. The remaining approximately 73,400 John Hancock shares are expected to be sold in the second half of 2002.


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

          Exhibit 15   -   Letter re unaudited interim financial
                           information

                15.1   -   Letter of Independent Accountants

          Exhibit 99   -   Additional exhibits

                99.1   -   Report of Independent Accountants

                           Form S-8 Registration Statement filed by
                           NSTAR on April 30, 2002 (File No. 333-
                           87272); Post-effective Amendment to Form
                           S-4 on form S-3 filed by NSTAR on August
                           19, 1999 (File No. 333-78285); Post-
                           effective Amendment to form S-4 on Form
                           S-8 filed by NSTAR on August 19, 1999
                           (File No. 333-78285); Form S-8
                           Registration Statement filed by NSTAR on August 19, 1999 (File No. 333-85559);
                           Form S-4 Registration Statement filed by
                           NSTAR on May 12, 1999 (File No. 333-
                           78285).

                99.2   -   Certification Statement of Chief
                           Executive Officer of NSTAR pursuant to
                           Section 906 of the Sarbanes-Oxley Act of
                           2002

                99.3   -   Certification Statement of Chief
                           Financial Officer of NSTAR pursuant to
                           Section 906 of the Sarbanes-Oxley Act of
                           2002.

b) Form 8-K was filed on June 28, 2002 that reported on the NSTAR Board of Trustees election of William C. Van Faasen as a Trustee.

        Form 8-K was filed on July 25, 2002 that announced NSTAR's financial and operating results for the second quarter of 2002, including the write-down of its RCN investment.


                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NSTAR
                                          (Registrant)



Date: August 14, 2002              /s/ R. J. WEAFER, JR
                                   Robert J. Weafer, Jr.
                                   Vice President, Controller
                                   and Chief Accounting Officer
