Form 10-Q
period 2002-09-30
NSTAR/MA
filed 2002-11-14
CIK 1035675

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2002


                               or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from            to


                 Commission file number 1-14768

                             NSTAR
     (Exact name of registrant as specified in its charter)


              Massachusetts                     04-3466300
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)         Identification No.)


800 Boylston Street, Boston,Massachusetts         02199
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

           Class                  Outstanding at November 5, 2002
Common Shares, $1 par value              53,032,546 shares

                              NSTAR

                              INDEX
Part I. Financial Information                            Page No.

   Item 1.  Financial Statements -

            Condensed Consolidated Statements of Income     3

            Condensed Consolidated Statements of
              Comprehensive Income (Loss)                   4

            Condensed Consolidated Statements of
              Retained Earnings                             4

            Condensed Consolidated Balance Sheets         5 - 6

            Condensed Consolidated Statements of Cash       7
              Flows

            Notes to Condensed Consolidated Financial
              Statements                                  8 - 23

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                 23 - 56

   Item 3.  Quantitative and Qualitative Disclosure
              about Market Risk                             56

   Item 4.  Controls and Procedures                         56

Part II. Other Information

   Item 6   Exhibits and Reports on Form 8-K                57

   Signature                                                58

   Certification Statements                              59 - 62


Part I - Financial Information
Item 1.  Financial Statements

                              NSTAR
           Condensed Consolidated Statements of Income
                           (Unaudited)
        (in thousands, except earnings (loss) per share)
                                        Three Months Ended       Nine Months Ended
                                            September 30,            September 30,
                                           2002        2001        2002         2001
Operating revenues                     $701,001    $890,748  $2,024,312   $2,487,843
Operating expenses:
  Purchased power and cost of gas sold  333,370     524,460   1,053,841    1,489,595
  Operations and maintenance            108,086     102,694     322,975      306,020
  Depreciation and amortization          56,534      60,470     174,042      174,590
  Demand side management and
    renewable energy programs            17,910      19,824      49,782       58,156
  Property and other taxes               22,303      22,485      73,504       72,061
  Income taxes                           45,657      45,832      87,251      101,493
    Total operating expenses            583,860     775,765   1,761,395    2,201,915
Operating income                        117,141     114,983     262,917      285,928
Other income (deductions):
  Write-down of RCN                           -           -     (27,601)    (173,944)
investment, net
  Other income, net                       3,980          72      12,041        1,112
  Other deductions, net                    (719)     (3,243)     (1,358)      (3,404)
    Total other income (deductions)       3,261      (3,171)    (16,918)    (176,236)
Interest charges:
  Long term debt                         27,791      29,548      83,829       88,772
  Transition property
    securitization certificates           9,229      10,337      28,359       31,566
  Short-term and other                   10,155       5,707      20,540       21,694
  Allowance for borrowed funds used
    during construction                    (490)     (2,416)       (930)      (6,430)
      Total interest charges             46,685      43,176     131,798      135,602
Net income (loss)                        73,717      68,636     114,201      (25,910)
Preferred stock dividends of subsidiary     490       1,490       1,470        4,470
Earnings (loss) available for common
    shareholders                       $ 73,227    $ 67,146  $  112,731    $ (30,380)
                                       ========    ========  ==========    =========

Weighted average common shares
outstanding:
    Basic                                53,033      53,033      53,033       53,033
                                         ======      ======      ======       ======
    Diluted                              53,310      53,270      53,293       53,205
                                         ======      ======      ======       ======
Earnings (loss) per common share:
    Basic                                 $1.38       $1.27       $2.13       $(0.57)
                                          =====       =====       =====       ======
    Diluted                               $1.37       $1.26       $2.12       $(0.57)
                                          =====       =====       =====       ======
Dividends declared per common share       $0.53      $0.515       $1.59       $1.545
                                          =====      ======       =====       ======

The accompanying notes are an integral part of the condensed consolidated financial statements.


                              NSTAR
Condensed Consolidated Statements of Comprehensive Income (Loss)
                           (Unaudited)
                         (in thousands)

                                   Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                     2002       2001        2002      2001

Net income (loss)                 $73,717    $68,636    $114,201  $(25,910)

Other comprehensive income, net:
  Unrealized gain (loss) on
    investments                   (11,308)    (9,610)   (12,682)    59,673
  Deferred income taxes               466      3,425        947    (24,365)
Comprehensive income              $62,875    $62,451   $102,466    $ 9,398
                                  =======    =======   ========    ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)

                                     Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                       2002         2001       2002        2001
Balance at the beginning of
    the period                     $317,426     $294,818   $334,138    $447,087
Add (Deduct):
  Net income (loss)                  73,717       68,636    114,201     (25,910)
    Subtotal                        391,143      363,454    448,339     421,177
Deduct:
Dividends declared:
  Common shares                      28,106       27,312     84,322      81,935
  Preferred stock                       490        1,490      1,470       4,470
    Subtotal                         28,596       28,802     85,792      86,405
Provision for preferred stock
  redemption and issuance costs           -           60          -         180

Balance at the end of the period   $362,547     $334,592   $362,547    $334,592
                                   ========     ========   ========    ========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)

                                                  September 30,    December 31,
                                                           2002            2001
Assets
Utility plant in service, at original cost          $ 3,979,526     $ 3,853,295
  Less: accumulated depreciation                      1,296,047       1,300,868
                                                      2,683,479       2,552,427
Construction work in progress                            91,291          72,957
  Net utility plant                                   2,774,770       2,625,384

Non-utility property, net                               116,874         106,007

Goodwill                                                454,437         463,626
Equity investments                                       22,314          22,560
Other investments                                        38,576          73,104

Current assets:
  Cash and cash equivalents                              37,327          11,655
  Restricted cash                                        23,116          22,966
  Accounts receivable, net                              296,015         485,687
  Accrued unbilled revenues                              54,066          51,061
  Fuel, materials and supplies, at average cost          60,427          53,276
  Other                                                  22,173          33,599
    Total current assets                                493,124         658,244

Deferred debits:
  Regulatory assets - other                             888,825       1,026,241
  Regulatory assets - power contracts                   631,914               -
  Prepaid pension cost                                  238,315         218,713
  Other                                                 129,513         134,312

  Total assets                                      $ 5,788,662     $ 5,328,191
                                                    ===========     ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
              Condensed Consolidated Balance Sheets
                           (Unaudited)
                         (in thousands)

                                                 September 30,      December 31,
                                                          2002              2001
Capitalization and Liabilities
Common equity:
  Common shares, par value $1 per share
    (53,032,546 shares issued and outstanding)     $    53,033       $    53,033
  Premium on common shares                             870,622           873,664
  Retained earnings                                    362,547           334,138
  Accumulated other comprehensive income (loss)         (9,974)            1,761
    Total common equity                              1,276,228         1,262,596

Cumulative non-mandatory redeemable
  preferred stock of subsidiary                         43,000            43,000

Long-term debt                                       1,648,541         1,377,899
Transition property securitization certificates        445,890           513,904
    Total long-term debt                             2,094,431         1,891,803

    Total capitalization                             3,413,659         3,197,399

Current liabilities:
  Long-term debt                                       171,937            37,676
  Transition property securitization
    certificates                                        59,122            40,972
  Notes payable                                        121,297           624,847
  Accounts payable                                     207,019           209,821
  Deferred taxes                                        42,317            41,985
  Accrued interest                                      13,728            29,224
  Dividends payable                                     28,434            28,434
  Other                                                238,150           250,540
    Total current liabilities                          882,004         1,263,499

Deferred credits:
  Accumulated deferred income taxes                    624,492           616,743
  Accumulated deferred investment tax credits           36,394            37,877
  Power contracts                                      678,395            53,041
  Other                                                153,718           159,632
                                                     1,492,999           867,293
Commitments and contingencies

    Total capitalization and liabilities           $ 5,788,662       $ 5,328,191
                                                   ===========       ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)
                                                     Nine Months Ended
                                                        September 30,
                                                     2002           2001
Operating activities:
  Net income (loss)                            $  114,201     $  (25,910)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                 174,042        174,590
    Deferred income taxes and investment            5,263        (50,457)
      tax credits
    Loss on write-down of RCN investment           27,601        168,376
    Allowance for borrowed funds used
      during construction                            (930)        (6,430)
  Change in other current assets                  190,792        (19,599)
  Change in other current liabilities             (20,799)       (67,491)
  Prepaid pension                                 (19,602)       (29,867)
  Change in regulatory assets                      67,400        (15,962)
  Other miscellaneous operating changes           (24,316)         8,127
Net cash provided by operating activities         513,652        135,377

Investing activities:
  Plant expenditures (excluding AFUDC)           (254,160)      (149,506)
  Other investments                                   484          1,471
Net cash used in investing activities            (253,676)      (148,035)

Financing activities:
  Long-term debt redemptions                      (95,098)       (27,080)
  Transition property securitization
    certificates redemptions                      (49,864)       (47,628)
  Net change in notes payable                      (3,550)       175,800
  Dividends paid                                  (85,792)       (86,405)
Net cash (used in) provided by financing
  activities                                     (234,304)        14,687

Net increase in cash and cash equivalents          25,672          2,029
Cash and cash equivalents at beginning of year     11,655         21,873
Cash and cash equivalents at end of period     $   37,327      $  23,902
                                               ==========      =========
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest, net of amounts capitalized         $  133,459      $ 145,897
                                               ==========      =========
  Income taxes                                 $   54,487      $ 141,907
                                               ==========      =========
Supplemental disclosure of investing activity:
Investment in common shares                    $        -      $   4,537
                                               ==========      =========
The accompanying notes are an integral part of the condensed consolidated financial statements.

      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

The accompanying Notes should be read in conjunction with Notes to the Consolidated Financial Statements incorporated in NSTAR's
2001 Annual Report on Form 10-K.

A)  About NSTAR

NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 246,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR" shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires. Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility operations include telecommunications - NSTAR Communications, Inc. (NSTAR Com), district heating and cooling operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation) and a liquefied natural gas service company (Hopkinton LNG Corp.).

B)  Basis of Presentation

The financial information presented as of September 30, 2002 and for the periods ended September 30, 2002 and 2001 have been prepared from NSTAR's books and records without audit by independent accountants. Financial information as of December 31, 2001 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by generally accepted accounting principles
(GAAP). In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain reclassifications have been made to the prior year data to conform with the current presentation.

The results of operations for the three or nine months ended September 30, 2002 and 2001 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather, economic and other variable conditions. Gas sales and revenues are typically higher in the winter months than during other periods of the year.

C)  Critical Accounting Policies

The results of operations, as presented on the accompanying financial statements, are based on the application of accounting principles generally accepted in the United States. The application of these principles often requires management to make judgements, assumptions and estimates that may impact financial presentations. NSTAR believes that the accounting principles presented herein are critical in terms of understanding its financial statements. These principles include the use of estimates for long-lived assets, equity method investments and long-term obligations.

1.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgements, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain of these accounting principles require subjective and complex judgements used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgement, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation rates set by regulator, amortization terms, future interest rates, future discount rates, mark-to-market valuations, investment returns, volatility in the price of NSTAR Common Shares, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of third parties. Actual results could materially differ from these estimates.

2.  Pension and Other Postretirement Benefits

NSTAR's pension and other postretirement costs are dependent upon several factors and assumptions, such as the discount rate, the long-term rate of return on plan assets and health care trends. NSTAR's plan assets have been affected by significant declines in the equity markets in the past three years. These conditions are expected to impact the funded status of the NSTAR Pension Plan (the Plan) at year-end and pension and postretirement costs for 2003. Based on current estimates, NSTAR anticipates recognizing pension and other postretirement costs for 2003 of $25 million to $55 million above the 2002 level of $37 million. These costs would result in approximately $20 million to $40 million of incremental net pension and other postretirement expenses charged to expense in 2003.

As a result of the negative investment performance, it is probable that at December 31, 2002 the accumulated benefit obligation will exceed Plan assets. Therefore, it is also probable that NSTAR will be required to recognize an additional minimum liability as prescribed by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions" (SFAS 87) and SFAS
No. 132, "Employers' Disclosures about Pensions and
Postretirement Benefits." The additional minimum liability would result in the removal of Prepaid pension cost from NSTAR's Consolidated Balance Sheet.

NSTAR's prepaid pension balance was $238 million as of September 30, 2002. The liability and Prepaid pension adjustment would be recorded as a non-cash charge to Other Comprehensive Income (OCI), and would not affect the results of operations for 2002. The charge to OCI would be reversed in future peroids at the time that the fair value of the trust assets exceeds the accumulated benefit obligation. Assuming there is no significant change in interest rates or equity market performance for the remainder of the year, NSTAR anticipates that the after-tax charge to OCI will be approximately $200 million to $300 million. The ultimate impact of the Plan's investment performance on NSTAR's financial position, results of operations and cash flows will not be known until the Plan's assets and liabilities are valued at December 31, 2002.

The Plan currently meets the minimum funding requirements of the Employment Retirement Income Security
Act of 1974. However, NSTAR is currently evaluating the extent to which it may make additional optional cash contributions to the Plan, the timing of each contribution and the impact on the additional minimum liability. Should NSTAR elect to increase the level of its cash contributions to the Plan, such cash requirements could be material to its cash flows. NSTAR believes it has adequate access to capital resources to support these contributions. Pension and other postretirement costs and cash contributions beyond
2003 are largely dependent on the financial markets.

In addition, NSTAR anticipates filing a request with the MDTE seeking an order to mitigate the non-cash charge to OCI and the increases in expected pension and other postretirement benefit costs and cash contributions. If approved, this request could potentially allow NSTAR to record a regulatory asset in lieu of a charge to OCI. NSTAR cannot determine whether the request to the MDTE will be approved or whether the approval would be sufficient to record a regulatory asset under SFAS 71.

D)  New Accounting Standards

On July 5, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement, which is effective for NSTAR on January 1, 2003, establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management is currently assessing the impact of SFAS 143 in light of its regulatory and accounting requirements. Management has identified several minor long-lived assets, including lease arrangements, and has determined that it is legally responsible to remove such property and comply with the requirements of this standard. However, based on NSTAR's assessment of its potential liability and rate regulatory treatment for certain identified assets, the adoption of SFAS 143 is not expected to have a material effect on its results of operations, cash flows, or financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, among other things, expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. NSTAR has reviewed and assessed for impairment certain of its non-utility assets and based on its assessment, it has determined as of September 30, 2002, that the implementation of SFAS 144 had no effect on NSTAR's results of operations or financial position.

The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146) that requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. NSTAR is required to comply with SFAS 146 beginning January 1, 2003. NSTAR anticipates that the implementation of this standard will not have an adverse impact on its financial position or results of operations.

As of January 1, 2001, NSTAR adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, (collectively, SFAS 133). SFAS 133 established accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in such contracts as fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. Previously, all of NSTAR's commodity purchased power contracts were exempt from this accounting treatment under the normal purchase and sales exception of SFAS 133. As a result, these contracts were not marked to market and have not been reflected on the accompanying Condensed Consolidated Balance Sheets.

Refer to Note G "Derivative Instruments" for further discussion.

E)  Amortization of Merger Related Costs

The merger creating NSTAR was accounted for using the purchase method of accounting. In accordance with the MDTE's approval of NSTAR's merger rate plan, the premium (Goodwill) associated with this acquisition was approximately $490 million, while the original estimate of transaction and integration costs to achieve the merger was $111 million. The merger premium is reflected on the accompanying Condensed Consolidated Balance Sheets as Goodwill. This premium will continue to be amortized over 40 years and amounts to approximately $12.2 million annually, while the costs to achieve (CTA) are being amortized over 10 years.
CTA are the costs incurred to execute the merger including the employee costs for a voluntary severance program, costs of financial advisers, legal costs, and other transaction and systems integration costs. CTA is being amortized at an annual rate of $11.1 million based on the original rate plan. NSTAR expects to be required by the Massachusetts Department of Telecommunications and Energy (MDTE) to reconcile the actual CTA costs incurred with the original estimate. This reconciliation will include a final accounting of the deductibility for income tax purposes of each component of CTA. The total CTA is approximately $143 million. This increase from the original estimate is partially mitigated by the fact that the portion of CTA that is not deductible for income tax purposes is approximately $20 million lower than the original estimate. The CTA and Goodwill amounts were filed and approved as part of the rate plan.

In June 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). This Statement, which was effective for NSTAR in the first quarter of 2002, establishes accounting and reporting standards for acquired goodwill and other indefinite lived intangible assets. It prohibits entities from continuing amortization of these assets. Instead, goodwill and other intangible assets are subject to review for impairment. However, in accordance with the provisions of SFAS 142 and an amendment to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," NSTAR will continue amortizing this asset over its estimated regulatory recovery period. NSTAR has determined that its regulatory rate structure, resulting from the merger and approved by the MDTE, supports the continued amortization of goodwill over the period it is collected from its customers. A significant element of this rate plan includes amortization of the acquisition premium over 40 years.

F)  Investments - Available for Sale Securities

NSTAR records its investments in marketable equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Pursuant to this standard, NSTAR continuously reviews the carrying value of its investments in marketable equity securities to assess whether any decline in the market value below its carrying value is deemed to be other-than-temporary. Unless there is evidence to the contrary, NSTAR's policy is to record an impairment charge for the decline in market value below its carrying value in situations where the decline has continued for a period of six months or more. During the second quarter of 2002, NSTAR determined that the decline in its investment in RCN Corporation
(RCN) was other than temporary. As a result, NSTAR recognized a $27.6 million impairment charge in the second quarter to adjust its carrying value down to $1.37 per share. As of September 30, 2002, the total carrying value of its 11.6 million common shares of RCN is $5.9 million reflecting a market value per share of $0.51. These securities are currently available for sale and are included in Other investments on the accompanying Condensed Consolidated Balance Sheets. Refer to Note H for further discussion. NSTAR no longer holds securities associated with the demutualization of John Hancock Financial Services, Inc. and MetLife, Inc. as the sale of these securities was completed during the quarter ended September 30, 2002. The sale of these securities during 2002 resulted in the recognition of a gain of approximately $4.8 million.

G)  Derivative Instruments

NSTAR adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), effective January 1, 2001. The accounting for derivative financial instruments is subject to change based on the guidance received from the Derivative Implementation Group (DIG) of FASB. The DIG issued C15, on October 10, 2001, which specifically addressed the interpretation of clearly and closely related contracts that qualify for the normal purchase and sales exception under SFAS
133. The conclusion reached by the DIG was that contracts with a pricing mechanism that is subject to future adjustment based on a generic index that is not specifically related to the contracted service commodity generally would not qualify for the normal purchase and sales exception.

On April 1, 2002, the effective date of DIG C15, NSTAR adopted the interpretation of this guidance and began marking to market certain of its long-term purchased power contracts that previously qualified for the normal purchase and sales exception. NSTAR has six purchased power contracts that contain components with pricing mechanisms that are based on a generic index, such as the GNP or CPI. Although these factors are only applied to certain ancillary pricing components of these agreements, as required by the interpretation of C15, NSTAR began recording these contracts at fair value on its Condensed Consolidated Balance Sheets beginning in the second quarter of 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of these contracts as of September 30, 2002 of approximately $632 million and is a component of Power contracts on the accompanying Condensed Consolidated Balance Sheets. NSTAR has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of these contracts through its transition charge. Therefore, as a result of this regulatory treatment, the recording of these contracts on its accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

NSTAR has other purchased power contracts in which the fair value is significantly above-market. However, these contracts have met the criteria for the normal purchase and sales exception pursuant to SFAS 133 and C15 and have not been recorded on the accompanying Condensed Consolidated Balance Sheets. The above-market portion of these contracts is currently being recovered through the transition charge. Therefore, NSTAR does not account for these types of capacity and energy contracts, gas supply contracts, or purchase orders for numerous supply items as derivatives.

NSTAR will continue to monitor any further guidance that may result from FASB revisions and clarifications to SFAS 133. Based on NSTAR's assessment to date, the adoption of SFAS 133 has not had a material effect on its results of operations, cash flows, or net assets.

H)  RCN Joint Venture and Investment Conversion

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

In accordance with its accounting policies, NSTAR Com continuously evaluates the carrying value of its investment in RCN to assess whether any decline in the market value below its carrying value is deemed to be other than temporary. Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares decreased significantly during the later part of 2000 and continued to decrease in 2001. As a result, in the first quarter of 2001, management determined that this decline in market value was "other-than-temporary" in accordance with SFAS 115.

NSTAR Com recognized an impairment of its investment in RCN, in the first quarter of 2001. This write-down resulted in a non-cash, after-tax charge of $173.9 million that is reported on the accompanying Condensed Consolidated Statements of Income as "Write-down of RCN investment, net."

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

Since June 30, 2002, RCN's market value has continued to decline. Should this trend continue for the remainder of 2002 and into early 2003, it is reasonably possible that NSTAR may recognize a further write-down of its carrying value or write off its entire remaining investment in RCN as of December 31, 2002.

The total carrying value of the 11.6 million RCN common shares is included in Other investments on the accompanying Condensed Consolidated Balance Sheets at their estimated fair value of approximately $5.9 million at September 30, 2002. The fair value of the 11.6 million shares held may increase or decrease as a result of changes in the market value of RCN common shares. As of September 30, 2002 and December 31, 2001, the market value per share of RCN was $0.51 and $2.93, respectively. The unrealized gain or loss associated with these shares will fluctuate due to the changes in fair value of these securities during each period and is reflected, net of associated income taxes, as a component of Other comprehensive income, net on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares including the impact of the write-down adjustments of these shares are included in Accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets.

I)  Service Quality Index

On October 29, 2001, and as subsequently updated, NSTAR Electric and NSTAR Gas filed proposed service quality plans for each company with the MDTE, which included guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plans established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. Concurrently, NSTAR Electric and NSTAR Gas filed with the MDTE a report concerning their performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines as if such guidelines were in effect during this period. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric that was refunded to customers as a credit to their bills during the month of May 2002. As a result of the accrual for this estimated penalty during 2001, this refund had no effect on NSTAR's consolidated financial position or results of operations in 2002.

Through September 30, 2002, NSTAR Electric's performance has resulted in a minimal penalty situation based on both actual results through September 2002 and forecasted results for the remaining three-month period. However, these results may not be indicative of the results for the remainder of the year. NSTAR accounts for its service quality penalties pursuant to SFAS No. 5, "Accounting for Contingencies." Accordingly, these penalties are monitored on a monthly basis to determine NSTAR's contingent liability, and if NSTAR determines it is probable that a liability has been incurred and is estimable, NSTAR would then accrue an appropriate liability. Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE. Any settlement or rate order that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period an agreement is received from the MDTE.

J)  Contingencies

1.  Merger Rate Appeal

The 1999 MDTE order, which approved the rate plan associated with the merger of BEC and COM/Energy, was appealed by certain parties to the Massachusetts Supreme Judicial Court (SJC). In October 2001, the MDTE certified the record of the case to the SJC. The appeals of the Massachusetts Attorney General (AG) and a separate group that consists of The Energy Consortium (TEC) and Harvard University (Harvard) are pending. On June 21, 2002, TEC and Harvard filed their joint initial brief with the SJC and on June 24, 2002, the AG filed a brief in the consolidated proceeding. TEC and Harvard allege that, in approving the rate plan and merger proposal, the MDTE committed errors of law in the following areas: (1) in adopting a public interest standard, the MDTE applied the wrong standard of review, and failed to investigate the propriety of rates and to determine that the resulting rates of Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas were just and reasonable; (2) that in permitting Cambridge Electric and ComElectric to adjust their rates by $49.8 million to reflect demand-side management costs, the MDTE failed to determine whether such an adjustment was warranted in light of other cost decreases; (3) that the MDTE's approval results in an arbitrary and unjustified sharing of benefits and costs between ratepayers and shareholders; and (4) that the MDTE's approval of the rate plan guarantees shareholders recovery of future costs without any future demonstration of customer savings. The AG's brief includes similar arguments in each of these areas and adds that, in allowing recovery of the acquisition premium, the MDTE has improperly deviated from a cost basis in setting approved rates and the ratemaking policies in other jurisdictions. Responsive briefs from NSTAR and the MDTE were filed on August 30, 2002 and September 9, 2002, respectively. Reply briefs were filed by TEC/Harvard and the AG on September 27, 2002 and October 3, 2002, respectively. On November 4, 2002, oral arguments occurred before the SJC. Management is currently unable to determine the outcome of this proceeding. NSTAR intends to vigorously defend its position relative to this appeal. However, in the unlikely event, an unfavorable outcome were to occur, there could be a material adverse impact on the consolidated financial position, cash flows and the results of operations for a reporting period.

2.  Environmental Matters

NSTAR's subsidiaries are involved in 18 state-regulated properties ("Massachusetts Contingency Plan, or "MCP" sites") where oil or other hazardous materials were previously spilled or released. The NSTAR subsidiaries are required to clean up or otherwise remediate these properties in accordance with specific state regulations. There are uncertainties associated with the remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. In addition to the MCP sites, NSTAR subsidiaries also face possible liability as a potentially responsible party (PRP) in the cleanup of eight multi-party hazardous waste sites in Massachusetts and other states where one or more NSTAR subsidiaries are alleged to have generated, transported or disposed of hazardous waste at the sites. NSTAR generally expects to have only a small percentage of the total potential liability for these sites. Estimates of approximately $5.6 million and $5.8 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001, respectively, related to the non-recoverable portion of these cleanup liabilities and is the gross amount of NSTAR's estimated environmental clean-up obligations that is not certain to be recoverable in NSTAR's rates. Accordingly, this amount has not been reduced by any potential rate recovery treatment of these costs or any potential recovery from NSTAR's insurance carriers. Prospectively, should NSTAR be allowed regulatory rate recovery of these specific costs, it would record an offsetting regulatory asset and record a credit to operating expenses equal to previously expensed costs. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position.

NSTAR Gas is participating in the assessment of six former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action. The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of September 30, 2002 and December 31, 2001, NSTAR Gas has recorded a liability of $6.7 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a PRP. A corresponding regulatory asset has been recorded that reflects the future rate recovery for these costs.

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

3.  Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil lawsuits. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued. Based on the information currently available, NSTAR does not believe that it is probable that any such additional legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

K)  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets include $53.1 million and $53.4 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes as of September 30, 2002 and December 31, 2001, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

1.  Effective Tax Rate

The following table illustrates the reconciliation of the
statutory federal income tax rate to the annual estimated
effective income tax rate for 2002 and the actual effective
income tax rate for the year ended December 31, 2001:
                                                          2002          2001
Statutory tax rate                                        35.0%         35.0%
State income tax, net of federal income tax benefit        5.0           5.3
Investment tax credits                                    (0.7)         (0.7)
Other                                                      1.0           0.6
  Effective tax rate before write-down and tax
     valuation allowance adjustment                       40.3          40.2
Adjustment to tax valuation allowance and write-
 down of RCN investment (Federal and State)                3.0          57.3
  Effective tax rate                                      43.3%         97.5%
                                                          ====          ====

2.  Tax Valuation Allowance

SFAS 109 prohibits the recognition of deferred income tax benefits unless the utilization of future income tax benefits is more likely than not. NSTAR has determined that it was not likely that a current or future income tax benefit would be realized relating to the write-downs of its RCN investment that was recorded in the second quarter of 2002 and previously in the first quarter of 2001. These write-downs resulted from the significant declines in the market value of the telecommunications sector, including RCN. As a result, NSTAR recorded a $74.2 million tax valuation allowance on the entire tax benefit associated with these write-downs. During the nine months ended September 30, 2002, as a result of certain unanticipated capital gain transactions, NSTAR recognized $3.2 million of this tax benefit. Therefore, the tax valuation allowance balance as of September 30, 2002 was reduced to $71 million.

A portion of the $71 million tax valuation allowance relates to NSTAR's previous equity investment in the Joint Venture (JV) with RCN Telecom Services, Inc. of Massachusetts wherein NSTAR had claimed operating losses generated from its JV interest through June 19, 2002 for federal income tax purposes. Although the initial review of the operating loss deductions have produced no adjustment by the IRS, NSTAR is continuing to reserve the $20 million in its valuation allowance pending either further review by taxing authorities or an analysis by NSTAR's tax advisor. The tax years in question are 1999 through 2002, and currently years 1999 and 2000 are under review by the IRS as part of their normal review of NSTAR's consolidated federal income tax returns. A determination is anticipated by the end of 2002 or early 2003. Should NSTAR prevail in its treatment of these losses as operating losses, it would allow for the reduction of the valuation allowance and an immediate recognition of approximately $20 million as a credit to income tax expense.

NSTAR has and will continue to research potential transactions that improve the operational efficiencies of NSTAR while maximizing the utilization of these potential tax benefits. Should NSTAR be successful in its tax and operational planning to allow for all or a portion of this tax benefit to be ultimately realized, NSTAR will reflect a credit to its income tax expense. Future earnings could be positively impacted by the outcome of this strategy. The maximum potential positive future earnings impact is currently estimated at $71 million, including the $20 million discussed above. Management is currently unable to determine when, whether, or the extent to which NSTAR will be able to recognize this potential benefit.

3.  Tax Gain on Generating Assets

The cost of transitioning to competition was mitigated, in part, by the sale of Commonwealth Energy System's (COM/Energy) (now a wholly owned subsidiary of NSTAR) non-nuclear generating assets. COM/Energy completed the sale of substantially all of its non-nuclear generating assets on December 30, 1998. Proceeds from the sale of these assets amounted to approximately $453.9 million, or 6.1 times their book value of approximately $74.2 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments amounted to $358.6 million and were used to reduce transition costs of Cambridge Electric and ComElectric related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. COM/Energy determined that this transaction was not a taxable event because it did not provide an economic benefit to COM/Energy. The amount, if not for this treatment, that would otherwise have been paid in taxes is approximately $136 million. Should COM/Energy ultimately lose this issue, tax deductions resulting in tax savings of approximately $136 million would ultimately be realized by COM/Energy over a period of years. During the second quarter of 2002, NSTAR was notified that the IRS intended to file a Request for Technical Advice with the IRS National Office with regard to COM/Energy's tax treatment of this item.

The IRS is in the process of auditing the COM/Energy tax returns for the years 1997, 1998 and 1999. Before completion of the audit, which may be at the end of the first quarter of 2003, it is expected that the IRS National Office will provide a response to the request. Should NSTAR's position be challenged as a result of the IRS decision, it is probable that NSTAR will make a tax payment of approximately $61 million in order to stop the accrual of interest on the potential remaining tax deficiency for all years involved through 2002. NSTAR intends to vigorously defend its position, which is supported by an opinion from an independent tax advisor, relative to this transaction and anticipates pursuing a refund of any amounts paid plus interest. In addition, NSTAR would pursue regulatory rate recovery for the interest on tax deficiencies should any amounts ultimately be incurred as a result of this transaction. The MDTE has provided written acknowledgements to NSTAR, COM/Energy and the IRS indicating: (1) its understanding of the issue; and (2) COM/Energy's ability to seek recovery of costs relating to the tax deficiency that may be incurred. NSTAR believes that the expectation of recovery from customers is probable in view of the MDTE's and COM/Energy's position and the monetary benefits to be realized by COM/Energy's customers should it be successful in defending its position. However, if NSTAR is unsuccessful with the IRS and its regulatory treatment, it is possible that it could have an adverse impact on NSTAR's results of operations, cash flows and financial position.

L)  Subsequent Events

1.  Generating Asset Divestiture

On November 1, 2002, FPL Group, Inc. closed on its purchase of an 88% majority ownership interest in the Seabrook Nuclear Power Station, including Canal Electric's 3.52% ownership interest, for $836.6 million. The purchase agreement was reached through an auction process launched in late 2001. FPL Group assumed responsibility for the ultimate decommissioning of the facility and received the Seabrook decommissioning funds of approximately $233 million at the closing. Canal Electric's portion of the sale proceeds amounted to $31.6 million, less $4.7 million paid into the decommissioning trust and for other transaction costs. The net proceeds of $26.9 million were less than Canal Electric's remaining investment in Seabrook. The net result of this transaction will be included as a component of Cambridge Electric's and ComElectric's transition cost recovery of approximately $15 million and is expected to be collected from ComElectric's and Cambridge Electric's customers in 2003 through the transition charge. As part of this sale, all purchased power agreements were terminated. This sale completes the final divestiture of NSTAR's remaining regulated generating assets with the exception of Blackstone Street Station, which is under agreement to be sold. This transaction did not have an impact on NSTAR's current results of operations. The future impact of this transaction will not have a material effect on operations.

2.  Long-Term Debt Issuance

On October 15, 2002, Boston Edison sold $400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures priced at LIBOR plus 50 basis points. The net proceeds were used to repay consolidated outstanding short-term debt balances. For financial reporting purposes, $500 million of short-term debt has been reclassified on the accompanying
Condensed Consolidated Balance Sheets as Long-term debt.

M)  Earnings Per Common Share

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

(in thousands, except per share amounts)
                                    Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                       2002        2001      2002        2001
After non-cash RCN charge:
  Earnings (loss) available for   $  73,227   $  67,146 $ 112,731    $(30,380)
    common shareholders
  Basic EPS                           $1.38       $1.27     $2.13      $(0.57)
  Diluted EPS                         $1.37       $1.26     $2.12      $(0.57)
Before non-cash RCN charge:
  Earnings available for common
    shareholders                  $  73,227   $  67,146 $ 140,332    $143,564
  Basic EPS                           $1.38       $1.27     $2.65       $2.71
  Diluted EPS                         $1.37       $1.26     $2.64       $2.70

Weighted average common shares
  outstanding for basic EPS          53,033      53,033    53,033      53,033
Effect of diluted shares:
Weighted average dilutive
  potential common shares               277         237       260         172
Weighted average common shares
  outstanding for diluted EPS        53,310      53,270    53,293      53,205
                                  =========   ========= =========   =========

N)  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in over 100 cities and towns in Massachusetts.
NSTAR subsidiaries also supply electricity at wholesale to municipalities.

The non-utility operations operating segment engages in business activities that include telecommunications, district heating and cooling operations and a liquefied natural gas service. Amounts shown on the following table for the three and nine month periods ended September 30, 2002 and 2001 include the allocation of NSTAR's (parent company) results of operations and assets, net of inter-company transactions, and primarily consist of interest charges and investment assets, respectively, to these business segments. The allocation of parent company charges is based on an indirect allocation of the parent company's debt financing used to fund these various businesses.

In addition, the non-utility operations operating segment for three and nine month periods ended September 30, 2002 and 2001, reflect reductions in the carrying value of NSTAR's investment and its ultimate discontinuance of a chilled water operation. During 2000, NSTAR notified certain chilled water customers of its decision to exit that business and that service would cease effective September 30, 2002, in accordance with its contractual obligations. As part of the 2001 impairment charge, NSTAR's carrying value of this investment has been written-off entirely. In addition, during the three months ended September 30, 2002 and 2001, NSTAR has provided $1.5 million and $3.8 million, respectively, for potential removal costs and settlement of a certain district cooling facility.

Excluding the impact of transactions related to NSTAR's investment in RCN, a portion of its chilled water operations and the negative effect of the allocation of parent company losses, non-utility operations would otherwise reflect a minimal level of net income for the period shown.

Management anticipates that the remaining operations of this segment will stabilize and generate positive results of operations in the near future. However, management cannot predict if or when assets within this segment will be fully realized. Reference is made to Note D, "New Accounting Standards" and to Note H, "RCN Joint Venture and Investment Conversion" for further discussions.

Financial data for the operating segments were as follows:
(in thousands)                     Utility Operations    Non-utility Consolidated
                                   Electric       Gas    Operations         Total

Three months ended September 30,
2002
Operating revenues              $  631,458    $  36,972  $  32,571     $  701,001
Segment net income (loss)(a)    $   81,223    $  (8,318) $     812     $   73,717
2001
Operating revenues              $  822,475    $  41,014  $  27,259     $  890,748
Segment net income (loss)(b)    $   81,122    $  (4,908) $  (7,578)    $   68,636

Nine months ended September 30,
2002
Operating revenues              $1,707,190    $ 214,660  $ 102,462     $2,024,312
Segment net income (loss)(a)    $  129,392    $   5,184  $ (20,375)    $  114,201
2001
Operating revenues              $2,099,292    $ 303,822  $  84,729     $2,487,843
Segment net income (loss)(b)    $  151,113    $  10,505  $(187,528)    $  (25,910)

Total assets
September 30, 2002              $5,094,091    $ 483,039  $ 211,532     $5,788,662
December 31, 2001               $4,509,982    $ 517,659  $ 300,550     $5,328,191


(a) Non-utility operations in 2002 include an impairment charge of $27.6 million for the nine-month period ended September 30, 2002. In addition, in 2002, non-utility operations include the benefit of a deferred tax valuation allowance adjustment of $3.2 million for the nine months ended September 30, 2002, and for the three and nine-month periods, an additional $1.5 million reserve for estimated removal costs associated with a district cooling facility upon cessation of those operations on September 30, 2002.

(b) A $173.9 million impairment charge related to the RCN investment was recognized in the nine-month period ended
September 30, 2001.  In the three and nine-months ended September
30, 2001, non-utility operations includes $7.5 million charged for the write-down of NSTAR's ultimate discontinuance of certain chilled water operations.

O)  Electric Equity Investment

Cambridge Electric had a 2.65% equity investment in the 540 MW Vermont Yankee nuclear power plant. Cambridge Electric was entitled to electricity produced from the facility based on its ownership interest, and was billed for its entitlement pursuant to a contractual agreement that was approved by the Federal Energy Regulatory Commission.

On July 31, 2002, Vermont Yankee was sold for approximately $180 million to Entergy Nuclear Vermont Yankee, LLC (Entergy). The sale agreement stipulates, among other items, that Entergy will assume responsibility for the ultimate decommissioning of the facility and will receive the Vermont Yankee decommissioning funds. Pursuant to the terms of an Additional Power Contract, Cambridge Electric is obligated to purchase its entitlement percentage of the net capacity and output of the plant through the current license term ending in March 2012. The plant's owners before the sale were a consortium of New England utilities, including Cambridge Electric. This transaction will not have an impact on NSTAR's results of operations. The net result of this transaction will be included as a component of Cambridge Electric's transition cost recovery and is reflected on the accompanying Condensed Consolidated Balance Sheets as a Regulatory asset.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The accompanying Management's Discussion and Analysis of
Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A in NSTAR's 2001 Annual Report on Form 10-K and its March 31, 2002 and June 30, 2002 Quarterly
Reports on Form 10-Q.

Overview

NSTAR is an energy delivery company serving approximately 1.3 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 246,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR" shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires. Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility operations include telecommunications - NSTAR Communications, Inc. (NSTAR Com), district heating and cooling operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation) and a liquefied natural gas service company (Hopkinton LNG Corp.).

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

The impact of continued cost control procedures on operating results could differ from current expectations. NSTAR's revenues from its electric and gas sales are sensitive to weather, the economy and other variable conditions, particularly sales to residential, commercial and industrial customers. Accordingly, NSTAR's sales in any given period reflect, in addition to other factors, the impact of weather, with colder temperatures generally resulting in increased gas sales and warmer temperatures generally resulting in increased electric sales. NSTAR anticipates that these sensitivities to seasonal and other weather conditions will continue to impact its sales forecasts in future periods. The effects of changes in weather, economic conditions, tax rates, interest rates, technology, prices and availability of operating supplies could materially affect the projected operating results.

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

NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures NSTAR makes in its filings to the SEC. Also note that NSTAR provided in the above paragraphs a cautionary discussion of risks and other uncertainties relative to its business. These are factors that could cause its actual results to differ materially from expected and historical performance. Other factors in addition to those listed here could also adversely affect NSTAR. This report also describes material contingencies and critical accounting policies in NSTAR's Notes to Condensed Consolidated Financial Statements, and NSTAR encourages a review of these Notes.

Critical Accounting Policies

The accompanying consolidated financial statements for each period presented include the activities of NSTAR's wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the prior year data to conform to the current presentation.

a.  Regulatory Accounting

NSTAR follows accounting policies prescribed by the FERC and the MDTE. In addition, NSTAR is subject to the accounting and reporting requirements of the SEC. The accompanying condensed consolidated financial statements conform to generally accepted accounting principles (GAAP). As a rate-regulated company, NSTAR is subject to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS
71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries. The energy delivery business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71. This ratemaking process results in the recording of regulatory assets based on current and future cash inflows. As of September 30, 2002 and December 31, 2001, NSTAR has recorded regulatory assets of $1,521 million and $1,026 million, respectively. NSTAR continuously reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. NSTAR anticipates to fully recover in its rates these regulatory assets. However, impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. Plant and other regulatory assets related to the generation business are recovered through the transition charge.

NSTAR Electric has long-term purchased power agreements that are used primarily to meet its standard offer obligation. The majority of these agreements are above-market and are not reflected on the accompanying Condensed Consolidated Balance Sheets. However, effective April 1, 2002, NSTAR has marked to market six purchased power contracts that are reflective of above-market costs. The above-market value of these contracts is reflected as a component of Power contracts on the accompanying Condensed Consolidated Balance Sheets. Refer to "Critical Accounting Policies," Item d. "Derivative Instruments" below for further discussion. The above-market costs of all of these contracts are currently being recovered through the transition charge as of these costs are incurred. This recovery occurs through 2016 for Boston Edison, through 2023 for ComElectric and through 2011 for Cambridge Electric. These recovery periods coincide with the contractual terms of these purchased power agreements. Furthermore, standard offer and default service revenues are adjusted periodically to recover actual costs provided. Standard offer and default service revenues are recognized based on these approved rates for energy delivery. Refer to "Retail Electric Rates" in this MD&A for further discussion.

b.  Pension and Other Postretirement Benefits

NSTAR's pension and other postretirement costs are dependent upon several factors and assumptions, such as the discount rate, the long-term rate of return on plan assets and health care trends. NSTAR's plan assets have been affected by significant declines in the equity markets in the past three years. These conditions are expected to impact the funded status of the NSTAR Pension Plan (the Plan) at year-end and pension and postretirement costs for 2003. Based on current estimates, NSTAR anticipates recognizing pension and other postretirement costs for 2003 of $25 million to $55 million above the 2002 level of $37 million. These costs would result in approximately $20 million to $40 million of incremental net pension and other postretirement expenses charged to expense in 2003.

As a result of the negative investment performance, it is probable that at December 31, 2002 the accumulated benefit obligation will exceed Plan assets. Therefore, it is also probable that NSTAR will be required to recognize an additional minimum liability as prescribed by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions" (SFAS No. 87) and SFAS
No. 132, "Employers' Disclosures about Pensions and
Postretirement Benefits." The additional minimum liability would result in the removal of Prepaid pension cost from NSTAR's Consolidated Balance Sheet.

NSTAR's prepaid pension balance was $238 million as of September 30, 2002. The liability and Prepaid pension adjustment would be recorded as a non-cash charge to Other Comprehensive Income (OCI), and would not affect the results of operations for 2002. The charge to OCI would be reversed in future peroids at the time that the fair value of the trust assets exceeds the accumulated benefit obligation. Assuming there is no significant change in interest rates or equity market performance for the remainder of the year, NSTAR anticipates that the after-tax charge to OCI will be approximately $200 million to $300 million. The ultimate impact of the Plan's investment performance on NSTAR's financial position, results of operations and cash flows will not be known until the Plan's assets and liabilities are valued at December 31, 2002.

The Plan currently meets the minimum funding requirements of the Employment Retirement Income Security
Act of 1974. However, NSTAR is currently evaluating the extent to which it may make additional optional cash contributions to the Plan, the timing of each contribution and the impact on the additional minimum liability. Should NSTAR elect to increase the level of its cash contributions to the Plan, such cash requirements could be material to its cash flows. NSTAR believes it has adequate access to capital resources to support these contributions. Pension and other postretirement costs and cash contributions beyond
2003 are largely dependent on the financial markets.

In addition, NSTAR anticipates filing a request with the MDTE seeking an order to mitigate the non-cash charge to OCI and the increases in expected pension and other postretirement benefit costs and cash contributions. If approved, this request could potentially allow NSTAR to record a regulatory asset in lieu of a charge to OCI. NSTAR cannot determine whether the request to the MDTE will be approved or whether the approval would be sufficient to record a regulatory asset under SFAS 71.

c.  New Accounting Standards

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

On July 5, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement, which is effective for NSTAR on January 1, 2003, establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management is currently assessing the impact of SFAS 143 in light of its regulatory and accounting requirements. Management has identified several minor long-lived assets, including lease arrangements, and has determined that it is legally responsible to remove such property and comply with the requirements of this standard. However, based on NSTAR's assessment of its potential liability and rate regulatory treatment for certain identified assets, the adoption of SFAS 143 is not expected to have a material effect on its results of operations, cash flows, or financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, among other things, expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. NSTAR has reviewed and assessed for impairment certain of its non-utility assets and based on its assessment, it has determined as of September 30, 2002, that the implementation of SFAS 144 had no effect on NSTAR's results of operations or financial position.

The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146) that requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. NSTAR is required to comply with SFAS 146 beginning January 1, 2003. NSTAR anticipates that the implementation of this standard will not have an adverse impact on its financial position or results of operations.

As of January 1, 2001, NSTAR adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, (collectively, SFAS 133). SFAS 133 established accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in such contracts as fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. Previously, all of NSTAR's commodity purchased power contracts were exempt from this accounting treatment under the normal purchase and sales exception of SFAS 133. As a result, these contracts were not marked to market and have not been reflected on the accompanying Condensed Consolidated Balance Sheets.

The impact of SFAS 133 is discussed in the following paragraph.

d.  Derivative Instruments

The accounting for derivative financial instruments is subject to change based on the guidance received from the Derivative Implementation Group (DIG) of FASB. The DIG issued C15, on October 10, 2001, which specifically addressed the interpretation of clearly and closely related contracts that qualify for the normal purchase and sales exception under SFAS 133. The conclusion reached by the DIG was that contracts with a pricing mechanism that is subject to future adjustment based on a generic index that is not specifically related to the contracted service commodity generally would not qualify for the normal purchase and sales exception.

On April 1, 2002, the effective date of DIG C15, NSTAR adopted the interpretation of this guidance and began marking to market certain of its long-term purchased power contracts that previously qualified for the normal purchase and sales exception. NSTAR has six purchased power contracts that contain components with pricing mechanisms that are based on a generic index, such as the GNP or CPI. Although these factors are only applied to certain ancillary pricing components of these agreements, as required by the interpretation of C15, NSTAR began recording these contracts at fair value on its Condensed Consolidated Balance Sheets beginning in the second quarter of 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of these contracts as of September 30, 2002 of approximately $632 million and is a component of Power contracts on the accompanying Condensed Consolidated Balance Sheets. NSTAR has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of these contracts through its transition charge. Therefore, as a result of this regulatory treatment, the recording of these contracts on its accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

NSTAR has other purchased power contracts in which the fair value is significantly above-market. However, these contracts have met the criteria for the normal purchase and sales exception pursuant to SFAS 133 and C15 and have not been recorded on the accompanying Condensed Consolidated Balance Sheets. The above-market portion of these contracts is currently being recovered through the transition charge. Therefore, NSTAR does not account for these types of capacity and energy contracts, gas supply contracts, or purchase orders for numerous supply items as derivatives.

NSTAR will continue to monitor any further guidance that may result from FASB revisions and clarifications to SFAS 133. Based on NSTAR's assessment to date, the adoption of SFAS 133 has not had a material effect on its results of operations, cash flows, or net assets.

e.  Revenue Recognition

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

In determining its unbilled electric base revenues, NSTAR compares the actual delivery of megawatthours (mWh) demanded (its territory load) to its actual monthly billed mWh sales. The difference in volume represents the level of unbilled mWhs. Dollars associated with the unbilled mWhs are calculated by multiplying these units by NSTAR's approved distribution revenue rates. There is no inherent volatility in the rate used to determine unbilled revenue. Using this estimation methodology, there is minimal volatility in estimating this component of operating revenues.

In determining its unbilled gas base revenues, NSTAR compares the gas supply input as metered at various city gates, to its actual monthly billed MMBTUs (millions of British thermal units). This difference in volume represents the level of unbilled MMBTUs. Dollars associated with the unbilled MMBTUs are calculated by multiplying these units and multiplied by NSTAR's approved base revenue rates. There is no inherent volatility in the rate used to determine unbilled revenue. Using this estimation methodology, there is minimal volatility in estimating this component of operating revenues.

Revenues for NSTAR's non-utility subsidiaries are recognized when services are rendered or when the energy is delivered. Revenues are based, for the most part, on long-term contractual rates.

f.  Available for Sale Equity Securities

NSTAR records its investments in marketable equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to this standard, NSTAR continuously reviews the carrying value of its investments in marketable equity securities to assess whether any decline in the market value below its carrying value is deemed to be other-than-temporary. Unless there is evidence to the contrary, NSTAR's policy is to record an impairment charge for the decline in market value below its carrying value in situations where the decline has continued for a period of six months or more. During the second quarter of 2002, NSTAR determined that the decline in its investment in RCN Corporation (RCN) was other than temporary. As a result, NSTAR recognized a $27.6 million impairment charge in the second quarter to adjust its carrying value down to $1.37 per share. As of September 30, 2002, the total carrying value of its 11.6 million common shares of RCN as of September 30, 2002, is $5.9 million reflecting a market value per share of $0.51. Refer to Note H of Notes to Condensed Consolidated Financial Statements for a further discussion. These securities are currently available for sale and are included in Other investments on the accompanying Condensed Consolidated Balance Sheets. NSTAR no longer holds securities associated with the demutualization of John Hancock Financial Services, Inc. and MetLife, Inc. as the sale of these securities was completed during the quarter ended September 30, 2002. The sale of these securities during 2002 resulted in the recognition of a gain of approximately $4.8 million.

g.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgements, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain of these accounting principles require subjective and complex judgements used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgement, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation rates set by regulator, amortization terms, future interest rates, future discount rates, mark-to-market valuations, investment returns, volatility in the price of NSTAR Common Shares, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of third parties. Actual results could materially differ from these estimates.

h.  Asset Impairment Assessment

Based on the current market performance of the telecommunications sector, NSTAR has reviewed and assessed for impairment, in accordance with SFAS 144, its unregulated telecommunications assets. NSTAR's judgements used in its assessment include, but are not limited to, future anticipated revenue streams and future operating costs. NSTAR has determined, based on its probability assessment, that the carrying value of approximately $31 million of its unregulated telecommunications assets are not impaired as of September 30, 2002. Management cannot assure the precision of its estimates of future revenues or expenses. Should a further and continued deterioration of this business sector occur, NSTAR may be required to write down its carrying value of these assets.

i.  Accounting for Stock Options

The NSTAR 1997 Share Incentive Plan (the Plan) permits a variety of stock and stock-based awards, including the granting to key employees of stock options and deferred (non-vested) stock. The Plan limits the terms of option awards to ten years. Currently, NSTAR continues to account for stock options pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees" and does not recognize an expense currently. Based on a provision of the Plan that establishes the exercise price equal to the market price at the grant date, no current expense recognition is necessary. However, if NSTAR had expensed these options since the Plan's inception under the provision of SFAS No. 123, "Accounting for Stock-Based Compensation," the additional expense to earnings for the first nine months of 2002 would be approximately $550,000, net of tax, or $0.01 per share.

j.  Income Taxes

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

Generating Assets Divestiture

a.  Seabrook Nuclear Power Station

On November 1, 2002, FPL Group, Inc. closed on its purchase of an 88% majority ownership interest in the Seabrook Nuclear Power Station, including Canal Electric's 3.52% ownership interest, for $836.6 million. The purchase agreement was reached through an auction process launched in late 2001. FPL Group assumed responsibility for the ultimate decommissioning of the facility and received the Seabrook decommissioning funds of approximately $233 million at the closing. Canal Electric's portion of the sale proceeds amounted to $31.6 million, less $4.7 million paid into the decommissioning trust and for other transaction costs. The net proceeds of $26.9 million were less than Canal Electric's remaining investment in Seabrook. The net result of this transaction will be included as a component of Cambridge Electric's and ComElectric's transition cost recovery of approximately $15 million and is expected to be collected from ComElectric's and Cambridge Electric's customers in 2003 through the transition charge. As part of this sale, all purchased power agreements were terminated. This sale completes the final divestiture of NSTAR's remaining regulated generating assets with the exception of Blackstone Street Station, which is under agreement to be sold. This transaction did not have an impact on NSTAR's current results of operations. The future impact of this transaction will not have a material effect on operations. However, NSTAR's future annual earnings will be adversely impacted by approximately $2.6 million as a result of the absence of the return on its Seabrook investment. The net result of this transaction will be included as a component of Cambridge Electric's and ComElectric's transition cost recovery.

b.  Blackstone Station

On August 1, 2002, Cambridge Electric reached a tentative agreement to sell Blackstone Station to President and Fellows of Harvard College ("Harvard") for $17.6 million. On November 4, 2002, Harvard notified Cambridge Electric that its Board approved the purchase. A filing with the MDTE for regulatory approval for this transaction will be made prior to December 31, 2002. Under terms of this agreement, NSTAR Steam will continue to manage the day-to-day operations of the steam plant on this site for one year after the sale.

Cambridge Electric is divesting its electric generating assets consistent with the provisions of the Massachusetts Electric Restructuring Act of 1997 (Restructuring Act). Cambridge Electric divested the majority of its non-nuclear generating facilities in 1998. The sale is subject to approval by the MDTE and $14.6 million of the proceeds from the sale will be used to reduce Cambridge Electric's transition charge. In addition, NSTAR Steam has agreed to sell its steam operations at this site for $3 million to Harvard.

Rate and Regulatory Proceedings

a.  Merger Rate Plan

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

The 1999 MDTE order, which approved the rate plan associated with the merger of BEC and COM/Energy, was appealed by certain parties to the Massachusetts Supreme Judicial Court (SJC). In October 2001, the MDTE certified the record of the case to the SJC. The appeals of the Massachusetts Attorney General (AG) and a separate group that consists of The Energy Consortium (TEC) and Harvard University (Harvard) are pending. On June 21, 2002, TEC and Harvard filed their joint initial brief with the SJC and on June 24, 2002, the AG filed a brief in the consolidated proceeding. TEC and Harvard allege that, in approving the rate plan and merger proposal, the MDTE committed errors of law in the following areas: (1) in adopting a public interest standard, the MDTE applied the wrong standard of review, and failed to investigate the propriety of rates and to determine that the resulting rates of Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas were just and reasonable; (2) that in permitting Cambridge Electric and ComElectric to adjust their rates by $49.8 million to reflect demand-side management costs, the MDTE failed to determine whether such an adjustment was warranted in light of other cost decreases; (3) that the MDTE's approval results in an arbitrary and unjustified sharing of benefits and costs between ratepayers and shareholders; and (4) that the MDTE's approval of the rate plan guarantees shareholders recovery of future costs without any future demonstration of customer savings. The AG's brief includes similar arguments in each of these areas and adds that, in allowing recovery of the acquisition premium, the MDTE has improperly deviated from a cost basis in setting approved rates and the ratemaking policies in other jurisdictions. Responsive briefs from NSTAR and the MDTE were filed on August 30, 2002 and September 9, 2002, respectively. Reply briefs were filed by TEC/Harvard and the AG on September 27, 2002 and October 3, 2002, respectively. On November 4, 2002, oral arguments occurred before the SJC. Management is currently unable to determine the outcome of this proceeding. NSTAR intends to vigorously defend its position relative to this appeal. However, in the unlikely event, an unfavorable outcome were to occur, there could be a material adverse impact on the consolidated financial position, cash flows and the results of operations for a reporting period.

b.  Goodwill and Costs to Achieve

The merger creating NSTAR was accounted for using the purchase method of accounting. In accordance with the MDTE's approval of NSTAR's merger rate plan, the premium (Goodwill) associated with this acquisition was approximately $490 million, while the original estimate of transaction and integration costs to achieve the merger was $111 million. The merger premium is reflected on the accompanying Condensed Consolidated Balance Sheets as Goodwill. This premium will continue to be amortized over 40 years and amounts to approximately $12.2 million annually, while the costs to achieve (CTA) are being amortized over 10 years.
CTA are the costs incurred to execute the merger including the employee costs for a voluntary severance program, costs of financial advisers, legal costs, and other transaction and systems integration costs. CTA is being amortized at an annual rate of $11.1 million based on the original rate plan. NSTAR expects to be required by the MDTE to reconcile the actual CTA costs incurred with the original estimate. This reconciliation will include a final accounting of the deductibility for income tax purposes of each component of CTA. The total CTA is approximately $143 million. This increase from the original estimate is partially mitigated by the fact that the portion of CTA that is not deductible for income tax purposes is approximately $20 million lower than the original estimate. The CTA and Goodwill amounts were filed and approved as part of the rate plan.

c.  Service Quality Index

On October 29, 2001, and as subsequently updated, NSTAR Electric and NSTAR Gas filed proposed service quality plans for each company with the MDTE, which included guidelines that had been established by the MDTE as a result of its generic investigation of service quality issues. The service quality plans established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. Concurrently, NSTAR Electric and NSTAR Gas filed with the MDTE a report concerning their performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric that was refunded to customers as a credit to their bills during the month of May 2002. This refund had no material effect on NSTAR's consolidated financial position, cash flows or results of operations in 2002.

Through September 30, 2002, NSTAR Electric's performance has resulted in a minimal penalty situation based on both actual results through September 2002 and forecasted results for the remaining three-month period. However, these results may not be indicative of the results for the remainder of the year. NSTAR accounts for its service quality penalties pursuant to SFAS No. 5, "Accounting for Contingencies." Accordingly, these penalties are monitored on a monthly basis to determine NSTAR's contingent liability, and if NSTAR determines it is probable that a liability has been incurred and is estimable, NSTAR would then accrue an appropriate liability. Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE. Any settlement or rate order that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period an agreement is received from the MDTE.

d.  Retail Electric Rates

The Restructuring Act requires electric distribution companies to obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier through either standard offer service or default service. Standard offer service will be available to eligible customers through February 2005 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Restructuring Act. New retail customers in the NSTAR Electric service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. The price of default service is intended to reflect the average competitive market price for power. As of September 30, 2002 and December 31, 2001, customers of NSTAR Electric had approximately 25% and 16%, respectively, of its load requirements provided by competitive suppliers.

During 2000, NSTAR Electric's accumulated cost to provide default and standard offer service was in excess of the revenues it was allowed to bill by approximately $242.7 million. On January 1 and July 1, 2001, NSTAR Electric was permitted by the MDTE to increase its rates to customers for standard offer and default service to collect this shortfall. Furthermore, when combined with the reduction in energy supply costs experienced in 2001 and through the first half of 2002, rates were reduced on January 1, 2002, April 1, 2002 and July 1, 2002.

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

On June 1, 2001, the MDTE issued its final orders on the reconciliation of ComElectric and Cambridge Electric's transition, standard offer service, default service and transmission costs and revenues for 1998. ComElectric and Cambridge Electric reached a settlement with the AG regarding the 1999 and 2000 reconciliation proceedings. Under this settlement, the companies' future recovery of transition costs would be reduced by approximately $7.8 million. This settlement was approved by the MDTE on June 5, 2002 and did not have a material adverse effect on NSTAR's 2002 consolidated financial position, cash flows or results of operations.

e.  Natural Gas Industry Restructuring and Rates

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

Since March 2001, due to the significant declines in wholesale natural gas prices, NSTAR Gas received six consecutive approvals from the MDTE to reduce the CGAC factor and pass those savings on to customers.

In October 2002, due to the increase in wholesale natural gas prices, NSTAR Gas was allowed by the MDTE to increase the CGAC factor for the period from November 1, 2002 through April 30, 2003 to $0.6139 per therm, a 16.7% increase in the CGAC from rates in effect on November 1, 2001.

Other Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil lawsuits. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued. Based on the information currently available, NSTAR does not believe that it is probable that any such additional legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

Income Tax Issues

a.  Tax Valuation Allowance

SFAS 109 prohibits the recognition of deferred income tax benefits unless the utilization of future income tax benefits is more likely than not. NSTAR has determined that it was not likely that a current or future income tax benefit would be realized relating to the write-downs of its RCN investment that was recorded in the second quarter of 2002 and previously in the first quarter of 2001. These write-downs resulted from the significant declines in the market value of the telecommunications sector, including RCN. As a result, NSTAR recorded a $74.2 million tax valuation allowance on the entire tax benefit associated with these write-downs. During the nine months ended September 30, 2002, as a result of certain unanticipated capital gain transactions, NSTAR recognized $3.2 million of this tax benefit. Therefore, the tax valuation allowance balance as of September 30, 2002 was reduced to $71 million.

A portion of the $71 million tax valuation allowance relates to NSTAR's previous equity investment in the Joint Venture (JV) with RCN Telecom Services, Inc. of Massachusetts wherein NSTAR had claimed operating losses generated from its JV interest through June 19, 2002 for federal income tax purposes. Although the initial review of the operating loss deductions have produced no adjustment by the IRS, NSTAR is continuing to reserve the $20 million in its valuation allowance pending either further review by taxing authorities or an analysis by NSTAR's tax advisor. The tax years in question are 1999 through 2002, and currently years 1999 and 2000 are under review by the IRS as part of their normal review of NSTAR's consolidated federal income tax returns. A determination is anticipated by the end of 2002 or early 2003. Should NSTAR prevail in its treatment of these losses as operating losses, it would allow for the reduction of the valuation allowance and an immediate recognition of approximately $20 million as a credit to income tax expense.

NSTAR has and will continue to research potential transactions that improve the operational efficiencies of NSTAR while maximizing the utilization of these potential tax benefits. Should NSTAR be successful in its tax and operational planning to allow for all or a portion of this tax benefit to be ultimately realized, NSTAR will reflect a credit to its income tax expense. Future earnings could be positively impacted by the outcome of this strategy. The maximum potential positive future earnings impact is currently estimated at $71 million, including the $20 million discussed above. Management is currently unable to determine when, whether, or the extent to which NSTAR will be able to recognize this potential benefit.

b.  Tax Gain on Generating Assets

The cost of transitioning to competition was mitigated, in part, by the sale of Commonwealth Energy System's (COM/Energy) (now a wholly owned subsidiary of NSTAR) non-nuclear generating assets. COM/Energy completed the sale of substantially all of its non-nuclear generating assets on December 30, 1998. Proceeds from the sale of these assets amounted to approximately $453.9 million, or 6.1 times their book value of approximately $74.2 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments amounted to $358.6 million and were used to reduce transition costs of Cambridge Electric and ComElectric related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. COM/Energy determined that this transaction was not a taxable event because it did not provide an economic benefit to COM/Energy. The amount, if not for this treatment, that would otherwise have been paid in taxes is approximately $136 million. Should COM/Energy ultimately lose this issue, tax deductions resulting in tax savings of approximately $136 million would ultimately be realized by COM/Energy over a period of years. During the second quarter of 2002, NSTAR was notified that the IRS intended to file a Request for Technical Advice with the IRS National Office with regard to COM/Energy's tax treatment of this item.

The IRS is in the process of auditing the COM/Energy tax returns for the years 1997, 1998 and 1999. Before completion of the audit, which may be at the end of the first quarter of 2003, it is expected that the IRS National Office will provide a response to the request. Should NSTAR's position be challenged as a result of the IRS decision, it is probable that NSTAR will make a tax payment of approximately $61 million in order to stop the accrual of interest on the potential remaining tax deficiency for all years involved through 2002. NSTAR intends to vigorously defend its position, which is supported by an opinion from an independent tax advisor, relative to this transaction and anticipates pursuing a refund of any amounts paid plus interest. In addition, NSTAR would pursue regulatory rate recovery for the interest on tax deficiencies should any amounts ultimately be incurred as a result of this transaction. The MDTE has provided written acknowledgements to NSTAR, COM/Energy and the IRS indicating: (1) its understanding of the issue; and (2) COM/Energy's ability to seek recovery of costs relating to the tax deficiency that may be incurred. NSTAR believes that the expectation of recovery from customers is probable in view of the MDTE's and COM/Energy's position and the monetary benefits to be realized by COM/Energy's customers should it be successful in defending its position. However, if NSTAR is unsuccessful with the IRS and its regulatory treatment, it is possible that it could have an adverse impact on NSTAR's results of operations, cash flows and financial position.

Results of Operations - Three Months Ended September 30, 2002 vs.
Three Months Ended September 30, 2001

The following section of Management's Discussion and Analysis compares the results of operations for each of the three month periods ended September 30, 2002 and 2001, respectively, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report.

Earnings per common share were as follows:
                              Three Months Ended September 30,
                                 2002       2001   % Change
 Basic -                        $1.38      $1.27        8.7
 Diluted -                      $1.37      $1.26        8.7

Earnings were $73.2 million, or $1.38 and $1.37 per basic and diluted common share, respectively, for the three-month period ended September 30, 2002. For the same period in 2001, NSTAR reported income of $67.1 million, or $1.27 and $1.26 per basic and diluted common share, respectively.

The current quarter's earnings increased by $6.1 million, or 9.1%, primarily due to increased retail electric kilowatt (kWh) sales of 6.8% that was driven by a hotter than normal summer season, improved results from non-utility operations and the absence in the current period of a charge related to a district energy facility. Additional positive factors during the current three-month period included lower bad debt expense, lower long and short-term interest costs of $2.6 million, net of regulatory interest, and a $1 million decrease in preferred dividends as a result of the redemption of Boston Edison's Cumulative Preferred Stock, 8% Series in December 2001. These positive factors were partially offset by increased operations and maintenance costs for electrical systems reliability upgrades associated with electric delivery operations, higher pension-related benefits costs and lower mitigation incentive revenues.

The results of operations for the three-month period ended September 30, 2002 are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B to the accompanying Unaudited Condensed Consolidated Financial Statements.

Operating revenues

Operating revenues for the three-month period ended September 30, 2002 decreased 21% from the same period in 2001 as follows:
  (in thousands)

  Retail electric revenues                         $(175,107)
  Wholesale electric revenues                         (9,997)
  Gas sales revenues                                  (6,312)
  Other revenues                                       1,669
    Decrease in operating revenues                 $(189,747)
                                                    =========

The most significant factor contributing to this decrease in operating revenues was the reduction in standard offer and default service rates charged to customers.

Retail electric revenues were $596 million in the third quarter of 2002 compared to $771.1 million in the same period of 2001, a decrease of $175.1 million, or 23%. The change in retail revenues includes the significantly lower cost of purchased power (discussed below) and lower rates implemented in January, April and July 2002 for standard offer and default services adjusted for decreases in the cost of energy supply. Revenues attributable to standard offer and default services decreased $102 million and $68.9 million, respectively, in the current quarter. The total decrease in retail revenues also includes lower revenue related to demand-side management and renewable energy programs of $2.7 million due to the timing of program expenditures. Transition revenues increased by $4.8 million due to higher rates for transition cost recovery offset by a $2.2 million decline in earned mitigation incentive revenues that were allowed for successfully lowering transition charges. Transmission revenues increased by $11.6 million due to the absence in the current period of a $6.7 million reduction in revenues due to a Cambridge Electric 2001 transmission true-up filing, and in 2002, $3.3 million higher revenues resulting from Boston Edison's recently completed true-up filing. The change in NSTAR's retail revenues related to standard offer, default services, transmission and demand-side management and renewable energy programs are reconciled to the costs incurred and do not have a significant impact on future earnings.

Electric retail distribution revenues were negatively impacted by weaker economic conditions as indicated by a decrease in the Boston hotel occupancy rate that was down 3.8% when compared to 2001 and a Boston office vacancy rate that remains comparably high. The unemployment rate in Boston was approximately 4.6% through August 2002 as compared to approximately 3.5% at the same time in 2001. Offsetting these negative economic factors was the impact of warmer weather conditions that were 34% above normal for the third quarter of 2002 that positively impacted the margin for electric sales.

On October 7, 2002, Boston Edison and the AG (Settling Parties) submitted for approval by the MDTE a Joint Motion for Approval of Settlement Agreement and a Settlement Agreement resolving issues in Boston Edison's reconciliation of costs and revenues for the year 2001. Among other issues, the Settlement Agreement includes an adjustment relating to the true-up of costs relating to securitization. As a result of this Settlement Agreement with the AG and an opinion from NSTAR's regulatory counsel, Boston Edison recognized approximately $11.4 million in transition charge revenues.
This benefit was significantly offset by other regulatory true-up adjustments. NSTAR anticipates a final approval by the MDTE in the fourth quarter. However, should the MDTE issue a final adverse decision, it could have a material impact on its results of operations for a particular reporting period.

Below is comparative information on cooling degree days for the three-month periods ending September 30, 2002 and 2001 and the number of degree days in a "normal" third quarter period as represented by a 30-year average. A "cooling degree-day" is a unit measuring how much the outdoor mean temperature rises above a base of 65 degrees. Each degree below or above the base, is measured in one degree day.

                                                                 Normal
                                                                30-Year
                                            2002       2001     Average
Cooling degree days                          792        526         593
  Percentage change from prior year         50.6%      26.1%
  Percentage change from 30-year average    33.6%     (11.3)%

The higher cooling degree days experienced during the current quarter positively impacted electric distribution revenues. The above normal average cooling degree days impacted air conditioning usage demanded by NSTAR's customers and resulted in higher electric distribution revenues than would otherwise have been recorded during a more moderate summer period.

Wholesale electric revenues were $14.4 million in the third quarter of 2002 compared to $24.4 million in the same period of 2001, a decrease of $10 million, or 41%. This decrease in wholesale revenues reflects a 31% decrease in kWh sales due to the expiration of two municipal power supply contracts on May 31, 2002 and a decline in rates. After October 31, 2005, NSTAR will no longer have contracts for the supply of wholesale power. Amounts collected from wholesale customers are credited to retail customers through the transition charge. Therefore, the expiration of these contracts has no impact on results of operations.

Gas sales revenues were $35.1 million in the quarter ended September 30, 2002 compared to $41.4 million in the same period of 2001, a decrease of $6.3 million, or 15%. The decrease in revenues is attributable to a 11% decline in the cost of gas from suppliers compared to the same period last year, and the 19.4% decline in Billions of British Thermal Unit (BBTU) firm sales and transportation due to the downturn in the economy and the impact of the warmer temperatures. NSTAR Gas' firm sales and transportation to residential, commercial and industrial customers were approximately 30%, 40% and 28%, respectively, of total firm sales and transportation for the current three-month period.

Other revenues were $55.5 million in the three months ended September 30, 2002 compared to $53.8 million in the same period of 2001, an increase of $1.7 million, or 3%. This increase primarily reflects higher chilled water sales due to the warmer weather and higher chilled water demand rates, partially offset by lower steam sales that primarily reflect the loss of a large customer.

Operating expenses

Purchased power costs were $311 million in the quarter ended September 30, 2002 compared to $499.4 million in the same period of 2001, a decrease of $188.4 million, or 38%. The decrease in expense reflects lower purchased power requirements due to a decrease of 0.9% in total mWh sales including a 31% decrease in wholesale sales resulting from the expiration of two municipal power supply contracts and lower costs that reflect the prices of natural gas and oil. Included in the current and prior year periods was a charge of $22.1 million and a charge of $85.3 million, respectively, that reflects the recognition of previously deferred standard offer and default service supply costs resulting from the current period collection of these costs. NSTAR adjusts its electric rates to collect the costs related to energy supply from customers on a reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense does not have a significant impact on earnings. The cost of gas sold, representing NSTAR Gas' supply expense, was $22.3 million for the quarter ended September 30, 2002, compared to $25.1 million in the same period of 2001, a decrease of $2.8 million, or 11%, due to the recognition of the lower cost of gas and lower sales due to warmer weather conditions and the downturn in the economy. These expenses are also reconciled to the current level of revenues collected.

Operations and maintenance expense was $108.1 million in the quarter ended September 30, 2002 compared to $102.7 million in the same period of 2001, an increase of $5.4 million, or 5%.
This increase primarily reflects incremental expenditures incurred relating to improvements to NSTAR's electric delivery systems that were substantially completed as of September 30, 2002, as was initially disclosed in NSTAR's 2001 Form 10-K, MD&A section. In addition, pension and postretirement-related expense (net of amounts capitalized) increased by approximately $4.4 million due to a downturn in the equity market and lower interest costs that are expected to continue for the remainder of 2002. The higher pension costs are in line with NSTAR's previous disclosure of its forecast that indicated that pension costs for 2002 as compared to 2001 would increase. This trend is anticipated to continue and could significantly impact future periods as a result of further declines in the equity market. These factors were somewhat offset by a decline in bad debt expense of $3.3 million due to improved payment performance and a lower level of accounts receivable.

Depreciation and amortization expense was $56.5 million in the quarter ended September 30, 2002 compared to $60.5 million in the same period of 2001, a decrease of $4 million, or 7%. The decrease primarily reflects the absence in the current period of NSTAR's $5 million write-off of its remaining district cooling plant investment recognized in 2001. This amount was slightly offset by other higher depreciable plant in service in the current period.

Demand side management (DSM) and renewable energy programs expense was $17.9 million in the quarter ended September 30, 2002 compared to $19.8 million in the same period of 2001, a decrease of $1.9 million, or 10%, primarily due to timing of DSM expense which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a reconciling basis and as a result, fluctuations in program costs should not have an impact on earnings. In addition, NSTAR earns incentive revenues in return for increased customer participation.

Property and other taxes were $22.3 million in the quarter ended September 30, 2002 compared to $22.5 million in the same period of 2001, a decrease of $0.2 million, or 1%. This decrease was due to slightly lower payroll taxes and a decline of $1.7 million in municipal property taxes due to lower rates in NSTAR's service area excluding the City of Boston. The factors were offset by a $1.7 million increase in property taxes to the City of Boston due to infrastructure additions.

Income taxes from operations were $45.7 million in the quarter ended September 30, 2002 compared to $45.8 million in the same period of 2001, a decrease of $0.1 million, or 1%, reflecting marginally lower pre-tax operating income.

Other income

Other income was $4 million in the quarter ended September 30, 2002 compared to $0.1 million in the same period of 2001, a net increase in income of $3.9 million due primarily to the recognition of gains of $0.9 million resulting from the sale of equity securities in connection with the demutualization of John Hancock Financial Services, Inc. (John Hancock) and MetLife, $1.2 million of income earned in connection with the sale of certain property, and $1.2 million related to an interest adjustment relating to a tax deficiency.

Other deductions

Other deductions were $0.7 million in the quarter ended September 30, 2002 compared to $3.2 million in the same period of 2001, a net decrease in deductions of $2.5 million due primarily to a reduction of $2.3 million in the level of write-offs related to a district energy facility.

Interest charges

Interest on long-term debt and transition property securitization certificates was $37 million in the quarter ended September 30, 2002 compared to $39.9 million in the same period of 2001, a decrease of $2.9 million, or 7.2%. The decrease in interest expense reflects the retirement of $24.3 million of Boston Edison 9.375% Debentures in August 2001, NSTAR Gas' 8.99% Bonds of $3.5 million in December 2001, ComElectric's 9.3%, $30 million Term Loan in early January 2002, Cambridge Electric's 7.75%, $2.1 million Notes in June 2002, additional sinking fund payments and the repayment of transition property securitization certificates outstanding that resulted in reduced interest expense of $1.1 million.

Short-term and other interest expense, excluding regulatory interest expense, was $8.7 million for the quarter ended September 30, 2002 compared to $11.4 million in the same period of 2001, a decrease of $2.7 million, or 24%. This decrease was due to a significant reduction in short-term borrowing rates and an approximate $97 million reduction in the average daily balances outstanding in the current quarter. Short-term borrowing rates averaged approximately 1.9% for the quarter ended September 30, 2002 as compared to approximately 3.8% in the same period last year. Partially offsetting these decreases in short-term debt expense was a $4 million increase in interest costs associated with certain tax issues. The reduction in short-term and other interest costs was partially offset by a $7.1 million decrease in the carrying charges due NSTAR associated with reductions in the level of under-collection of regulatory deferrals, particularly carrying charges related to deferred transition costs. The decrease in borrowing is primarily the result of lower working capital requirements due to lower revenues and improved collections of customer accounts receivable.

Allowance for borrowed funds used in construction (AFUDC) decreased by $2 million, or 80%, due to the absence in the current period of capitalized interest related to the construction of an NSTAR office building and significantly lower
AFUDC rates resulting from lower short-term borrowing rates discussed above.

Results of Operations - Nine Months Ended September 30, 2002 vs.
Nine Months Ended September 30, 2001

The following section of the MD&A compares the results of operations for each of the nine-month periods ended September 30, 2002 and 2001, respectively, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report.

Earnings (Loss) per common share were as follows:
                              Nine Months Ended September 30,
                                 2002      2001    % Change
 Basic -
 After RCN charge             $  2.13   $ (0.57)      473.7
 Before RCN charge            $  2.65   $  2.71        (2.2)

 Diluted -
 After RCN charge             $  2.12   $ (0.57)      471.9
 Before RCN charge            $  2.64   $  2.70        (2.2)

Earnings were $112.7 million, or $2.13 and $2.12 per basic and diluted common share, respectively, for the first nine months of 2002. Earnings for 2002 were $140.3 million, or $2.65 and $2.64 per basic and diluted common share, respectively, before a non-cash, after-tax charge of $27.6 million, or $0.52 per basic share, related to NSTAR's investment in RCN that is further discussed below. For the same period in 2001, NSTAR reported a loss of $30.4 million or $0.57 per basic and diluted common share. Results for 2001 were $143.6 million, or $2.71 per basic $2.70 per diluted common share, before a non-cash, after-tax charge of $173.9 million recognized in March 2001, or $3.28 per basic share, related to NSTAR's investment in RCN.

Absent the RCN charge in both years, the current period's earnings declined by $3.3 million, or 2.3%, due to the impact of the downturn in the economy on the region, particularly in the commercial and industrial sectors, higher operation and maintenance expense and unseasonably warm winter weather conditions during the first quarter of 2002. These factors contributed significantly to the 12.5% decline in firm gas sales and transportation for the nine-month period. These negative factors were partially offset by a strong summer period for retail electric sales as a result of warmer than normal weather, and the favorable disposition of certain regulatory matters. The nine-month retail electric energy sales increased 6.8%, resulting in total increased sales for the nine-month period of 0.2%.
There was an average of 465 (12%) fewer heating degree days in NSTAR Gas' service territory through September 30, 2002 as compared to the same period last year. However, there were 149 (19%) more cooling degree days as compared to the same period in 2001 and 183 (24%) more cooling degree days as compared to the normal average 30-year period. Other positive factors during the current nine-month period included lower bad debt expense of $6.7 million, a $3.2 million deferred tax benefit resulting from an adjustment to NSTAR's tax valuation allowance, lower long and short-term interest costs of $13.6 million, excluding the impact of regulatory interest, and a $3 million decrease in preferred dividends as a result of the redemption of Boston Edison's Cumulative Preferred Stock, 8% Series in December 2001. Overall, operations and maintenance expense increased $17 million that reflects higher pension-related and postretirement benefits expense (net of amounts capitalized) of approximately $12 million, higher costs relating to the system reliability program and lower available earned mitigation incentive revenues of $6.5 million.

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

The results of operations for the nine-month periods ended
September 30, 2002 and 2001, exclusive of the RCN write-down, are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note B of the accompanying Condensed
Consolidated Financial Statements.

Operating revenues

Operating revenues for the first nine months of 2002 decreased
19% from the same period in 2001 as follows:
  (in thousands)

  Retail electric revenues                          $(337,992)
  Wholesale electric revenues                         (19,078)
  Gas sales revenues                                  (95,287)
  Other revenues                                      (11,174)
    Decrease in operating revenues                  $(463,531)
                                                     =========

The decrease in operating revenues was significantly impacted by the decline in standard offer and default service rates charged to customers, below-normal temperatures during the winter period as shown by the decline in heating degree days in the table below and the downturn in the economy.

Retail electric revenues were $1,611.7 million in the first nine months of 2002 compared to $1,949.7 million in the same period of 2001, a decrease of $338 million, or 17%. The change in retail revenues includes the significantly lower cost of purchased power (discussed below) and lower rates implemented in January, April and July 2002 for standard offer and default services adjusted for decreases in the cost of energy supply. Revenues attributable to standard offer and default services decreased $179.9 million and $121 million, respectively. Components of the total decrease in retail revenues includes lower revenue related to demand-side management and renewable energy programs of $10.1 million due to the timing of program expenditures. Transition revenues increased by $28.1 million due to higher rates for transition cost recovery and include a $6.5 million decline in mitigation incentive revenues that were allowed for successfully lowering transition charges. Transmission revenues increased by $20 million primarily as a result of rate increases and the absence in the current period of a $6.7 million reduction in 2001 revenues and expenses that reflected an MDTE approved transmission true-up filing. The change in NSTAR's retail revenues related to standard offer, default services and demand-side management and renewable energy are reconciled to the costs incurred.

The 0.2% increase in retail kWh sales in the current nine-month period reflects, by customer sectors, no change in residential, an improvement of 1.5% in commercial and the continued sales decline of 6.8% in industrial customer classes. The slight overall improvement in sales is attributable to the warmer than prior year summer period. However, the economic downturn continues to have an negative impact on sales as indicated by the lower Boston hotel occupancy rate that was down 3.8% when compared to 2001 and by the Boston office vacancy rate that remains comparably high. The unemployment rate in Boston was approximately 4.6% through August 2002 as compared to approximately 3.5% at the same time in 2001. NSTAR Electric's sales to residential and commercial customers were approximately 30% and 60%, respectively, of its total retail sales mix for the current nine-month period and provided 42% and 51% of distribution revenue, respectively. Industrial sector sales declined due primarily to a slowdown in economic conditions that resulted from reduced production or facility closings. The industrial sector comprises approximately 10% of NSTAR's energy sales and 7% of distribution revenue.

On October 7, 2002, Boston Edison andthe AG (Settling Parties) submitted for approval by the MDTE a Joint Motion for Approval of Settlement Agreement and a Settlement Agreement resolving issues in Boston Edison's reconciliation of costs and revenues for the year 2001. Among other issues, the Settlement Agreement includes an adjustment relating to the true-up of costs relating to securitization. As a result of this Settlement Agreement with the AG and an opinion from NSTAR's regulatory counsel, Boston Edison recognized approximately $11.4 million in transition charge revenues.
This benefit was significantly offset by other regulatory true-up adjustments. NSTAR anticipates a final approval by the MDTE in the fourth quarter. However, should the MDTE issue a final adverse decision, it could have a material impact on its results of operations for a particular reporting period.

Weather conditions greatly impact the change in electric and, to a larger extent, gas sales and revenues in NSTAR's service area. The first quarter of 2002 was significantly warmer than the same period in 2001, followed by slightly below normal temperatures for the second quarter and above-normal temperatures in the third quarter. Below is comparative information on heating and cooling degree days for the nine-month periods ending September 30, 2002 and 2001 and the number of degree days in a "normal" January through September period as represented by a 30-year average. A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (for heating) or rises above (for cooling), a base of 65 degrees. Each degree below or above the base, is measured in one degree day.

                                                                  Normal
                                                                 30-Year
                                             2002      2001      Average

Heating degree days                         3,486     3,951        3,933
  Percentage change from prior year         (11.8)%     1.3%
  Percentage change from 30-year average    (11.4)%     0.5%

Cooling degree days                           951       802         768
  Percentage change from prior year          18.6%     37.6%
  Percentage change from 30-year average     23.8%      4.4%

The lower heating degree days experienced during the current nine-month period, as compared to the same period in 2001, impacted gas energy sales more than electric energy sales due to the decline in heating degree days from the same period last year and the normal average days when heating would have been in demand. The 11.8% decrease in heating degree days in 2002 significantly impacts earnings from gas operations due to the relatively short winter period when there is potential heating demand.

Wholesale electric revenues were $50.5 million in the first nine months of 2002 compared to $69.6 million in the same period of 2001, a decrease of $19.1 million, or 27%. This decrease in wholesale revenues reflects a 19% decrease in kWh sales due to the expiration of two municipal power supply contracts on May 31, 2002 and a decline in rates. After October 31, 2005, NSTAR will no longer have contracts for the supply of wholesale power. Amounts collected from wholesale customers are credited to retail customers through the transition charge. Therefore, the expiration of these contracts has no impact on results of operations.

Gas sales revenues were $209.5 million in the first nine months of 2002 compared to $304.8 million in the same period of 2001, a decrease of $95.3 million, or 31%. The decrease in revenues is attributable to a 43% decline in the cost of gas from suppliers compared to the same period last year, a 12.5% decline in BBTU firm sales and transportation due to the downturn in the economy and the warmer weather in the winter heating period of early 2002. NSTAR Gas' firm sales and transportation to residential, commercial and industrial customers were approximately 47%, 38% and 10%, respectively, of total firm sales and transportation for the current nine-month period.

Other revenues were $152.5 million in the first nine months of 2002 compared to $163.7 million in the same period of 2001, a decrease of $11.2 million, or 7%. This decrease primarily reflects lower revenues from non-utility operations due to lower steam sales that reflect warmer weather during the early part of 2002, lower rates, and the loss of a large customer, partially offset by higher chilled water revenues due to the warmer summer period and higher demand rates.

Operating expenses

Purchased power costs were $942.3 million in the first nine months of 2002 compared to $1,292.7 million in the same period of 2001, a decrease of $350.4 million, or 27%. The decrease in expense reflects lower purchased power requirements due to lower costs that reflect the prices of natural gas and oil and a 19% decrease in wholesale sales due to the expiration of two municipal power supply contracts. Included in the current and prior period was $10.2 million and $156.4 million, respectively, that reflects the recognition of previously deferred standard offer and default service supply costs resulting from the current period collection of these costs. NSTAR adjusts its electric rates to collect the costs related to energy supply from customers on a reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense is not expected to have an impact on earnings. The cost of gas sold, representing NSTAR Gas' supply expense, was $111.6 million for the first nine months of 2002 compared to $196.9 million in the same period of 2001, a decrease of $85.3 million, or 43%, reflecting the lower cost of gas supply and the significant reduction in sales due to milder weather conditions. These expenses are also reconciled to the current level of revenues collected.

Operations and maintenance expense was $323 million in the first nine months of 2002 compared to $306 million in the same period of 2001, an increase of $17 million, or 6%. This increase primarily reflects incremental expenditures incurred relating to improvements to NSTAR's electric delivery system that were substantially completed as of September 30,2002 as was initially disclosed in NSTAR's 2001 Form 10-K MD&A section, an increase of approximately $9.5 million and $3.1 million in pension-related and postretirement expense (net of amounts capitalized), respectively, due to a downturn in the equity markets and lower interest costs and a $2.3 million loss incurred that related to a settlement adjustment. The higher pension costs are in line with NSTAR's forecast that pension costs would increase by approximately $20 million (before capitalization) for 2002 as compared to 2001. However, it is now anticipated that pension costs for 2002 will be slightly less than $20 million. This increasing trend in pension cost is anticipated to continue through 2003, as a result of further declines in the equity market. These factors were somewhat offset by the absence of $3.7 million in storm costs incurred in the first quarter of 2001 and a decline in bad debt expense of $6.7 million.

Depreciation and amortization expense was $174 million in the first nine months of 2002 compared to $174.6 million in the same period of 2001, a decrease of $0.6 million, or 1%. The decrease primarily reflects the absence in the current period of NSTAR's $5 million write-off of its remaining district cooling plant investment recognized in 2001. This amount was nearly offset by other higher depreciable plant in service in the current period.

Demand side management (DSM) and renewable energy programs expense was $49.8 million in the first nine months of 2002 compared to $58.2 million in the same period of 2001, a decrease of $8.4 million, or 14%, primarily due to timing of DSM expense which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and as a result, fluctuations in program costs have no impact on earnings. In addition, NSTAR earns incentive amounts in return for increased customer participation.

Property and other taxes were $73.5 million in the first nine months of 2002 compared to $72.1 million in the same period of 2001, an increase of $1.4 million, or 2%. This increase was due to higher municipal property taxes, particularly for the City of Boston of $3.5 million. Payroll and other taxes remained in line with last year.

Income taxes from operations were $87.3 million in the first nine months of 2002 compared to $101.5 million in the same period of 2001, a decrease of $14.2 million, or 14%, primarily reflecting lower pre-tax operating income.

Other income

Other income was $12 million in the first nine months of 2002 compared to $1.1 million in the same period of 2001, an increase in income of $10.9 million. The increase was due primarily to deferred tax valuation allowance adjustments of $3.2 million and the recognition of a incremental gain of $0.3 million as compared to the prior year resulting from the sale of equity securities in connection with the demutualization of John Hancock and MetLife. Other income in 2002 also reflects $1.2 million related to an exchange of property and $1.2 million in interest income related to an adjustment of interest on potential income tax deficiencies.

Other deductions

Other deductions were $1.4 million in the first nine months of 2002 compared to $3.4 million in the same period of 2001, a decrease of $2 million that primarily resulted from a lower provision for the potential cost of removal and settlement of a district cooling facility, a reduction of $2.3 million.

Interest charges

Interest on long-term debt and transition property securitization certificates was $112.2 million in the first nine months of 2002 compared to $120.3 million in the same period of 2001, a decrease of $8.1 million, or 7%. The decrease in interest expense reflects the retirement of $24.3 million in Boston Edison 9.375% Debentures in August 2001, NSTAR Gas' 8.99% Series I Bonds of $3.5 million in December 2001, Cambridge Electric's 7.75% Series D Notes of $2.1 million in June 2002 and ComElectric's 9.3%, $30 million Term Loan in early January 2002, additional sinking fund payments and the reduction in transition property securitization certificates outstanding that resulted in reduced interest expense of $3.2 million.

Short-term and other interest expense, excluding regulatory interest expense, was $17.7 million in the first nine months of 2002 compared to $31.2 million in the same period of 2001, a decrease of $13.5 million, or 44%. This decrease was due to a significant reduction in short-term borrowing rates despite a nearly $19 million higher average level of debt outstanding in the current nine-month period. Short-term borrowing rates averaged approximately 1.9% in the first nine-months of 2002 as compared to approximately 4.7% in the same period last year. Partially offsetting this decrease in short-term expense was a $4.1 million increase in interest costs associated with certain tax issues. The reduction in short-term and other interest costs was partially offset by a $12.4 million increase in the carrying charges due NSTAR associated with reductions in the level of under-collection of regulatory deferrals, particularly carrying charges related to deferred transition costs.

Allowance for borrowed funds used in construction (AFUDC) decreased by $5.5 million, or 86%, due to the absence in the current period of capitalized interest related to the construction of an NSTAR office building and the impact of lower
AFUDC rates resulting from lower short-term borrowing rates.

Liquidity and Capital Resources

NSTAR's short-term debt decreased by $503.6 million to $121.3 million at September 30, 2002 as compared to $624.8 million at December 31, 2001. The decrease resulted primarily from the application of proceeds from Boston Edison's $500 million financing (described below) that was completed with the receipt of those funds on October 15, 2002. In addition, operating activities provided $513.7 million of cash flows, offset by $253.7 million of cash flows used in investing activities and $230.8 million of cash flows used in financing activities excluding the change in short-term debt.

Period to period fluctuations in the levels of net cash provided by operating activities for the nine-month periods ended
September 30, 2002 and 2001 are not indicative of the results that may be expected for an entire year.

The net cash provided by operating activities of $513.7 million was partially attributable to net earnings of $114.2 million, which, when adjusted for depreciation and amortization, deferred income taxes and investment tax credits, provided $293.5 million of operating cash as compared to $98.2 million for the same period in 2001. The $55.7 million change in deferred income taxes and investment tax credits primarily reflects the deferred tax impact of changes in regulatory deferrals year to year. In addition, a recent change in the tax laws that allows for an additional 30% acceleration of tax depreciation on current year additions, as well as the impact of accelerated depreciation on normal capital additions that resulted in approximately $21 million in deferred income tax expense. Also, contributing to higher year to date deferred income tax expense is the acceleration of property tax deductions, lower mitigation incentive revenues recognized in 2002 and the change in other regulatory deferrals and other items. Correspondingly, these items significantly impact the level of required estimated federal and state income payments. Through September 2001, approximately $142 million was paid in income tax payments as compared to $54 million for the same period in 2002. Also contributing to operating cash was a decrease in receivables of $189.7 million, which was partially offset by a decrease in payables of $2.8 million. Included in the decrease in receivables was the receipt of $64 million associated with the non-recurring construction financing of NSTAR's new corporate office building. In 2001, NSTAR was funding construction cash requirements for this facility.

Net working capital, excluding short-term borrowings and the current portion of long-term debt, increased by $257.1 million to $170 million for the nine months ended September 30, 2002 as compared to a shortfall of $87.1 million for the same period in 2001. This increase is primarily due to the improved accounts receivable collection activity, lower power supply payments to vendors and a reduction in estimated tax payments in 2002 of approximately $87 million that represents the impact on current income tax expense for the timing differences described under the caption of deferred income taxes. Refer to the recent change in tax laws noted above. A portion of this tax benefit is expected to turn around during the fourth quarter of 2002 primarily as a result of changes in the level of property tax deductions.

The net cash used in investing activities of $253.7 million was utilized primarily for capital expenditures used in transmission and distribution systems and included $34 million expended on NSTAR's corporate office facility. The net cash used in financing activities of $234.3 million was primarily the result of repayments of short-term borrowings of $3.6 million, long-term debt redemptions and sinking fund payments of $145 million and dividends paid of $85.8 million.

NSTAR's primary estimated future uses of cash for 2002 include capital expenditures, dividend payments and debt reductions.

The IRS is in the process of auditing the COM/Energy tax returns for the years 1997, 1998 and 1999. Before completion of the audit, and before the end of 2002, it is expected that the IRS National Office will provide a response to the request for a Technical Advice. Should NSTAR's position be overturned as a result of the IRS decision, it is probable that NSTAR will make a payment to the IRS of approximately $61 million in order to stop the accrual of interest on the potential tax deficiency. NSTAR intends to vigorously defend its position, which is supported by an opinion from an independent tax advisor, relative to this transaction and anticipates pursuing a refund of the amount paid plus interest. Refer to "Income Tax Issues" in this MD&A for a further discussion.

NSTAR's internally generated funds consist of cash flows from operating activities, adjusted to exclude changes in working capital and the payment of dividends. NSTAR companies supplement internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings.

The capital spending level forecasted for 2002 is $315 million, which includes approximately $271 million for electric and gas operations and the balance for other capital requirements of non-utility operations. Also, included in this level of spending are costs associated with NSTAR's System Improvement Program. For the nine-month period ended September 30, 2002, capital spending was $254.2 million including the System Improvement Program that is essentially complete as of September 30, 2002, $34 million made in connection with a new corporate office building, customer growth projects incurred by NSTAR Gas and expenditures in connection with a non-utility turbine project. These capital spending programs and the related estimates included in this report are subject to revision due to changes in regulatory requirements, changes in transmission and distribution system requirements, environmental standards, availability and cost of capital, interest rates and other assumptions. Other investments in 2002 reflect $9.4 million of proceeds from the total sale of NSTAR's holdings of equity securities of John Hancock Financial Services, Inc. and MetLife, Inc. Management continuously reviews its capital expenditure and financing programs.

On October 15, 2002, Boston Edison sold $400 million of 4.875% ten-year debentures and $100 million of three-year floating note debentures priced at LIBOR plus 50 basis points. The net proceeds were used to repay outstanding short-term debt balances. For financial reporting purposes, $500 million of short-term debt has been reclassified on the accompanying Condensed Consolidated Balance Sheets as Long-term debt.

Additionally, in the nine-month period ended September 30, 2002, debt financing activities included the retirement of $49.9 million in securitization certificates, the retirement of ComElectric's 9.3%, $30 million Term Loan in January, the retirement of Cambridge Electric's 7.75%, $2.1 million Series D Notes in June and $60 million for the early redemption of Boston Edison's 8.25% Debentures in September 2002. In the fiscal year 2001, financing activities included redemptions of securitization certificates of $62 million, redemption of all 500,000 shares outstanding of Boston Edison's Cumulative Preferred Stock, 8% Series, at the mandatory redemption price of $100 per share, Boston Edison's early redemption of $24.3 million 9.375% debentures, and other scheduled sinking fund payments. There were no new long-term debt issuances in the nine-month period ended September 30, 2002 prior to Boston Edison's $500 million financing recently completed or in 2001.

Financial Covenant Requirements

NSTAR and Boston Edison have no financial covenant requirements under their long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at September 30, 2002 and December 31, 2001. NSTAR's long-term debt other than the Mortgage Bonds of NSTAR Gas is unsecured.

With respect to Transition Property Securitization Certificates held by Boston Edison's subsidiary, BEC Funding, LLC, this debt is collaterized with a securitized regulatory asset with a balance of $510.9 million as of September 30, 2002. Boston Edison, as servicing agent for BEC Funding, collected $26.4 million and $78.4 million in the three and nine-month periods ended September 30, 2002, respectively. These collected funds are remitted on the day of collection to the Bank of New York, trustee of BEC Funding.

NSTAR has a $450 million revolving credit agreement with a group of banks effective through November 2002. NSTAR anticipates lowering this credit facility to $350 million under similar terms. At September 30, 2002 and December 31, 2001, there were no amounts outstanding under this revolving credit agreement. This arrangement serves as back-up to NSTAR's $450 million commercial paper program that, at September 30, 2002 and December 31, 2001, had $292 million and $315.5 million outstanding, respectively. In October 2002, following receipt of the proceeds of Boston Edison's $500 million debt issue referenced below and the reduction of Boston Edison's short-term debt level to zero, the remaining balance of that debt issue will be applied against the debt of the parent company, NSTAR. Under the terms of this credit agreement, NSTAR is required to maintain a consolidated common equity ratio of not less than 35% at all times, excluding Accumulated other comprehensive income, and to maintain a ratio of consolidated earnings before interest and taxes to consolidated total interest expense of not less than 2 to 1 for each period of four consecutive fiscal quarters. Commitment fees must be paid on the total agreement amount. At September 30, 2002 and December 31, 2001, NSTAR was in full compliance with all of the aforementioned covenants.

Boston Edison has approval from the FERC to issue up to $350 million of short-term debt until December 31, 2002. On May 31, 2002, Boston Edison received FERC authorization to issue short-term debt securities from time to time on or before December 31, 2004, with maturity dates no later than December 31, 2005, in amounts such that the aggregate principal does not exceed $350 million at any one time. Boston Edison has a $300 million revolving credit agreement with a group of banks effective through December 2002. Boston Edison anticipates renewing the facility agreement under similar terms. At September 30, 2002 and December 31, 2001, there were no amounts outstanding under this revolving credit agreement. This arrangement serves as back-up to Boston Edison's $300 million commercial paper program that, at September 30, 2002 and December 31, 2001, had outstanding balances of 219.5 and $191.5 million, respectively. In October 2002, following receipt of the proceeds of its $500 million debt issue referenced below, the balance at September 30, 2002 will be reduced to zero. Under the terms of this agreement, Boston
Edison is required to maintain a common equity ratio of not less than 30% at all times, excluding Accumulated other comprehensive income. Commitment fees must be paid on the total agreement amount. Separately, Boston Edison has an additional $45 million line of credit and had no amounts outstanding at September 30, 2002 or at December 31, 2001. This line of credit expires on November 14, 2002 and will not renewed by Boston Edison. At September 30, 2002 and December 31, 2001, Boston Edison was in full compliance with all of the aforementioned covenants.

On October 15, 2002, Boston Edison sold $400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures priced at LIBOR plus 50 basis points. The net proceeds were used to repay consolidated outstanding short-term debt balances. For financial reporting purposes, this long-term debt has been classified on the accompanying Condensed
Consolidated Balance Sheets as Long-term debt with a corresponding reduction in Notes payable.

On July 15, 2002, Boston Edison notified the trustee of its 8.25% Series Debentures, due September 15, 2022, that the entire $60 million principal amount of these debentures, and approximately a $2.3 million premium, would be called for redemption on September 16, 2002. This Debenture along with its redemption premium was paid; this transaction had minimal impact on earnings.

In addition, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $170 million available under several lines of credit. Approximately $109.8 million and $118 million was outstanding under these lines of credit at September 30, 2002 and December 31, 2001, respectively. ComElectric has approval from FERC to issue short-term debt in an amount not exceeding $100 million until November 29, 2002. On May 31, 2002, ComElectric and Cambridge Electric received FERC authorization to issue short-term debt securities from time to time on or before November 30, 2004 and June 27, 2004, with maturity dates no later than November 29, 2005 and June 26, 2005, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

On September 13, 2002, ComElectric filed with the MDTE for approval of long-term debt financing not to exceed $150 million to be issued from time-to-time on or before December 31, 2004.

NSTAR and its subsidiary companies' debt credit ratings services are provided by Moody's Investors Service, Standard & Poor's
Rating Services and Fitch Ratings. All ratings carry a stable outlook and are as follows:

                                      Moody's       S&P       Fitch
NSTAR                                   A2           A          A
Boston Edison Company                   A1           A         AA-
Commonwealth Electric Company        Not rated       A          A
Cambridge Electric Light Company     Not rated       A          A
NSTAR Gas Company                    Not rated       A          A

Historically, NSTAR and its subsidiaries have had available a variety of external sources of financing, as indicated above, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR's or its subsidiaries' capital structure and credit ratings. In late October 2002, Moody's confirmed its "A2" rating for NSTAR, its A1 rating for Boston Edison and provided a stable outlook for both entities. Moody's noted that "the A2 rating for NSTAR reflects the company's generally low consolidated business and financial risk profiles." On October 4, 2002, S&P affirmed its "A" corporate credit rating for NSTAR and its operating subsidiaries and provided a stable outlook for all entities. S&P noted that the "ratings affirmation reflects NSTAR's above-average business profile and strong financial profile." In August 2002, Fitch affirmed the "A" or above ratings it has for the NSTAR subsidiaries and also provided a stable outlook for the companies.

An adverse change in NSTAR's or its subsidiaries' credit ratings or market conditions could have an adverse impact on the terms and conditions upon which NSTAR or its subsidiaries accesses such financing. NSTAR has no provisions in financial guarantees, commitments, debt or lease agreements that affirm that a change in its credit rating would trigger a change in terms and conditions, such as acceleration of payment obligations.
However, NSTAR's subsidiaries could be required to provide additional security for power supply contract performance, such as a letter of credit for their pro-rata share of the remaining value of such contracts. Refer to "Performance Assurances and Financial Guarantees" discussed below for further discussion.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

Unfunded Pension Obligation

NSTAR's Pension Plan (the Plan) assets have been affected by significant declines in the equity markets in the past three years. These conditions are expected to impact the funded status of the Plan at year-end. As a result of the negative investment performance, it is probable that at December 31, 2002 the accumulated benefit obligation will exceed Plan assets. Therefore, it is also probable that NSTAR will be required to recognize an additional minimum liability as prescribed by SFAS No. 87.

The Plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974.
However, NSTAR is currently evaluating the extent to which it may make additional optional cash contributions to the Plan, the timing of each contribution and the impact on the additional minimum liability. Should NSTAR elect to increase the level of its cash contributions to the Plan, such cash requirements could be material to its cash flows.
NSTAR believes it has adequate access to capital resources to support these contributions. Pension and other postretirement costs and cash contributions beyond 2003 are largely dependent on the financial markets.

Refer to "Critical Accounting Policies, Pension and Other
Postretirement Benefits" section in this MD&A for further discussion.

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

In accordance with its accounting policies, NSTAR Com continuously evaluates the carrying value of its investment in RCN to assess whether any decline in the market value below its carrying value is deemed to be other than temporary. Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares decreased significantly during the later part of 2000 and continued to decrease in 2001. As a result, in the first quarter of 2001, management determined that this decline in market value was "other-than-temporary" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

NSTAR Com recognized an impairment of its investment in RCN, in the first quarter of 2001. This write-down resulted in a non-cash, after-tax charge of $173.9 million that is reported on the accompanying Condensed Consolidated Statements of Income as "Write-down of RCN investment, net."

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

Since June 30, 2002, RCN's market value has continued to decline. Should this trend continue for the remainder of 2002 and into early 2003, it is reasonably possible that NSTAR may recognize a further write-down of its carrying value or write-off its entire remaining investment in RCN as of December 31, 2002.

The total carrying value of the 11.6 million RCN common shares is included in Other investments on the accompanying Condensed Consolidated Balance Sheets at their estimated fair value of approximately $5.9 million at September 30, 2002. The fair value of the 11.6 million shares held may increase or decrease as a result of changes in the market value of RCN common shares. As of September 30, 2002 and December 31, 2001, the market value per share of RCN was $0.51 and $2.93, respectively. The unrealized gain or loss associated with these shares will fluctuate due to the changes in fair value of these securities during each period and is reflected, net of associated income taxes, as a component of Other comprehensive income, net on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The cumulative increase or decrease in fair value of these shares including the impact of the write-down adjustments of these shares are included in Accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets.

Performance Assurances and Financial Guarantees

NSTAR Electric has entered into a series of purchased power agreements to meet its default and standard offer service supply obligations through December 31, 2002. These agreements are generally for a term of six months to twelve months. NSTAR is currently negotiating with suppliers and anticipates having purchased power agreements in place to service its Default Service and Standard Offer obligation in 2003 under similar terms as those in the past. NSTAR Electric currently is recovering payments it is making to suppliers from its customers. Most of the NSTAR Electric's power suppliers are subsidiaries of larger companies with investment grade or better credit ratings. In many cases, NSTAR has financial assurances and guarantees in place with the parent company of the supplier, to minimize NSTAR Electric risk in the event the supplier encounters financial difficulties or otherwise fails to perform. In addition, under these agreements, in the event that the supplier (or its parent guarantor) fails to maintain an investment grade credit rating, it is required to provide additional security for performance. NSTAR Electric's policy is to enter into power supply arrangements only if the supplier (or its parent guarantor has an investment grade or better credit rating. In view of current turmoil in the energy supply industry, NSTAR Electric is unable to determine whether its suppliers (or their parent guarantors) will become subject to financial difficulties, or whether these financial assurances and guarantees are sufficient. In such event, the supplier (or its guarantor) may not be in a position to provide the required additional security, and NSTAR Electric may then terminate the agreement. Some of these agreements include a reciprocal provision, where in the unlikely event that an NSTAR Electric distribution company receives a credit rating below investment grade, that company could be required to provide additional security for performance, such as a letter of credit.

Gas System Expansion

On September 30, 2002, the MDTE approved an agreement between KeySpan Energy Delivery New England (KeySpan) and NSTAR Gas for the transfer of certain customers and assets within the Town of Plymouth, effective November 1, 2002. Pursuant to prior agreements, KeySpan had provided gas service to approximately 1,200 customers located in NSTAR Gas's service territory in Plymouth because these customers could not previously be served by NSTAR Gas's existing distribution system. Due to recent expansion by NSTAR Gas in the surrounding area, it negotiated an agreement with KeySpan to purchase the assets at net book value from KeySpan to serve these customers.

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

There have been no material changes since year-end.

Item 4.  Controls and Procedures

NSTAR's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, NSTAR carried out an evaluation, under the supervision and with the participation of NSTAR's management, including NSTAR's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NSTAR's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that NSTAR's disclosure controls and procedures are effective in timely alerting them to material information relating to NSTAR's information required to be disclosed by NSTAR in the reports that it files or submits under the Securities Exchange Act of 1934. These reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Subsequent to the date of that evaluation, there have been no significant changes in NSTAR's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
a)      Exhibits filed herewith and incorporated by reference:


          Exhibit 4    -   Instruments defining the rights of
                           security holders, including indentures

                           Management agrees to furnish to the
                           Securities and Exchange Commission, upon request, a copy of any agreements or instruments defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets

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
                           Financial Officer of NSTAR pursuant to
                           Section 906 of the Sarbanes-Oxley Act of
                           2002

b) Form 8-K was filed on July 25, 2002 that announced NSTAR's financial and operating results for the second quarter of 2002, including the write-down of its RCN investment.


                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               NSTAR
                                            (Registrant)



Date: November 13, 2002            /s/ R. J. WEAFER, JR
                                   Robert J. Weafer, Jr.
                                   Vice President, Controller
                                     and Chief Accounting Officer

         Sarbanes - Oxley Section 302(a) Certifications
I, Thomas J. May, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NSTAR;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of NSTAR as of, and for, the periods presented in this quarterly report;

4. NSTAR's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
     (as defined in Exchange Act Rules 13a-14 and 15d-14) for NSTAR and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to NSTAR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of NSTAR's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
           "Evaluation Date"); and

     c) presented in this quarterly report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
           Date;

5. NSTAR's other certifying officer and I have disclosed, based on our most recent evaluation, to NSTAR's auditors and the audit committee of NSTAR's board of trustees:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect NSTAR's ability to record, process, summarize and report financial data and have identified for NSTAR's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. NSTAR's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13,2002         By:  /s/ THOMAS J. MAY
                                     Thomas J. May
                                     Chairman, President and
                                       Chief Executive Officer




I, James J. Judge, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NSTAR:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of NSTAR as of, and for, the periods presented in this quarterly report;

4. NSTAR's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for NSTAR and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to NSTAR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of NSTAR's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
           "Evaluation Date"); and

     c) presented in this quarterly report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
           Date;

5. NSTAR's other certifying officer and I have disclosed, based on our most recent evaluation, to NSTAR's auditors and the audit committee of NSTAR's board of trustees:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect
           NSTAR's ability to record, process, summarize and report financial data and have identified for NSTAR's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in NSTAR's internal controls; and

6. NSTAR's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13,2002        By: /s/ JAMES J. JUDGE
                                    James J. Judge
                                    Senior Vice President, Treasurer
                                      and Chief Financial Officer