Form 10-K
period 2002-12-31
NSTAR/MA
filed 2003-03-27
CIK 1035675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2002
                                   OR
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from           to

                 Commission file number 1-14768
                              NSTAR
     (Exact name of registrant as specified in its charter)

              Massachusetts                      04-3466300
       (State or other jurisdiction           (I.R.S. Employer
    of incorporation or organization)       Identification No.)

800 Boylston Street, Boston, Massachusetts         02199
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]
  Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Act).
YES [ X ]  NO [   ]
  The aggregate market value of the 53,032,546 shares of voting stock of the registrant held by non-affiliates of the registrant, computed as the average of the high and low market prices of the common shares as reported on the New York Stock Exchange consolidated transaction reporting system for NSTAR Common Shares as of the last business day of the registrant's most recently completed second fiscal quarter: $2,353,319,229.
  Indicate the number of shares outstanding of each for the registrant's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at March 27, 2003
    Common Shares, $1 par value                53,032,546 Shares

Documents Incorporated by Reference            Part in Form 10-K
Portions of the Registrant's Definitive       Parts I, II and III
  Proxy Statement Dated March 27, 2003
    (pages as specified herein)

List of exhibits begins on page 95 of this report.


                              NSTAR

           Form 10-K Annual Report - December 31, 2002
                                                               Page
                               Part I

Item 1.   Business                                                2
Item 2.   Properties                                             10
Item 3.   Legal Proceedings                                      11
Item 4.   Submission of Matters to a Vote of Security Holders    12
Item 4A.  Executive Officers of the Registrant                   12


                              Part II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                            13
Item 6.   Selected Consolidated Financial Data                   14
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    15
Item 7A.  Quantitative and Qualitative Disclosures About         50
          Market Risk
Item 8.   Financial Statements and Supplementary Financial       51
          Information
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                    93

                              Part III

Item 10.  Trustees and Executive Officers of the Registrant      93
Item 11.  Executive Compensation                                 93
Item 12.  Security Ownership of Certain Beneficial Owners and    93
          Management
Item 13.  Certain Relationships and Related Transactions         94

                              Part IV

Item 14.  Controls and Procedures                                94
Item 15.  Exhibits, Financial Statement Schedules and Reports    95
          on Form 8-K
                 ___________________________________

Signatures                                                      102


Certification Statements                                        104

                             Part I

Item 1.   Business

NSTAR makes available on its website at www.nstaronline.com ("Financial info, SEC filings"), its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). NSTAR provides this service free of charge.

(a) General Development of Business

NSTAR is an energy delivery company focusing its activities in the transmission and distribution of energy. NSTAR serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 0.3 million gas customers in 51 communities. NSTAR is a public utility holding company generally exempt from the provisions of the Public Utility Holding Company Act of 1935. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR" shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires. Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility, unregulated operations include district energy operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation), telecommunications operations - NSTAR Communications, Inc. (NSTAR Com) and a liquefied natural gas service company (Hopkinton LNG Corp.). Utility operations accounted for approximately 96% of revenues in 2002, 2001 and 2000.

NSTAR was created in 1999 through the merger of BEC Energy (BEC) and Commonwealth Energy System (COM/Energy). An integral part of the merger that created NSTAR was the rate plan of the retail utility subsidiaries of BEC and COM/Energy that was approved by the Massachusetts Department of Telecommunications and Energy
(MDTE) in an order issued on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze through August 2003, recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years. Refer to the "Retail Electric Rates" section in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

In 1998, Boston Edison completed the sale of all of its fossil generating assets and in 1999 sold its Pilgrim Nuclear Generating Station. COM/Energy sold substantially all of its fossil generating assets in 1998 and Canal sold its 3.52% ownership interest in the Seabrook Nuclear Power Station in November 2002. Refer to the "Generating Assets Divestiture" section in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

(b) Financial Information about Industry Segments

NSTAR's principal operating segments are the electric and natural gas utilities that provide energy delivery services in 107 cities and towns in Massachusetts and its unregulated operations. Refer to Note L of the Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Financial Information" for specific financial information related to NSTAR's electric utility, gas utility and unregulated operating segments.

(c) Narrative Description of Business

Principal Products and Services

NSTAR Electric

NSTAR Electric's operating revenues and energy sales percentages by customer class for the years 2002, 2001 and 2000 consisted of the following:
                              Revenues ($)     Energy Sales (kWh)
Retail:                    2002   2001  2000   2002  2001   2000
  Commercial                52%    51%   49%    56%   55%    55%
  Residential               37%    33%   33%    29%   28%    28%
  Industrial and other       8%     9%   10%    10%   11%    11%
Wholesale and contract       3%     7%    8%     5%    6%     6%


NSTAR Electric currently supplies electricity at retail to an area of 1,702 square miles. The territory served includes the City of Boston and 80 surrounding cities and towns including Cambridge, New Bedford and Plymouth and the geographic area comprising Cape Cod and Martha's Vineyard. The population of this area is approximately 2.3 million. In 2002, NSTAR Electric served approximately 1.1 million customers.

Retail Electric Rates

Unbundled delivery rates are established by the MDTE and are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect costs for previously held investments in generating plants and current costs related to above market power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects).

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through either standard offer service or default service for those who choose not to buy energy from a competitive energy supplier. Standard offer service will be available to eligible customers through February 2005 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Massachusetts Electric Restructuring Act of 1997 (Restructuring
Act). New retail customers in the NSTAR Electric service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. The price of default service is intended to reflect the average competitive market price for power. As of December 31, 2002 and 2001, customers of NSTAR Electric had approximately 27% and 16%, respectively, of their load requirements provided by competitive suppliers.

Sources and Availability of Electric Power Supply

NSTAR Electric expects to continue to make periodic market solicitations for default service and standard offer power supply consistent with provisions of the Restructuring Act and MDTE orders. NSTAR Electric has existing long-term power purchase agreements that are expected to supply approximately 80%-85% of its standard offer service obligation for 2003. NSTAR Electric has contracted with a third party supplier to provide 100% of its standard offer supply obligation through December 31, 2003. In connection with this arrangement, NSTAR Electric has assigned its long-term power purchase agreements to this supplier through December 31, 2003. NSTAR Electric is recovering its payments to suppliers through MDTE approved rates billed to customers. NSTAR Electric's existing portfolio of long-term power purchase contracts supplied the majority of its standard offer (including wholesale) energy requirements in 2002. Also during 2002, NSTAR Electric entered into an agreement whereby all of its energy supply resource entitlements were transferred to an independent energy supplier, following which NSTAR Electric repurchased its energy resource needs from this independent energy supplier for NSTAR Electric's ultimate sale to standard offer customers.

NSTAR Electric has entered into a short-term power purchase agreement to meet its entire default service supply obligation for the period January 1, 2003 through June 30, 2003 and for 50% of its obligation for the second-half of 2003. A Request for Proposals will be issued in the second quarter of 2003 for the remainder of the obligation. NSTAR Electric entered into agreements ranging in length from five to twelve-months effective January 1, 2002 through December 31, 2002 with suppliers to provide full default service energy and ancillary service requirements at contract rates approved by the MDTE.

NSTAR's electric load reached an all-time level peak demand of 4,501 megawatts (MW) on August 14, 2002 and surpassed the 2001 peak load by 1.1%.

     Independent System Operator - New England (ISO-NE)

Prior to March 1, 2003, ISO-NE dispatched generating units based on the lowest operating costs of available generation and transmission. Under this structure, generators were required to provide ISO-NE with market prices at which they sell short-term energy supply. For each participant actively involved in the power market, the imbalance in energy provided by a participant and the energy consumed by such participant in each hour is settled at a single real-time clearing hourly price for such power. Pursuant to orders issued by the Federal Energy Regulatory Commission (FERC) in September and December of 2002, these markets have been further restructured into Standard Market Design (SMD), which began on March 1, 2003. SMD provides an additional market in which wholesale power costs can be hedged a day in advance through binding financial commitments. Also, under SMD, wholesale power clearing prices vary by location, with prices increasing in areas where less efficient resources close to the load are dispatched to meet the load requirements due to the fact that the more efficient resources cannot be imported as a result of transmission limitations. As part of the movement to SMD, load-serving entities, like NSTAR, will be granted proceeds from the auction of "financial transmission rights" that is conducted by ISO-NE. Holders of these rights are essentially entitled to the positive differences in the prices between the locations specified for such rights and are subject to additional costs for negative differences. NSTAR can either use these proceeds to mitigate costs to customers directly or transfer them to the suppliers of its energy resource needs to reduce the cost to customers. Therefore, the impact of the change to SMD on NSTAR's costs to meet its standard offer service and default service obligations are mitigated somewhat.

NSTAR Gas

NSTAR Gas' operating revenues and energy sales percentages by customer class for the years 2002, 2001 and 2000, consisted of the following:
                                  Revenues ($)      Energy Sales (therms)
Gas Sales and                  2002   2001  2000      2002  2001   2000
Transportation:
  Residential                   64%    58%   59%       42%   43%    41%
  Commercial                    21%    27%   24%       34%   34%    32%
  Industrial and other           9%    10%   11%       19%   18%    17%
Off-System and contract sales    6%     5%    6%        5%    5%    10%


NSTAR Gas distributes natural gas to approximately 0.3 million customers in 51 communities in central and eastern Massachusetts covering 1,067 square miles and having an aggregate population of 1,176,000. Twenty-five of these communities are also served with electricity by NSTAR Electric. Some of the larger communities served by NSTAR Gas include Cambridge, Somerville, New Bedford, Plymouth, Worcester, Framingham, Dedham and the Hyde Park area of Boston.

Natural Gas Industry Restructuring and Rates

Effective November 1, 2000, the MDTE approved regulations that expand the choice of gas supplier to all customers of local gas distribution companies (LDCs) such as NSTAR Gas. The regulations established a five-year transition period and a three-year review of market conditions to determine whether the capacity market has become sufficiently competitive to warrant removal or modification of the LDC's service obligation with respect to planning and procurement. To meet the requirements of the restructuring regulations, NSTAR Gas has modified its billing, customer and gas supply systems to accommodate full retail choice. The MDTE previously had approved the compliance process submitted by NSTAR Gas and other LDCs that implement the unbundling of retail gas services to all customers. Among the important provisions are: setting the LDC as the default service provider, certification of competitive suppliers/marketers, extension of the MDTE's consumer protection rules to residential customers taking competitive service, requirement for LDCs to provide suppliers/marketers with customer usage data, and requirement for suppliers/marketers to disclose service terms to potential customers. The MDTE has also ruled on requiring the mandatory assignment of the LDC's upstream pipeline and storage capacity and downstream peaking capacity to customers who elect a competitive gas supply. This eliminates potential stranded cost exposure for the LDCs.

NSTAR Gas generates revenues primarily through the sale and/or transportation of natural gas. Gas sales and transportation services are divided into two categories: firm, whereby NSTAR Gas must supply gas and/or transportation services to customers on demand; and interruptible, whereby NSTAR Gas may, generally during colder months, temporarily discontinue service to high volume commercial and industrial customers. Sales and transportation of gas to interruptible customers do not materially affect NSTAR Gas' operating income because substantially the entire margin on such service is returned to its firm customers as cost reductions.

In addition to delivery service rates, NSTAR Gas' tariffs include a seasonal Cost of Gas Adjustment Clause (CGAC) and a Local Distribution Adjustment Clause (LDAC). The CGAC provides for the recovery of all gas supply costs from firm sales customers or default service customers. The LDAC provides for the recovery of certain costs applicable to both sales and transportation customers. The CGAC is filed semi-annually for approval by the MDTE. The LDAC is filed annually for approval. In addition, NSTAR Gas is required to file interim changes to its CGAC factor when the actual costs of gas supply vary from projections by more than 5%.

Gas Supply

NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. In order to control costs and to efficiently manage the gas supply needs of its customers, NSTAR Gas optimizes its supply mix to ensure maximum resource utilization.

NSTAR Gas purchases transportation, storage and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that bring gas from major producing regions in the U.S., Gulf of Mexico and Canada to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its gas supplies from third-party vendors, primarily under firm contracts with terms of less than one year. The vendors vary from small independent marketers to major gas and oil producers. Based on its firm pipeline transportation capacity entitlements, NSTAR Gas contracts for up to 140,309 Million British thermal units (MMBtu) per day of domestic production. In addition, NSTAR Gas has an agreement for up to 4,500 MMBtu per day of Canadian supplies.

In addition to the firm transportation and gas supplies mentioned above, NSTAR Gas utilizes contracts for underground storage and liquefied natural gas (LNG) facilities to meet its winter peaking demands. The LNG facilities, described below, are located within NSTAR Gas' distribution system and are used to liquefy and store pipeline gas during the warmer months for use during the heating season. The underground storage contracts are a combination of existing and new agreements that are the result of FERC Order 636 service unbundling. During the summer injection season, excess pipeline capacity is used to deliver and store gas in market area storage facilities, located in the New York and Pennsylvania region. Stored gas is withdrawn during the winter season to supplement pipeline supplies in order to meet firm heating demand. NSTAR Gas has firm storage capacity entitlements of over
7.5 billion cubic feet (Bcf).

A portion of the storage of gas supply for NSTAR Gas during the winter heating season is provided by Hopkinton LNG Corp. (Hopkinton), a wholly-owned unregulated subsidiary of NSTAR. The facility in Hopkinton, Massachusetts consists of a liquefaction and vaporization plant and three above ground cryogenic storage tanks having an aggregate capacity of 3 Bcf of natural gas.

In addition, Hopkinton owns a satellite vaporization plant and two above-ground cryogenic storage tanks located in Acushnet, Massachusetts with an aggregate capacity of 0.5 Bcf of natural gas that are filled with LNG trucked from Hopkinton or purchased from third parties.

Based upon information presently available regarding projected growth in demand and estimates of availability of future supplies of pipeline gas, NSTAR Gas believes that its present sources of gas supply are adequate to meet existing load and allow for future growth in sales.

Franchises

Through their charters, which are unlimited in time, NSTAR Electric and NSTAR Gas have the right to engage in the business of distributing and selling electricity and natural gas and have powers incidental thereto and are entitled to all the rights and privileges of and subject to the duties imposed upon electric and natural gas companies under Massachusetts laws. The locations in public ways for electric transmission and distribution lines or gas distribution pipelines are obtained from municipal and other state authorities which, in granting these locations, act as agents for the state. In some cases the actions of these authorities are subject to appeal to the MDTE. The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature. No other entity shall provide distribution service within NSTAR's territory without the written consent of NSTAR Electric and/or NSTAR Gas. This consent must be filed with the MDTE and the municipality so affected.

Unregulated Operations

NSTAR's unregulated operations segment engages in businesses that include district energy operations, telecommunications and liquefied natural gas service. District energy operations are principally provided through its Advanced Energy Systems, Inc.
(AES) facility that generates chilled water, steam and electricity for use by hospitals and teaching facilities located in Boston's Longwood Medical Area. AES is expanding its Medical Area Total Energy Plant (MATEP) facility in 2003 to provide additional capacity. NSTAR Steam also supplies steam customers in Cambridge and Boston. Telecommunications services are provided through NSTAR Com, which installs, owns, operates and maintains a wholesale transport network for other telecommunications service providers in the metropolitan Boston area to deliver voice, video, data and internet services to customers. Liquefied natural gas service is provided by Hopkinton LNG Corp. In 2000, NSTAR's subsidiary Northwind Boston LLC (Northwind) notified its chilled water customers of its decision to exit the business and that service ceased effective September 30, 2002, in accordance with its contractual obligations.

  RCN Joint Venture and Investment Conversion

NSTAR Com participated in a telecommunications venture with RCN Telecom Services, Inc. of Massachusetts, a subsidiary of RCN Corporation (RCN), prior to the conversion of its equity interest into common shares of RCN, as further discussed below. NSTAR Com accounted for its investment in the joint venture using the equity method of accounting. As part of the Joint Venture Agreement, NSTAR Com had the option to exchange portions of its joint venture interest for common shares of RCN at specified periods. As of December 31, 2002, NSTAR Com no longer participates in the joint venture but holds 11.6 million common shares of RCN. The investment in these common shares is accounted for as marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under SFAS 115, NSTAR has classified its investment in RCN securities as available for sale.

NSTAR Com recognized impairments of its investment in RCN in the first quarter of 2001 and in the second and fourth quarters of 2002. For a further discussion, refer to the "Investments - Available for Sale Securities" section in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Regulation

NSTAR Electric, NSTAR Gas, and Boston Edison's wholly owned regulated subsidiary, Harbor Electric Energy Company, operate primarily under the authority of the MDTE, whose jurisdiction includes supervision over retail rates for distribution of electricity, natural gas and financing and investing activities. In addition, the FERC has jurisdiction over various phases of NSTAR Electric and NSTAR Gas utility businesses, including rates for electricity and natural gas sold at wholesale, facilities used for the transmission or sale of that energy, certain issuances of short-term debt and regulation of the accounting.

NSTAR is a holding company exempt from the provisions of the Public Utility Holding Company Act of 1935, as amended, except
Section 9(c)(2) relating to SEC approval of certain acquisitions of securities of public utility or public utility holding companies.

Capital Expenditures and Financings

The most recent estimates of capital expenditures and long-term debt maturities requirements for the years 2003 through 2007 are as follows:
                             2003       2004      2005      2006      2007
(in thousands)
Capital expenditures     $286,000   $250,000  $202,000  $178,000  $180,000
Long-term debt           $212,746   $ 78,659  $177,562  $ 98,024  $ 83,218

Management continuously reviews its capital expenditure and financing programs. These programs and, therefore, the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

Plant expenditures in 2002 were $368.1 million and consisted primarily of additions to NSTAR's distribution and transmission systems. The majority of these expenditures were for system reliability and performance improvements, customer service enhancements and capacity expansion to meet long-range growth in the NSTAR service territory.

Refer to the "Liquidity and Capital Resources" section of Item 7,
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" for more information regarding capital resources to fund NSTAR's construction programs.

Seasonal Nature of Business

NSTAR Electric kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. NSTAR Gas' sales are positively impacted by colder weather because a substantial portion of its customer base uses natural gas for space heating purposes. Refer to the "Selected Consolidated Quarterly Financial Data" section in Item 6, "Selected Consolidated Financial Data" for specific financial information by quarter for 2002 and 2001.

Competitive Conditions

The electric and natural gas industries have continued to change in response to legislative, regulatory and marketplace demands for improved customer service at lower prices. These pressures have resulted in an increasing trend in the industry to seek competitive advantages and other benefits through business combinations. NSTAR was created to operate in this marketplace by combining the resources of its utility subsidiaries activities in the transmission and distribution of energy.

Environmental Matters

NSTAR's subsidiaries are subject to numerous federal, state and local standards with respect to the management of wastes, air and water quality and other environmental considerations. These standards could require modification of existing facilities or curtailment or termination of operations at these facilities. They could also potentially delay or discontinue construction of new facilities and increase capital and operating costs by substantial amounts. Noncompliance with certain standards can, in some cases, also result in the imposition of monetary civil penalties. Refer to the "Contingencies - Environmental Matters"
section in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Management believes that its facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements.

Number of Employees

As of December 31, 2002, NSTAR had approximately 3,300 employees, including approximately 2,400, or 73% of whom are represented by three collective bargaining units covered by separate contracts. Local 369 of the Utility Workers Union of America, AFL-CIO, represents approximately 2,075 employees with a five-year contract that expires on May 15, 2005.

A collective bargaining unit contract representing approximately 260 employees expired on March 31, 2002. On March 24, 2002, Local 12004, United Steelworkers of America, AFL-CIO-CLC, ratified a new four-year contract that expires on March 31, 2006. Approximately 70 employees of Advanced Energy Systems' MATEP subsidiary are represented by Local 877, the International Union of Operating Engineers, AFL-CIO, through a labor agreement that expires on September 30, 2006.

Management believes it has satisfactory relations with its employees.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

None of NSTAR's subsidiaries have any foreign operations or export sales.

Item 2.   Properties

NSTAR Electric properties include an integrated system of distribution lines and substations, an office building and other structures such as garages and service centers that are located primarily in eastern Massachusetts.

At December 31, 2002, the NSTAR Electric primary and secondary transmission and distribution system consisted of approximately 20,300 circuit miles of overhead lines, approximately 8,500 circuit miles of underground lines, 266 substation facilities and approximately 1,121,000 active customer meters.

NSTAR Electric's high-tension transmission lines are generally located on land either owned or subject to perpetual and exclusive easements in its favor. Its low-tension distribution lines are located principally on public property under permission granted by municipal and other state authorities.

NSTAR, through its Canal subsidiary, sold its 3.52% ownership interest (40.5 MW of capacity) in the Seabrook Nuclear Generating
Station on November 1, 2002.

NSTAR Gas' principal natural gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. At December 31, 2002, the gas system included approximately 2,900 miles of gas distribution lines, approximately 176,300 services and approximately 270,700 customer meters together with the necessary measuring and regulating equipment. In addition, NSTAR (through Hopkinton LNG Corp.) owns a liquefaction and vaporization plant, a satellite vaporization plant and above ground cryogenic storage tanks having an aggregate storage capacity equivalent to 3.5 Bcf of natural gas. NSTAR Gas owns an office and service building in Southborough, Massachusetts, three district office buildings and several natural gas receiving and take stations.

In 2002, NSTAR purchased a 370,000 square foot office building (the Summit) sited on 33 acres in the Boston suburb of Westwood, Massachusetts. This site is centrally located in NSTAR's service area and houses central administrative offices including customer care, finance, human resources, sales, engineering, and information technology.

District energy operations primarily consist of the MATEP facility located in the Longwood Medical Area of Boston. MATEP provides steam, chilled water and electricity to over 9 million square feet of medical and teaching facilities. NSTAR Steam's distribution system consists primarily of approximately 3.5 miles of high pressure steam lines to customers in Cambridge and Boston.

Item 3.   Legal Proceedings

     Merger Rate Plan Appeal

On December 16, 2002, the Massachusetts Supreme Judicial Court
(SJC) affirmed the MDTE's 1999 decision to allow for the merger of BEC and COM/Energy as originally structured. The SJC decision finalized the resolution of all issues relating to this appeal and did not have any impact on NSTAR's 2002 or prior periods' consolidated financial position, cash flows or results of operations. The 1999 MDTE order approving the rate plan associated with the merger of BEC and COM/Energy, was appealed to the SJC by the Massachusetts Attorney General (AG) and a separate group that consisted of The Energy Consortium (TEC) and Harvard University (Harvard). TEC and Harvard alleged that, in approving the rate plan and merger proposal, the MDTE committed errors of law in the following areas: (1) in adopting a public interest standard, the MDTE applied the wrong standard of review, and failed to investigate the propriety of rates and to determine that the resulting rates of Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas were just and reasonable; (2) that in permitting Cambridge Electric and ComElectric to adjust their rates by $49.8 million to reflect demand-side management costs, the MDTE failed to determine whether such an adjustment was warranted in light of other cost decreases; (3) that the MDTE's approval results in an arbitrary and unjustified sharing of benefits and costs between ratepayers and shareholders; and (4) that the MDTE's approval of the rate plan guarantees shareholders recovery of future costs without any future demonstration of customer savings. The AG made similar arguments in each of these areas and added that, in allowing recovery of the acquisition premium, the MDTE improperly deviated from a cost basis in setting approved rates and the ratemaking policies in other jurisdictions.

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

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Item 4A.   Executive Officers of Registrant

Identification of Executive Officers
                                                           Age at
                                                         December 31,
Name of Officer       Position and Business Experience       2002

Thomas J. May         Chairman, President (since 2002),       55
                      Chief Executive Officer and a
                      Trustee (since 1999); formerly
                      Chairman, President and Chief
                      Executive Officer and a Trustee
                      (1998-1999), BEC Energy, and
                      Chairman, President and Chief
                      Executive Officer and a Director
                      (1995-1999), Boston Edison
                      Company; Director, FleetBoston
                      Financial; Liberty Mutual Holding
                      Company Inc.; New England Business
                      Services, Inc. and RCN
                      Corporation.

Douglas S. Horan      Senior Vice President - Strategy,       53
                      Law and Policy, Secretary and
                      General Counsel (since 2000);
                      formerly Senior Vice President -
                      Strategy, Law and Policy (1999-
                      2000); Senior Vice President -
                      Strategy and Law and General
                      Counsel, BEC Energy (1998-1999)
                      and Boston Edison Company (1995-
                      1999).

James J. Judge        Senior Vice President, Treasurer        46
                      and Chief Financial Officer (since
                      2000); formerly Senior Vice
                      President and Chief Financial
                      Officer (1999-2000); Senior Vice
                      President - Corporate Services and
                      Treasurer, BEC Energy (1998-1999);
                      Senior Vice President - Corporate
                      Services and Treasurer, Boston
                      Edison Company (1995-1999).

Timothy R. Manning    Senior Vice President - Human           51
                      Resources (since 2002); formerly
                      Vice President Human Resources
                      (2001); Director of Employee and
                      Labor Relations (1999-2001);
                      Director of Human Resources,
                      Boston Edison Company (1998-1999).
                                                           Age at
                                                         December 31,
Name of Officer       Position and Business Experience       2002

Joseph R. Nolan, Jr.  Senior Vice President - Customer        39
                      Care and Corporate Relations
                      (since 2002); formerly Senior Vice
                      President - Corporate Relations
                      (2000-2002); Vice President of
                      Government Affairs (1999-2000);
                      Director of Regulatory Relations,
                      BEC Energy (1998-1999); Manager of
                      Legislative Affairs, Boston Edison
                      Company (1994-1998).

Werner J. Schweiger   Senior Vice President - Operations      43
                      (since 2002); formerly Vice
                      President, Office of Electric
                      Operations/Transmission and
                      Distribution Management, Keyspan
                      Energy Corporation (1997-2002).

Eugene J. Zimon       Senior Vice President -                 54
                      Information Technology (since
                      2001); formerly Vice President,
                      Business Development for
                      Utilities, Oracle Corporation
                      (2000-2001); Vice President,
                      Information Services, Boston Gas
                      Company (1996-2000).

Robert J. Weafer, Jr. Vice President, Controller and          55
                      Chief Accounting Officer (since
                      1999); formerly Vice President,
                      Controller and Chief Accounting
                      Officer, BEC Energy (1998-1999)
                      and Boston Edison Company (1991-
                      1998).

                             Part II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

(a) Market Information

NSTAR's common shares are listed on the New York and Boston Stock
Exchanges. NSTAR's closing market price at December 31, 2002 was $44.39 per share.

The high and low market values per common share as reported by the New York Stock Exchange composite transaction reporting
system for each of the quarters in 2002 and 2001 were as follows:
                          2002               2001
                      High      Low     High       Low
 First quarter      $46.00   $42.30   $42.69    $33.94
 Second quarter     $48.20   $43.66   $43.85    $36.78
 Third quarter      $45.17   $34.00   $45.05    $39.50
 Fourth quarter     $44.70   $36.90   $45.24    $40.10

(b) Holders

As of December 31, 2002, there were 28,262 holders of NSTAR common shares.

(c) Dividends

Dividends declared per common share for each of the quarters in
2002 and 2001 were as follows:
                      2002         2001
 First quarter       $0.53       $0.515
 Second quarter      $0.53       $0.515
 Third quarter       $0.53       $0.515
 Fourth quarter      $0.54       $0.53

Item 6.   Selected Consolidated Financial Data

The following table summarizes five years of selected consolidated financial data.
(in thousands, except per share data)

                                2002          2001        2000     1999(c)     1998(d)
Operating revenues        $2,719,067    $3,191,836  $2,692,762  $1,851,427  $1,622,515
Net income (a)            $  163,667    $    3,201  $  180,962  $  146,463  $  141,046
Earnings (loss) per share
  of common stock:
  Basic (a)               $     3.05    $   (0.05)  $     3.19  $     2.77  $     2.76
  Diluted (a)             $     3.03    $   (0.05)  $     3.18  $     2.76  $     2.75
Total assets              $6,123,275    $5,328,191  $5,547,715  $5,466,143  $3,204,036
Long-term debt (b)        $1,645,465    $1,377,899  $1,440,431  $  986,843  $  955,563
Transition property
  securitization (b)      $  445,890    $  513,904  $  584,130  $  646,559  $        -
Redeemable preferred
  stock of subsidiary (b) $   43,000    $   43,000  $   43,000  $   92,279  $   92,040
Cash dividends declared
  per common share        $     2.13    $    2.075  $    2.015  $    1.955  $    1.895

  (a) 2002 and 2001 include non-cash, after-tax charges oF $17.7 million and $173.9 million, or $0.33 per share and $3.28 per share, respectively, related to NSTAR's investment in RCN Corporation.

  (b)  Excludes the current portion of long-term debt and preferred stock.

  (c) Due to the application of the purchase method of accounting, the results for 1999 reflect eight months of BEC Energy and four months of NSTAR.

  (d)  Results for 1998 reflect only BEC Energy.

Selected Consolidated Quarterly Financial Data (Unaudited)
(in thousands, except earnings per share)

                                                  Earnings
                                                   (Loss)      Earnings
                                         Net      Available     (Loss)
                                       Income    for Common    Per Basic
                Operating   Operating  (Loss)   Shareholders  Common Share
                 Revenues    Income     (a)          (a)          (a)
2002
First quarter    $722,865   $ 76,715  $  34,794   $  34,304     $  0.65
Second quarter   $600,446   $ 69,061  $   5,690   $   5,200     $  0.10
Third quarter    $701,001   $117,141  $  73,717   $  73,227     $  1.38
Fourth quarter   $694,755   $ 74,680  $  49,466   $  48,976     $  0.92

2001
First quarter    $864,822   $ 89,268  $(132,256)  $(133,746)    $ (2.52)
Second quarter   $732,273   $ 81,677  $  37,710   $  36,220     $  0.68
Third quarter    $890,748   $114,983  $  68,636   $  67,146     $  1.27
Fourth quarter   $703,993   $ 64,833  $  29,111   $  27,954     $  0.52

(a) The second quarter of 2002 includes a non-cash, after-tax impairment charge of $27.6 million, or $0.52 per share, related to NSTAR's investment in RCN Corporation common stock.

     The fourth quarter of 2002 includes a net gain of $9.9 million, or $0.19 per share, that reflects the recognition of tax benefits of $19.6 million, or $0.37 per share, related to NSTAR's investment in RCN Corporation offset, in part, by an additional non-cash, after-tax impairment charge of $9.7 million, or $0.18 per share, associated with the RCN investment.

     The first quarter of 2001 includes a non-cash, after-tax charge of $173.9 million, or $3.28 per share, related to the RCN investment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

NSTAR is an energy delivery company focusing its activities in the transmission and distribution of energy. NSTAR serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 0.3 million gas customers in 51 communities. NSTAR is a public utility holding company generally exempt from the provisions of the Public Utility Holding Company Act of 1935. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR" shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires. Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility, unregulated operations include district energy operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation), telecommunications operations - NSTAR Communications, Inc. (NSTAR Com) and a liquefied natural gas service company (Hopkinton LNG Corp.). Utility operations accounted for approximately 96% of revenues in 2002, 2001 and 2000.

Cautionary Statement

This MD&A contains certain forward-looking statements such as forecasts and projections of expected future performance or statements of management's plans and objectives. These forward-looking statements may also be contained in other filings with the SEC, in press releases and oral statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what NSTAR expected. Actual results could potentially differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

The impact of continued cost control procedures on operating results could differ from current expectations. NSTAR's revenues from its electric and gas sales are sensitive to weather, the economy and other variable conditions. Accordingly, NSTAR's sales in any given period reflect, in addition to other factors, the impact of weather, with colder winter temperatures generally resulting in increased gas sales and warmer summer temperatures generally resulting in increased electric sales. NSTAR anticipates that these sensitivities to seasonal and other weather conditions will continue to impact its sales forecasts in future periods. The effects of changes in weather, economic conditions, tax rates, interest rates, technology, and prices and availability of operating supplies could materially affect the projected operating results.

NSTAR's forward-looking information is based in large measure on prevailing governmental policies and regulatory actions, including those of the MDTE and the FERC, with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power and cost of gas recovery, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies.

The impacts of various environmental, legal, and regulatory matters could differ from current expectations. New regulations or changes to existing regulations could impose additional operating requirements or liabilities other than expected. The effects of changes in specific hazardous waste site conditions and the specific cleanup technology could affect the estimated cleanup liabilities. The impacts of changes in available information and circumstances regarding legal issues could affect any estimated litigation costs.

NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult all further disclosures NSTAR makes in its filings to the SEC. Also note that NSTAR provided in the above paragraphs a cautionary discussion of risks and other uncertainties relative to its business. These are factors that could cause its actual results to differ materially from expected and historical performance. Other factors in addition to those listed here could also adversely affect NSTAR. This report also describes material contingencies and critical accounting policies and estimates in this section and in the accompanying Notes to Consolidated Financial Statements, and NSTAR encourages a review of these Notes.

Critical Accounting Policies and Estimates

NSTAR's discussion and analysis of its financial condition, results of operations and cash flows are based upon the accompanying Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these Consolidated Financial Statements required management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions. NSTAR believes that its accounting policies and estimates that are most critical to the reported results of operations, cash flows and financial position are described below.

a.  Revenue Recognition

Utility revenues are based on authorized rates approved by the MDTE and FERC. Estimates of transmission, distribution and transition revenues for electricity and natural gas delivered to customers but not yet billed are accrued at the end of each accounting period. The determination of unbilled revenues requires management to estimate the volume and pricing of electricity and gas delivered to customers prior to actual meter readings.

Revenues related to the sale, transmission and distribution of energy are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters that are read on a systematic basis throughout the month. Meters which are not read during a given month are estimated and trued-up in a future period. At the end of each month, amounts of energy delivered to customers since the date of the last billing date are estimated and the corresponding unbilled revenue is estimated. This unbilled electric revenue is estimated each month based on daily generation volumes (territory load), line losses and applicable customer rates. Unbilled natural gas revenues are estimated based on estimated purchased gas volumes and tariffed rates in effect. Accrued unbilled revenues recorded in the accompanying Consolidated Balance Sheets as of December 31, 2002 and 2001 were $47 million and $51 million, respectively.

NSTAR's non-utility revenues are recognized when services are rendered or when the energy is delivered. Revenues are based, for the most part, on long-term contractual rates.

b.  Regulatory Accounting

NSTAR follows accounting policies prescribed by GAAP, the FERC and the MDTE. As a rate-regulated company, NSTAR is subject to the Financial Accounting Standards Board, Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain revenues and expenses from that of other businesses and industries. NSTAR's energy delivery business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71. This ratemaking process results in the recording of regulatory assets based on the probability of current and future cash inflows. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. As of December 31, 2002 and 2001, NSTAR has recorded regulatory assets of $2 billion and $1 billion, respectively. This increase is primarily the result of the recognition of certain purchased power costs.
NSTAR continuously reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. NSTAR expects to fully recover these regulatory assets in its rates.
If future recovery of costs ceases to be probable, NSTAR would be required to charge these assets to current earnings. However, impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. Regulatory assets related to the generation business are recovered through the transition charge.

c. Derivative Instruments - Power Contracts

Typically, the electric power industry contracts to buy and sell electricity under option contracts, which allow the buyer some flexibility in determining when to take electricity and in what quantity to match fluctuating demand. These contracts would normally meet the definition of a derivative requiring mark-to-market accounting. However, because electricity cannot be stored and an entity is obligated to maintain sufficient capacity to meet the electricity needs of its customer base, an option contract for the purchase of electricity typically qualifies for the normal purchases and sales exception described in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Derivative Implementation Group (DIG) Issue No. C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity."

NSTAR Electric has long-term purchased power agreements that are used primarily to meet its standard offer obligation. The majority of these agreements are above-market but are not reflected on the accompanying Consolidated Balance Sheets as they qualify for the normal purchases and sales exception. However, in Issue C15, the DIG concluded that contracts with a pricing mechanism that are subject to future adjustment based on a generic index that is not specifically related to the contracted service commodity generally would not qualify for the normal purchases and sales exception. NSTAR has six purchased power contracts that contain components with pricing mechanisms that are based on a pricing index, such as the GNP or CPI. Although these factors are only applied to certain ancillary pricing components of these agreements, as required by the interpretation of DIG Issue C15, NSTAR began recording these contracts at fair value on its Consolidated Balance Sheets during 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of these contracts at December 31, 2002 of approximately $701 million and is reflected as a component of Deferred credits - Power contracts on the accompanying Consolidated Balance Sheets.

These contracts are valued using a discounted cash flow model and a 10% discount rate. The market value assumption used was provided by a third party who determines such pricing for the New England power market. Had management used an alternative assumption, the value of these contracts at December 31, 2002 would have changed significantly. A one percent increase or decrease to the discount rate would change the above market value by approximately $27 million from what is presently recorded.

NSTAR Electric recovers all of its electricity supply costs, including the above-market costs. The recovery of its above-market costs occurs through 2016 for Boston Edison, through 2023 for ComElectric and through 2011 for Cambridge Electric. These recovery periods coincide with the contractual terms of these purchased power agreements. Therefore, in addition to the liability recorded, NSTAR also recorded a corresponding regulatory asset representing the future recovery of these actual costs.

d.  Pension and Other Postretirement Benefits

NSTAR's pension and other postretirement benefits costs are dependent upon several factors and assumptions, such as employee demographics, the level of cash contributions made to the plans, earnings on the plans' assets, the discount rate, the expected long-term rate of return on the plans' assets and health care cost trends.

In accordance with SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87) and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), changes in pension and postretirement benefit obligations other than pensions (PBOP) associated with these factors may not be immediately recognized as pension and PBOP costs in the statements of income, but generally are recognized in future years over the remaining average service period of the plans' participants.

There were no changes to NSTAR's pension plan benefits in 2002, 2001 and 2000 that had a significant impact on recorded pension costs. As further described in Note G to the accompanying Consolidated Financial Statements, NSTAR has revised the discount rate in 2002 as compared to 2001 and 2000. In addition, NSTAR revised the expected long-term rate of return on its pension and PBOP plan assets for 2003 to 8.4% and 8%, respectively, reduced from 9.4% and 9% in 2002, respectively. These changes will have a significant impact on reported pension costs in future years in accordance with the cost recognition approach of SFAS 87 described above. This impact will be mitigated, to an extent, through NSTAR's regulatory accounting treatment of pension and PBOP costs. (See further discussion of regulatory accounting treatment below). In determining pension obligation and cost amounts, these assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements.

NSTAR's Pension Plan (the Plan) assets, which partially consist of equity investments, have been affected by significant declines in the equity markets in the past three years. Fluctuations in equity market returns may result in increased or decreased pension costs in future periods. These conditions impacted the funded status of the Plan at December 31, 2002, and therefore, will also impact pension costs for 2003.

The following chart reflects the projected benefit obligation and cost sensitivities associated with a change in certain actuarial assumptions by the indicated percentage. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

(in thousands)                                            Impact on
                                                          Projected
                                                            Benefit    Impact on 2002 Cost
Actuarial Assumption             Change in Assumption     Obligation   (Increase)/Decrease
Pension:
  Increase in discount rate        50 basis points        $  (48,693)      $  (3,220)
  Decrease in discount rate        50 basis points        $   52,580       $   3,410
  Increase in expected long-term
    rate of return on plan assets  50 basis points             NA          $   3,935
  Decrease in expected long-term
    rate of return on plan assets  50 basis points             NA          $  (3,935)

Other Postretirement Benefits:
  Increase in discount rate        50 basis points        $  (37,289)      $  (2,235)
  Decrease in discount rate        50 basis points        $   41,695       $   2,723
  Increase in expected long-term
    rate of return on plan assets  50 basis points             NA          $   1,164
  Decrease in expected long-term
    rate of return on plan assets  50 basis points             NA          $  (1,164)
NA-not applicable

NSTAR's discount rate is based on rates of high quality corporate bonds as published by nationally recognized rating agencies.

In determining the expected long-term rate of return on plan assets, NSTAR considers past performance and economic forecasts for the types of investments held by the Plan. In 2003, NSTAR reduced the expected long-term rate of return on plan assets from 9.4% to 8.4% as a result of the prevailing outlook for equity market returns. Reported pension costs will increase in 2003 and future years as a result of this changed assumption. However, as a result of the MDTE Accounting Order (Accounting Order) discussed below, this increase will not have a material impact on NSTAR's results of operations.

The unfavorable market conditions have impacted the value of Plan assets. As a result of the negative investment performance, the Plan's accumulated benefit obligation (ABO) exceeded Plan assets at December 31, 2002. The ABO represents the present value of benefits earned without considering future salary increases. Since the fair value of its Plan assets is less than the ABO, NSTAR is required to record this difference as an additional minimum pension liability on the accompanying Consolidated Balance Sheets.

Under SFAS 87, NSTAR is also required to eliminate its prepaid pension balance. The additional minimum pension liability adjustment is equal to the sum of the minimum pension liability and the prepaid pension that would be recorded, net of taxes, as a non-cash charge to Other Comprehensive Income (OCI) on the accompanying Consolidated Statements of Comprehensive Income. The fair value of Plan assets and the ABO are measured at each year-end balance sheet date. The minimum liability will be adjusted each year to reflect this measurement. At such time that the Plan assets exceed the ABO, the minimum liability would be reversed.

In November 2002, NSTAR filed a request with the MDTE seeking an accounting ruling to mitigate the impact of the non-cash charge to OCI in 2002 and the increases in expected pension and PBOP costs in 2003. On December 20, 2002, the MDTE approved the Accounting Order. Based on this Accounting Order and an opinion from legal counsel regarding the probability of recovery of these costs in the future, NSTAR recorded a regulatory asset in lieu of taking a charge to OCI at December 31, 2002. In addition, the Accounting Order permits NSTAR to defer, as a regulatory asset or liability, the difference between the level of pension and PBOP expenses that are included in rates and the amounts that are required to be recorded under SFAS 87 and SFAS 106 beginning in 2003.

The regulatory asset of $426 million, recorded as a result of this Accounting Order, consists of the prepaid pension asset ($257 million) related to the qualified pension plan and the minimum liability ($169 million) incurred at December 31, 2002. The regulatory asset is shown separately in Deferred debits on the accompanying Consolidated Balance Sheets.

NSTAR's utility subsidiaries anticipate filing with the MDTE, during 2003, a specific mechanism designed to address pension and PBOP costs. It is NSTAR's goal to eliminate the volatility of these costs.

The Plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. While not required to make contributions to the Plan, NSTAR anticipates increasing the level of its cash contributions to the Plan in 2003 to mitigate the projected adverse impact. Such cash contributions may be material to its consolidated cash flows from operations. NSTAR believes it has adequate access to capital resources to support these contributions.

e. Investments - Available for Sale Securities

NSTAR classifies its investments in marketable securities as available for sale. As of December 31, 2002, these investments include 11.6 million common shares of RCN Corporation (RCN) and represent approximately 10.6% of RCN's outstanding common shares.

As of December 31, 2001, these investments included 4.1 million common shares of RCN, 148,400 common shares of John Hancock Financial Services, Inc. (John Hancock), and 141,300 common shares of MetLife, Inc. (MetLife). During 2002, NSTAR sold all of its common shares in John Hancock and MetLife for a gain of $4.9 million. This gain is recorded as part of Other Income, net in the accompanying Consolidated Statements of Income.

In accordance with its accounting policies, NSTAR continuously evaluates the carrying value of its investment in RCN common shares to assess whether any decline in the market value below its carrying value is deemed to be "other-than-temporary." Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares decreased significantly during the later part of 2000 and continued to decrease through 2002. As a result, in 2001 and 2002, management determined that this decline in market value was "other-than-temporary" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

NSTAR recognized non-cash, after-tax impairment charges in 2002 and 2001 on its investment in RCN common shares of $17.7 million and $173.9 million, respectively. These charges are reported on the accompanying Consolidated Statements of Income as "Write-down of RCN Investment, net."

The total carrying value of the 11.6 million RCN common shares is included in Other investments on the accompanying Consolidated Balance Sheets at its estimated fair value of approximately $6.1 million at December 31, 2002. The fair value of the 11.6 million shares held may increase or decrease as a result of changes in the market value of RCN common shares. As of December 31, 2002 and 2001, the market value per share of RCN was $0.53 and $2.93, respectively. The unrealized gain or loss associated with these shares will fluctuate due to the changes in fair value of these securities during each period and is reflected, net of associated income taxes, as a component of Other comprehensive income, net on the accompanying Consolidated Statements of Comprehensive Income. The cumulative increase or decrease in fair value of these shares including the impact of the write-down adjustments of these shares are included in Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

f. Decommissioning Cost Estimates

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future. Changes in these estimates will not affect NSTAR's results of operations or cash flows because these costs will be collected from customers through NSTAR's transition charge filings with the MDTE.

While NSTAR no longer directly owns any nuclear power plants, NSTAR Electric collectively owns, through its equity investments, 14% of Connecticut Yankee Atomic Power Company (CYAPC), 14% of Yankee Atomic Electric Company (YAEC), and 4% of Maine Yankee Atomic Power Company, (the "Yankee Companies"). Periodically, NSTAR obtains estimates from the management of the Yankee Companies on the cost of decommissioning the Connecticut Yankee nuclear unit (CY), the Yankee Atomic nuclear unit (YA), and the Maine Yankee nuclear unit (MY). These nuclear units are completely shut down and are currently conducting decommissioning activities.

Based on estimates from the Yankee Companies' management as of December 31, 2002, the total remaining cost for decommissioning each nuclear unit is approximately as follows: $248 million for CY, $225 million for YA and $166 million for MY. Of these amounts, NSTAR Electric is obligated to pay $34.7 million towards the decommissioning of CY, $31.5 million toward YA, and $6.6 million toward MY. These estimates are recorded in the accompanying Consolidated Balance Sheets as Power contract liabilities with a correspond- ing regulatory asset. These estimates may be revised from time to time based on information available to the Yankee Companies regarding future costs.

NSTAR expects the Yankee Companies to seek recovery of these costs and any additional increases to these costs in rate applications with the FERC, with any resulting adjustments being charged to their respective sponsors, including NSTAR Electric. NSTAR Electric would recover its share of any allowed increases from customers through the transition charge.

g. Asset Impairment Assessment

NSTAR evaluates its assets for impairment whenever indicators of impairment exist, but at least annually. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

As discussed in the accompanying Notes to Consolidated Financial Statements, NSTAR has three operating segments, one of which is its unregulated operations that includes the telecommunications operations. Based on the current market performance of the telecommunications sector, NSTAR has reviewed and assessed for impairment, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," its unregulated telecommunications assets. NSTAR's judgments used in its assessment include, but are not limited to, future anticipated revenue streams and future operating costs. NSTAR has determined, based on its probability assessment, that the total of the undiscounted expected future cash flows exceeded the carrying value of its unregulated telecommunications assets; therefore, no impairment loss was recognized as of December 31, 2002. Although management believes that its estimates of future revenues and expenses are reasonable, it cannot assure the precision of such estimates. Should a further and continued deterioration of this business sector occur, NSTAR may be required to write-down its carrying value of these assets.

In estimating future sales and operating costs of telecommunications services, NSTAR uses internal forecasts.
NSTAR develops these forecasts based on recent sales activity for these services in conjunction with anticipated economic patterns and planned and scheduled customer commitments for services.

For each assumption used in the analysis, NSTAR applied a probability factor to each of the future cash flow scenarios.
The probability factors used were determined based on management's experience in the telecommunications sector and the likelihood of a change in the economic environment.

New Accounting Standards

See Note A, "New Accounting Standards," to the accompanying
Consolidated Financial Statements.

Generating Assets Divestiture

a.  Seabrook Nuclear Power Station

On November 1, 2002, FPL Group, Inc. purchased 88% of the majority ownership interest in the Seabrook Nuclear Power Station, including Canal's 3.52% ownership interest, for $799.4 million, net of closing adjustments. FPL Group assumed responsibility for the ultimate decommissioning of the facility and received the Seabrook decommissioning funds of approximately $226.9 million at the closing. Canal's portion of the sale proceeds amounted to $31.9 million, of which $3.5 million was paid into the decommissioning trust as a final top-off and $1.3 million was used for other transaction costs. The net proceeds of $27.1 million were less than Canal's remaining investment in Seabrook. The difference of approximately $16.7 million will be included as a component of Cambridge Electric's and ComElectric's transition cost recovery and is expected to be collected from ComElectric's and Cambridge Electric's customers in 2003 through the transition charge. As part of this sale, all purchased power agreements were terminated. The Seabrook sale did not have an impact on NSTAR's current results of operations. The future impact of the sale will not have a material effect on results of operations, cash flow or financial position.

b.  Blackstone Station

On August 1, 2002, Cambridge Electric reached a tentative agreement to sell Blackstone Station to Harvard University (Harvard) for $14.6 million that will be used to reduce Cambridge Electric's transition charge. At the same time, NSTAR Steam signed an agreement with Harvard to sell its Blackstone steam assets and contracts to Harvard for $3 million. The sale is subject to the approval of the MDTE. A filing with the MDTE for regulatory approval for this transaction was made on November 21, 2002. Under terms of this agreement, NSTAR Steam will continue to manage the day-to-day operations of the steam plant on this site for one year after the sale. Cambridge Electric is divesting its electric generating assets consistent with the provisions of the Massachusetts Electric Restructuring Act of 1997 (Restructuring Act). Cambridge Electric divested the majority of its non-nuclear generating facilities in 1998. NSTAR anticipates completing the Blackstone Station sale in the second quarter of 2003.

Rate and Regulatory Proceedings

a.  Distribution Rate Proceedings

On February 14, 2003, NSTAR notified the MDTE that it is in the process of reviewing the 2002 test-year cost of service for its utility subsidiaries in order to determine whether to request a general base rate increase. This assessment coincides with the expiration of NSTAR's four-year rate freeze presently in effect as part of the Merger Rate Plan that created NSTAR. If NSTAR decides not to seek a general base rate increase, NSTAR will request a specific rate recovery mechanism relating to pension and PBOP costs in conjunction with the MDTE Accounting Order dated December 20, 2002. Management intends to finalize its decision on the appropriate regulatory proceedings during the second quarter of 2003.

b.  Merger Rate Plan

An integral part of the merger of BEC and COM/Energy that created NSTAR was the rate plan of the retail utility subsidiaries that was approved by the MDTE on July 27, 1999 and affirmed by the SJC in December 2002 as further discussed below. Significant elements of the rate plan included a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years. Refer to the "Retail Electric Rates" section of this MD&A for more information on retail rates and cost recovery.

On December 16, 2002, the SJC affirmed the MDTE's 1999 decision to allow for the merger of BEC and COM/Energy as originally structured. The SJC's decision finalized the resolution of all issues relating to the appeal, as described below. This decision did not have an impact on NSTAR's 2002 or prior periods' consolidated financial position, cash flows or results of operations. The 1999 MDTE order, which approved the rate plan associated with the merger, was appealed to the SJC by the Massachusetts Attorney General (AG) and a separate group that consisted of The Energy Consortium (TEC) and Harvard University (Harvard). The AG, TEC and Harvard alleged that, in approving the rate plan and merger proposal, the MDTE committed errors of law in the following areas: (1) in adopting a public interest standard, the MDTE applied the wrong standard of review, and failed to investigate the propriety of rates and to determine that the resulting rates of Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas were just and reasonable; (2) that in permitting Cambridge Electric and ComElectric to adjust their rates by $49.8 million to reflect demand-side management costs, the MDTE failed to determine whether such an adjustment was warranted in light of other cost decreases; (3) that the MDTE's approval results in an arbitrary and unjustified sharing of benefits and costs between ratepayers and shareholders; and (4) that the MDTE's approval of the rate plan guarantees shareholders recovery of future costs without any future demonstration of customer savings. The AG's brief included similar arguments in each of these areas and added that, in allowing recovery of the acquisition premium, the MDTE improperly deviated from a cost basis in setting approved rates and the ratemaking policies in other jurisdictions.

c.  Goodwill and Costs to Achieve

The merger that created NSTAR was accounted for using the purchase method of accounting. In accordance with the MDTE's approval of a four-year rate plan, the premium (Goodwill) associated with the acquisition was approximately $490 million, while the original estimate of transaction and integration costs to achieve the merger was $111 million. The merger premium is reflected on the accompanying Consolidated Balance Sheets as Goodwill. This premium will continue to be amortized over 40 years and amounts to approximately $12.2 million annually, while the costs to achieve (CTA) are being amortized over 10 years. CTA are the costs incurred to execute the merger including the employee costs for a voluntary severance program, costs of financial advisers, legal costs, and other transaction and systems integration costs. CTA is being amortized at an annual rate of $11.1 million based on the original rate plan. NSTAR will reconcile the actual CTA costs incurred with the original estimate in a future rate proceeding. This reconciliation will include a final accounting of the deductibility for income tax purposes of each component of CTA. The total CTA is approximately $143 million. This increase from the original estimate is partially mitigated by the fact that the portion of CTA that is not deductible for income tax purposes is approximately $20 million lower than the original estimate. NSTAR anticipates that these incremental costs are probable of recovery in future rates. The CTA and Goodwill amounts were filed and approved as part of the rate plan.

d.  Service Quality Index

On October 29, 2001, and as subsequently updated, NSTAR Electric and NSTAR Gas filed proposed service quality plans for each company with the MDTE. The service quality plans established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. Concurrently, NSTAR Electric and NSTAR Gas filed with the MDTE a report of their performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric that was refunded to customers as a credit to their bills during the month of May 2002. This refund had no material effect on NSTAR's consolidated financial position, cash flows or results of operations in 2002. For the four-month period ended December 31, 2001, the MDTE determined that NSTAR's performance relative to service quality measures did not warrant a penalty assessment.

On February 28, 2003, NSTAR Electric and NSTAR Gas filed their 2002 Service Quality Reports with the MDTE that reflected significant improvements in reliability and performance and indicate that no penalty will be assessed for this period. NSTAR accounts for its service quality penalties pursuant to SFAS No. 5, "Accounting for Contingencies." Accordingly, these penalties are monitored on a monthly basis to determine NSTAR's contingent liability, and if NSTAR determines it is probable that a liability has been incurred and is estimable, NSTAR would then accrue an appropriate liability. Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE. Any settlement or rate order that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period an agreement is reached with the MDTE.

e.  Retail Electric Rates

The Restructuring Act requires electric distribution companies to obtain and resell power to retail customers through either standard offer service or default service for those who choose not to buy energy from a competitive energy supplier. Standard offer service will be available to eligible customers through February 2005 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Restructuring Act. New retail customers in the NSTAR Electric service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. The price of default service is intended to reflect the average competitive market price for power. As of December 31, 2002 and 2001, customers of NSTAR Electric had approximately 27% and 16%, respectively, of their load requirements provided by competitive suppliers.

In December 2002, NSTAR Electric filed proposed transition rate adjustments for 2003, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2002. The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2003. The filings were updated in February 2003 to include final costs and revenues for 2002.

On November 14, 2002, Boston Edison and the AG received approval of a Settlement Agreement from the MDTE resolving issues in Boston Edison's reconciliation of costs and revenues for the year 2001. Among other issues, the Settlement Agreement includes an adjustment relating to the reconciliation of costs relating to securitization and efforts to mitigate costs incurred in relation to a purchased power agreement with Hydro Quebec. As a result of this Settlement Agreement with the AG, Boston Edison recognized approximately $11.4 million in additional transition charge revenues in 2002. This benefit was significantly offset by several other regulatory true-up adjustments.

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

During 2000, NSTAR Electric's accumulated costs to provide default and standard offer service were in excess of the revenues it was allowed to bill customers by approximately $242.7 million. On January 1 and July 1, 2001, NSTAR Electric was permitted by the MDTE to increase its rates to customers for standard offer and default service to collect this shortfall. Furthermore, when combined with the reduction in energy supply costs experienced in 2001 and through the first half of 2002, rates were reduced on January 1, 2002, April 1, 2002, July 1, 2002 and January 1, 2003.
As a result, NSTAR reflected a regulatory asset of approximately $45.4 million and $30.4 million at December 31, 2001 and 2002, respectively, that are reflected as components of Regulatory assets - other on the accompanying Consolidated Balance Sheets.

In December 2000, the MDTE approved a standard offer fuel index of 1.321 cents per kilowatt-hour (kWh) that was added to each NSTAR Electric company's standard offer service rates for the first half of 2001. In June 2001, the MDTE approved an additional increase of 1.23 cents per kWh effective July 1, 2001 based on a fuel adjustment formula contained in its standard offer tariffs to reflect the prices of natural gas and oil. In December 2001, the MDTE approved a decrease in this fuel index of
1.125 cents to 1.426 cents per kWh for the first quarter of 2002 due to a decrease in the cost of fuel. Effective April 1, 2002, each NSTAR Electric company's fuel index was set to zero. The MDTE has ruled that these fuel index adjustments are excluded from the 15% rate reduction requirement under the Restructuring Act.

f.  Standard Market Design

Effective March 1, 2003, the wholesale electric energy market in the Northeast has been restructured into what is known as "Standard Market Design" (SMD) in conjunction with FERC orders issued in September and December of 2002. SMD provides an additional market in which wholesale power costs can be hedged a day in advance through binding financial commitments. Also, under SMD, wholesale power clearing prices vary by location, with prices increasing in areas where less efficient resources close to the load are dispatched to meet the load requirements due to the fact that the more efficient resources cannot be imported as a result of transmission limitations. SMD is not expected to have an impact on NSTAR's results of operations because of the recovery mechanism for wholesale energy costs approved by the MDTE.

g.  Natural Gas Industry Restructuring and Rates

NSTAR Gas generates revenues primarily through the sale and/or transportation of natural gas. Gas sales and transportation services are divided into two categories: firm, whereby NSTAR Gas must supply gas and/or transportation services to customers on demand; and interruptible, whereby NSTAR Gas may, generally during colder months, temporarily discontinue service to high volume commercial and industrial customers. Sales and transportation of gas to interruptible customers do not materially affect NSTAR Gas' operating income because substantially the entire margin on such service is returned to its firm customers as rate reductions.

In addition to delivery service rates, NSTAR Gas' tariffs include a seasonal Cost of Gas Adjustment Clause (CGAC) and a Local Distribution Adjustment Clause (LDAC). The CGAC provides for the recovery of all gas supply costs from firm sales customers or default service customers. The LDAC provides for the recovery of certain costs applicable to both sales and transportation customers. The CGAC is filed semi-annually for approval by the MDTE. The LDAC is filed annually for approval. In addition, NSTAR Gas is required to file interim changes to its CGAC factor when the actual costs of gas supply vary from projections by more than 5%.

Due to significant declines in wholesale natural gas prices, NSTAR Gas received six consecutive approvals from the MDTE effective March 1, 2001 through October 31, 2002 to reduce the CGAC factor and pass those savings on to customers. In October 2002, due to the increase in wholesale natural gas prices, NSTAR Gas was allowed by the MDTE to increase the CGAC factor for the period from November 1, 2002 through January 1, 2003 to recover the higher costs of gas.

In both 2002 and 2001, the CGAC was revised on four occasions to reflect the changes in the cost of gas caused by varying market conditions. In 2002, the CGAC ranged from $0.3828 per therm to $0.6139 while the range for 2001 was $0.5261 per therm to $1.1123.

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

Income Tax Issues

a.  Tax Valuation Allowance

SFAS 109 prohibits the recognition of all or a portion of deferred income tax benefits if it is more likely than not that the deferred tax asset will not be realized. NSTAR had determined that it was more likely than not that a current or future income tax benefit would not be realized relating to the write-downs of its RCN investment that were recorded in the second and fourth quarters of 2002 and previously in the first quarter of 2001. These write-downs resulted from the significant declines in the market value of the telecommunications sector, including RCN. As a result of this uncertainty, NSTAR recorded a $77.6 million tax valuation allowance on the entire tax benefit associated with these write-downs. During 2002, as a result of previously unanticipated capital gain transactions, NSTAR recognized $3.9 million of this tax benefit.

Additionally, based on the Internal Revenue Service (IRS) review of NSTAR's 1999 and 2000 federal income tax returns, NSTAR determined that it was more likely than not that it would ultimately recognize the tax benefits relating to the incremental operating losses from the joint venture. The returns are currently being audited by the IRS as part of their normal review of NSTAR's consolidated federal income tax returns. The tax valuation allowance included reserves relating to the tax treatment of these losses through June 19, 2002. Each of the tax returns filed for 1999 through 2001 claimed operating losses.
The return to be filed for 2002 will also claim the remaining portion of these operating losses. The issues involving the operating loss deductions recorded on the tax returns for the years 2001 and 2002 are substantially similar to those that had concerned NSTAR regarding the tax treatment of that item on the 1999 and 2000 returns. Based on the IRS examining agent's current review, no adjustment for the years under audit is proposed. A determination of this issue was arrived at in the fourth quarter of 2002 and, as a result, NSTAR applied the treatment of these operating losses for all years on a consistent basis, allowing a reduction to its valuation allowance of approximately $19.7 million as a net credit to income tax expense included as a component of the write-down.

NSTAR has and will continue to research potential transactions that improve the operational efficiencies of NSTAR while maximizing the utilization of these potential tax benefits. Should NSTAR be successful in its tax and operational planning to allow a portion of the remaining tax benefit to be ultimately realized, NSTAR will reflect a credit to its income tax expense. Future earnings could be positively impacted by the outcome of this strategy. The maximum potential positive future earnings impact is currently estimated at $53 million. Management is currently unable to determine when, whether, or the extent to which NSTAR will be able to recognize this potential benefit.

b.  Tax Gain on Generating Assets

The cost of transitioning to retail open access was mitigated, in part, by the sale of Commonwealth Energy System's (COM/Energy) (now a wholly owned subsidiary of NSTAR) non-nuclear generating assets. COM/Energy completed the sale of substantially all of its non-nuclear generating assets in 1998. Proceeds from the sale of these assets amounted to approximately $453.9 million, or
6.1 times their book value of approximately $74.2 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments amounted to $358.6 million and are required to be used for the benefit of COM/Energy customers under MDTE rate setting policies. In this instance, the amount was used to reduce transition costs of Cambridge Electric and ComElectric related to electric industry restructuring. COM/Energy determined that this transaction was not a taxable event because it did not provide an economic benefit to its shareholders. The amount, if not for this treatment, that would otherwise have been paid in taxes is approximately $136 million. Should COM/Energy ultimately lose this issue, tax deductions resulting in tax savings of approximately $136 million would be realized by COM/Energy over a period of years. During the second quarter of 2002, NSTAR was notified that the IRS intended to file a Request for Technical Advice with the IRS National Office with regard to COM/Energy's tax treatment of this item. As of December 31, 2002, the Request for Technical Advice had not yet been filed.

The IRS is in the process of completing its audit of COM/Energy's tax returns for the years 1997, 1998 and 1999. The audit will not be closed at the examination level until the issue described above has been resolved either by the IRS closing the audit with no adjustment for the item or by providing COM/Energy with a tax deficiency notice. Should COM/Energy be issued a deficiency notice it must then decide to either contest the notice (at IRS Appellate or in a court of law) or concede the issue. It is expected that once the Request for Technical Advice is filed, a National Office decision would be made within two months. Should NSTAR's position be challenged, it is probable that NSTAR will make a tax payment of approximately $60 million in order to stop the accrual of interest on the potential remaining tax deficiency for all years involved through 2002. NSTAR intends to vigorously defend its position, which is supported by an opinion from an independent tax advisor, relative to this transaction and anticipates pursuing a refund of any amounts paid plus interest. In addition, NSTAR would pursue regulatory rate recovery for the interest on tax deficiencies should any amounts ultimately be incurred as a result of this transaction. The MDTE has provided written acknowledgements to NSTAR indicating: (1) its understanding of the issue; and (2) COM/Energy's ability to seek recovery of costs relating to the tax deficiency that may be incurred. NSTAR believes that recovery from customers is probable in view of the MDTE's position and its understanding of the monetary benefits to be realized by COM/Energy's customers should it be successful in defending its position. However, if NSTAR is unsuccessful with the IRS and unsuccessful in getting favorable regulatory treatment, it is possible that it could have an adverse impact on NSTAR's results of operations, cash flows and financial position.

Results of Operations

The following section of MD&A compares the results of operations for each of the three fiscal years ended December 31, 2002, 2001 and 2000 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

2002 compared to 2001

NSTAR's energy delivery businesses continue to be subject to traditional utility accounting and ratemaking principles since
NSTAR earns a regulated equity return on its investments in those businesses.

Earnings (loss) per common share were as follows:
                                   Years Ended December 31,
                                2002       2001      % Change
Basic -
  After RCN charge             $3.05      $(0.05)        NM
  Before RCN charge            $3.38      $ 3.23        4.6

Diluted -
  After RCN charge             $3.03      $(0.05)        NM
  Before RCN charge            $3.37      $ 3.22        4.7
NM-not meaningful

Management believes that earnings before the RCN charge is a meaningful measure of earnings and is reflective of its internal earnings assessment and controls. In addition, it is also more representative of NSTAR's prior and future performance.

Earnings were $161.7 million, or $3.05 and $3.03 per basic and diluted common share, respectively, for 2002. Earnings for 2002 were $179.4 million, or $3.38 and $3.37 per basic and diluted common share, respectively, before total non-cash, after-tax charges of $17.7 million, or $0.33 per basic share, related to NSTAR's investment in RCN Corporation (RCN) that is further discussed below. For 2001, NSTAR reported a loss of $2.4 million or $0.05 per basic and diluted common share. Results for 2001 were $171.5 million, or $3.23 per basic and $3.22 per diluted common share, before a non-cash, after-tax charge of $173.9 million, or $3.28 per basic share, related to NSTAR's investment in RCN.

Absent the RCN charges in both years, 2002 earnings increased by $7.9 million ($0.15 per share), or 4.6%, primarily due to increased kWh and firm gas sales and transportation and favorable adjustments related to regulatory orders, lower preferred dividend requirements and interest savings offset by higher operations and maintenance expenses. Operations and maintenance reflects higher pension and other postretirement benefits expenses and increased maintenance on the electric system in connection with the System Improvement Program. Cash flows from operations increased by over $261 million due to the higher level of earnings, improved accounts receivable collections, lower regulatory cost deferrals, and income tax payments. Other positive factors during the current year included lower bad debt expense of $4.5 million and a $3.9 million deferred tax benefit resulting from an adjustment to NSTAR's tax valuation allowance. NSTAR's return on equity was 12.6% despite the downturn in the current economic environment. NSTAR and subsidiaries maintained their credit ratings with all rating agencies. In addition, NSTAR increased its common dividend rate by $0.04 or 1.9% per share to $2.16 on an annual basis.

Capital spending in 2002 significantly exceeded the prior year's level due to an increase in the allocation of critical capital resources to improve electric system reliability and customer service. As an indication of this progress, key electric and gas operating performance results were greatly improved in 2002 over those of 2001. Electric customer outage hours were reduced by 35% and the length of those outages was reduced by 27%. These dramatic improvements were accomplished during record-breaking summer heat and an unprecedented demand for electricity. Also contributing to this increase was additional capital spending related to NSTAR's non-regulated subsidiaries, primarily Advanced Energy Systems' generation expansion project.

On June 19, 2002, NSTAR received an additional 7.5 million shares from the third and final exchange of its investment in the RCN joint venture pursuant to an amended Joint Venture Agreement.
The market value of RCN common shares continued to decline during 2002 and did not close above NSTAR's previously adjusted carrying value of $3.75 per share since November 27, 2001. As a result, NSTAR recognized impairment charges totaling $37.3 million, reducing the carrying value of its 11.6 million RCN shares to $0.53 per share as of December 31, 2002. These charges were offset by the recognition of $19.6 million in tax benefits relating to joint venture operating losses. Combined, the impairment charges and tax benefits amounted to $17.7 million, or $0.33 per share in 2002. Similarly, in 2001, due to a significant decrease in the market value of RCN common shares, NSTAR recorded a non-cash, after-tax charge of $173.9 million. Management determined that these declines in market value were "other-than-temporary" in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

Operating revenues

Operating revenues for 2002 decreased 15% from 2001 as follows:
  (in thousands)
  Retail electric revenues                   $ (375,130)
  Wholesale electric revenues                   (22,702)
  Gas sales revenues                            (65,203)
  Other revenues                                 (9,734)
    Decrease in operating revenues           $ (472,769)
                                              ==========

The decrease in operating revenues was significantly impacted by the decline in standard offer and default service rates charged to customers beginning in January 2002 that reflected lower purchased power and gas costs.

Retail electric revenues were $2,122.3 million in 2002 compared to $2,497.5 million in 2001, a decrease of $375.2 million, or 15%. The change in retail revenues includes the significantly lower cost of purchased energy supply (discussed below) that contributed to the lower rates implemented in January, April and July 2002 for standard offer and default services. Components of the total decrease in retail revenues includes lower revenues attributable to standard offer and default services of $263.8 million and $163.9 million, respectively, lower revenue related to demand-side management and renewable energy programs of $8.4 million due to the reconciliation of program costs, an increase in incentive adjustments and the timing of program expenditures. Transition revenues increased by $36.1 million due to higher rates for transition cost recovery offset by an $8 million decline in mitigation incentive revenues that are allowed for successfully lowering transition charges. Mitigation incentive revenues will continue to decrease over the transition period extending over time from 2009 through 2026. Transmission revenues increased by $30.8 million primarily as a result of rate increases and the absence in 2002 of a $6.7 million reduction in 2001 revenues that reflected an MDTE-approved transmission reconciliation filing. The change in NSTAR's retail revenues related to standard offer, default services and demand-side management and renewable energy are reconciled to the costs incurred.

The 1.2% increase in retail kWh sales in 2002 reflects, by customer sectors, an improvement of 2% in residential and 1.8% in commercial offset somewhat by the continued sales decline of 5.5% in the industrial sector. The overall increase in sales is attributable to the warmer summer period, as compared to the prior year. 2002 was the tenth warmest year in 132 years. However, the economic downturn continues to have an negative impact on sales as indicated by the high Boston office vacancy rate. Business spending continues to be depressed as firms appear reluctant to commit to increased employment and expansion of office space. The unemployment rate in Boston was approximately 4.4% through December 2002 as compared to approximately 3% in the same period last year. NSTAR Electric's sales to residential and commercial customers were approximately 29% and 56%, respectively, of its total retail sales mix for 2002 and provided 37% and 52% of total revenues, respectively. Industrial sales declined due primarily to a slowdown in economic conditions that led to reduced production or facility closings. The industrial and other retail sales sector comprises approximately 10% of NSTAR's energy sales and 8% of distribution revenue.

NSTAR forecasts its electric and gas sales based on normal weather conditions. Actual results may differ from those projected due to actual weather conditions above or below these normal weather levels. Due to a challenging economic environment ahead, unit sales of electricity in 2003 are expected to grow at approximately 1%.

Weather conditions greatly impact the change in electric sales and, to a greater extent, gas sales and revenues in NSTAR's service area. The first quarter of 2002 was significantly warmer than the same period in 2001, followed by slightly below normal temperatures for the second quarter, above-normal temperatures in the third quarter and colder than prior year and normal conditions in the fourth quarter of 2002. Below is comparative information on heating and cooling degree-days for 2002 and 2001 and the number of degree-days in a "normal" year as represented by a 30-year average. A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (for heating) or rises above (for cooling) a base of 65 degrees. Each degree below or above the base, is measured in one degree day.

                                                                   Normal
                                                                  30-Year
                                               2002       2001    Average

Heating degree-days                           5,658      5,644      5,942

  Percentage change from prior year              -%     (8.3)%
  Percentage change from 30-year average     (4.8)%     (5.1)%

Cooling degree-days                           972        822          777
  Percentage change from prior year           18.2%      39.8%
  Percentage change from 30-year average      25.1%       5.8%

The heating degree-days experienced during 2002 were virtually the same level with heating degree-days in 2001. However, in the first quarter of 2002, heating degree-days totaled 2,522, a decline of 16% from the prior year of 3,007 and 15% below a normal level of 2,975. Heating degree-days for the fourth quarter were 2,172, an increase of 28% as compared to 2001 and 8% greater than normal. The warmer than normal conditions in early 2002 significantly impacted earnings for gas operations due to the relatively short winter period when there is potential heating demand.

The higher cooling degree-days experienced during 2002 positively impacted electric distribution revenues. The above normal cooling degree-days impacted air conditioning usage of our customers and resulted in higher electric distribution revenues than would otherwise have been recorded during a more moderate summer period.

Wholesale electric revenues were $64.2 million in 2002 compared to $86.9 million in 2001, a decrease of $22.7 million, or 26%. This decrease in wholesale revenues reflects the expiration of two municipal power supply contracts on May 31, 2002, and another municipal contract on October 31, 2002, and a decline in rates due to the lower cost of purchased power. After October 31, 2005, NSTAR will no longer have contracts for the supply of wholesale power. Amounts collected from wholesale customers are credited to retail customers through the transition charge. Therefore, the expiration of these contracts has no impact on results of operations. In 2003, wholesale electric sales are forecasted to decrease due to the expiration of contracts with several municipalities.

Gas sales revenues were $323.2 million in 2002 compared to $388.4 million in 2001, a decrease of $65.2 million, or 17%. The decrease in revenues is primarily attributable to a 26% decline in the cost of gas from suppliers compared to the same period last year, slightly offset by a 0.6% increase in firm unit sales.

Other revenues were $209.4 million in 2002 compared to $219.1 million in 2001, a decrease of $9.7 million, or 4%. This decrease primarily reflects lower revenues from non-utility operations due to lower steam sales that reflect warmer weather during the early part of 2002, lower billing rates, and the loss of a large customer, partially offset by higher chilled water revenues due to the warmer summer period and higher demand rates.

Operating expenses

Purchased power costs were $1,260.7 million in 2002 compared to $1,673.5 million in 2001, a decrease of $412.8 million, or 25%. The decrease in expense reflects a decline in prices of natural gas and oil and a 22% decrease in wholesale sales due to the expiration of three municipal power supply contracts. Partially offsetting the impact of these decreases was a 1.2% increase in retail electric sales and an increase in transmission costs. Included in 2002 and 2001 was $31.3 million and $215.9 million, respectively, that related to the recognition of previously deferred standard offer and default service supply costs resulting from the current period collection of previously deferred costs. NSTAR adjusts its electric rates to collect the costs related to energy supply from customers on a reconciling basis. Due to the rate adjustment mechanism, a change in the amount of energy supply expense does not have an impact on earnings. NSTAR Electric satisfied most of its standard offer service through existing long-term power purchase agreements that were assigned to an independent party, and entered into shorter-term agreements for the remaining requirement.

The cost of gas sold, representing NSTAR Gas' supply expense, was $176.5 million in 2002 compared to $239.5 million in 2001, a decrease of $63 million, or 26%, reflecting the lower cost of gas supply and the significant reduction in sales due to milder weather conditions in the first quarter of 2002. These expenses are also reconciled to the current level of revenues collected.

Operations and maintenance expense was $431.7 million in 2002 compared to $417.1 million in 2001, an increase of $14.6 million, or 4%. This increase primarily reflects incremental expenditures incurred relating to improvements to NSTAR's electric delivery system that were substantially completed as of September 30, 2002, an increase of approximately $17.7 million and $5.6 million in pension-related and postretirement benefits expense (net of amounts capitalized), respectively, resulting primarily from a downturn in the equity market rates and a $2.3 million loss incurred that related to an insurance settlement adjustment. The increase in pension costs and other postretirement benefit costs are anticipated to continue through 2003, as a result of the declines in the equity markets over the past three years. These factors were somewhat offset by the absence of $3.7 million in storm costs incurred in the first quarter of 2001 and a decline in bad debt expense of $4.5 million. In 2003, despite a projected $11 million increase in pension and PBOP expense, total operations and maintenance expense is expected to remain flat.

Depreciation and amortization expense was $239.2 million in 2002 compared to $231 million in 2001, an increase of $8.2 million, or 4%. This increase was primarily due to increases in capital spending during 2002 in connection with system reliability improvements as well as the accelerated amortization of regulatory assets associated with the Seabrook sale of approximately $7.3 million. This increase was offset by the absence of depreciation on NSTAR's district energy facility, Northwind in 2002. In 2001 Northwind's assets were written down by $5 million.

Demand side management (DSM) and renewable energy programs expense was $69 million in 2002 compared to $70.1 million in 2001, a decrease of $1.1 million, or 2%, primarily due to a reduction of DSM programs which is consistent with the collection of conservation and renewable energy revenues. These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis. In addition, NSTAR earns revenue incentive amounts in return for increased customer participation. In 2002 and 2001, these incentives amounted to approximately $3 million.

Property and other taxes were $97.2 million in 2002 compared to $96.5 million in 2001, an increase of $0.7 million, or 1%. This increase was due to higher tax rates and assessments, particularly for the City of Boston of $2.2 million offset by lower payments in lieu of taxes to the Town of Plymouth under NSTAR's agreement with the town.

Income taxes from operations were $107.1 million in 2002 compared to $113.4 million in 2001, a decrease of $6.3 million, or 6%.
The decrease in income tax expense is primarily the result of tax benefits relating to certain customer refunds, which reduced income tax expense by approximately $4 million. In addition, this decrease also reflects the tax benefit of deducting NSTAR's common dividends paid to the NSTAR Savings Plan. These items resulted in a decrease in the effective tax rate for 2002 to 37.3% from 40.2% for 2001.

Other income, net

Other income was $22.4 million in 2002 compared to $6.9 million in 2001, an increase in income of $15.5 million. The increase was due primarily to $7.3 million in accelerated amortization of ITC resulting from the sale of Seabrook, deferred tax valuation allowance adjustments of $3.9 million, a $3.2 million net increase in interest income primarily related to a reversal of a previously established interest reserve and the absence in 2002 of $1.1 million related to system development costs. Other income in 2002 also reflects $1.2 million related to transaction fees.

Other deductions, net

Other deductions were $2 million in both 2002 and in 2001. Deductions in 2002 reflect the absence of a $5 million accrual for shutdown costs recorded in 2001 for the Northwind district energy facility as compared to $2 million in 2002 for an additional charge for expected equipment removal costs and a $0.6 million decline in expense for the minority interest related to this facility. Other deductions also include increased charitable contributions of $0.9 million, offset by $1.5 million in lower miscellaneous deductions, including applicable income tax benefits for total other deductions.

Interest charges

Interest on long-term debt and transition property securitization certificates was $152.6 million in 2002 compared to $158.4 million in 2001, a decrease of $5.8 million, or 4%. The decrease in interest expense reflects the retirement of $24.3 million in Boston Edison's 9.375% Debentures in August 2001, Boston Edison's early redemption of 8.25% Debentures of $60 million in September 2002, NSTAR Gas' 8.99% Series I Bonds of $3.5 million in December 2001, Cambridge Electric's 7.75% Series D Notes of $2.1 million in June 2002 and ComElectric's 9.3% $30 million Term Loan in January 2002, additional sinking fund payments and the reduction in transition property securitization certificates outstanding of $68.4 million that resulted in reduced interest expense of $4.3 million. Securitization interest represents interest on debt collateralized by the future income stream associated with the stranded costs of the Pilgrim Unit divestiture. These certificates are non-recourse to Boston Edison. Partially offsetting these decreases in interest expense was the impact of the October 15, 2002 Boston Edison issuance of $400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures (2.275% in 2002) priced at three month LIBOR plus 50 basis points. The net proceeds were used to repay consolidated outstanding short-term debt. These new debentures increased interest expense by $5 million in 2002.

Short-term and other interest expense was $26.9 million in 2002 compared to $25.3 million in 2001, an increase of $1.6 million, or 6%. This increase was due to a $14.4 million increase in the carrying charges associated with reductions in the level of under-collection of regulatory deferrals, particularly carrying charges related to deferred transition costs. Short-term and other interest costs reflected a significant reduction in borrowing rates and a $62.2 million lower average level of debt outstanding in 2002, that resulted in an interest savings of approximately
$19 million. Short-term borrowing rates averaged approximately 1.9% in 2002 as compared to approximately 4.1% in 2001.
Partially offsetting this decrease in short-term expense was a $5.9 million increase in interest costs associated for the most part with now resolved tax matters.

The decrease in AFUDC is primarily due to a reduction in the AFUDC rate reflecting the overall decline in short-term debt rates. The 2002 rate was 2.26% compared to 4.31% in 2001. Also contributing to this decrease was the absence in the current period of capitalized interest on the construction of the Summit facility of approximately $3.3 million. These reductions were partially offset by higher capital project balances during 2002 primarily as a result of electric system infrastructure upgrades.

2001 compared to 2000

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

Management believes that earnings before the RCN charge is a meaningful measure of earnings and is reflective of its internal earnings assessment and controls. In addition, it is also more representative of NSTAR's prior and future performance.

For 2001 NSTAR reported a loss of $2.4 million or $0.05 per basic and diluted common share, compared to earnings for 2000 of $175 million, or $3.19 and $3.18 per basic and diluted common share, respectively. Earnings for 2001 were $171.5 million, or $3.23 and $3.22 per basic and diluted common share, respectively, before a non-cash, after-tax charge of $173.9 million, or $3.28 per basic share, recorded in the first quarter related to NSTAR's investment in RCN. Factors that contributed to the $3.5 million, or 2%, decline in earnings before the non-cash, after-tax charge included a decline in firm gas sales (in BBTU) of 11%, a refund of $3.9 million to electric customers in conjunction with NSTAR's service quality plan, the accrual of costs associated with the shutdown of Northwind's district energy facility of $7.5 million and a decline in the return on equity on the plant investment base of the Seabrook facility. Positive factors included a slight increase in retail kWh sales of 0.6%, a lower regulatory interest expense adjustment due to a reconciliation filing of deferred standard offer and default service costs that resulted in additional interest expense recorded in 2000, a settlement of revenues due NSTAR from a former Pilgrim Unit customer and a one-time gain associated with the receipt of equity securities issued in conjunction with the demutualization of two mutual insurance companies that provide coverage to NSTAR subsidiaries. For 2001, a decrease of approximately 1.9 million average common shares outstanding that resulted from the repurchase of shares during 2000 had a positive impact on earnings per share of approximately $0.11.

As of December 31, 2001, NSTAR finalized the process of converting its joint venture investment in RCN into shares of RCN common stock. NSTAR's investment in RCN included 4.1 million common shares that it held at that time and 7.5 million common shares that were ultimately received in June 2002 for its remaining interest in the joint venture. Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares decreased significantly during the latter part of 2000 and continued in 2001. As a result, NSTAR recognized an impairment of its investment in RCN in the first quarter of 2001 per SFAS 115.

Operating Revenues

Operating revenues for 2001 increased 19% from 2000 as follows:
  (in thousands)
  Retail electric revenues                       $ 432,058
  Wholesale electric revenues                        8,969
  Gas sales revenues                                19,725
  Other revenues                                    38,322
    Increase in operating revenues               $ 499,074
                                                 =========

Retail electric revenues were $2,497.5 million in 2001 compared to $2,065.4 million in 2000, an increase of $432.1 million, or 21%. The change in retail revenues included a 0.6% increase in retail kWh sales, higher rates implemented in January and July 2001 for standard offer and default services, which increased retail revenues by $250.2 million and $257.5 million, respectively and the absence in 2001 of a $30.8 million fuel charge refund to customers in 2000. These revenue increases were partially offset by lower transition revenues of $88.1 million due to a decline in rates, a decline in transmission revenues of $6.5 million and a decline of $1.9 million for demand-side management and other revenues. The increase in NSTAR's retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

The 0.6% increase in 2001 retail kWh sales primarily reflected growth in the residential and commercial sectors of 1.1% and 1.7%, respectively. NSTAR Electric's sales to residential and commercial customers were approximately 30% and 59%, respectively, of its total retail sales mix for 2001 and provided 41% and 51% of distribution revenue, respectively. Industrial sector sales declined 7.8% due primarily to a slowdown in economic conditions that resulted from reduced production or facility closings. The industrial sector comprises approximately 10% of NSTAR's energy sales and 6% of distribution revenue.

The summer period of 2001 was significantly warmer than the same period in 2000, and this abnormal pattern continued into the fourth quarter heating season of 2001 with above normal temperatures. Below is comparative information on cooling and heating degree-days in 2001 and 2000 and the number of degree-days in a "normal" year as represented by a 30-year average.

                                                               30-Year
                                             2001       2000   Average

Heating degree days                          5,644      6,147   5,942
  Percentage change from prior year         (8.2)%      11.7%
  Percentage change from 30-year average    (5.0)%       3.5%

Cooling degree days                            822        588     777
  Percentage change from prior year          39.8%    (34.0)%
  Percentage change from 30-year average      5.8%    (24.3)%

Wholesale electric revenues were $86.9 million in 2001 compared to $77.9 million in 2000, an increase of $9 million, or 12%.
This increase in wholesale revenues primarily reflected increased demand from a public transit authority and municipal contracts.

Gas sales revenues were $388.4 million in 2001 compared to $368.7 million in 2000, an increase of $19.7 million, or 5%. The increase in revenues was primarily attributable to the recovery of increased gas costs, partially offset by an 11% decline in firm sales and transportation due to the impact of the economic slowdown on the commercial and industrial sectors. This was the case during the fourth quarter of 2001 when firm gas sales declined 31.2% from the prior year and were significantly impacted by the 24.6% decline in heating-degree days.

As indicated above, heating degree-days in 2001 were 8.2% below
2000 and 5% below normal and contributed to the decrease in firm sales and transportation. NSTAR Gas' firm BBTU sales to residential and commercial customers were approximately 65% and 27%, respectively, of total 2001 firm sales.

Other revenues were $219.1 million in 2001 compared to $180.8 million in 2000, an increase of $38.3 million, or 21%. This change reflected higher ISO-New England related transmission revenues and higher revenues realized from district energy operations.

Operating Expenses

Purchased power and cost of gas sold expense was $1,913 million in 2001, compared to $1,385.7 million in 2000, an increase of $527.3 million, or 38%. The purchased power component of these costs was $1,673.5 million in 2001 compared to $1,172.9 million in 2000, an increase of $500.6 million, or 43%. The increase in purchased power expense reflected the impact of the recognition of previously deferred standard offer and default service supply costs resulting from collection of these costs in 2001. Also impacting this increase were increases in purchased power requirements due to a 0.6% increase in retail sales and a 2.2% increase in wholesale sales, partially offset by lower costs that reflect the prices of natural gas and oil. Further contributing to the increase in total expense was the cost of gas sold, representing NSTAR Gas' supply expense, which was $239.5 million for 2001 compared to $212.8 million in 2000, an increase of $26.7 million, or 13%, due primarily to the higher gas supply costs in 2001. These expenses are also fully reconciled to the current level of revenues collected.

Operations and maintenance expense was $417.1 million in 2001 compared to $415.8 million in 2000, an increase of $1.3 million, or 0.3%. This slight increase reflected higher electric distribution weather-related maintenance costs related to a major late-winter storm in March and severe summer weather during 2001 and higher maintenance costs incurred in connection with NSTAR's unregulated subsidiary activities. Other factors that increased expenses were higher bad debt expense primarily due to the increased sales and higher costs related to postretirement and other benefits. Offsetting this increase was the absence of non-recurring computer system implementations costs incurred during 2000.

Depreciation and amortization expense was $231 million in 2001 compared to $238.6 million in 2000, a decrease of $7.6 million, or 3%. The decrease primarily reflected the buy-down of the Seabrook investment in November 2000 utilizing the majority of the proceeds from the sale of Canal's generating units. Further contributing to this decrease was the write-down of the remaining assets of the Northwind district energy facility in 2000 and decreased amortization of software-related costs, partially offset by a slightly higher level of system-wide depreciable plant-in-service.

DSM and renewable energy programs expense was $70.1 million in 2001 compared to $78.8 million in 2000, a decrease of $8.7 million, or 11%, primarily due to timing of DSM expense. These costs are in accordance with program guidelines established by regulators and are collected from customers on a fully reconciling basis. In addition, NSTAR earns incentive amounts in return for increased customer participation.

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

Other Income, net

Other income was $6.9 million in 2001 compared to $8.9 million in 2000, a decrease of $2 million. The decrease was due to a $4.6 million reduction in the settlement of claims primarily related to the Pilgrim wholesale contract buyout and a $2 million net reduction in other miscellaneous income items and taxes related to other income, recognized in 2000. Offsetting these declines in other income was the impact of $4.5 million of income associated with the receipt of common stock in connection with the demutualization of two insurance companies, recognized in 2001.

Other Deductions, net

Other deduction items were $2 million in 2001 compared to income of $3.1 million in 2000, an increase in deductions of $5.1 million due primarily to the $3.8 million recognition in 2001, for the accrual of costs associated with the shutdown of the Northwind unregulated district energy facility, offset by a $1.4 million net increase in other miscellaneous income items, primarily minority interest adjustment, and income tax related to other deductions.

Interest Charges

Interest on long-term debt and transition property securitization certificates was $158.4 million in 2001 compared to $154.8 million in 2000, an increase of $3.6 million, or 2%. This change in long-term interest costs included $15.3 million that reflected a full-year of debt outstanding from the issuance of $300 million and $200 million of NSTAR 8% Notes in February and October of 2000, respectively, offset somewhat by a decrease of $7.6 million that reflected the retirement of $199 million in Boston Edison debt and the pay down of other subsidiary company debt of $7.4 million throughout 2000 as compared to retirements and pay downs in 2001 of $24.3 million and $10.1 million, respectively. Long-term debt interest in 2001 also reflected a reduction of securitization certificates interest of $4 million due to the partial retirement of this debt.

Interest on short-term and other obligations was $25.3 million in 2001 compared to $55.2 million in 2000, a decrease of $29.9 million, or 54%. This decrease was primarily due to a reconciliation adjustment of regulatory deferrals in conjunction with an MDTE reconciliation that resulted in the recognition of interest expense in 2000, and the positive impact of approximately $4 million resulting from lower interest rates that included the impact of higher average short-term borrowing levels from banks. The increase in borrowing was primarily the result of financing long-term debt and preferred stock retirements with short-term borrowing and other working capital requirements. Further contributing to the lower interest expense in 2001 was an offset to previously accrued interest expense on Internal Revenue Service tax matters that were settled in 2001.

Liquidity and Capital Resources

During 2002, 2001 and 2000, internal generation of cash provided 81%, 103% and 188%, respectively, of plant expenditures. Internally generated funds consist of cash flows from operating activities, adjusted to exclude changes in working capital and the payment of dividends. NSTAR companies supplement internally generated funds as needed, primarily through the issuance of short-term commercial paper and bank borrowings.

The capital spending level forecasted for 2003 is $286 million, consisting of approximately $267 million for electric and gas operations and $19 million for capital requirements of non-utility ventures. The capital spending level over the following four years is forecasted to aggregate approximately $810 million.

Management continuously reviews its capital expenditure and financing programs. These programs and, therefore, the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

NSTAR has long-term debt principal payments, minimum lease
commitments, electric capacity charge obligations under contracts and natural gas contractual agreements at December 31, 2002, for each of the years presented below:
                                                                Years
(in millions)          2003     2004     2005    2006    2007   Thereafter
Long-term debt       $  172   $   10   $  110  $   29  $   15       $1,482
Transition property
  securitization         41       69       68      69      69          172
Leases                   22       20       17      14      11           46
Electric capacity
  obligations           149      156      159     160     162          911
Gas contractual
  obligations            50       50       49      46      35          154
                     $  434   $  305   $  403  $  318  $  292       $2,765
                     ======   ======   ======  ======  ======       ======

NSTAR's short-term debt decreased by $426.2 million to $198.6 million at December 31, 2002 as compared to $624.8 million at December 31, 2001. The decrease resulted primarily from the use of proceeds from Boston Edison's $500 million financing (described below) that was completed on October 15, 2002. In addition, sources of cash from operating activities provided $586.3 million. of cash This source of cash was used to fund NSTAR's investing activities of $331.8 million.

The net cash provided by 2002 operating activities of $586.3 million was partially attributable to net earnings of $163.7 million, which, when adjusted for depreciation and amortization, deferred income taxes and investment tax credits, provided $390.2 million of operating cash as compared to $204.9 million in 2001. The $15.9 million change in deferred income taxes and investment tax credits primarily reflects the deferred tax impact of changes in regulatory deferrals year to year and the impact of adjustments to the tax valuation account. In addition, a 2002 change in the tax laws that allows for an additional 30% acceleration of tax depreciation on current year additions, as well as the impact of accelerated depreciation on normal capital additions resulted in approximately $21 million in deferred income tax expense. Correspondingly, these items significantly impact the level of required estimated federal and state income tax payments. For the year 2001, approximately $198 million was paid for income taxes as compared to $96 million in 2002. Also contributing to operating cash was a decrease in receivables of $162.8 million, and an increase in payables of $21.1 million. Included in the decrease in receivables was the receipt of $65 million associated with the non-recurring construction financing of NSTAR's new corporate office building. In 2001, NSTAR funded the construction of this facility.

Net working capital, excluding short-term borrowings and the current portion of long-term debt, increased by $283.1 million to $121.7 million for 2002 as compared to a shortfall of $161.4 million for 2001. This increase is primarily due to the improved accounts receivable collection activity, lower power supply payments to vendors and a reduction in estimated income tax payments in 2002 of approximately $102 million that represent the impact of timing differences on current income tax expense described under the caption of deferred income taxes. Refer to the recent change in tax laws noted above.

The net cash used in investing activities of $331.8 million was utilized primarily for capital expenditures related to transmission and distribution systems and included $36 million expended on NSTAR's corporate office facility. The net cash used in financing activities of $212.8 million was primarily the result of repayments of short-term borrowings of $426.2 million, long-term debt redemptions and sinking fund payments of $166.9 million and dividends paid of $114.4 million.

NSTAR's primary estimated future uses of cash for 2003 include capital expenditures, dividend payments and debt reductions.

The IRS is in the process of completing its audit of COM/Energy's tax returns for the years 1997, 1998 and 1999. Before completion of these audits, and before the end of the second quarter of 2003, it is expected that the IRS National Office will provide a response to a Request for Technical Advice to be filed by the IRS examining agents. Should NSTAR's position be challenged as a result of the IRS Request for Technical Advice, it is probable that NSTAR will make a payment to the IRS of approximately $60 million in order to stop the accrual of interest on the potential tax deficiency. NSTAR intends to vigorously defend its position, which is supported by an opinion from an independent tax advisor, relative to this transaction and anticipates pursuing a refund of the amount paid plus interest. Refer to "Income Tax Issues" in this MD&A for additional information.

For 2002, actual capital spending was approximately $368 million including the System Improvement Program that was essentially complete as of September 30, 2002, $36 million in connection with a new corporate office building, customer growth projects incurred by NSTAR Gas and expenditures in connection with Advanced Energy Systems' generation expansion project. In order to continue to deliver the highest possible service levels to customers, capital investments in 2003 are expected to be approximately $286 million.

Future capital spending programs and the related estimates included in this report are subject to revision due to changes in regulatory requirements, changes in transmission and distribution system requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.
Management continuously reviews its capital expenditure and financing programs.

On October 15, 2002, Boston Edison sold $400 million of 4.875% ten-year debentures and $100 million of three-year floating note debentures priced at three month LIBOR plus 50 basis points. The net proceeds were used to repay outstanding short-term debt balances.

Additionally, in 2002, debt financing activities included the retirement of: $68.4 million in securitization certificates, ComElectric's 9.3% $30 million Term Loan in January, Cambridge Electric's 7.75% $2.1 million Series D Notes in June and $60 million for the early redemption of Boston Edison's 8.25% Debentures in September. In the fiscal year 2001, financing activities included redemptions of securitization certificates of $62 million, redemption of all 500,000 shares outstanding of Boston Edison's Cumulative Preferred Stock - 8% Series, at the mandatory redemption price of $100 per share, Boston Edison's early redemption of $24.3 million 9.375% debentures, and other scheduled sinking fund payments.

Sources of Additional Capital and Financial Covenant
Requirements

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at December 31, 2002 and 2001. NSTAR's long-term debt other than the Mortgage Bonds of NSTAR Gas is unsecured.

The Transition Property Securitization Certificates held by Boston Edison's subsidiary, BEC Funding, LLC, is collaterized with a securitized regulatory asset with a balance of $493.6 million as of December 31, 2002. Boston Edison, as servicing agent for BEC Funding, collected $105.7 million in 2002. These collected funds are remitted daily to the trustee of BEC Funding. These Certificates are non-recourse to Boston Edison.

NSTAR had a $450 million revolving credit agreement with a group of banks effective through November 2002. NSTAR lowered this credit facility to $350 million that consists of a three year, $175 million revolving credit agreement that expires on November 14, 2005 and a 364-day, $175 million agreement that expires on November 14, 2003. At December 31, 2002 and 2001, there were no amounts outstanding under these revolving credit agreements. These arrangements serve as backup to NSTAR's $350 million commercial paper program that, at December 31, 2002 and 2001, had $63.5 million and $315.5 million outstanding, respectively. In October 2002, following receipt of the proceeds of Boston Edison's $500 million debt issue, previously referenced, the proceeds were used to pay down short-term debt balances. Under the terms of this credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income(loss) from Common equity, and to maintain a ratio of consolidated earnings before interest and taxes to consolidated total interest expense of not less than 2 to 1 for each period of four consecutive fiscal quarters. Commitment fees must be paid on the total agreement amount. At December 31, 2002 and 2001, NSTAR was in full compliance with all of the aforementioned covenants.

Boston Edison had approval from the FERC to issue up to $350 million of short-term debt until December 31, 2002. On May 31, 2002, Boston Edison received FERC authorization to issue short-term debt securities from time to time on or before December 31, 2004, with maturity dates no later than December 31, 2005, in amounts such that the aggregate principal does not exceed $350 million at any one time. Boston Edison had a $300 million revolving credit agreement with a group of banks effective through December 2002. Boston Edison replaced this credit facility with a 364-day, $350 million revolving credit agreement that expires on November 14, 2003. At December 31, 2002 and 2001, there were no amounts outstanding under these revolving credit agreements. These arrangements serve as backup to Boston Edison's $350 million commercial paper program that had no outstanding balance at December 31, 2002 and had an outstanding balance of $191.5 million at December 31, 2001. In October 2002, following receipt of the proceeds of its $500 million debt issue previously referenced, its short-term debt balance was reduced to zero. Under the terms of this agreement, Boston Edison is required to maintain a maximum total consolidated debt to total capitalization of not greater than 60% at all times, excluding Transition Property Securitization Certificates and excluding Accumulated other comprehensive income(loss) from Common equity. Commitment fees must be paid on the total agreement amount. At December 31, 2002 and 2001, Boston Edison was in full compliance with all of the aforementioned covenants.

On September 16, 2002, Boston Edison retired the $60 million
8.25% Series Debentures, due 2022. A $2.3 million redemption premium was paid; this transaction had minimal impact on earnings.

In addition, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $170 million available under several lines of credit and had $135.1 million and $117.8 million outstanding under these lines of credit at December 31, 2002 and 2001, respectively. ComElectric had approval from FERC to issue short-term debt in an amount not exceeding $100 million until November 29, 2002. On May 31, 2002, ComElectric and Cambridge Electric received FERC authorization to issue short-term debt securities from time to time on or before November 30, 2004 and June 27, 2004, with maturity dates no later than November 29, 2005 and June 26, 2005, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

On November 24, 2002, the MDTE issued an order approving ComElectric's request for long-term debt financing up to a maximum level of $150 million to be issued from time-to-time on or before December 31, 2004. However, the order established the maximum financing level at $141.9 million until March 2003 when ComElectric's $15 million, 7.43% Term Loan is retired. At that time, the maximum financing level will increase to $150 million.

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

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available , as indicated above, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR's or its subsidiaries' financial condition and credit ratings. During 2002, all of NSTAR's debt credit rating agencies listed above reaffirmed their ratings of NSTAR and its subsidiaries.

An adverse change in NSTAR's or its subsidiaries' credit ratings or market conditions could have an adverse impact on the terms and conditions upon which NSTAR or its subsidiaries have access to capital markets. NSTAR has no provisions in financial guarantees, commitments, debt or lease agreements that affirm that a change in its credit rating would trigger a change in terms and conditions, such as acceleration of payment obligations. However, NSTAR's subsidiaries could be required to provide additional security for power supply contract performance, such as a letter of credit for their pro-rata share of the remaining value of such contracts. Refer to "Performance Assurances from Electricity and Gas Supply Agreements" and "Financial and Performance Guarantees" further discussed below.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

Performance Assurances from Electricity and Gas Supply Agreements

NSTAR Electric has entered into a series of purchased power agreements to meet its default and standard offer service supply obligations through December 31, 2003. These agreements are generally for a term of six to twelve months. NSTAR Electric currently is recovering payments it is making to suppliers from its customers. Most of NSTAR Electric's power suppliers are subsidiaries of larger companies with investment grade or better credit ratings. NSTAR has financial assurances and guarantees that include letters of credit in place with the parent company of the supplier, to minimize NSTAR Electric risk in the event the supplier encounters financial difficulties or otherwise fails to perform. In addition, under these agreements, in the event that the supplier (or its parent guarantor) fails to maintain an investment grade credit rating, it is required to provide additional security for performance of its obligations. NSTAR Electric's policy is to enter into power supply arrangements only if the supplier (or its parent guarantor) has an investment grade or better credit rating. In view of current volatility in the energy supply industry, NSTAR Electric is unable to determine whether its suppliers (or their parent guarantors) will become subject to financial difficulties, or whether these financial assurances and guarantees are sufficient. In the event, the supplier (or its guarantor) may not be in a position to provide the required additional security, NSTAR Electric may then terminate the agreement. Some of these agreements include a reciprocal provision, where in the event that an NSTAR Electric distribution company receives a credit rating below investment grade, that company could be required to provide additional security for performance, such as a letter of credit.

Virtually all of NSTAR Gas' firm gas supply agreements are short-term (less than one year) and utilize market-based, monthly indexed pricing mechanisms so the financial risk to the Company would be minimal if a supplier were to fail to perform. However, in the event that a firm supplier does fail to perform under its firm gas supply agreement pricing provisions, the Company would be entitled to any positive difference between the monthly supply price and the cost of replacement supplies.

The cost of gas procured for firm gas sales customers is recovered through a regulatory semi-annual cost of gas adjustment mechanism. Under MDTE regulations, interim adjustments to the cost of gas may also be requested if market volatility causes swings in the price of gas.

NSTAR Gas continually evaluates the financial stability of current and prospective gas suppliers. Firm suppliers are required to have and maintain investment grade credit ratings and the firm gas supply agreements allow either party to require financial assurances, or, if necessary, contract termination in the event that either party is downgraded below investment level.

Financial and Performance Guarantees

On a limited basis, NSTAR and certain of its subsidiaries may enter into agreements providing financial assurance to third parties. Such agreements include letters of credit, surety bonds, and other guarantees.

At December 31, 2002, outstanding guarantees totaled $34.2
million as follows:
 (in thousands)
 Letters of Credit              $  5,527
 Surety Bonds                     15,709
 Other Guarantees                 13,000
      Total Guarantees          $ 34,236
                                ========

The $5.5 million letter of credit is for the benefit of a third party, as trustee in connection with the 6.924% Notes of one of its subsidiaries. The letter of credit is available if its subsidiary has insufficient funds to pay the debt service requirements. As of December 31, 2002, there have been no amounts drawn under this letter of credit.

At December 31, 2002, certain of NSTAR's subsidiaries have purchased a total of $1 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR has purchased approximately $14.7 million in worker's compensation self-insurer bonds. These bonds support the guarantee by NSTAR to the Commonwealth of Massachusetts required as part of NSTAR's worker's compensation self-insurance program.

NSTAR and its subsidiaries have also issued $13 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.

Management believes the likelihood NSTAR would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Preferred Stock Dividends and Redemptions

Preferred dividends of Boston Edison were approximately $2 million, $5.6 million and $6 million in 2002, 2001 and 2000, respectively. On December 3, 2001, Boston Edison redeemed all 500,000 shares outstanding of its Cumulative Preferred Stock, 8% Series, at the mandatory redemption price of $100 per share, plus accrued dividends from November 1, 2001 to December 1, 2001.

Contingencies

Environmental Matters

As of December 31, 2002, NSTAR's subsidiaries were involved in 21 state-regulated properties ("Massachusetts Contingency Plan, or "MCP" sites") where oil or other hazardous materials were previously spilled or released. On February 4, 2003, NSTAR closed-out one of these sites and filed the required information with the Massachusetts Department of Environmental Protection. The NSTAR subsidiaries are required to clean up or otherwise remediate these properties in accordance with specific state regulations. There are uncertainties associated with the remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. In addition to the MCP sites, NSTAR subsidiaries also face possible liability as a result of involvement in multi-party disposal sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for these sites. Estimates of approximately $4.2 million and $5.8 million are included as liabilities in the accompanying Consolidated Balance Sheets at December 31, 2002 and 2001, respectively, and are the total amount of NSTAR's estimated environmental clean-up obligations. Accordingly, this amount has not been reduced by any potential rate recovery treatment of these costs or any potential recovery from NSTAR's insurance carriers. Prospectively, should NSTAR be allowed regulatory rate recovery of these specific costs, it would record an offsetting regulatory asset and record a credit to operating expenses equal to previously expensed costs. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position.

NSTAR Gas is participating in the assessment of six former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action. The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of December 31, 2002 and 2001, NSTAR Gas has recorded a liability of $4.8 million and $6.7 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party. A corresponding regulatory asset has been recorded that reflects the future rate recovery for these costs.

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

Employees and Employee Relations

As of December 31, 2002, NSTAR had approximately 3,300 employees, including approximately 2,400, or 73% of whom are represented by three collective bargaining units covered by separate contracts. Local 369 of the Utility Workers Union of America, AFL-CIO, represents approximately 2,075 employees with a five-year contract that expires on May 15, 2005.

A collective bargaining unit contract representing approximately 260 employees expired on March 31, 2002. On March 24, 2002, Local 12004, United Steelworkers of America, AFL-CIO-CLC, ratified a new four-year contract that expires on March 31, 2006. Approximately 70 employees of Advanced Energy Systems' MATEP subsidiary are represented by the Local 877, International Union of Operating Engineers, AFL-CIO, through a labor agreement that expires on September 30, 2006.

Management believes it has satisfactory relations with its employees.

Interest Rate Risk

NSTAR is exposed to changes in interest rates primarily based on levels of short-term debt outstanding. The weighted average interest rates for long-term indebtedness, including current maturities were 6.81% and 7.50% in 2002 and 2001, respectively. Carrying amounts and fair values of long-term indebtedness (excluding notes payable, including current maturities) as of December 31, 2002 and 2001, were as follows:

                                     2002                     2001
                            Carrying      Fair        Carrying     Fair
 (in thousands)              Amount       Value        Amount      Value

 Long-term indebtedness    $2,304,101   $2,422,440  $1,970,451   $2,076,190


Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk

Although NSTAR has material commodity purchase contracts, these instruments are not subject to market risk. NSTAR's electric and gas distribution subsidiaries have rate-making mechanisms that allow for the recovery of fuel costs from customers. Customers have the option of continuing to buy power from the retail electric distribution businesses at standard offer prices through February 2005. The cost of providing standard offer service includes fuel and purchased power costs. Default service is the electricity that is supplied by the local distribution company when a customer is not receiving power from standard offer service. The market prices for standard offer and default service will fluctuate based on the average market price for power. Amounts collected through standard offer and default service are recovered on a fully reconciling basis.

On October 15, 2002, Boston Edison issued $100 million of 3-year floating rate debentures priced at LIBOR plus 50 basis points.
An immediate change of one percent for these variable rate debentures would cause a change in interest expense of approximately $1 million per year.

Item 8.   Financial Statements and Supplementary Financial
          Information

                              NSTAR
                Consolidated Statements of Income
                                               Years ended December 31,
                                                2002        2001        2000
                                       (in thousands, except earnings per share)

Operating revenues                        $2,719,067  $3,191,836  $2,692,762
Operating expenses:
  Purchased power and cost of gas sold     1,437,194   1,912,991   1,385,724
  Operations and maintenance                 431,740     417,141     415,806
  Depreciation and amortization              239,233     230,949     238,608
  Demand side management and renewable
    energy programs                           68,986      70,093      78,774
  Property and other taxes                    97,204      96,489      82,136
  Income taxes                               107,113     113,412     117,420
      Total operating expenses             2,381,470   2,841,075   2,318,468

Operating income                             337,597     350,761     374,294

Other income (deductions):
  Write-down of RCN investment, net          (17,677)   (173,944)          -
  Other income, net                           22,364       6,923       8,939
  Other deductions, net                       (1,994)     (1,951)      3,122
      Total other income (deductions), net     2,693    (168,972)     12,061

Interest charges:
  Long-term debt                             115,473     116,939     109,299
  Transition property securitization          37,135      41,475      45,505
  Short-term and other                        26,890      25,268      55,182
  Allowance for borrowed funds used during
     construction (AFUDC)                     (2,875)     (5,094)     (4,593)

      Total interest charges                 176,623     178,588     205,393

Net income                                   163,667       3,201     180,962
Preferred stock dividends of subsidiary        1,960       5,627       5,960
Earnings (loss) available for common
  shareholders                            $  161,707  $   (2,426) $  175,002
                                          ==========  ==========  ==========
Weighted average common shares outstanding:
  Basic                                       53,033      53,033      54,887
  Diluted                                     53,297      53,216      55,045
Earnings (loss) per common share:
  Basic                                   $     3.05  $    (0.05) $     3.19
  Diluted                                 $     3.03  $    (0.05) $     3.19




The accompanying notes are an integral part of the consolidated financial statements.

                              NSTAR
         Consolidated Statements of Comprehensive Income
                                                  Years ended December 31,
                                               2002         2001         2000
                                                       (in thousands)

Net income                                $ 163,667    $   3,201   $  180,962
Other comprehensive income (loss), net:
  Unrealized loss on investments            (17,819)      (7,789)     (90,532)
  Reclassification adjustment for
    loss included in net income              15,110       66,836            -
  Additional minimum pension liability      (12,470)       1,004       (1,004)
  Deferred income taxes                       5,927      (24,146)      37,277
Comprehensive income                      $ 154,415    $  39,106   $  126,703
                                          =========    =========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                              NSTAR
          Consolidated Statements of Retained Earnings
                                               Years ended December 31,
                                              2002        2001       2000
                                                     (in thousands)

Balance at the beginning of the year     $ 334,138   $ 446,587  $ 389,989
Add:
  Net income                               163,667       3,201    180,962
    Subtotal                               497,805     449,788    570,951
Deduct:
Dividends declared:
  Common shares                            112,959     110,042    109,315
  Preferred stock                            1,960       5,627      5,960
    Subtotal                               114,919     115,669    115,275
Provision for preferred stock redemption         -         (19)       239
Common share repurchase programs                 -           -      8,850
Balance at the end of the year           $ 382,886   $ 334,138  $ 446,587
                                         =========   =========  =========



The accompanying notes are an integral part of the consolidated financial statements.


                              NSTAR
                   Consolidated Balance Sheets
                                                            December 31,
                                                           (in thousands)
                                                     2002                    2001
Assets
Utility plant in service, at original cost  $4,090,843              $3,853,295
  Less: accumulated depreciation             1,309,270   $2,781,573  1,300,868  $2,552,427
Construction work in progress                                66,047                 72,957
   Net utility plant                                      2,847,620              2,625,384
Non-utility property, net                                   129,918                106,007
Goodwill                                                    451,374                463,626
Equity investments                                           19,845                 22,560
Other investments                                            32,391                 73,104
Current assets:
  Cash and cash equivalents                     53,438                  11,655
  Restricted cash                               33,899                  47,441
  Accounts receivable, net of allowance of
    $24,379 and $29,763, respectively          298,428                 461,212
  Accrued unbilled revenues                     47,420                  51,061
  Inventory, at average cost                    58,555                  69,396
  Other                                         14,886      506,626     17,479     658,244
Deferred debits:
  Regulatory assets - other                                 875,038              1,026,241
  Regulatory assets - power contract                        701,084                      -
  Regulatory assets - pension costs                         425,755                      -
  Prepaid pension costs                                           -                218,713
  Other                                                     133,624                134,312
    Total assets                                         $6,123,275             $5,328,191
                                                         ==========             ==========
Capitalization and Liabilities
Common equity:
  Common shares, par value $1 per share,
    100,000,000 shares authorized;
    53,032,546 shares issued
    and outstanding                         $   53,033               $  53,003
  Premium on common shares                     870,877                 873,664
  Retained earnings                            382,886                 334,138
  Accumulated other comprehensive
   (loss) income                                (7,491)  $1,299,305      1,761  $1,262,596
Cumulative non-mandatory redeemable
  preferred stock of subsidiary                              43,000                 43,000
Long-term debt                                            1,645,465              1,377,899
Transition property securitization                          445,890                513,904
Current liabilities:
  Long-term debt                               172,191                  37,676
  Transition property securitization            40,555                  40,972
  Notes payable                                198,600                 624,847
  Property taxes and other                       9,826                  14,703
  Deferred income taxes                          4,692                  41,985
  Accounts payable                             230,939                 209,821
  Accrued interest                              38,811                  49,874
  Dividends payable                             28,964                  28,434
  Accrued expenses                              94,418                 109,655
  Other                                         67,141      886,137    105,532  1,263,499
Deferred credits:
  Accumulated deferred income taxes and
     unamortized investment tax credits                     675,881               654,620
  Power contracts                                           773,922                53,041
  Pension liability                                         177,675                     -
  Other                                                     176,000               159,632
Commitments and contingencies

    Total capitalization and liabilities                $6,123,275             $5,328,191
                                                         ==========            ==========



The accompanying notes are an integral part of the consolidated financial statements.


                              NSTAR
              Consolidated Statements of Cash Flows
                                                            Years ended December 31,
                                                                (in thousands)
                                                           2002        2001      2000
Operating activities:
  Net income                                          $ 163,667   $   3,201 $ 180,962
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                       239,800     230,949   240,576
    Deferred income taxes and investment tax credits    (13,311)    (29,250)   54,835
    Loss on RCN investment                               37,343     168,376         -
    Demutualization income                                    -      (4,537)        -
    Allowance for borrowed funds used during
      construction                                       (2,875)     (5,094)   (4,593)
  Power contract buyout                                 (12,741)    (12,741)  (11,679)
  Net changes in:
    Accounts receivable and accrued unbilled revenues   166,425      19,483  (124,417)
    Fuel, materials and supplies, at average cost         9,554     ( 8,617)    4,097
    Other current assets                                 17,422       1,367   115,437
    Accounts payable                                     33,859     (53,216)   93,250
    Other current liabilities                          (105,582)   (120,407)    7,317
  Deferred debits and credits                            68,165      92,907  (287,653)
  Change in other miscellaneous operating activities    (15,399)     42,766   (98,482)
Net cash provided by operating activities               586,327     325,187   169,650

Investing activities:
  Plant expenditures (excluding AFUDC)                 (368,084)   (229,867) (184,306)
  Proceeds from sale of nuclear asset                    26,866           -         -
  Other investments                                       9,445       3,231   (53,843)
Net cash used in investing activities                  (331,773)   (226,636) (238,149)

Financing activities:
  Redemptions:
    Preferred stock                                           -     (50,000)        -
    Long-term debt                                     (166,917)    (99,728) (257,853)
  Financing costs                                        (5,218)          -    (2,100)
  Issuances/(repurchases):
    Common shares                                             -           -  (212,611)
    Long-term debt                                      500,000           -   500,000
  Net change in notes payable                          (426,247)    156,500    10,347
  Dividends paid                                       (114,389)   (115,541) (116,010)
Net cash used in financing activities                  (212,771)   (108,769)  (78,227)
Net increase (decrease) in cash and cash equivalents     41,783     (10,218) (146,726)
Cash and cash equivalents at the beginning of the year   11,655      21,873   168,599
Cash and cash equivalents at the end of the year      $  53,438   $  11,655 $  21,873
                                                      =========   ========= =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized                $ 155,265   $ 177,239 $ 166,072
  Income taxes (refund)                               $  95,980   $ 198,326 $ (11,441)
Supplemental disclosure of investing activity:
  Investment in common shares                                 -   $   4,537         -








The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Business Organization and Summary of Significant
        Accounting Policies

1. About NSTAR

NSTAR is an energy delivery company focusing its activities in the transmission and distribution of energy. NSTAR serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 0.3 million gas customers in 51 communities. NSTAR is a public utility holding company generally exempt from the provisions of the Public Utility Holding Company Act of 1935. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). Its wholesale electric subsidiary is Canal Electric Company (Canal). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR" shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires. Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR's non-utility, unregulated operations include district energy operations (Advanced Energy Systems, Inc. and NSTAR Steam Corporation), telecommunications operations - NSTAR Communications, Inc. (NSTAR Com) and a liquefied natural gas service company (Hopkinton LNG Corp.).

2. Basis of Consolidation and Accounting

The accompanying Consolidated Financial Statements reflect the results of operations, comprehensive income, retained earnings, financial position and cash flows of NSTAR and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

NSTAR's utility subsidiaries follow accounting policies prescribed by the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Telecommunications and Energy
(MDTE). In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). The accompanying Consolidated Financial Statements conform to accounting principles generally accepted in the United States of America (GAAP). The utility subsidiaries are subject to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries. The distribution business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71. Refer to Note D to these Consolidated Financial Statements for more information on regulatory assets.

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

3. Revenues

Utility revenues are based on authorized rates approved by the MDTE and FERC. Estimates of transmission, distribution and transition revenues for electricity and natural gas delivered to customers but not yet billed are accrued at the end of each accounting period.

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

5. Non-Utility Plant

Non-utility property is stated at cost or its net realizable value.  The following is a summary of non-utility property and equipment, at cost less accumulated depreciation, at December 31:
(in thousands)                             2002           2001
Land                                   $ 15,700       $ 15,987
Energy production equipment              71,333         66,729
Telecommunications equipment             37,856         33,065
Gas storage                              42,701         42,701
Buildings and improvements                2,992          2,992
                                        170,582        161,474
Less: accumulated depreciation          (68,238)       (59,747)
                                        102,344        101,727
Construction work in progress            27,574          4,280
                                       $129,918       $106,007
                                       ========       ========

Depreciation expense on non-utility property and equipment was $8.5 million for 2002 and $21.8 million for 2001.

6. Depreciation

Depreciation of utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property. The composite rates are subject to the approval of the MDTE and FERC. The overall composite depreciation rates for utility property were 3.26%, 3.02% and 3.06% in 2002, 2001 and 2000, respectively.

Depreciation of non-utility property is computed on a straight-line basis over the estimated life of the asset. The estimated depreciable service lives of the major components of non-utility property and equipment at December 31, 2002 are as follows:

                                     Depreciable
Plant Component                         Life
Energy production equipment             25-35
Telecommunications equipment             10
Liquefied gas storage facilities         28
Buildings and improvements               40

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

8. Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction. In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges. Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense. Average AFUDC rates in 2002, 2001 and 2000 were 2.26%, 4.31% and 6.16%, respectively, and represented only the cost of short-term debt and excludes the impact of capitalized interest.

9. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are comprised of liquid securities with maturities of 90 days or less when purchased. Restricted cash primarily represents the net proceeds from the sale of Canal's generation assets that are required to be used to reduce the transition costs that otherwise would be billed to customers and funds held by a trustee in connection with Advanced Energy System's 6.924% Note Agreement.

10. Equity Method of Accounting

NSTAR uses the equity method of accounting for investments in corporate joint ventures in which it does not have a controlling interest. Under this method, it records as income or loss the proportionate share of the net earnings or losses of the joint ventures with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash dividends are received. NSTAR participates in several corporate joint ventures in which it has investments, principally its 14.5% equity investment in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec System in Canada, and its equity investments ranging from 2.5% to 14% in three regional nuclear facilities that are currently being decommissioned.

11. Goodwill and Costs to Achieve

The merger that created NSTAR was accounted for using the purchase method of accounting. The premium (Goodwill) associated with the acquisition was approximately $490 million, while the original estimate of transaction and integration costs to achieve the merger was $111 million. The merger premium is reflected on the accompanying Consolidated Balance Sheets as Goodwill. In accordance with the MDTE's settlement agreement, this premium will continue to be amortized over 40 years and amounts to approximately $12.2 million annually, while the costs to achieve
(CTA) are being amortized over 10 years. CTA are the costs incurred to execute the merger including the employee costs for a voluntary severance program, costs of financial advisers, legal costs, and other transaction and systems integration costs. CTA is being amortized at an annual rate of $11.1 million based on the original rate plan. NSTAR will reconcile the actual CTA costs incurred with the original estimate in a future rate proceeding. This reconciliation will include a final accounting of the deductibility for income tax purposes of each component of CTA. The total CTA is approximately $143 million. This increase from the original estimate is partially mitigated by the fact that the portion of CTA that is not deductible for income tax purposes is approximately $20 million lower than the original estimate. NSTAR anticipates that these incremental costs are probable of recovery in future rates. The CTA and Goodwill amounts were filed and approved as part of the rate plan. Refer to SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS
142) in the "New Accounting Standards" section to follow for a further discussion.

12.  Stock Option Plan

NSTAR's Share Incentive Plan is a stock-based employee compensation plan, and is described more fully in the accompanying Note H to Consolidated Financial Statements. NSTAR applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for this plan. No stock-based employee compensation expense for option grants is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if NSTAR had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) to stock-based employee compensation.

                                                  Years Ended December 31,
(in thousands, except per share amounts)         2002       2001       2000
Net income, as reported                      $163,667   $  3,201   $180,962
Add: Stock-based employee compensation
  expense included in reported net
  income, net of related tax effects            1,642      1,241      1,030
Deduct: Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net
  of related tax effects                       (2,489)    (1,972)    (1,755)
Pro forma net income                         $162,820   $  2,470   $180,237
Earnings (loss) per share:
  Basic - as reported                           $3.05      $(.05)     $3.19
  Basic - pro forma                             $3.03      $(.06)     $3.18
  Diluted - as reported                         $3.03      $(.05)     $3.18
  Diluted - pro forma                           $3.02      $(.06)     $3.17

13. Other Income (Deductions), net

Major components of other income were as follows:
                                                    Years ended December 31,
(in thousands)                                    2002       2001       2000
Equity earnings, dividends and other
  investment income                            $ 2,667    $ 2,258    $ 2,279
Gain on demutualized securities                  4,928      4,461          -
Interest and rental income                       5,025      5,829      5,716
Tax valuation allowance adjustment               3,849          -          -
Investment tax credit                            7,272          -          -
Settlement of claims                                 -      1,818      6,382
Miscellaneous other income,(includes
  applicable income tax expense for
  total other income)                           (1,377)    (7,443)    (5,438)
                                               $22,364    $ 6,923    $ 8,939
                                               =======   ========    =======

Major components of other deductions were as follows:
                                                  Years ended December 31,
(in thousands)                                    2002       2001        2000
Shutdown costs of unregulated business         $(2,000)   $(5,000)    $     -
Charitable contributions                        (1,175)      (237)     (1,175)
Miscellaneous other deductions, (includes
  applicable income tax benefit for total
  other deductions)                                656      2,210         806
Minority interest                                  525      1,076       3,491
                                               $(1,994)   $(1,951)    $ 3,122
                                                =======   =======     =======

14. New Accounting Standards

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This Statement, which was effective for NSTAR on January 1, 2002, establishes accounting and reporting standards for acquired goodwill and other indefinite lived intangible assets. It prohibits entities from continuing amortization of these assets. Instead, goodwill and other intangible assets are subject to review for impairment. However, in accordance with provisions of SFAS 142 and a revised amendment to SFAS 71, NSTAR will continue amortizing goodwill over its estimated regulatory recovery period. Goodwill on NSTAR's Consolidated Balance Sheets is subject to impairment in accordance with provisions under SFAS 71. NSTAR has determined that its regulatory rate structure, resulting from the merger and approved by the MDTE, supports the continued amortization of goodwill over 40 years, the period it is collected from its customers.

On July 5, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement, which is effective for NSTAR on January 1, 2003, establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management is currently assessing the impact of SFAS 143 in light of its regulatory and accounting requirements. In its assessment, management has identified several minor long-lived assets, including obligations under lease and easement arrangements, and has determined that it is legally responsible to remove such property and comply with the requirements of this standard. However, based on NSTAR's assessment of its potential liability and rate regulatory treatment for certain identified assets, the adoption of SFAS 143 will not have a material effect on NSTAR's results of operations, cash flows, or financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, among other things, expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. NSTAR has reviewed and assessed for impairment certain of its non-utility assets and based on its assessment, it has determined as of December 31, 2002, that the implementation of SFAS 144 had no effect on NSTAR's results of operations or financial position.

The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), that requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. NSTAR is required to comply with SFAS 146 beginning January 1, 2003. NSTAR anticipates that the implementation of this standard will not have an impact on its financial position or results of operations.

In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the Interpretation). The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. For NSTAR, disclosure requirements are effective with the 2002 Consolidated Financial Statements contained in this report. Refer to Note O, "Commitments and Contingencies," for more discussion. The application of this Interpretation is not expected to materially impact the financial condition, results of operations, and cash flows of NSTAR.

15. Purchases and Sales Transactions with Independent System
    Operator - New England (ISO-NE)

During 2001, as part of NSTAR Electric's normal business operations in order to meet its energy obligation to its standard offer customers, NSTAR Electric entered into hourly transactions to purchase or sell energy supply to its ISO-NE. The NSTAR Electric transactions with the ISO-NE have been treated as the ISO-NE servicing the incremental needs of NSTAR Electric, that is, transactions with ISO-NE associated with the difference between NSTAR Electric's resource needs compared to NSTAR Electric's resource availability. NSTAR Electric records the net effect of transactions with the ISO-NE as an adjustment to purchased power expense.

During 2002, NSTAR Electric entered into an agreement whereby all of its energy supply resource entitlements are transferred to an independent energy supplier, following which NSTAR Electric repurchases its energy resource needs from this independent energy supplier for NSTAR Electric's ultimate sale to its standard offer customers. This transaction has been and will continue to be recorded as a net purchase, similar to those transactions with ISO-NE during 2001.

Note B. Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net income, after deductions for preferred dividends, by the weighted average common shares outstanding during the year. SFAS No. 128, "Earnings per Share," requires the disclosure of diluted EPS. Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares is increased to include the number of potential dilutive common shares. Diluted EPS reflects the impact on shares outstanding of the deferred (nonvested) shares and stock options granted under the NSTAR Share Incentive Plan.

The following table summarizes the reconciling amounts between basic and diluted EPS:
(in thousands, except per share amounts)               2002      2001          2000
Earnings (loss) available for common shareholders  $161,707   $(2,426)     $175,002
Basic EPS                                          $   3.05   $ (0.05)     $   3.19
Diluted EPS                                        $   3.03   $ (0.05)     $   3.18
Weighted average common shares outstanding for
  basic EPS                                          53,033     53,033       54,887
Effect of dilutive shares:
Weighted average dilutive potential common
  shares                                                264        183          158
Weighted average common shares outstanding for
  diluted EPS                                        53,297     53,216       55,045
                                                     ======     ======       ======

Note C. Investments - Available for Sale Securities

NSTAR classifies its investments in marketable securities as available for sale. As of December 31, 2002, these investments include 11.6 million common shares of RCN Corporation (RCN) and represents approximately 10.6% of RCN's outstanding common shares.

As of December 31, 2001, these investments included 4.1 million common shares of RCN, 148,400 common shares of John Hancock Financial Services, Inc. (John Hancock), and 141,300 common shares of MetLife, Inc. (MetLife). During 2002, NSTAR sold all of its common shares in John Hancock and MetLife for a gain of $4.9 million. This gain is recorded as part of Other Income, net in the accompanying Consolidated Statements of Income.

In accordance with its accounting policies, NSTAR continuously evaluates the carrying value of its investment in RCN to assess whether any decline in the market value below its carrying value is deemed to be other than temporary. Consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares decreased significantly during the later part of 2000 and continued to decrease through 2002. As a result, in 2001 and 2002, management determined that this decline in market value was "other-than-temporary" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

NSTAR recognized non-cash, after-tax impairment charges in 2002 and 2001 on its investment in RCN common shares of $17.7 million and $173.9 million, respectively. These charges are reported on the accompanying Consolidated Statements of Income as "Write-down of RCN Investment, net." The income tax results of NSTAR's investment in RCN are described more fully in the accompanying Note F to Consolidated Financial Statements.

The total carrying value of the 11.6 million RCN common shares is included in Other investments on the accompanying Consolidated Balance Sheets at its estimated fair value of approximately $6.1 million at December 31, 2002. The fair value of the 11.6 million shares held may increase or decrease as a result of changes in the market value of RCN common shares. As of December 31, 2002 and 2001, the market value per share of RCN was $0.53 and $2.93, respectively. The unrealized gain or loss associated with these shares will fluctuate due to the changes in fair value of these securities during each period and is reflected, net of associated income taxes, as a component of Other comprehensive income
(loss), net on the accompanying Consolidated Statements of Comprehensive Income. The cumulative increase or decrease in fair value of these shares including the impact of the write-down adjustments of these shares are included in Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

Note D. Regulatory Assets

Regulatory assets represent costs incurred that are expected to be collected from customers through future rates in accordance with agreements with regulators. These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consisted of the following:
                                                      December 31,
(in thousands)                                     2002          2001
Power contracts (including Yankee units)     $  773,922    $   53,041
Generation-related regulatory assets, net       542,485       686,519
Pension costs                                   425,755             -
Merger costs to achieve                         105,992       118,059
Income taxes                                     50,666        53,375
Purchased power costs                            30,375        45,413
Postretirement benefits costs                    15,088        16,965
Redemption premiums                              13,479        12,853
Other                                            44,115        40,016
  Total regulatory assets                    $2,001,877    $1,026,241
                                             ==========    ==========

Under the traditional revenue requirements model, electric rates are based on the cost of providing electric service. Under this model, NSTAR Electric and NSTAR Gas are subject to certain accounting standards that are not applicable to other businesses and industries in general. The application of SFAS 71 requires companies to defer the recognition of certain costs when incurred if future rate recovery of these costs is expected. This is applicable to NSTAR's distribution and transmission operations.

       Power contracts

Approximately $72.8 million at December 31, 2002 represents the remaining unamortized balance of the estimated costs to close the Connecticut Yankee (CY), Yankee Atomic (YA) and Maine Yankee (MY) nuclear power plants that are currently being decommissioned. NSTAR's liability for CY decommissioning and its recovery ends in 2007, for YA in 2010 and for MY in 2008. However, should the actual costs exceed current estimates and anticipated decommissioning dates, NSTAR could have an obligation beyond these periods that would be fully recoverable. These costs are recovered through NSTAR Electric's transition charge. Refer to Note O, "Commitments and Contingencies," for more discussion.

The remaining balance includes $701.1 million at December 31, 2002 representing the recognition of six purchased power contracts as derivatives and their above-market value and future recovery through NSTAR Electric's transition charges. Refer to Note E, "Derivative Instruments - Power Contracts" for further details.

       Generation-related plant regulatory assets

Plant and other regulatory assets related to the divestiture of NSTAR's generation business are recovered with a return through the transition charge. This recovery occurs through 2016 for Boston Edison, through 2023 for ComElectric and through 2011 for Cambridge Electric. This schedule is subject to adjustment by the MDTE.

As of December 31, 2002, $493.6 million of these generation-related regulatory assets are collateralized with the Transition Property Securitization Certificates held by Boston Edison's subsidiary, BEC Funding, LLC. The certificates are non-recourse to Boston Edison.

       Pension costs

The regulatory asset attributable to pension costs represents the deferral of pension related costs, which NSTAR expects to recover from customers in future years. This amount results from the reclassification of amounts, which in the absence of the MDTE Accounting Order issued on December 20, 2002 (see Note G), would otherwise have been classified as a charge to other comprehensive income pursuant to SFAS 87 (as amended by SFAS 130). The amount of the deferral consists of approximately $169 million that represents the additional minimum pension liability recorded to reflect the unfunded liability of NSTAR's pension plan, and approximately $257 million, which represents the adjustment to reverse the prepaid pension costs. Prepaid pension costs represent the cumulative excess of cash contribution over the cumulative net periodic pension costs. For purposes of financial statement presentation, the amount previously reported as prepaid pension costs in 2001 has been displayed net of the additional minimum pension liability in 2002, as required by SFAS 87.

       Merger costs to achieve

An integral part of the merger is the rate plan of the retail utility subsidiaries of NSTAR that was approved by the MDTE on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze, recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years. Costs to achieve are the costs incurred to execute the merger including costs for a voluntary severance program, costs of financial advisors, legal costs and other transaction and systems integration costs. These costs are collected from all NSTAR Electric and NSTAR Gas distribution customers and exclude a return component. These costs have been adjusted since the original recovery began and any unrecovered costs will be included in each company's next respective rate case filing.

       Income taxes, net

The principal holder of this regulatory asset is Boston Edison. Approximately $32 million of this regulatory asset balance reflects deferred tax reserve deficiencies that the MDTE has allowed recovery of from ratepayers over a 17 year period. In addition, approximately $40 million in additional Boston Edison deferred tax reserve deficiencies has been recorded in accordance with an MDTE-approved settlement agreement. Offsetting these amounts is approximately $21 million of a regulatory liability associated with unamortized investment tax credits relating to NSTAR Electric and NSTAR Gas.

       Purchased power costs

The purchased power costs relate to deferred standard offer service and deferred default service costs. Customers have the option of continuing to buy power from the retail electric distribution businesses at standard offer prices through February 2005. Since 1998, NSTAR has been allowed to defer the difference between the retail price per kWh for standard offer and default service revenues and the cost to supply the power, plus carrying costs. Default service is the electricity that is supplied by the local distribution company when a customer is not receiving power from standard offer service. The market price for standard offer and default service will fluctuate based on the average market price for power. Amounts collected through standard offer and default service are recovered on a fully reconciling basis.

       Postretirement benefits costs

Cambridge Electric in its last base rate case was allowed by the MDTE to recover costs over a four-year phase-in for the full tax deductible amount of deferred postretirement costs other than pension. Cambridge Electric will include any remaining unrecovered costs in its next distribution rate case filing. There is no current recovery of these deferred costs; however, ComElectric is recovering its deferred postretirement costs other than pension over a ten-year period with no return allowed. ComElectric will include any remaining unrecovered costs in its next distribution rate case filing. There is no current recovery of these deferred costs. Boston Edison will include these costs in its next base rate case filing. There is no current recovery of these deferred costs.

       Redemption premiums

These amounts reflect the unamortized balance of redemption premium on Boston Edison Debentures that is amortized and recovered over the life of the respective debentures pursuant to MDTE approval. There is no return recognized on this balance.

       Other

These amounts primarily consist of deferred transmission revenues that are set to be recovered over a subsequent twelve-month period. The deferred revenue represents the difference between the level of billed transmission revenues and the current period costs incurred to provide transmission-related services.

Also included are environmental reserves and response costs that represent the recovery of costs to clean up former gas manufacturing sites over a 7-year period without a return.

Note E. Derivative Instruments - Power Contracts

NSTAR adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), effective January 1, 2001. The accounting for derivative financial instruments is subject to change based on the guidance received from the Derivative Implementation Group (DIG) of FASB. The DIG issued No. C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity" on October 10, 2001, which specifically addressed the interpretation of clearly and closely related contracts that qualify for the normal purchases and sales exception under SFAS
133. The conclusion reached by the DIG was that contracts with a pricing mechanism that is subject to future adjustment based on a generic index that is not specifically related to the contracted service commodity generally would not qualify for the normal purchases and sales exception.

On April 1, 2002, the effective date of DIG Issue C15, NSTAR adopted the interpretation of this guidance and began marking to market certain of its long-term purchased power contracts that previously qualified for the normal purchases and sales exception. NSTAR has six purchased power contracts that contain components with pricing mechanisms that are based on a pricing index, such as the GNP or CPI. Although these factors are only applied to certain ancillary pricing components of these agreements, as required by the interpretation of DIG Issue C15, NSTAR began recording these contracts at fair value on its Consolidated Balance Sheets during 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of these contracts at December 31, 2002 of approximately $701 million and is a component of Deferred credits
- Power contracts on the accompanying Consolidated Balance Sheets. NSTAR has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of these contracts through its transition charge. Therefore, as a result of this regulatory treatment, the recording of these contracts on its accompanying Consolidated Balance Sheets does not result in an earnings impact.

NSTAR has other purchased power contracts in which the contract value is significantly above-market. However, these contracts have met the criteria for the normal purchases and sales exception pursuant to SFAS 133 and DIG Issue C15 and have not been recorded on the accompanying Consolidated Balance Sheets. The above-market portion of these contracts is currently being recovered through the transition charge. Therefore, NSTAR does not account for these types of capacity and energy contracts, gas supply contracts, or purchase orders for numerous supply arrangements as derivatives.

Note F. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets of $50.7 million and $53.4 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 2002 and 2001, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes and unamortized investment tax credits consisted of the following:
                                                December 31,
(in thousands)                               2002          2001
Deferred tax liabilities:
  Plant-related                          $421,599      $351,882
  Transition costs                        206,895       233,465
  Other                                   259,466       313,480
                                          887,960       898,827

Deferred tax assets:
  Plant-related                            59,155        61,543
  Investment tax credits                   18,317        23,956
  Other                                   158,546       154,600
                                          236,018       240,099
Net accumulated deferred income taxes     651,942       658,728
Accumulated unamortized investment tax
  credits                                  28,631        37,877
                                         $680,573      $696,605
                                          =======       =======

Previously deferred investment tax credits are amortized over the estimated remaining lives of the property generating the credits.

Components of income tax expense were as follows:
(in thousands)                              2002        2001        2000
Current income tax expense              $ 89,201    $148,230    $ 68,944
Deferred income tax expense (benefit)     19,886     (32,735)     50,461
Investment tax credit amortization        (1,974)     (2,083)     (1,985)
  Income taxes charged to operations     107,113     113,412     117,420
Tax (benefit) expense on other income,
  net                                    (25,437)     12,032      11,480
  Total income tax expense              $ 81,676    $125,444    $128,900
                                         =======     =======     =======

Tax expense on other income, net reflects $7.3 million in 2002 of investment tax credits recognized as a result of the sale of Seabrook.

The effective income tax rates reflected in the Consolidated
Financial Statements and the reasons for their differences from the statutory federal income tax rate were as follows:
                                                       2002    2001    2000
Statutory tax rate                                     35.0%   35.0%   35.0%
State income tax, net of federal income tax benefit     4.8     5.3     5.1
Investment tax credits                                 (3.2)   (0.7)   (0.6)
Other                                                   0.7     0.6     2.1
  Effective tax rate before write-down and tax
    valuation allowance adjustment                     37.3    40.2    41.6
Adjustment to tax valuation allowance and write-
down of RCN investment (federal and state)             (4.0)   57.3       -
  Effective tax rate                                   33.3%   97.5%   41.6%
                                                       ====    ====    ====

a.  Tax Valuation Allowance

SFAS 109 prohibits the recognition of all or a portion of deferred income tax benefits if it is more likely than not that the deferred tax asset will not be realized. NSTAR had determined that it was more likely than not that a current or future income tax benefit would not be realized relating to the write-downs of its RCN investment that were recorded in the second and fourth quarters of 2002 and previously in the first quarter of 2001. These write-downs resulted from the significant declines in the market value of the telecommunications sector, including RCN. As a result of this uncertainty, NSTAR recorded a $77.6 million tax valuation allowance on the entire tax benefit associated with these write-downs. During 2002, as a result of previously unanticipated capital gain transactions, NSTAR recognized $3.9 million of this tax benefit.

Additionally, based on the Internal Revenue Service (IRS) review of NSTAR's 1999 and 2000 federal income tax returns, NSTAR determined that it was more likely than not that it would ultimately recognize the tax benefits relating to the incremental operating losses from the joint venture. The returns are currently being audited by the IRS as part of their normal review of NSTAR's consolidated federal income tax returns. The tax valuation allowance included reserves relating to the tax treatment of these losses through June 19, 2002. Each of the tax returns filed for 1999 through 2001 claimed operating losses.
The return to be filed for 2002 will also claim the remaining portion of these operating losses. The issues involving the operating loss deductions recorded on the tax returns for the years 2001 and 2002 are substantially similar to those that had concerned NSTAR regarding the tax treatment of that item on the 1999 and 2000 returns. Based on the IRS examining agent's current review, no adjustment for the years under audit is proposed. A determination of this issue was arrived at in the fourth quarter of 2002 and, as a result, NSTAR applied the treatment of these operating losses for all years on a consistent basis, allowing a reduction to its valuation allowance of approximately $19.7 million as a net credit to income tax expense included as a component of the write-down of the RCN investment.

NSTAR has and will continue to research potential transactions that improve the operational efficiencies of NSTAR while maximizing the utilization of these potential tax benefits. Should NSTAR be successful in its tax and operational planning to allow a portion of the remaining tax benefit to be ultimately realized, NSTAR will reflect a credit to its income tax expense. Future earnings could be positively impacted by the outcome of this strategy. The maximum potential positive future earnings impact is currently estimated at $53 million. Management is currently unable to determine when, whether, or the extent to which NSTAR will be able to recognize this potential benefit.

b.  Tax Gain on Generating Assets

The cost of transitioning to retail open access was mitigated, in part, by the sale of Commonwealth Energy System's (COM/Energy) (now a wholly owned subsidiary of NSTAR) non-nuclear generating assets. COM/Energy completed the sale of substantially all of its non-nuclear generating assets in 1998. Proceeds from the sale of these assets amounted to approximately $453.9 million, or
6.1 times their book value of approximately $74.2 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments amounted to $358.6 million and are required to be used for the benefit of COM/Energy customers under MDTE rate setting policies. In this instance, the amount was used to reduce transition costs of Cambridge Electric and ComElectric related to electric industry restructuring. COM/Energy determined that this transaction was not a taxable event because it did not provide an economic benefit to its shareholders. The amount, if not for this treatment, that would otherwise have been paid in taxes is approximately $136 million. Should COM/Energy ultimately lose this issue, tax deductions resulting in tax savings of approximately $136 million would be realized by COM/Energy over a period of years. During the second quarter of 2002, NSTAR was notified that the IRS intended to file a Request for Technical Advice with the IRS National Office with regard to COM/Energy's tax treatment of this item. As of December 31, 2002, the Requests for Technical Advice had not yet been filed.

The IRS is in the process of completing its audit of COM/Energy's tax returns for the years 1997, 1998 and 1999. The audit will not be closed at the examination level until the issue described above has been resolved either by the IRS closing the audit with no adjustment for the item or by providing COM/Energy with a tax deficiency notice. Should COM/Energy be issued a deficiency notice it must then decide to either contest the notice (at IRS Appellate or in a court of law) or concede the issue. It is expected that once the request for Technical Advice is filed, a National Office decision would be made within two months. Should NSTAR's position be challenged, it is probable that NSTAR will make a tax payment of approximately $60 million in order to stop the accrual of interest on the potential remaining tax deficiency for all years involved through 2002. NSTAR intends to vigorously defend its position, which is supported by an opinion from an independent tax advisor, relative to this transaction and anticipates pursuing a refund of any amounts paid plus interest. In addition, NSTAR would pursue regulatory rate recovery for the interest on tax deficiencies should any amounts ultimately be incurred as a result of this transaction. The MDTE has provided written acknowledgements to NSTAR indicating: (1) its understanding of the issue; and (2) COM/Energy's ability to seek recovery of costs relating to the tax deficiency that may be incurred. NSTAR believes that recovery from customers is probable in view of the MDTE's position and its understanding of the monetary benefits to be realized by COM/Energy's customers should it be successful in defending its position. However, if NSTAR is unsuccessful with the IRS and unsuccessful in getting favorable regulatory treatment, it is possible that it could have an adverse impact on NSTAR's results of operations, cash flows and financial position.

Note G. Pension and Other Postretirement Benefits

1. Pension

NSTAR sponsors a defined benefit funded retirement plan (the
Plan) that covers substantially all employees. NSTAR also maintains unfunded supplemental retirement plans for certain management employees.

In 2002, the Plan was amended to comply with the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA). EGTRRA, among other things, increased the annual benefits limit for amounts payable from the Plan to $160,000, increased the number of rollover options for distributions, and allowed surviving spouses to rollover distributions to their employer's plan. This amendment also brought the Plan into conformance with recently issued IRS revenue rulings and regulations that require the change of the mortality table used for computing lump sum pension distributions and annuity conversions.

The changes in benefit obligation and Plan assets were as
follows:
                                                           December 31,
(in thousands)                                           2002          2001
Change in benefit obligation:
  Benefit obligation, beginning of the year         $ 824,302      $804,358
  Service cost                                         15,280        14,082
  Interest cost                                        59,658        57,381
  Plan participants' contributions                         74            71
  Plan amendments                                         671             -
  Actuarial loss                                      108,037        14,579
  Additional accrued benefits                          15,194             -
  Settlement payments                                 (21,529)      (17,176)
  Benefits paid                                       (52,041)      (48,993)
    Benefit obligation, end of the year             $ 949,646      $824,302
                                                    =========      ========

Change in Plan assets:
  Fair value of Plan assets, beginning of the year  $ 790,704      $846,207
  Actual loss on Plan assets, net                    (105,578)      (52,493)
  Employer contribution                                54,267        63,088
  Plan participants' contributions                         74            71
  Settlement payments                                 (21,529)      (17,176)
  Benefits paid                                       (52,041)      (48,993)
    Fair value of Plan assets, end of the year      $ 665,897      $790,704
                                                     =========     ========


The Plan's funded status was as follows:
                                                         December 31,
(in thousands)                                          2002          2001
Funded status                                      $(283,749)     $(33,598)
Unrecognized actuarial net loss                      523,967       249,456
Unrecognized transition obligation                       980         1,581
Unrecognized prior service cost                       (2,829)       (3,420)
    Net amount recognized                          $ 238,369      $214,019
                                                   =========      ========


Amount recognized in the accompanying Consolidated Balance Sheets consisted of:
                                                           December 31,
(in thousands)                                          2002          2001
Prepaid benefit cost                               $       -      $218,713
Accrued retirement liability                        (198,280)      (10,547)
Intangible asset                                       6,379         5,853
Accumulated other comprehensive income                 4,515             -
Regulatory asset                                     425,755             -
  Net amount recognized                            $ 238,369      $214,019
                                                   =========      ========

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the supplemental retirement plan with accumulated benefit obligations in excess of plan assets were $32,154,000, $28,561,000 and $0, respectively, as of December 31, 2002 and $13,785,000, $10,547,000 and $0,
respectively, as of December 31, 2001.

Weighted average assumptions were as follows:
                                             2002      2001    2000
Discount rate at the end of the year         6.5%     7.25%    7.5%
Expected return on Plan assets for the
  year (net of investment expenses)          9.4%      9.4%    9.3%
Rate of compensation increase at the end
  of the year                                4.0%      4.0%    4.0%

The expected return on Plan assets has been adjusted to 8.4% in 2003.

Components of net periodic benefit cost/(income) were as follows:
                                                Years ended December 31,
(in thousands)                                2002         2001       2000
Service cost                              $ 15,280     $ 14,082   $ 14,636
Interest cost                               59,658       57,381     59,798
Expected return on Plan assets             (74,426)     (78,397)   (85,884)
Amortization of prior service cost              80           80        448
Amortization of transition obligation          601          601        601
Recognized actuarial loss                   13,530          830          -
  Net periodic benefit cost/(income)      $ 14,723     $ (5,423)  $(10,401)
                                          ========     ========   ========


Funded Status

NSTAR's qualified Plan assets have been affected by significant declines in the equity markets in the past three years. These conditions have impacted the funded status of the Plan at December 31, 2002. As a result of the negative investment performance, at December 31, 2002, the accumulated benefit obligation exceeded Plan assets. Therefore, NSTAR is required to recognize an additional minimum liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87) and SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits." The additional minimum liability results in the netting of the Prepaid pension cost with the additional minimum liability on the accompanying Consolidated Balance Sheet.

Under SFAS 87, NSTAR is also required to net its prepaid pension balance. The additional minimum pension liability adjustment, which is equal to the sum of the minimum pension liability and the prepaid pension adjustment, would be recorded, net of taxes, as a non-cash charge to Other Comprehensive Income (OCI) on the accompanying Consolidated Statements of Comprehensive Income and would not affect the results of operations for 2002. The fair value of Plan assets and the ABO are measured at each year-end balance sheet date. The minimum liability will be adjusted each year to reflect this measurement. At such time that the Plan assets exceed the ABO, the minimum liability would be reversed.

In November 2002, NSTAR filed a request with the MDTE seeking an accounting ruling to mitigate the impact of the non-cash charge to OCI in 2002 and the increases in expected pension and PBOP costs in 2003. On December 20, 2002, the MDTE approved the Accounting Order. Based on this Accounting Order and an opinion from legal counsel regarding the probability of recovery of these costs in the future, NSTAR recorded a regulatory asset in lieu of taking a charge to OCI at December 31, 2002. In addition, the order permits NSTAR to defer, as a regulatory asset or liability, the difference between the level of pension and PBOP expense that is included in rates and the amounts that are required to be recorded under SFAS 87 and SFAS 106 beginning in 2003.

The regulatory asset of $426 million, recorded as a result of this accounting ruling, consists of the prepaid pension asset ($257 million) and includes the additional minimum liability ($169 million) incurred at December 31, 2002. The regulatory asset is shown as part of Deferred debits in the accompanying Consolidated Balance Sheets.

2. Other Postretirement Benefits

NSTAR provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. These benefits include health and life insurance coverage and reimbursement until April 1, 2003 of certain Medicare premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.

The changes in benefit obligation and plan assets were as
follows:
                                                    December 31,
(in thousands)                                    2002        2001
Change in benefit obligation:
  Benefit obligation, beginning of the year  $ 469,903   $ 428,341
  Service cost                                   5,204       4,332
  Interest cost                                 33,170      31,662
  Plan participants' contributions               1,490       1,811
  Plan amendments                              (20,908)          -
  Actuarial loss                               110,055      30,716
  Benefits paid                                (27,241)    (26,959)
    Benefit obligation, end of the year      $ 571,673   $ 469,903
                                             =========   =========
Change in plan assets:
  Fair value of plan assets, beginning of
    the year                                 $ 225,848   $ 224,651
  Actual loss on plan assets                   (23,523)    (13,376)
  Employer contribution                         38,500      39,721
  Plan participants' contributions               1,490       1,811
  Benefits paid                                (27,241)    (26,959)
    Fair value of plan assets, end of the
     year                                    $ 215,074   $ 225,848
                                             =========   =========


The plans' funded status and amount recognized in the
accompanying Consolidated Balance Sheets were as follows:
                                                     December 31,
(in thousands)                                    2002         2001
Funded status                                $(356,599)   $(244,055)
Unrecognized actuarial net loss                283,651      134,006
Unrecognized transition obligation              56,168       61,784
Unrecognized prior service cost                (35,730)     (16,233)
    Net amount recognized                    $ (52,510)   $ (64,498)
                                             =========    =========

Weighted average assumptions were as follows:
                                                  2002    2001    2000
Discount rate at the end of the year              6.5%   7.25%    7.5%
Expected return on plan assets for the year       9.0%    9.0%    9.0%

For measurement purposes a 9% weighted annual rate increase in per capita cost of covered medical claims was assumed for 2003. This rate is assumed to decrease gradually to 5% in 2013 and remain at that level thereafter. Dental claims and Medicare premiums are assumed to increase at a weighted annual rate of 4% and 5%, respectively. The expected rate of return on plan assets is 8% in 2003.

A 1% change in the assumed health care cost trend rate would have the following effects:
                                                One-Percentage-Point
                                                   (in thousands)
                                               Increase     Decrease
Effect on total service and interest costs
  components for 2002                           $ 3,203     $ (2,639)
Effect on December 31, 2002 postretirement
  benefit obligation                            $47,461     $(39,784)

Components of net periodic benefit cost were as follows:
                                            Years ended December 31,
(in thousands)                            2002         2001        2000
Service cost                          $  5,204     $  4,332    $  3,563
Interest cost                           33,170       31,662      29,574
Expected return on plan assets         (22,655)     (21,430)    (19,010)
Amortization of prior service cost      (1,411)      (1,411)     (1,703)
Amortization of transition obligation    5,616        5,616       5,616
Recognized actuarial loss                6,588        2,352           -
  Net periodic benefit cost           $ 26,512     $ 21,121    $ 18,040
                                      ========     ========    ========

3. Savings Plan

NSTAR also provides a defined contribution 401(k) plan for substantially all employees. Matching contributions (which are equal to 50% of the employees' deferral up to 8% of compensation) included in the accompanying Consolidated Statements of Income amounted to $9 million in both 2002 and in 2001, and $7 million in 2000. The plan was amended, effective April 1, 2001, to allow participants the ability to reallocate their investments in the NSTAR Common Share Fund to other investment options. Effective January 1, 2002, consistent with the EGTRRA, the plan was further amended to allow for increased maximum annual pre-tax contributions and additional "catch-up" pre-tax contributions for participants age 50 or older, acceptance of other types of "roll-over" pre-tax funds from other plans and the option of reinvesting dividends paid on the NSTAR Common Share Fund or receiving such dividends in cash. The election to reinvest dividends paid on the NSTAR Common Share Fund or receive the dividends in cash is subject to a freeze period beginning seven days prior to the date any dividend is paid. During this period, participants cannot change their election. Dividends are paid to this plan four times a year on February 1, May 1, August 1, and November 1.

Note H. Stock-Based Compensation

The NSTAR Share Incentive Plan (the Plan) permits a variety of stock and stock-based awards, including stock options and deferred (non-vested) stock to be granted to key employees. The Plan limits the terms of awards to ten years. Subject to adjustment for stock-splits and similar events, the aggregate number of common shares that may be awarded under the Plan is four million as a result of an amendment to the Plan approved by shareholders in 2002 that increased the number of shares available for issuance from two million to four million, including shares issued in lieu of or upon reinvestment of dividends arising from awards. The weighted average grant date fair value of the deferred stock issued during 2002, 2001 and 2000 was $45.24, $39.70 and $44.38, respectively. During 2002,
45,300 deferred shares and 265,000 ten-year non-qualified stock options were granted under the Plan. During 2001, 97,850 deferred shares and 240,500 ten-year non-qualified stock options were granted. During 2000, 69,750 deferred shares and 316,700 ten-year non-qualified stock options were granted. The options were granted at the full market price of the common shares on the date of the grant. All the awards vest ratably over a three-year period.

Stock option activity of the Plan was as follows:
                                Weighted          Weighted           Weighted
                                 Average           Average            Average
                       2002     Exercise   2001   Exercise   2000    Exercise
                     Activity    Price   Activity  Price   Activity   Price
Options outstanding
  at January 1        967,602    $38.80  918,135   $39.09   814,267   $36.03
  Options granted     265,000    $45.24  240,500   $39.70   316,700   $44.38
  Options exercised  (152,033)   $39.92  (47,567)  $40.21  (125,432)  $31.66
  Options forfeited   (33,700)   $42.92 (143,466)  $41.68   (87,400)  $40.42
Options outstanding
   at December 31   1,046,869    $40.14  967,602   $38.80   918,135   $30.09

Summarized information regarding stock options outstanding at
December 31, 2002:
                                 Options Outstanding   Options Exercisable
                                Weighted
                                 Average
                                Remaining    Weighted              Weighted
                               Contractual   Average                Average
 Range of             Number      Life       Exercise   Number     Exercise
 Exercise Prices   Outstanding   (Years)      Price   Outstanding    Price
  $25.75-$26.00      148,400      4.45       $25.92     148,400     $25.92
  $39.75-$41.38      291,935      5.26       $40.37     291,935     $40.37
     $44.38          182,200      7.40       $44.38     122,074     $44.38
     $39.70          159,334      8.40       $39.70      52,580     $39.70
  $44.12-$45.33      265,000      9.30       $45.24           -          -

There were 614,989, 546,264 and 404,976 stock options exercisable on December 31, 2002, 2001 and 2000, respectively. The weighted average exercise price of these options exercisable are $37.62, $36.54 and $34.44, respectively.

The stock options granted during 2002, 2001 and 2000 have a weighted average grant date fair value of $5.97, $5.10 and $7.00, respectively. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                  2002        2001       2000
Expected life (years)             4.0         4.0         4.0
Risk-free interest rate           4.31%       4.82%       6.48%
Volatility                         21%         21%          20%
Dividends                         4.77%       5.34%       4.64%

Compensation cost recognized in the accompanying Consolidated
Statements of Income for stock-based compensation awards in 2002, 2001 and 2000 was $2,737,216, $2,069,000 and $1,717,000,
respectively.

Note I. Capital Stock

1. Common Shares

Common share issuances and repurchases in 2000 through 2002 were as follows:
                                    Number of    Total      Premium on
(in thousands)                       Shares    Par Value   Common Shares
Balance at December 31, 1999         58,060     $ 58,060     $1,075,483
  Common share repurchase program    (5,027)      (5,027)      (198,113)
  Share Incentive Plan                    -            -           (621)
Balance at December 31, 2000         53,033       53,033        876,749
  Share Incentive Plan and other         -            -          (3,085)
Balance at December 31, 2001         53,033       53,033        873,664
  Share Incentive Plan                    -            -         (2,787)
Balance at December 31, 2002         53,033     $ 53,033     $  870,877
                                     ======     ========     ==========

Dividends declared per common share were $2.13, $2.075 and $2.015 in 2002, 2001 and 2000, respectively.

2. Cumulative Preferred Stock of Subsidiary

Non-mandatory redeemable series:

Par value $100 per share, 2,660,000 shares authorized and 430,000 shares issued and outstanding:
(in thousands, except per share amounts)

           Current Shares  Redemption    December 31,  December 31,
  Series    Outstanding   Price/Share           2002           2001
   4.25%       180,000      $103.625         $18,000        $18,000
   4.78%       250,000      $102.80           25,000         25,000
  Total non-mandatory redeemable series      $43,000        $43,000
                                             =======        =======

500,000 shares of the mandatory redeemable 8% Series with a par value of $100 per share were redeemed in total on December 3, 2001, plus accrued dividends from November 1, 2001 to December 1,
2001.

Note J. Indebtedness

1.  Long-Term Debt

NSTAR's long-term debt consisted of the following:
                                                           December 31,
(in thousands)                                           2002          2001
Mortgage Bonds, collateralized by
property of operating subsidiaries:
  6.54%,  due September 2007                       $    7,143    $    8,571
  7.04%,  due September 2017                           25,000        25,000
  9.95%,  due December 2020                            25,000        25,000
  7.11%,  due December 2033                            35,000        35,000
Notes:
  7.75%,  due June 2002                                     -         2,100
  9.30%,  due January 2002                                  -        30,000
  7.43%,  due March 2003                               15,000        15,000
  9.50%,  due December 2004                             2,000         3,000
  7.62%,  due November 2006                            20,000        20,000
  8.70%,  due March 2007                                5,000         5,000
  9.55%,  due December 2007                             7,143         8,571
  7.70%,  due March 2008                               10,000        10,000
  8.0%,   due February 2010                           498,444       498,226
  9.37%,  due January 2012                             10,526        11,579
  7.98%,  due March 2013                               25,000        25,000
  9.53%,  due December 2014                            10,000        10,000
  9.60%,  due December 2019                            10,000        10,000
  6.924%, due June 2021                               106,518       106,058
  8.47%,  due March 2023                               15,000        15,000
Debentures:
  6.80%,  due March 2003                              150,000       150,000
  7.80%,  due May 2010                                125,000       125,000
  8.25%,  due September 2022                                -        60,000
  7.80%,  due March 2023                              181,000       181,000
  4.875%, due October 2012                            400,000             -
  Floating Rate (2.275% in 2002), due October 2005    100,000             -
Sewage facility revenue bonds, due through 2015        19,882        21,470
Massachusetts Industrial Finance Agency
(MIFA) bonds:
  5.75%,  due February 2014                            15,000        15,000
Transition Property Securitization Certificates:
  6.45%,  due through September 2005                   40,555       108,986
  6.62%,  due March 2007                              103,390       103,390
  6.91%,  due September 2009                          170,876       170,876
  7.03%,  due March 2012                              171,624       171,624
                                                    2,304,101     1,970,451
Amounts due within one year                          (212,746)      (78,648)
    Total long-term debt                           $2,091,355    $1,891,803
                                                   ==========    ==========

The 7.80% series debentures due 2023 are first redeemable in March 2003 at 103.73%. There are no sinking fund requirements for any series of debentures.

Sewage facility revenue bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015. Scheduled redemptions of $1.6 million were made in 2002 and 2001. The weighted average interest rate of the bonds was 7.4% in 2002 and 2001.

The 5.75% tax-exempt unsecured MIFA bonds due 2014 are redeemable beginning in February 2004 at a redemption price of 102%. The redemption price decreases to 101% in February 2005 and to par in February 2006.

On October 15, 2002, Boston Edison issued two new debentures:
$400 million, 4.875% due in 2012 and $100 million, floating rate debentures due in 2005 priced at three-month LIBOR plus 50 basis points. Boston Edison used the proceeds to pay down short-term debt and anticipates it will use approximately $40 million to fund its $150 million debt maturing in March 2003.

The aggregate principal amounts of NSTAR long-term debt (including securitization certificates and sinking fund requirements) due in the five years subsequent to 2002 are approximately $213 million in 2003, $79 million in 2004, $178 million in 2005, $98 million in 2006 and $84 million in 2007.

2. Financial Covenant Requirements

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at December 31, 2002 and 2001. NSTAR's long-term debt other than the Mortgage Bonds of NSTAR Gas is unsecured.

The Transition Property Securitization Certificates held by Boston Edison's subsidiary, BEC Funding, LLC, is collaterized with a securitized regulatory asset with a balance of $493.6 million as of December 31, 2002. Boston Edison, as servicing agent for BEC Funding, collected $105.7 million in 2002. These collected funds are remitted daily to the trustee of BEC Funding. These Certificates are non-recourse to Boston Edison.

NSTAR had a $450 million revolving credit agreement with a group of banks effective through November 2002. NSTAR lowered this credit facility to $350 million that consists of a three year, $175 million revolving credit agreement that expires on November 14, 2005 and a 364-day, $175 million agreement that expires on November 14, 2003. At December 31, 2002 and 2001, there were no amounts outstanding under these revolving credit agreements. These arrangements serve as backup to NSTAR's $350 million commercial paper program that, at December 31, 2002 and 2001, had $63.5 million and $315.5 million outstanding, respectively. In October 2002, following receipt of the proceeds of Boston Edison's $500 million debt issue previously referenced, NSTAR used the entire proceeds to pay down on its total consolidated debt. Under the terms of this credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates and excluding Accumulated Other Comprehensive Income from Common equity, and to maintain a ratio of consolidated earnings before interest and taxes to consolidated total interest expense of not less than 2 to 1 for each period of four consecutive fiscal quarters. Commitment fees must be paid on the total agreement amount. At December 31, 2002 and 2001, NSTAR was in full compliance with all of the aforementioned covenants.

Boston Edison had approval from the FERC to issue up to $350 million of short-term debt until December 31, 2002. On May 31, 2002, Boston Edison received FERC authorization to issue short-term debt securities from time to time on or before December 31, 2004, with maturity dates no later than December 31, 2005, in amounts such that the aggregate principal does not exceed $350 million at any one time. Boston Edison had a $300 million revolving credit agreement with a group of banks effective through December 2002. Boston Edison replaced this credit facility with a 364-day, $350 million revolving credit agreement that expires on November 14, 2003. At December 31, 2002 and 2001, there were no amounts outstanding under these revolving credit agreements. These arrangements serve as backup to Boston Edison's $350 million commercial paper program that had no outstanding balance at December 31, 2002 and had an outstanding balance of $191.5 million at December 31, 2001. In October 2002, following receipt of the proceeds of its $500 million debt issue previously referenced, its short-term debt balance was reduced to zero. Under the terms of this agreement, Boston Edison is required to maintain a maximum total consolidated debt to total capitalization of not greater than 60% at all times, excluding Transition Property Securitization Certificates and excluding Accumulated Other Comprehensive Income from Common equity. Commitment fees must be paid on the total agreement amount. At December 31, 2002 and 2001, Boston Edison was in full compliance with all of the aforementioned covenants.

On September 16, 2002, Boston Edison retired the $60 million
8.25% Series Debentures, due 2022. A $2.3 million redemption premium was paid; this transaction had minimal impact on earnings.

In addition, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $170 million available under several lines of credit and had $135.1 million and $117.8 million outstanding under these lines of credit at December 31, 2002 and 2001, respectively. ComElectric had approval from FERC to issue short-term debt in an amount not exceeding $100 million until November 29, 2002. On May 31, 2002, ComElectric and Cambridge Electric received FERC authorization to issue short-term debt securities from time to time on or before November 30, 2004 and June 27, 2004, with maturity dates no later than November 29, 2005 and June 26, 2005, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

Interest rates on the outstanding borrowings generally are money market rates and averaged 1.89% and 4.13% in 2002 and 2001, respectively. In aggregate, notes payable to banks discussed above totaled $198.6 million and $624.8 million at December 31, 2002 and 2001, respectively.

Note K. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of securities for which it is practicable to estimate the value:

1. Cash and Cash Equivalents

The carrying amounts of $53.4 million and $11.7 million for 2002 and 2001, respectively, approximate fair value due to the short-term nature of these securities.

2. Indebtedness (Excluding Notes Payable)

The fair values of long-term indebtedness are based upon the quoted market prices of similar issues. Carrying amounts and fair values as of December 31, 2002 and 2001 were as follows:
                               <C
                                           2002                      2001
                                  Carrying      Fair        Carrying      Fair
(in thousands)                     Amount       Value        Amount       Value
Long-term indebtedness
(including current maturities)   $2,304,101  $2,422,440    $1,970,451  $2,076,190

Note L. Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in 107 cities and towns in Massachusetts.
NSTAR subsidiaries also supply electricity at wholesale to municipalities.

The unregulated operating segment engages in business activities that include district energy operations, telecommunications and a liquefied natural gas service. Amounts shown on the following table for 2002, 2001 and 2000 include the allocation of NSTAR's (parent company) results of operations and assets, net of inter-company transactions, and primarily consist of interest charges and investment assets, respectively, to these business segments. The allocation of parent company charges is based on an indirect allocation of the parent company's investment relating to these various business segments.

In addition, the unregulated net loss for 2002, 2001 and 2000 reflects reductions in the carrying value of NSTAR's investment and its ultimate discontinuance of certain chilled water operations in the amount of $1 million, $4.9 million and $3.5 million, respectively. During 2000, NSTAR notified certain chilled water customers of its decision to exit a portion of that business and that service ceased effective September 30, 2002, in accordance with its contractual obligations. As part of the 2001 charge, NSTAR's carrying value of this investment has been written-off entirely. In addition, in 2002 and 2001, NSTAR had reserved for the removal costs of those assets. The net loss for 2002 and 2001 for the unregulated operations segment also includes the impact of non-cash, after-tax charges of $17.7 million and $173.9 million, respectively, or $0.33 and $3.28 per share, related to the write-down of NSTAR's investment in RCN Corporation.

Excluding the impact of transactions related to NSTAR's investment in RCN, NSTAR's chilled water operations and the negative effect of the allocation of parent company losses, the unregulated operations segment would otherwise reflect a minimal level of net income for the periods shown.

(in thousands)                             2002          2001         2000
Operating revenues
  Electric utility operations        $2,318,044    $2,668,509   $2,204,332
  Gas utility operations                300,335       397,990      378,626
  Unregulated operations                100,688       125,337      109,804
    Consolidated total               $2,719,067    $3,191,836   $2,692,762
                                     ==========    ==========   ==========
Depreciation and amortization
  Electric utility operations        $  210,067    $  197,233   $  202,209
  Gas utility operations                 17,643        16,588       15,573
  Unregulated operations                 11,523        17,128       20,826
    Consolidated total               $  239,233    $  230,949   $  238,608
                                     ==========    ==========   ==========
Operating income tax expense
 (benefit)
  Electric utility operations           $95,354    $  106,349   $  112,310
  Gas utility operations                 10,283        14,031       15,514
  Unregulated operations                  1,476        (6,968)     (10,404)
    Consolidated total               $  107,113    $  113,412   $  117,420
                                      ==========   ==========   ==========
Equity income (loss) in
investments accounted for by the
equity method (a)
  Electric utility operations        $    2,667    $    2,258   $    4,241
  Unregulated operations                      -             -       (5,467)
    Consolidated total               $    2,667    $    2,258   $   (1,226)
                                     ==========    ==========   ==========
Interest charges
  Electric utility operations        $  149,733    $  133,019   $  156,205
  Gas utility operations                 14,782        14,505       13,257
  Unregulated operations                 12,108        31,064       35,931
    Consolidated total               $  176,623    $  178,588   $  205,393
                                     ==========    ==========   ==========
Segment net income (loss)
  Electric utility operations        $  158,129    $  169,642   $  176,112
  Gas utility operations                 15,298        21,225       22,950
  Unregulated operations                 (9,760)     (187,666)     (18,100)
    Consolidated total               $  163,667    $    3,201   $  180,962
                                     ==========    ==========   ==========
Equity Investments
  Electric utility operations        $   19,845    $   22,560   $   25,791
                                     ==========    ==========   ==========
Expenditures for property
  Electric utility operations        $  305,153    $  181,463   $  142,997
  Gas utility operations                 28,238        26,900       19,500
  Unregulated operations                 34,693        21,504       21,809
    Consolidated total               $  368,084    $  229,867   $  184,306
                                     ==========    ==========   ==========
Segment assets
  Electric utility operations        $5,285,143    $4,509,982   $4,557,948
  Gas utility operations                620,956       517,659      541,406
  Unregulated operations                217,176       300,550      448,361
    Consolidated total               $6,123,275    $5,328,191   $5,547,715
                                     ==========    ==========   ==========
(a) The equity income (loss) from equity investments is included in other income, net on the accompanying Consolidated Statements of Income.

Note M. Long-Term Contracts for the Purchase of Energy

1. NSTAR Electric Power Purchase Agreements

NSTAR Electric expects to continue to make periodic market solicitations for default service and standard offer power supply consistent with provisions of the Massachusetts Electric Restructuring Act of 1997 (Restructuring Act) and MDTE orders. NSTAR Electric has existing long-term power purchase agreements that are expected to supply approximately 80%-85% of its standard offer service obligation for 2003. NSTAR Electric has contracted with a third party supplier to provide 100% of its standard offer supply obligation through December 31, 2003. In connection with this arrangement, NSTAR Electric has assigned its long-term power purchase agreements to this supplier through December 31, 2003. NSTAR Electric is recovering its payments to suppliers through MDTE approved rates billed to customers. NSTAR Electric's existing portfolio of long-term power purchase contracts supplied the majority of its standard offer (including wholesale) energy requirements in 2002. Also during 2002, NSTAR Electric entered into an agreement whereby all of its energy supply resource entitlements were transferred to an independent energy supplier, following which NSTAR Electric repurchased its energy resource needs from this independent energy supplier for NSTAR Electric's ultimate sale to its standard offer customers.

Capacity costs of long-term contracts reflect NSTAR Electric's proportionate share of capital and fixed operating costs of certain generating units. In 2002, these costs were attributed to 723.7 MW of capacity purchased. Energy costs are paid to generators based on a price per kWh actually received into NSTAR Electric's distribution system and are included in the total cost. Total capacity purchased in 2002 was 1,705.1 MW.

Information related to long-term power contracts during 2002 was as follows:
                                                   Proportionate share (in thousands)
                   Range of                                            Capacity Charge
                   Contract        Units of           2002       2002       Obligation
Fuel Type of     Expireation       Capacity         Capacity    Total  Through Contact
Generating Unit      Dates         Purchased          Cost       Cost  Expiration Date
                               % Range   Total MW
Natural Gas       2008-2017    11.1-100    720.6    $147,647  $371,396     $1,596,784
Nuclear           2004-2012    2.3-71.2    532.0      13,794    177,10         50,364
Refuse               2015         100       76.9       8,084    55,921              -
Hydro             2014-2023       100       25.6           -     8,518              -
Oil               2002-2019     50-100     350.0      17,572    53,246         49,423
  Total                                  1,705.1    $187,097  $666,185     $1,696,571
                                         =======    ========  ========     ==========

NSTAR Electric has entered into a short-term power purchase agreement to meet its entire default service supply obligation for the period January 1, 2003 through June 30, 2003 and for 50% of its obligation for the second-half of 2003. A Request for Proposals will be issued in the second quarter of 2003 for the remainder of the obligation. NSTAR Electric entered into agreements ranging in length from five to twelve-months effective January 1, 2002 through December 31, 2002 with suppliers to provide full default service energy and ancillary service requirements at contract rates approved by the MDTE.

NSTAR Electric's total capacity and/or energy costs associated with these contracts in 2002, 2001 and 2000 were approximately
$666 million, $678 million and $720 million, respectively.
NSTAR Electric's capacity charge obligation under these contracts for the years after 2002 are as follows:

                                        Capacity
                                          Charge
(in thousands)                        Obligation
2003                                  $  149,290
2004                                     155,863
2005                                     158,500
2006                                     160,294
2007                                     162,014
Years thereafter                         910,610
                                      $1,696,571
                                      ==========

2. NSTAR Gas Supply and Storage Agreements

NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. In order to control costs and to efficiently manage the gas supply needs of its customers, NSTAR Gas optimizes its supply mix to ensure maximum resource utilization. NSTAR Gas purchases transportation, storage and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that bring gas from major producing regions in the U.S., Gulf of Mexico and Canada to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its gas supplies from third-party vendors, primarily under firm contracts with terms of less than one year. The vendors vary from small independent marketers to major gas and oil producers.

NSTAR Gas also utilizes contracts for underground storage and liquefied natural gas (LNG) facilities to meet its winter peaking demands. The underground storage contracts are a combination of existing and new agreements that are the result of FERC Order 636 service unbundling. During the summer injection season, excess pipeline capacity is used to deliver and store gas in market area storage facilities, located in the New York and Pennsylvania region. Stored gas is withdrawn during the winter season to supplement pipeline supplies in order to meet firm heating demand. NSTAR Gas has firm storage capacity entitlements of over
7.5 billion cubic feet.

NSTAR Gas has various contractual agreements covering the transportation of natural gas, underground and liquefied natural gas storage facilities, which are recoverable from customers under the MDTE approved Cost of Gas Adjustment Clause of NSTAR Gas. These contracts expire at various times from 2003 to 2013. NSTAR Gas' firm contract demand charges associated with firm pipeline transportation and storage capacity contracts in 2002, 2001 and 2000 were approximately $51.8 million, $51.8 million and $54.3 million, respectively. NSTAR Gas' firm contract demand charges at current rates under these contracts for the years after 2002 are as follows:

                                   Firm Contract
(in thousands)                    Demand Charges
2003                                  $   50,345
2004                                      49,634
2005                                      49,098
2006                                      45,969
2007                                      35,451
Years thereafter                         154,283
                                      $  384,780
                                      ==========

Note N.  Other Utility Matters

   Service Quality Index

On October 29, 2001, and as subsequently updated, NSTAR Electric and NSTAR Gas filed proposed service quality plans for each company with the MDTE. The service quality plans established performance benchmarks effective January 1, 2002 for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance. The companies are required to report annually concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks. Concurrently, NSTAR Electric and NSTAR Gas filed with the MDTE a report of their performance on the identified service quality measures for the two twelve-month periods ended August 31, 2000 and 2001. This report included a calculation of penalties in accordance with MDTE guidelines. On March 22, 2002, following hearings on the matter, the MDTE issued an order imposing a service quality penalty of approximately $3.25 million on NSTAR Electric that was refunded to customers as a credit to their bills during the month of May 2002. This refund had no material effect on NSTAR's consolidated financial position, cash flows or results of operations in 2002. For the four-month period ended December 31, 2001, the MDTE determined that NSTAR's performance relative to service quality measures did not warrant a penalty assessment.

On February 28, 2003, NSTAR Electric and NSTAR Gas filed their 2002 Service Quality Reports with the MDTE that reflected significant improvements in reliability and performance and indicate that no penalty will be assessed for this period. NSTAR accounts for its service quality penalties pursuant to SFAS No. 5, "Accounting for Contingencies." Accordingly, these penalties are monitored on a monthly basis to determine NSTAR's contingent liability, and if NSTAR determines it is probable that a liability has been incurred and is estimable, NSTAR would then accrue an appropriate liability. Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE. Any settlement or rate order that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period an agreement is reached with the MDTE.

   Generating Assets Divestiture

a.  Seabrook Nuclear Power Station

On November 1, 2002, FPL Group, Inc. purchased 88% of the majority ownership interest in the Seabrook Nuclear Power Station, including Canal's 3.52% ownership interest, for $799.4 million, net of closing adjustments. FPL Group assumed responsibility for the ultimate decommissioning of the facility and received the Seabrook decommissioning funds of approximately $226.9 million at the closing. Canal's portion of the sale proceeds amounted to $31.9 million, of which $3.5 million was paid into the decommissioning trust as a final top-off and $1.3 million was used for other transaction costs. The net proceeds of $27.1 million were less than Canal's remaining investment in Seabrook. The difference of approximately $16.7 million will be included as a component of Cambridge Electric's and ComElectric's transition cost recovery and is expected to be collected from ComElectric's and Cambridge Electric's customers in 2003 through the transition charge. As part of this sale, all purchased power agreements were terminated. The Seabrook sale did not have an impact on NSTAR's current results of operations. The future impact of the sale will not have a material effect on results of operations, cash flow or financial position.

b.  Blackstone Station

On August 1, 2002, Cambridge Electric reached a tentative agreement to sell Blackstone Station to Harvard University (Harvard) for $14.6 million that will be used to reduce Cambridge Electric's transition charge. At the same time, NSTAR Steam signed an agreement with Harvard to sell its Blackstone steam assets and contracts to Harvard for $3 million. The sale is subject to the approval of the MDTE. A filing with the MDTE for regulatory approval for this transaction was made on November 21, 2002. Under terms of this agreement, NSTAR Steam will continue to manage the day-to-day operations of the steam plant on this site for one year after the sale. Cambridge Electric is divesting its electric generating assets consistent with the provisions of the Restructuring Act. Cambridge Electric divested the majority of its non-nuclear generating facilities in 1998. NSTAR anticipates completing the Blackstone Station sale in the second quarter of 2003.

Note O. Commitments and Contingencies

1. Contractual Commitments

NSTAR also has leases for facilities and equipment. The estimated minimum rental commitments under non-cancellable capital and operating leases for the years after 2002 are as follows:

    (in thousands)
    2003                        $ 21,854
    2004                          20,085
    2005                          16,767
    2006                          14,191
    2007                          11,433
    Years thereafter              45,633
      Total                     $129,963
                                ========

The total expense for both lease rentals and transmission agreements was $86.6 million in 2002, $82.7 million in 2001 and $67.7 million in 2000, net of capitalized expenses of $2.3 million in 2002, $2.9 million in 2001 and $2.3 million in 2000.

Total rent expense for all operating leases, except those with terms of a month or less, amounted to $7.4 million in 2002, $8.3 million in 2001 and $8.7 million in 2000.

NSTAR Electric has entered into a short-term power purchase agreement to meet its entire default service supply obligation for the period January 1, 2003 through June 30, 2003 and for 50% of its obligation for the second-half of 2003. A Request for Proposals will be issued in the second quarter of 2003 for the remainder of the obligation. NSTAR Electric entered into agreements ranging in length from five to twelve-months effective January 1, 2002 through December 31, 2002 with suppliers to provide full default service energy and ancillary service requirements at contract rates approved by the MDTE. NSTAR Electric is completely recovering all of the payments it is making to suppliers and has financial and performance assurances and financial guarantees in place with those suppliers to protect NSTAR Electric from risk in the unlikely event any of its suppliers encounter financial difficulties or fail to maintain an investment grade credit rating. In connection with certain of these agreements, should, in the unlikely event, an individual NSTAR Electric distribution company receive a credit rating below investment grade, that company potentially could be required to obtain certain financial commitments, including but not limited to, letters of credit. Refer to Note M, "Long-Term Contracts for the Purchase of Energy" for a further discussion.

2. Electric Equity Investments and Joint Ownership Interest

NSTAR Electric has an equity investment of approximately 14.5% in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada. As an equity participant, NSTAR Electric is required to guarantee, in addition to each companies' own share, the obligations of those participants who do not meet certain credit criteria. At December 31, 2002, NSTAR Electric's portion of these guarantees amounted to $13 million. New England Hydro-Transmission Electric Company, Inc. (NEH) and New England Hydro-Transmission Corporation (NHH) have agreed to use their best efforts to limit their equity investment to 40% of their total capital during the time NEH and NHH have outstanding debt in their capital structure. In order to meet its best efforts obligation pursuant to the Equity Funding Agreement dated June 1, 1985, as amended, for NEH and NHH, in 2002, NEH repurchased a total of 325,000 of its outstanding shares from all equity holders and NHH repurchased a total of 1,725 outstanding shares from all equity holders. Through December 31, 2002, NSTAR Electric's reduction of its equity ownership resulting from NEH buy-back of 47,018 shares and NHH buy-back of 250 shares was approximately $1,139,000.

Canal had owned a 3.52% joint ownership interest in the Seabrook Nuclear Power Station (Seabrook) until November 1, 2002. On this date, FPL Group, Inc. closed on its purchase of an 88% majority ownership interest in Seabrook, including Canal's 3.52% interest for $799.4 million, net of closing adjustments. Among other things, FPL Group, Inc. assumed responsibility for the ultimate decommissioning of the Seabrook facility and received the decommissioning funds of approximately $226.9 million. Canal's portion of the proceeds amounted to $31.9 million, less the $3.5 million paid into the decommissioning trust as a final top-off and $1.3 million for other transaction costs. The net proceeds of $27.1 million were less than Canal's remaining investment in Seabrook. The net result of this transaction will be included as a component of Cambridge Electric's and ComElectric's transition cost recovery of approximately $16.7 million and is expected to be collected from Cambridge Electric's and ComElectric's customers in 2003 through the transition charge. As part of this sale, all purchased power agreements were terminated. This transaction did not have an impact on NSTAR's current results of operations. The future impact of this transaction will not have a material effect on operations.

Cambridge Electric had a 2.65% interest in the Vermont Yankee nuclear power plant. On July 31, 2002, Vermont Yankee was sold for approximately $180 million to Entergy Nuclear Vermont Yankee, LLC (Entergy). The sale agreement provided, among other items, that Entergy assume responsibility for the ultimate decommissioning of the facility and received the Vermont Yankee decommissioning funds. Pursuant to the terms of an Additional Power Contract, Cambridge Electric is obligated to purchase its 2.5% entitlement percentage of the output of the plant through the current license term ending in March 2012. The plant's owners, before the sale, were a consortium of New England utilities, including Cambridge Electric. This transaction did not have an impact on NSTAR's results of operations. The net result of this transaction was included as a component of Cambridge Electric's transition cost recovery and is reflected on the accompanying Consolidated Balance Sheets as a Regulatory asset.

NSTAR Electric collectively has an equity ownership of 14% in Connecticut Yankee Atomic Power Company (CYAPC), 14% in Yankee Atomic Electric Company (YAEC), and 4% in Maine Yankee Atomic Power Company, (the "Yankee Companies"). Periodically, NSTAR obtains estimates from the management of the Yankee Companies on the cost of decommissioning the Connecticut Yankee nuclear unit
(CY), the Yankee Atomic nuclear unit (YA), and the Maine Yankee nuclear unit (MY). These nuclear units are completely shut down and are currently conducting decommissioning activities.

Based on estimates from the Yankee Companies' management as of December 31, 2002, the total remaining cost for decommissioning each nuclear unit is approximately as follows: $248 million for CY, $225 million for YA and $166 million for MY. Of these amounts, NSTAR Electric is obligated to pay $34.7 million towards the decommissioning of CY, $31.5 million toward YA, and $6.6 million toward MY. These estimates are recorded in the accompanying Consolidated Balance Sheets as Power contract liabilities with a corresponding regulatory asset. These estimates may be revised from time to time based on information available to the Yankee Companies regarding future costs.

NSTAR expects the Yankee Companies to seek recovery of these costs and any additional increases to these costs in rate applications with the FERC, with any resulting adjustments being charged to their respective sponsors, including NSTAR Electric. NSTAR Electric would recover its share of any allowed increases from customers through its own filings with the MDTE.

The various decommissioning trusts for which NSTAR or its subsidiaries are responsible through their equity ownership are established pursuant to the Code of Federal Regulations, Title 18
- Conservation of Power and Water Resources. The investment of decommissioning funds that have been established, are managed in accordance with these federal guidelines, state jurisdictions and with the applicable Internal Revenue Service requirements. Some of the requirements state that these investments be managed independently by a prudent fund manager and that funds are to be invested in conservative, minimum risk investment securities.
Any gains or losses are anticipated to be refunded to or collected from customers, respectively.

3. Financial and Performance Guarantees

On a limited basis, NSTAR and certain of its subsidiaries may enter into agreements providing financial assurance to third parties. Such agreements include letters of credit, surety bonds, and other guarantees.

At December 31, 2002, outstanding guarantees totaled $34.2
million as follows:
 (in thousands)
 Letters of Credit              $  5,527
 Surety Bonds                     15,709
 Other Guarantees                 13,000
      Total Guarantees          $ 34,236
                                ========

The $5.5 million letter of credit is for the benefit of a third party, as trustee in connection with the 6.924% Notes of one of its subsidiaries. The letter of credit is available if its subsidiary has insufficient funds to pay the debt service requirements. As of December 31, 2002, there have been no amounts drawn under this letter of credit.

At December 31, 2002, certain of NSTAR's subsidiaries have purchased a total of $1 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR has purchased approximately $14.7 million in worker's compensation self-insurer bonds. These bonds support the guarantee by NSTAR to the Commonwealth of Massachusetts required as part of NSTAR's worker's compensation self-insurance program.

NSTAR and its subsidiaries have also issued $13 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.

Management believes the likelihood NSTAR would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

4. Environmental Matters

As of December 31, 2002, NSTAR's subsidiaries were involved in 21 state-regulated properties ("Massachusetts Contingency Plan, or "MCP" sites") where oil or other hazardous materials were previously spilled or released. On February 4, 2003, NSTAR closed-out one of these sites and filed the required information with the Massachusetts Department of Environmental Protection. The NSTAR subsidiaries are required to clean up or otherwise remediate these properties in accordance with specific state regulations. There are uncertainties associated with the remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. In addition to the MCP sites, NSTAR subsidiaries also face possible liability as a result of involvement in multi-party disposal sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for these sites. Estimates of approximately $4.2 million and $5.8 million are included as liabilities in the accompanying Consolidated Balance Sheets at December 31, 2002 and 2001, respectively, and are the total amount of NSTAR's estimated environmental clean-up obligations. Accordingly, this amount has not been reduced by any potential rate recovery treatment of these costs or any potential recovery from NSTAR's insurance carriers. Prospectively, should NSTAR be allowed regulatory rate recovery of these specific costs, it would record an offsetting regulatory asset and record a credit to operating expenses equal to previously expensed costs. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position.

NSTAR Gas is participating in the assessment of six former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action. The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of December 31, 2002 and 2001, NSTAR Gas has recorded a liability of $4.8 million and $6.7 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party. A corresponding regulatory asset has been recorded that reflects the future rate recovery for these costs.

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

5.  Regulatory and Legal Proceedings

a.  Regulatory proceedings

In December 2002, NSTAR Electric filed proposed transition rate adjustments for 2003, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2002. The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2003. The filings were updated in February 2003 to include final costs and revenues for 2002.

On November 14, 2002, Boston Edison and the AG received approval of a Settlement Agreement from the MDTE resolving issues in Boston Edison's reconciliation of costs and revenues for the year 2001. Among other issues, the Settlement Agreement includes an adjustment relating to the reconciliation of costs relating to securitization and efforts to mitigate costs incurred in relation to a purchased power agreement with Hydro Quebec. As a result of this Settlement Agreement with the AG, Boston Edison recognized approximately $11.4 million in additional transition charge revenues in 2002. This benefit was significantly offset by several other regulatory true-up adjustments.

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

b.  Merger Rate Plan

On December 16, 2002, the Massachusetts Supreme Judicial Court
(SJC) affirmed the MDTE's 1999 decision to allow for the merger of BEC and COM/Energy as originally structured. The SJC decision finalized the resolution of all issues relating to this appeal and did not have any impact on NSTAR's 2002 or prior periods' consolidated financial position, cash flows or results of operations. The 1999 MDTE order, which approved the rate plan associated with the merger, was appealed to the SJC by the Massachusetts Attorney General (AG) and a separate group that consisted of The Energy Consortium (TEC) and Harvard University (Harvard). The AG, TEC and Harvard alleged that, in approving the rate plan and merger proposal, the MDTE committed errors of law in the following areas: (1) in adopting a public interest standard, the MDTE applied the wrong standard of review, and failed to investigate the propriety of rates and to determine that the resulting rates of Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas were just and reasonable; (2) that in permitting Cambridge Electric and ComElectric to adjust their rates by $49.8 million to reflect demand-side management costs, the MDTE failed to determine whether such an adjustment was warranted in light of other cost decreases; (3) that the MDTE's approval results in an arbitrary and unjustified sharing of benefits and costs between ratepayers and shareholders; and (4) that the MDTE's approval of the rate plan guarantees shareholders recovery of future costs without any future demonstration of customer savings. The AG's brief included similar arguments in each of these areas and added that, in allowing recovery of the acquisition premium, the MDTE improperly deviated from a cost basis in setting approved rates and the ratemaking policies in other jurisdictions.

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

Report of Independent Accountants

To the Shareholders and Trustees of NSTAR:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 95, present fairly, in all material respects, the financial position of NSTAR and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 95, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of NSTAR's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 22, 2003


Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

No event that would be described in response to this Item 9 has occurred with respect to NSTAR or its subsidiaries.

                            Part III

Item 10.  Trustees and Executive Officers of the Registrant

(a) Identification of Trustees

Information required by this item is incorporated herein by reference to the 2003 Proxy Statement dated March 27, 2003.
Pages 3-5

(b) Identification of Officers

Information required by this item is included in Item 4A.


Item 11.   Executive Compensation

Information required by this item is incorporated herein by reference to the 2003 Proxy Statement dated March 27, 2003.
Pages 9-15


Item 12.   Security Ownership of Certain Beneficial Owners and
Management

Information required by this item is incorporated herein by reference to the 2003 Proxy Statement dated March 27, 2003.
Pages 1, 6 and 7

Equity Compensation Plan Information

The following table provides information about NSTAR's equity compensation plans as of December 31, 2002.
                                                        Number of
                    Number of                           securities
                    securities to                       remaining
                    be issued upon   Weighted-average   available for
                    exercise of      exercise price     future issuance
                    outstanding      of outstanding     under equity
Plan Category       options          options            compensation plans

Equity
compensation
plans approved
by shareholders       1,046,869          $40.14            2,274,814

Equity
compensation plans
not approved by              -                -                    -
shareholders

Total                 1,046,869          $40.14            2,274,814
                      =========          ======            =========

Item 13.   Certain Relationships and Related Transactions

Information required by this item is not applicable to NSTAR.

                             Part IV

Item 14.   Controls and Procedures

NSTAR's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Within 90 days prior to the date of filing this Annual Report on Form 10-K, NSTAR carried out an evaluation, under the supervision and with the participation of NSTAR's management, including NSTAR's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NSTAR's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that NSTAR's disclosure controls and procedures are effective in order to timely alert them to material information required to be disclosed by NSTAR in the reports that it files or submits under the Securities Exchange Act of 1934.

Subsequent to the date of that evaluation, there have been no significant changes in NSTAR's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Item 15.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K

(a) The following documents are filed as part of this Form 10-K:
1. Financial Statements:

                                                           Page
Consolidated Statements of Income for the years ended
December 31, 2002, 2001 and 2000                            51

Consolidated Statements of Comprehensive Income for the
years ended December 31, 2002, 2001 and 2000                52

Consolidated Statements of Retained Earnings for the
years ended December 31, 2002, 2001 and 2000                52

Consolidated Balance Sheets as of December 31, 2002 and
2001                                                        53

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000                            54

Notes to Consolidated Financial Statements                55-91

Selected Consolidated Quarterly Financial Data
(Unaudited)                                                 15

Report of Independent Accountants                           92

2. Financial Statement Schedules:

Schedule II - Valuation and Qualifying accounts for the
years ended December 31, 2002, 2001 and 2000               101

3. Exhibits:

Refer to the exhibits listing beginning below.

(b) Reports on Form 8-K:

A report on Form 8-K was filed on November 27, 2002 that reported on revised decommissioning costs of certain nuclear units in which NSTAR has an equity ownership interest.

A report on Form 8-K was filed on December 17, 2002 that reported on the Massachusetts Supreme Judicial Court affirming a 1999 MDTE order associated with the merger of BEC Energy and Commonwealth
Energy System that created NSTAR.

A report on Form 8-K was filed on January 3, 2003 following the MDTE approval received on December 20, 2002 to allow NSTAR to defer as a regulatory asset, an additional minimum liability, and the difference between the level of pension and postretirement benefits that is included in rates and the amounts that would have been recorded under SFAS 87 and SFAS 106 in 2003.

Incorporated by reference unless designated otherwise:
                             NSTAR (Registrant)

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

4.2          Votes of the Board of Trustees of NSTAR, dated
             January 27, 2000, supplementing the Indenture dated as of January 12, 2000 between NSTAR and Bank One
             Trust Company N.A. (Filed herewith).

4.3          Votes of the Board of Trustees of NSTAR, dated
             September 28, 2000 supplementing the Indenture dated as of January 12, 2000 between NSTAR and Bank
             One Trust Company N.A. (Filed herewith).

-- Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of NSTAR and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed
             10% of total assets.

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

10.4         Key Executive Benefit Plan Agreement dated October
             1, 1983 between Boston Edison Company and Thomas J.
             May (NSTAR Form 10-K/A for the year ended December
             31, 1999, File No. 1-14768).

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

10.7         NSTAR Deferred Compensation Plan (Restated
             Effective August 25, 1999) (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 1-14768).

10.8         NSTAR 1997 Share Incentive Plan, as amended January
             24, 2002 and June 30, 1999 and assumed by NSTAR effective August 28, 2000 (NSTAR Form 10-Q for the quarter ended September 30, 2000, File No. 1-14768).

10.8.1       NSTAR 1997 Share Incentive Plan, as amended January
             24, 2002 (Filed herewith).

10.9 Amended and Restated Change in Control Agreement between James J. Judge and NSTAR, November 1, 2001.
             (NSTAR Form 10-K for the year ended December 31,
             2001, File No. 1-14768).

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

10.12 Amended and Restated Change in Control Agreement between Douglas S. Horan and NSTAR dated November
             1, 2001 (NSTAR Form 10-K for the year ended
             December 31, 2001, File No. 1-14768).

10.13 Amended and Restated Change in Control Agreement between Joseph R. Nolan, Jr. and NSTAR dated
             November 1, 2001 (NSTAR Form 10-K for the year ended December 31, 2001, File No. 1-14768).

10.14 Amended and Restated Change in Control Agreement between Eugene J. Zimon and NSTAR dated November 1,
             2001 (NSTAR Form 10-Q for the quarter ended
             September 30, 2000, File No. 1-14768).

10.15 Amended and Restated Change in Control Agreement between Werner J. Schweiger and NSTAR dated March
             1, 2002 (NSTAR Form 10-K for the year ended
             December 31, 2001, File No. 1-14768).

10.16 Amended and Restated Change in Control Agreement between Timothy R. Manning and NSTAR dated April
             29, 2002 (filed herewith).

Exhibit 21   Subsidiaries of the Registrant

21.1         (filed herewith).

Exhibit 23   Consent of Independent Accountants

23.1         (filed herewith).

Exhibit 99   Additional Exhibits

99.1 Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002 (filed herewith).

99.2 Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002 (filed herewith).

99.3 Annual Reports on Form 11-K for certain employee savings plans for the years ended December 31, 2001, 2000 and 1999, as dated June 28, 2002, June
             29, 2001 and June 23, 2000, respectively, File No.
             1-14768.

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

Exhibit 4    Instruments Defining the Rights of Security
             Holders, Including Indentures

4.1          Indenture between Boston Edison Company and The
             Bank of New York (as successor to Bank of Montreal
             Trust Company) (Form 10-Q for the quarter ended
             September 30, 1988, File No. 1-2301).

4.11 Votes of the Pricing Committee of the Board of Directors of Boston Edison Company taken March 5,
             1993 re 6.80% Debentures due March 15, 2003 and
             7.80% debentures due March 15, 2023 (Form 10-K for the year ended December 31, 1992, File No. 1-2301).

4.12 Votes of the Pricing Committee of the Board of Directors of Boston Edison Company taken May 10,
             1995 re 7.80% debentures due May 15, 2010 (Form 10-
             K for the year ended December 31, 1995, File No. 1-
             2301).

4.13         Votes of the Board of Directors of Boston Edison
             Company taken October 8, 2002 re $500 million aggregate principal amount of unsecured debentures
             ($400 million, 4.875% due in 2012 and $100 million,
              Floating rate due in 2005) (Form 8-K dated October
              11, 2002, File No. 1-2301).

Exhibit 10   Material Contracts

10.11        Boston Edison Company and Entergy Nuclear
             Generation Company Purchase and Sale Agreement dated November 18, 1998 (Form 10-K for the year ended December 31, 1999, File No. 1-2301).

10.12        Boston Edison Company Restructuring Settlement
             Agreement dated July 1997 (Form 10-K for the year ended December 31, 1997, File No. 1-2301).

                         Commonwealth Energy System

Exhibit 10   Power Contracts

10.2.1       New England Power Pool Agreement (NEPOOL) dated
             September 1, 1971 as amended through August 1,
             1977, between NEGEA Service Corporation, as agent for CEL, CEC, NBGEL, and various other electric utilities operating in New England together with amendments dated August 15, 1978, January 31, 1979 and February 1, 1980. (Exhibit 5(c)13 to New
             England Gas and Electric Association's Form S-16
             (April 1980), File No. 2-64731).

10.2.1.1     Thirteenth Amendment to 10.2.1 as amended September
             1, 1981 (Refiled as Exhibit 3 to the Parent's 1991
             Form 10-K, File No. 1-7316).

10.2.1.2 Fourteenth through Twentieth Amendments to 10.2.1 as amended December 1, 1981, June 1, 1982, June 15,
             1983, October 1, 1983, August 1, 1985, August 15,
             1985 and September 1, 1985, respectively (Exhibit 4 to the CES Form 10-Q (September 1985), File No. 1-
             7316).

10.2.1.3 Twenty-first Amendment to 10.2.1 as amended to January 1, 1986 (Exhibit 1 to the CES Form 10-Q
             (March 1986), File No. 1-7316).

10.2.1.4 Twenty-second Amendment to 10.2.1 as amended to September 1, 1986 (Exhibit 1 to the CES Form 10-Q
             (September 1986), File No. 1-7316).

10.2.1.5 Twenty-third Amendment to 10.2.1 as amended to April 30, 1987 (Exhibit 1 to the CES Form 10-Q
             (June 1987), File No. 1-7316).

10.2.1.6     Twenty-fourth Amendment to 10.2.1 as amended March
             1, 1988 (Exhibit 1 to the CES Form 10-Q (March
             1989), File No. 1-7316).

10.2.1.7     Twenty-fifth Amendment to 10.2.1. as amended to May
             1, 1988 (Exhibit 1 to the CES Form 10-Q (March
             1988), File No. 1-7316).

10.2.1.8     Twenty-sixth Agreement to 10.2.1 as amended March
             15, 1989 (Exhibit 1 to the CES Form 10-Q (March
             1989), File No. 1-7316).

10.2.1.9     Twenty-seventh Agreement to 10.2.1 as amended
             October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-
             K, File No. 1-7316).

10.2.1.10    Twenty-eighth Agreement to 10.2.1 as amended
             September 15, 1992 (Exhibit 1 to the CES Form 10-Q
             (September 1994), File No. 1-7316).


10.2.1.11    Twenty-ninth Agreement to 10.2.1 as amended May 1,
             1993 (Exhibit 2 to the CES Form 10-Q (September
             1994), File No. 1-7316).


                                                      SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS

        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

                     (Dollars in Thousands)
                                                   Additions               Deductions
                                 Balance at  Provisions                             Balance
                                 Beginning   Charged to               Accounts      at End
Description                       of Year    Operations  Recoveries  Written Off    of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2002     $ 29,763    $ 19,688    $ 6,690      $ 31,762     $ 24,379
Year Ended December 31, 2001     $ 28,309    $ 21,815    $ 4,130      $ 24,491     $ 29,763
Year Ended December 31, 2000     $ 23,836    $ 18,920    $ 2,525      $ 16,972     $ 28,309

Tax Valuation Allowance
Year Ended December 31, 2002     $ 64,499    $ 15,384    $     -      $26,986      $ 52,897
Year Ended December 31, 2001     $      -    $ 64,499    $     -      $     -      $ 64,499
Year Ended December 31, 2000     $      -    $      -    $     -      $     -      $      -


FORM 10-K                           NSTAR
                  DECEMBER 31, 2002


                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NSTAR
                                        (Registrant)


Date: March 27, 2003               By:  /s/ Robert J. WEAFER, Jr.
                                        Robert J. Weafer, Jr.
                                        Vice President, Controller
                                        and Chief Accounting Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March 2003.

           Signature              Title


       /s/ Thomas J. May           Chairman, President, Chief
        Thomas J. May              Executive Officer and
                                   Trustee


      /s/ James J. Judge           Senior Vice President,
           James J. Judge          Treasurer and Chief
                                   Financial Officer

      /s/ G. L. Countryman         Trustee
         Gary L. Countryman


      /s/Daniel Dennis             Trustee
         Daniel Dennis

     /s/Thomas G. Dignan, Jr.      Trustee
     Thomas G. Dignan, Jr.

     /s/Charles K. Gifford         Trustee
      Charles K. Gifford


           Signature               Title


     /s/Matina S. Horner           Trustee
       Matina S. Horner


    /s/Franklin M. Hundley         Trustee
      Franklin M. Hundley


    /s/Paul A. LaCamera            Trustee
       Paul A. La Camera


   /s/Sherry H. Penney             Trustee
       Sherry H. Penney


  /s/William C. VanFaasen          Trustee
     William C. Van Faasen


  /s/ Gerald L. Wilson             Trustee
       Gerald L. Wilson


         Sarbanes - Oxley Section 302(a) Certifications
I, Thomas J. May, certify that:

1.   I have reviewed this Annual Report on Form 10-K of NSTAR;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual
     Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of NSTAR as of, and for, the periods presented in this Annual Report;

4. NSTAR's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
     (as defined in Exchange Act Rules 13a-14 and 15d-14) for NSTAR and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to NSTAR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of NSTAR's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation
           Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. NSTAR's other certifying officer and I have disclosed, based on our most recent evaluation, to NSTAR's auditors and the Audit, Finance and Risk Management Committee of NSTAR's Board of
     Trustees:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect NSTAR's ability to record, process, summarize and report financial data and have identified for NSTAR's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. NSTAR's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003       By: /s/ THOMAS J. MAY
                                Thomas J. May
                                Chairman, President and
                                Chief Executive Officer



I, James J. Judge, certify that:

1.   I have reviewed this Annual Report on Form 10-K of NSTAR:

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of NSTAR as of, and for, the periods presented in this Annual Report;

4. NSTAR's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for NSTAR and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to NSTAR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of NSTAR's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the
           "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
           Date;

5. NSTAR's other certifying officer and I have disclosed, based on our most recent evaluation, to NSTAR's auditors and the Audit, Finance and Risk Management Committee of NSTAR's Board of Trustees:

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

6. NSTAR's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 27, 2003      By: /s/ JAMES J. JUDGE
                                James J. Judge
                                Senior Vice President, Treasurer
                                and Chief Financial Officer

