Form 10-Q
period 2003-03-30
NSTAR/MA
filed 2003-05-09
CIK 1035675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2003


                               or

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                  Outstanding at May 8, 2003
   Common Shares, $1 par value            53,032,546 shares

                              NSTAR

        Form 10-Q - Quarterly Period Ended March 31, 2003

                              Index

Part I. Financial Information                             Page(s) No.

  Item 1.    Financial Statements -

             Condensed Consolidated Statements of Income         3

             Condensed Consolidated Statements of
               Comprehensive Income                              4

             Condensed Consolidated Statements of
               Retained Earnings                                 4

             Condensed Consolidated Balance Sheets             5 - 6

             Condensed Consolidated Statements of Cash Flows     7

             Notes to Condensed Consolidated
               Financial Statements                            8 - 17

  Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations  17 - 28

  Item 3.    Quantitative and Qualitative Disclosure
               about Market Risk                                28

  Item 4.    Controls and Procedures                          28 - 29

Part II. Other Information

  Item 1.    Legal Proceedings                                  29

  Item 4.    Submission of Matters to a Vote of
               Security Holders                               29 - 30

  Item 6.    Exhibits and Reports on Form 8-K                    30

  Signature                                                      31

  Sarbanes-Oxley Act Section 302(a) Certification Statements   32 - 33

               ___________________________________


                Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the Securities and Exchange Commission
(SEC). You may access materials NSTAR has filed with the SEC on the SEC's website at www.sec.gov. In addition, certain of NSTAR's SEC filings can be accessed free of charge on NSTAR's website at www.nstaronline.com. Copies of NSTAR's filings may also be obtained by writing or calling NSTAR's Investor Relations Department at the address or phone number on the cover of this Form 10-Q.

Part I - Financial Information
Item 1.  Financial Statements

                              NSTAR
           Condensed Consolidated Statements of Income
                           (Unaudited)
              (in thousands, except per share data)
                                          Three Months Ended March 31,
                                                    2003         2002
Operating revenues                             $ 763,555    $ 705,228

Operating expenses:
  Purchased power and cost of gas sold           434,239      395,694
  Operations and maintenance                     109,924      106,253
  Depreciation and amortization                   62,144       60,625
  Demand side management and renewable energy
     programs                                     16,870       16,425
  Property and other taxes                        26,379       27,049
  Income taxes                                    28,522       22,467
    Total operating expenses                     678,078      628,513

Operating income                                  85,477       76,715

Other income (deductions):
  Other income, net                                1,056        1,533
  Other deductions, net                             (617)          (9)
    Total other income, net                          439        1,524

Interest charges:
  Long-term debt                                  31,779       28,022
  Transition property securitization               8,684        9,805
  Short-term debt and other interest               3,913        5,897
  Allowance for borrowed funds used during
    construction (AFUDC)                          (1,288)        (279)
    Total interest charges                        43,088       43,445

Net income                                        42,828       34,794
Preferred stock dividends of subsidiary              490          490
Earnings available for common shareholders     $  42,338    $  34,304
                                               =========    =========
Weighted average common shares outstanding:
    Basic                                         53,033       53,033
                                                  ======       ======
    Diluted                                       53,312       53,256
                                                  ======       ======
Earnings per common share:
    Basic                                      $    0.80    $    0.65
                                               =========    =========
    Diluted                                    $    0.79    $    0.64
                                               =========    =========
Dividends declared per common share            $    0.54    $    0.53
                                               =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
    Condensed Consolidated Statements of Comprehensive Income
                           (Unaudited)
                         (in thousands)
                                           Three Months Ended March 31,
                                                     2003          2002

Net income                                      $  42,828     $  34,794

Other comprehensive income (loss), net:
  Unrealized gain (loss) on investments             2,203        (6,715)
  Reclassification adjustment for gain included
     in net income                                      -        (1,823)
  Deferred income taxes                                 -         3,139
Comprehensive income                            $  45,031     $  29,395
                                                =========     =========


The accompanying notes are an integral part of the condensed consolidated financial statements.





                              NSTAR
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)
                                         Three Months Ended March 31,
                                                   2003          2002

Balance at the beginning of the period        $ 382,886     $ 334,138

Add:
  Net income                                     42,828        34,794
    Subtotal                                    425,714       368,932

Deduct:
Dividends declared:
  Common shares                                  28,638        28,107
  Preferred stock                                   490           490
    Subtotal                                     29,128        28,597
Balance at the end of the period              $ 396,586     $ 340,335
                                              =========     =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
              Condensed Consolidated Balance Sheets

                         (in thousands)
                                             (Unaudited)
                                              March 31,   December 31,
                                                   2003           2002
Assets

Utility plant in service, at original cost   $ 4,105,652   $ 4,090,843
  Less: accumulated depreciation               1,334,488     1,309,270
                                               2,771,164     2,781,573
Construction work in progress                     87,573        66,047
  Net utility plant                            2,858,737     2,847,620

Non-utility property, net                        137,982       129,918

Goodwill                                         448,311       451,374
Equity and other investments                      74,752        52,236

Current assets:
  Cash and cash equivalents                       27,105        53,438
  Restricted cash                                 35,052        33,899
  Accounts receivable, net and accrued
    unbilled revenues                            389,810       345,848
  Inventory, at average cost                      37,544        58,555
  Other                                           11,652        14,886
    Total current assets                         501,163       506,626

Deferred debits:
  Regulatory assets - other                      901,303       875,038
  Regulatory asset - power contracts             582,935       701,084
  Regulatory asset - pension costs               431,379       425,755
  Other                                           93,785       133,624
                                               2,009,402     2,135,501

  Total assets                               $ 6,030,347   $ 6,123,275
                                             ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                              NSTAR
              Condensed Consolidated Balance Sheets

                         (in thousands)
                                               (Unaudited)
                                                 March 31,   December 31,
                                                      2003          2002
Capitalization and Liabilities

Common equity:
  Common shares, par value $1 per share
    (100,000,000 shares authorized;
    53,032,546 shares issued and outstanding)  $    53,033   $    53,033
  Premium on common shares                         871,382       870,877
  Retained earnings                                396,586       382,886
  Accumulated other comprehensive loss              (5,287)       (7,491)
    Total common equity                          1,315,714     1,299,305

Cumulative non-mandatory redeemable
  preferred stock of subsidiary                     43,000        43,000

Long-term debt                                   1,793,792     1,645,465
Transition property securitization                 411,081       445,890
    Total long-term debt                         2,204,873     2,091,355
    Total capitalization                         3,563,587     3,433,660

Current liabilities:
  Long-term debt                                     7,596       172,191
  Transition property securitization                58,405        40,555
  Notes payable                                    217,400       198,600
  Accounts payable                                 256,443       230,939
  Accrued expenses                                 228,604       239,160
  Deferred income taxes                             23,047         4,692
    Total current liabilities                      791,495       886,137

Deferred credits:
  Accumulated deferred income taxes and
   unamortized investment tax credits              678,827       675,881
  Power contracts                                  679,408       773,922
  Pension liability                                159,225       177,675
  Other                                            157,805       176,000
                                                 1,675,265     1,803,478

Commitments and contingencies

    Total capitalization and liabilities       $ 6,030,347   $ 6,123,275
                                               ===========   ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)
                                             Three Months Ended March 31,
                                                      2003           2002

Operating activities:
  Net income                                     $  42,828      $  34,794
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                   62,349         60,496
    Deferred income taxes and investment tax
       credits                                      24,101         17,885
    Allowance for borrowed funds used during
       construction                                 (1,288)          (279)
  Net changes in:
    Current assets                                 (20,870)       106,318
    Current liabilities                             33,303        (36,682)
  Net change from other operating activities       (68,260)         3,978
Net cash provided by operating activities           72,163        186,510

Investing activities:
  Plant expenditures (excluding AFUDC)             (55,031)       (85,490)
  Other investments                                    294          2,936
Net cash used in investing activities              (54,737)       (82,554)

Financing activities:
  Long-term debt redemptions                      (166,472)       (31,239)
  Transition property securitization               (16,959)       (16,040)
  Net change in notes payable                      168,800        (33,547)
  Dividends paid                                   (29,128)       (28,597)
Net cash used in financing activities              (43,759)      (109,423)

Net decrease in cash and cash equivalents          (26,333)        (5,467)
Cash and cash equivalents at beginning of year      53,438         11,655
Cash and cash equivalents at end of period       $  27,105      $   6,188
                                                 =========      =========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest, net of amounts capitalized           $  49,882      $  55,446
                                                 =========      =========
  Income taxes                                   $   6,519      $  21,719
                                                 =========      =========





The accompanying notes are an integral part of the condensed consolidated financial statements.

      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

The accompanying Notes should be read in conjunction with Notes to the Consolidated Financial Statements included in NSTAR's 2002
Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant
         Accounting Policies

1.  About NSTAR

NSTAR is an energy delivery company serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 300,000 gas customers in 51 communities. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR" shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires. Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR also conducts non-utility, unregulated operations.

2.  Basis of Consolidation and Accounting

The financial information presented as of March 31, 2003 and for the periods ended March 31, 2003 and 2002 have been prepared from NSTAR's books and records without audit by independent accountants. Financial information as of December 31, 2002 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain immaterial reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the three months ended March 31, 2003 and 2002 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather conditions. Gas sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Stock Option Plan

NSTAR applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plan. No stock-based employee compensation expense for option grants is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if NSTAR had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                          Three-Months Ended March 31,
(in thousands, except per share amounts)              2003       2002

Net income, as reported                            $42,828   $ 34,794

Add: Share grant incentive compensation expense
  included in reported net income, net of related
  tax effects                                          455        302
Deduct: Total share grant and stock option
  compensation expense determined under fair value
  method for all awards, net of related tax effects   (598)      (457)
Pro forma net income                              $ 42,685   $ 34,639
                                                  ========   ========
Earnings per share:
  Basic - as reported                                $0.80      $0.65
  Basic - pro forma                                  $0.80      $0.64
  Diluted - as reported                              $0.79      $0.64
  Diluted - pro forma                                $0.79      $0.64

Note B.  Asset Retirement Obligations

On January 1, 2003, NSTAR adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

NSTAR has identified certain insignificant long-lived assets, including obligations under lease and easement arrangements, and has determined that it is legally responsible to remove such property.

For its regulated utility businesses, NSTAR has identified legal retirement obligations that are currently not material to its financial statements. The recognition of a potential asset retirement obligation will have no impact on its earnings. For NSTAR's regulated utilities, which follow SFAS 71, NSTAR would establish regulatory assets or liabilities to defer any differences between the liabilities established for ratemaking purposes and those recorded as required under SFAS 143.

For NSTAR's regulated utility businesses, cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. Since NSTAR applies SFAS 71 to its regulated utility businesses, it will continue to include removal costs in depreciation expense and will quantify the removal costs included in accumulated depreciation as regulatory liabilities in footnote disclosure. NSTAR estimates that as of March 31, 2003, there is approximately $234 million of removal costs, not yet incurred, included in accumulated depreciation.

NSTAR has identified several long-lived assets, in which it has legal obligations to remove such property, for its non-regulated businesses. Based on current information and assumptions, NSTAR recorded an increase in non-utility plant of approximately $0.6 million, an asset retirement liability of approximately $1 million and a cumulative effect of adoption after tax, reducing net income by $0.4 million in 2003. The cumulative effect adjustment is recorded as part of Depreciation and amortization expense on the accompanying Condensed Consolidated Statements of Income.

Note C.  Investments - Available for Sale Securities

NSTAR classifies its investment in marketable securities as available for sale. These investments include 11.6 million common shares of RCN Corporation (RCN). The total carrying value of the 11.6 million RCN common shares is included in Equity and other investments on the accompanying Condensed Consolidated Balance Sheets at its estimated fair value of approximately $8.3 million at March 31, 2003. The fair value of the 11.6 million shares held may increase or decrease as a result of changes in the market value of RCN common shares. As of March 31, 2003, December 31, 2002 and March 31, 2002, the market value per share of RCN was $0.72, $0.53 and $1.41, respectively. The unrealized gain or loss associated with these shares will fluctuate due to the changes in fair value of these securities during each period and is reflected, net of associated income taxes, as a component of Other comprehensive income (loss), net on the accompanying Condensed Consolidated Statements of Comprehensive Income. The cumulative increase or decrease in fair value of these shares including the impact of the write-down adjustments of these shares are included in Accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets.

Note D.  Derivative Instruments - Power Contracts

NSTAR accounts for its power contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The accounting for derivative financial instruments is subject to change based on the guidance received from the Derivative Implementation Group (DIG) of FASB. The DIG issued No. C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity," which specifically addressed the interpretation of clearly and closely related contracts that qualify for the normal purchases and sales exception under SFAS 133. The conclusion reached by the DIG was that contracts with a pricing mechanism that is subject to future adjustment based on a generic index that is not specifically related to the contracted service commodity generally would not qualify for the normal purchases and sales exception.

NSTAR has six purchased power contracts that contain components with pricing mechanisms that are based on a pricing index, such as the GNP or CPI. Although these factors are only applied to certain ancillary pricing components of these agreements, as required by the interpretation of DIG Issue C15, NSTAR began recording these contracts at fair value on its Consolidated Balance Sheets during 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of these contracts at March 31, 2003 and December 31, 2002 of approximately $583 million and $701 million, respectively, and is a component of Deferred credits - Power contracts on the accompanying Condensed Consolidated Balance Sheets. This decline in above-market costs during the current period was primarily due to an increase in wholesale energy prices during the first quarter. NSTAR has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of these contracts through its transition charge. Therefore, as a result of this regulatory treatment, recording of the fair value of these contracts on NSTAR's accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

Note E.  Other Utility Matters

1.  Blackstone Station

Subsequent to the end of the current quarter, on April 8, 2003, Cambridge Electric completed the sale of the land and buildings constituting Blackstone Station to Harvard University (Harvard) for $14.6 million; the net proceeds from the sale were used to reduce Cambridge Electric's transition charge. The sale by Cambridge Electric was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) during the first quarter. At the same time, NSTAR Steam completed the sale of its Blackstone steam assets and contracts to Harvard for $3 million and will recognize a gain of $2.7 million in the second quarter of 2003. Under the terms of this agreement, NSTAR Steam will continue to manage the day-to-day operations of the steam plant on this site for one year after the sale. Cambridge Electric divested its electric generating assets consistent with the provisions of the Massachusetts Electric Restructuring Act of 1997 (Restructuring Act). Cambridge Electric divested the majority of its non-nuclear generating facilities in 1998.

2.  Service Quality Index

On February 28, 2003, NSTAR Electric and NSTAR Gas filed their 2002 Service Quality Reports with the MDTE that reflected significant improvements in reliability and performance and indicate that no penalty will be assessed for that period. These penalties are monitored on a monthly basis to determine NSTAR's contingent liability, and if NSTAR determines it is probable that a liability has been incurred and is estimable, NSTAR would then accrue an appropriate liability. Any MDTE settlement or rate order that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period when such settlement or rate order is issued.

Through March 31, 2003, NSTAR Electric's performance has met or exceeded the applicable established benchmarks; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the summer period.

3.  Regulatory Proceedings

In December 2002, NSTAR Electric filed proposed transition rate adjustments for 2003, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2002. The MDTE approved tariffs for each retail electric subsidiary effective January 1, 2003. The filings were updated in February 2003 to include final costs and revenues for 2002.

On April 24, 2003, NSTAR Electric received approval from the MDTE for a Standard Offer Service Fuel Adjustment of $0.902 per kilowatt-hour to be effective May 1, 2003. The increase in rates is in response to continuing high wholesale costs. In the past, the MDTE has allowed companies to adjust to rapidly changing market costs of oil and natural gas used to generate electricity. In accordance with that order, NSTAR implemented the adjustment in January 2001 as energy prices soared on world markets and reduced the charge back to zero in April 2002 when market energy costs dropped. The NSTAR Standard Offer Service Fuel Adjustment remained at zero for the past year. The MDTE has ruled that these fuel index adjustments are excluded from the 15% rate reduction requirement under the Restructuring Act.

Note F.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets include $50.6 million and $50.7 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of March 31, 2003 and December 31, 2002, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2003 and the actual effective income tax rate for the year ended
December 31, 2002:
                                                        2003        2002
Statutory tax rate                                      35.0%       35.0%
State income tax, net of federal income tax benefit      4.9         4.8
Investment tax credit amortization                      (0.6)       (3.2)
Other                                                    1.0         0.7
  Effective tax rate before write-down and tax
     valuation allowance adjustment                     40.3        37.3
Adjustment to tax valuation allowance and write-
  down of RCN investment (federal and state)               -        (4.0)
  Effective tax rate                                    40.3%       33.3%
                                                        ====        ====

Tax Gain on Generating Assets

The IRS is in the process of completing its audit of COM/Energy's income tax returns for 1997, 1998 and 1999. Before completion of these audits, and before the end of the third quarter of 2003, it is expected that the IRS National Office will provide a response to a Request for Technical Advice to be filed by the IRS examining agents. Should NSTAR's position be challenged as a result of the IRS Request for Technical Advice, it is probable that NSTAR will make a payment to the IRS of approximately $60 million in order to stop the accrual of interest on the potential tax deficiency. NSTAR intends to vigorously defend its position, which is supported by an opinion from an independent tax advisor, relative to this transaction and anticipates pursuing a refund of the amount paid plus interest. In addition, NSTAR would pursue regulatory rate recovery for the interest on tax deficiencies should any amounts ultimately be incurred as a result of this transaction. It is probable that any amounts incurred as a result of this transaction will be fully recovered from NSTAR's customers.

Note G.  Earnings Per Common Share

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

The following table summarizes the reconciling amounts between basic and diluted EPS:
                                            Three Months Ended March 31,
(in thousands, except per share amounts)              2003         2002

Earnings available for common shareholders        $ 42,338     $ 34,304
Basic EPS                                         $   0.80     $   0.65
Diluted EPS                                       $   0.79     $   0.64
Weighted average common shares outstanding for
   basic EPS                                        53,033       53,033
Effect of dilutive shares:
Weighted average dilutive potential common shares      279          223
Weighted average common shares outstanding for
   diluted EPS                                      53,312       53,256
                                                    ======       ======

Note H.  Segment and Related Information

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

Financial data for the operating segments were as follows:
                        Utility Operations     Unregulated   Consolidated
(in thousands)          Electric        Gas     Operations          Total

Three months ended March 31,
2003
Operating revenues    $  524,492  $ 200,865     $   38,198     $  763,555
Segment net income    $   23,151  $  19,118     $      559     $   42,828
2002
Operating revenues    $  555,994  $ 113,806     $   35,428     $  705,228
Segment net income    $   18,958  $  12,657     $    3,179     $   34,794

Total assets
March 31, 2003        $5,172,295  $ 633,692     $  224,360     $6,030,347
December 31, 2002     $5,285,143  $ 620,956     $  217,176     $6,123,275

Note I.  Commitments and Contingencies

1. Environmental Matters

As of March 31, 2003, NSTAR's subsidiaries are involved in 12 state-regulated properties ("Massachusetts Contingency Plan, or "MCP" sites") where oil or other hazardous materials were previously spilled or released. The NSTAR subsidiaries are required to clean up or otherwise remediate these properties in accordance with specific state regulations. There are uncertainties associated with the remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. Estimates of approximately $0.8 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002.

In addition to the MCP sites, NSTAR subsidiaries also face possible liability as a result of involvement in 13 multi-party disposal sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for these sites. Estimates of approximately $3.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002.

Accordingly, the MCP and multi-party disposal site amounts have not been reduced by any potential rate recovery treatment of these costs or any potential recovery from NSTAR's insurance carriers. Prospectively, should NSTAR be allowed to collect these specific costs from customers, it would record an offsetting regulatory asset and record a credit to operating expenses equal to previously expensed costs. Based on its assessments of the specific site circumstances, management does not believe that it is probable that any such additional costs will have a material impact on NSTAR's consolidated financial position.

NSTAR Gas is participating in the assessment of four former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action. The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of March 31, 2003 and December 31, 2002, NSTAR has recorded a liability of approximately $4.8 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party. A corresponding regulatory asset has been recorded that reflects the future rate recovery for these costs.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR's responsibilities for such sites evolve or are resolved. NSTAR's ultimate liability for future environmental remediation costs may vary from these estimates. NSTAR's management does not believe that its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, will have a material adverse effect on NSTAR's consolidated financial position or results of operations for a reporting period.

2. Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued. Based on the information currently available, NSTAR does not believe that it is probable that any such additional legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

Note J.  Subsequent Events

1. Long-Term Debt Issuance

In the second quarter of 2003, it is anticipated that ComElectric will enter into a $150 million, three-year variable rate unsecured Term Loan with a group of banks. The net proceeds will be used to repay outstanding short-term debt balances. For financial reporting purposes, $150 million of Notes payable has been reclassified on the accompanying Condensed Consolidated Balance Sheets as Long-term debt to reflect this transaction.

2. Pension and Postretirement Benefit Obligations Other Than
   Pensions (PBOP) Adjustment Mechanism Tariff Filing

On April 16, 2003, Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas (together, "the Company") submitted a request to the MDTE for approval to establish a reconciliation adjustment mechanism to provide for the recovery of costs associated with the Company's obligations to provide its employees pension benefits and PBOP.

The Company's proposal is intended to give effect to the accounting treatment previously approved by the MDTE, through a reconciling ratemaking mechanism that will provide rate stability and ensure that customers pay no more or no less than the amounts needed to extend pension and PBOP benefits to the Company's employees. In addition, this mechanism will ensure that the financial integrity of the Company is not impaired by financial reporting requirements and cash flow issues that arise from the extreme volatility of pension and PBOP funding obligations.

The Company's proposed reconciliation adjustment mechanism does not result in any immediate change (increase or decrease) in prices paid by customers and allows the Company to recover the same types of pension and PBOP costs that have always been recovered in rates. In addition, the proposed reconciliation adjustment mechanism removes the extreme volatility in rates that may be the result of requirements of existing financial accounting standards, provides for more timely recovery of costs from or refunds of gains to customers, provides for an annual filing, true-up and review by the MDTE, carves out pension and PBOP costs from regular distribution rates so that the MDTE may review them annually, and ensures that benefit trust funds are sufficient to provide NSTAR employees with the benefits to which they are entitled.

The MDTE has historically permitted the recovery of prudently incurred expenditures relating to pension and PBOP benefits for the Company's employees. The Company consistently contributes to trust funds that hold and invest the contributions until benefits are paid.

The Company is requesting that the MDTE approve the reconciliation adjustment mechanism by August 1, 2003.

The Company cannot determine the timing and ultimate outcome of this request.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (MD&A)

The accompanying MD&A should be read in conjunction with the MD&A in NSTAR's 2002 Annual Report on Form 10-K.

Overview

NSTAR is an energy delivery company serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 300,000 customers in 51 communities. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) and NSTAR Gas Company (NSTAR Gas). NSTAR's three retail electric companies operate under the brand name "NSTAR Electric." Reference in this report to "NSTAR" shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires. Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR also conducts non-utility, unregulated operations.

Cautionary Statement

This MD&A contains certain forward-looking statements such as forecasts and projections of expected future performance or statements of management's plans and objectives. These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what NSTAR expected. Actual results could potentially differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. The effects of cost control procedures, changes in weather, economic conditions, tax rates, interest rates, technology, and prices and availability of operating supplies could materially affect actual results quarter to quarter and projected operating results.

NSTAR's forward-looking information is based in large measure on prevailing governmental policies and regulatory actions, including those of the Massachusetts Department of Telecommunications and Energy (MDTE) and the Federal Energy Regulatory Commission (FERC), with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power and cost of gas recovery, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies. The impacts of various environmental, legal, and regulatory matters could differ from current expectations.

You are advised to consider all further disclosures NSTAR makes in its filings to the Securities and Exchange Commission (SEC). This report also describes changes to NSTAR's material contingencies and critical accounting policies and estimates in this MD&A and in the accompanying Notes to Condensed Consolidated Financial Statements, and NSTAR encourages you to review these disclosures. You are also advised to consider the "Cautionary Statements" NSTAR made in its 2002 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of
NSTAR's 2002 Form 10-K. There have been no substantive changes to those policies and estimates.

Asset Retirement Obligations

On January 1, 2003, NSTAR adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS
143). This Statement establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

NSTAR has identified certain insignificant long-lived assets, including obligations under lease and easement arrangements, and has determined that it is legally responsible to remove such property.

For its regulated utility businesses, NSTAR has identified legal retirement obligations that are currently not material to its financial statements. The recognition of a potential asset retirement obligation will have no impact on its earnings. For NSTAR's regulated utilities, which follow SFAS 71, NSTAR would establish regulatory assets or liabilities to defer any differences between the liabilities established for ratemaking purposes and those recorded as required under SFAS 143.

For NSTAR's regulated utility businesses, cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. Since NSTAR applies SFAS 71 to its regulated utility businesses, it will continue to include removal costs in depreciation expense and will quantify the removal costs included in accumulated depreciation as regulatory liabilities in footnote disclosure. NSTAR estimates that as of March 31, 2003, there is approximately $234 million of removal costs, not yet incurred, included in accumulated depreciation.

NSTAR has identified several long-lived assets, in which it has legal obligations to remove such property, for its non-regulated businesses. Based on current information and assumptions, NSTAR recorded an increase in non-utility plant of approximately $0.6 million, an asset retirement liability of approximately $1 million and a cumulative effect of adoption after tax, reducing net income by $0.4 million in 2003. The cumulative effect adjustment is recorded as part of Depreciation and amortization expense on the accompanying Condensed Consolidated Statements of Income.

Generating Assets Divestiture

    Blackstone Station

On April 8, 2003, Cambridge Electric completed the sale of the land and buildings constituting Blackstone Station to Harvard University (Harvard) for $14.6 million; the net proceeds from the sale were used to reduce Cambridge Electric's transition charge. The sale by Cambridge Electric was approved by the MDTE during the first quarter. At the same time, NSTAR Steam completed the sale of its Blackstone steam assets and contracts to Harvard for $3 million and will recognize a gain of $2.7 million in the second quarter of 2003. Under the terms of this agreement, NSTAR Steam will continue to manage the day-to-day operations of the steam plant on this site for one year after the sale. Cambridge Electric divested its electric generating assets consistent with the provisions of the Massachusetts Electric Restructuring Act of 1997 (Restructuring Act).

Rate and Regulatory Proceedings

a.  Pension and Postretirement Benefit Obligations Other Than
    Pensions (PBOP)

On April 16, 2003, Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas (together, "the Company") submitted a request to the MDTE for approval to establish a reconciliation adjustment mechanism to provide for the recovery of costs associated with the Company's obligations to provide its employees pension benefits and PBOP.

The Company's proposal is intended to give effect to the accounting treatment previously approved by the MDTE, through a reconciling ratemaking mechanism that will provide rate stability and ensure that customers pay no more or no less than the amounts needed to extend pension and PBOP benefits to the Company's employees. In addition, this mechanism will ensure that the financial integrity of the Company is not impaired by financial reporting requirements and cash flow issues that arise from the extreme volatility of pension and PBOP funding obligations.

The Company's proposed reconciliation adjustment mechanism does not result in any immediate change (increase or decrease) in prices paid by customers and allows the Company to recover the same types of pension and PBOP costs that have always been recovered in rates. In addition, the proposed reconciliation adjustment mechanism removes the extreme volatility in rates that may be the result of requirements of existing financial accounting standards, provides for more timely recovery of costs from or refunds of gains to customers, provides for an annual filing, true-up and review by the MDTE, carves out pension and PBOP costs from regular distribution rates so that the MDTE may review them annually, and ensures that benefit trust funds are sufficient to provide NSTAR employees with the benefits to which they are entitled.

The MDTE has historically permitted the recovery of prudently incurred expenditures relating to pension and PBOP benefits for the Company's employees. The Company consistently contributes to trust funds that hold and invest the contributions until benefits are paid.

The Company is requesting that the MDTE approve the reconciliation adjustment mechanism by August 1, 2003.

The Company cannot determine the timing and ultimate outcome of this request.

This action does not preclude NSTAR's utility companies from pursuing a general base rate increase in the future. The companies' four-year rate freeze expires in the third quarter of this year.

b.  Service Quality Index

On February 28, 2003, NSTAR Electric and NSTAR Gas filed their 2002 Service Quality Reports with the MDTE that reflected significant improvements in reliability and performance and indicate that no penalty will be assessed for that period. These penalties are monitored on a monthly basis to determine NSTAR's contingent liability, and if NSTAR determines it is probable that a liability has been incurred and is estimable, NSTAR would then accrue an appropriate liability. Any MDTE settlement or rate order that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period when such settlement or rate order is issued.

Through March 31, 2003, NSTAR Electric's performance has met or exceeded the applicable established benchmarks; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the summer period.

c.  Retail Electric Rates

The electric distribution companies obtain and resell power to retail customers through either standard offer service or default service for those who choose not to buy energy from a competitive energy supplier. Standard offer service will be available to eligible customers through February 2005 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Restructuring Act. New retail customers in the NSTAR Electric service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. The price of default service is intended to reflect the average competitive market price for power. As of March 31, 2003 and December 31, 2002, customers of NSTAR Electric had approximately 18% and 27%, respectively, of their load requirements provided by competitive suppliers. The decline in customers served by competitive suppliers declined due to changes in market pricing. Approximately 2,500 customers (totaling approximately 350 mw) have moved from competitive supply to Default Service in the first quarter of 2003.

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

d.  Natural Gas Rates

NSTAR Gas generates revenues primarily through the sale and/or transportation of natural gas. Gas sales and transportation services are divided into two categories: firm, whereby NSTAR Gas must supply gas and/or transportation services to customers on demand; and interruptible, whereby NSTAR Gas may, generally during colder months, temporarily discontinue service to high volume commercial and industrial customers. Sales and transportation of gas to interruptible customers do not materially affect NSTAR Gas' operating income because substantially all of the margin for such service is returned to its firm customers as rate reductions.

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

Other Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued. Based on the information currently available, NSTAR does not believe that it is probable that any such additional legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

Results of Operations - Three Months Ended March 31, 2003 vs.
Three Months Ended March 31, 2002

The following section of NSTAR's MD&A compares the results of operations for each of the quarters ended March 31, 2003 and 2002, respectively, and should be read in conjunction with the accompanying condensed consolidated financial statements and notes included elsewhere in this report.

Earnings per common share were as follows:
                        Three Months Ended March 31,
                         2003       2002   % Change
       Basic            $0.80      $0.65       23.1
      Diluted           $0.79      $0.64       23.4

Earnings were $42.3 million, or $0.80 and $0.79 per basic and diluted common share, respectively, for the first three months of 2003. For the same period in 2002, NSTAR reported income of $34.3 million, or $0.65 and $0.64 per basic and diluted common share, respectively. Factors that contributed to the $8 million, or 23.3%, increase in the current quarter's earnings include higher electric and gas sales due to the unseasonably cold winter weather conditions during 2003 as compared to milder than normal conditions experienced during the same period in 2002. This positive effect was partially tempered by the continued impact on the region of the current economic slowdown. Retail electric and firm gas sales increased by 9% and a 27.9%, respectively, and maintenance expense decreased by $4.8 million. Other factors occurring during the current quarter included an increase in pension and other postretirement benefit costs of approximately $4 million, higher bad debt expense of approximately $2.5 million, the absence in 2003 of the gain realized on the sale of insurance company demutualized common shares of $1.5 million, a tax valuation credit of $1.6 million, and higher total debt costs of approximately $0.7 million.

The results of operations for the three-month period ended March 31, 2003 are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note A.2 to the accompanying Condensed Consolidated Financial Statements.

The following is a summary of electric and gas energy sales for the periods indicated:
                         Three Months Ended March 31,
                                 2003         2002     % Change
Retail Electric Sales - MWH
   Residential              1,764,933    1,529,834       15.4
   Commercial               3,017,625    2,787,677        8.2
   Industrial                 396,560      425,824       (6.9)
   Other                       78,234       77,781        0.6
     Total retail sales     5,257,352    4,821,116        9.0
                            =========    =========
Firm Gas Sales - BBTU
   Residential                 11,640        9,213       26.3
   Commercial                   7,167        6,035       18.8
   Industrial                   2,071        1,132       83.0
   Other                        1,341          992       35.2
     Total firm sales          22,219       17,372       27.9
                            =========    =========

Weather conditions greatly impact the change in electric and, to a larger extent, gas sales and revenues in NSTAR's service area. The first quarter period of 2003 was significantly colder than the same period in 2002 with below normal temperatures throughout the three-month period. March 2003 was the sixth below normal month in succession. Below is comparative information on heating degree days for the three-month periods ending March 31, 2003 and 2002 and the number of degree days in a "normal" first quarter period as represented by a 30-year average.

                                                             Normal
                                                             30-Year
                                           2003       2002   Average

Heating degree days                       4,283      3,362    3,967
  Percentage change from prior year        27.4%     (16.1)%
  Percentage change from 30-year average    8.0%     (15.3)%

Operating revenues

Operating revenues for the first three months of 2003 increased
8% from the same period in 2002, primarily resulting from increases in gas and electric sales. The major revenue components were as follows:

                                              (in thousands)

  Retail electric revenues                      $  (30,231)
  Wholesale electric revenues                       (9,593)
  Gas revenues                                      88,846
  Other revenues                                     9,305
    Increase in operating revenues              $   58,327
                                                ==========

Retail electric revenues were $492.7 million in the first quarter of 2003 compared to $522.9 million in the same period of 2002, a decrease of $30.2 million, or 6%. The decrease in retail revenues reflects lower standard offer and default service rates that were partially offset by a 9% increase in retail kilowatt-hour (kWh) sales. Transition revenues were $15.8 million higher due to an increase in rates. Transmission revenues increased by $5.9 million and were supplemented by higher distribution revenues of $10.1 million. The change in NSTAR's retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.

As shown in the table above, the 9% increase in the current quarter's retail kWh sales primarily reflects higher sales in the residential and commercial sectors. NSTAR Electric's sales to residential and commercial customers were approximately 34% and 57%, respectively, of its total retail sales mix for the current quarter and provided nearly all of its distribution revenue. The 6.9% decline in industrial sector sales reflects the continued slowdown in economic conditions that resulted from reduced production or facility closings. The industrial sector comprises approximately 8% of NSTAR's energy sales.

Wholesale electric revenues were $9.7 million in the first quarter of 2003 compared to $19.3 million in the same period of 2002, a decrease of $9.6 million, or 50%. This decrease in wholesale revenues reflects the expiration of four wholesale power supply contracts. After October 31, 2005, NSTAR will no longer have contracts for the supply of wholesale power. Amounts collected from wholesale customers are credited to retail customers through the transition charge. Therefore, the expiration of these contracts has no impact on results of operations.

Gas sales revenues were $200.7 million in the first quarter of 2003 compared to $111.8 million in the same period of 2002, an increase of $88.9 million, or 80%. The increase in revenues is attributable to the 27.9% increase in firm sales and transportation due to the significantly colder weather, the higher cost of gas supply and additional customers. NSTAR Gas' firm sales to residential, commercial and industrial customers were approximately 52%, 32% and 9%, respectively, of total firm sales for the current three-month period.

Other revenues were $60.5 million in the first quarter of 2003 compared to $51.2 million in the same period of 2002, an increase of $9.3 million, or 18%. This increase primarily reflects higher unregulated steam revenue as a result of the significantly colder weather.

Operating expenses

The cost of gas sold, representing NSTAR Gas' supply expense, was $130.1 million for the first quarter of 2003 compared to $55.3 million in the same period of 2002, an increase of $74.8 million, or 135%, due to the recognition of the higher cost of gas supply and the significant increase in sales. These expenses are also fully reconciled to the current level of revenues collected.

Despite higher retail and wholesale electric sales of 5%, purchased power costs were $304.1 million in the first quarter of 2003 compared to $340.4 million in the same period of 2002, a decrease of $36.3 million, or 11%. The decrease is primarily the result of the recognition of $49.1 million relating to the deferred standard offer and default service supply costs for current period under-collection of these costs. NSTAR adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $109.9 million in the first quarter of 2003 compared to $106.3 million in the same period of 2002, an increase of $3.6 million, or 3%. This increase reflects approximately $4 million in pension-related and postretirement benefits expense. As a result of the Accounting Order received from the MDTE in the fourth quarter of 2002, NSTAR deferred approximately $8.4 million of pension and other postretirement benefit expenses in the first quarter. The increased level of pension costs and other postretirement benefit costs are anticipated to continue through 2003. Also, bad debt expense increased by $2.5 million due to higher energy sales and the negative implications of the downturn in the economy. These factors were somewhat offset by reduced maintenance expense of $4.8 million due primarily to improvements made in electric distribution services in 2002.

Depreciation and amortization expense was $62.1 million in the first quarter of 2003 compared to $60.6 million in the same period of 2002, an increase of $1.5 million, or 3%. The increase primarily reflects higher depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $16.9 million in the first quarter of 2003 compared to $16.4 million in the same period of 2002, an increase of $0.5 million, or 3%, primarily due to timing of DSM expense which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings. In addition, NSTAR earns incentive amounts in return for increased customer participation.

Property and other taxes were $26.4 million in the first quarter of 2003 compared to $27 million in the same period of 2002, a decrease of $0.6 million, or 2%. This slight decrease was due to lower payroll taxes that were partially offset by higher overall municipal property taxes, particularly for the City of Boston.

Income taxes attributable to operations were $28.5 million in the first quarter of 2003 compared to $22.5 million in the same period of 2002, an increase of $6 million, or 27%, reflecting higher pre-tax operating income.

Other income, net

Other income was approximately $1.1 million in the first quarter of 2003 compared to approximately $1.5 million in the same period of 2002, a decrease in other income of approximately $0.4 million. The decrease was due primarily to the absence in 2003 of $1.5 million in gains realized on the sale of demutualized insurance company common shares and $1.6 million related to deferred tax valuation allowance adjustments recognized in 2002. These current period reductions in other income were partially offset by higher equity investment earnings of $0.2 million, higher income from heating products and various other income items of $2.5 million, including the impact of taxes applicable to all other income sources in 2003.

Interest charges

Interest on long-term debt and transition property securitization certificates was $40.5 million in the first quarter of 2003 compared to $37.8 million in the same period of 2002, an increase of $2.7 million, or 7%. The increase in interest expense primarily reflects the impact of the October 15, 2002 Boston Edison issuance of $400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures (1.87563% for the period January 15, 2003 to April 14, 2003) priced at three month LIBOR plus 50 basis points. These new debentures increased interest expense by $5.4 million in the first quarter of 2003. Partially offsetting this increase was the absence in 2003 of $1.2 million in interest on Boston Edison's early redemption of its $60 million 8.25% Debentures in September 2002 and the repayment of its transition property securitization certificates of $69.3 million that resulted in reduced interest expense of $1.1 million. Securitization interest represents interest on debt collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture. These certificates are non-recourse to Boston Edison.

Short-term and other interest expense was $3.9 million in the first quarter of 2003 compared to $5.9 million in the same period of 2002, a decrease of $2 million, or 34%. This decrease is primarily attributable to both lower borrowing rates and a lower average level of short-term debt outstanding that averaged $223.6 million and $626.5 million in the first quarter of 2003 and 2002, respectively. Interest rates on these borrowings averaged 1.5% and 1.9%, respectively.

Liquidity

Period to period fluctuations in the levels of net cash provided by operating activities are not indicative of the results that may be expected for an entire year. The fluctuations for the three-month periods ended March 31, 2003 and 2002 are primarily due to changes in incurred energy costs and the timing of the recovery levels of energy costs during the period. Changes in other working capital requirements also impact the comparison of operating cash flows.

The net cash provided by operating activities for the quarterly period ended March 31, 2003 was $72.2 million as compared to $186.5 million in 2002. Despite the increase in earnings over the prior year, the comparison of operating cash flows in 2003 vs. 2002 is impacted by an $18 million increase in contributions to NSTAR's qualified pension plan and $65 million received in 2002 as part of the completion of a development project. In addition to these factors, the timing of the recovery of energy costs reduced operating cash flows by $50 million in comparison to 2002. These energy costs will be recovered with a return from customers in future periods. There is no impact on earnings from timing of the recovery of energy costs.

The net cash used in investing activities of $54.7 million was utilized primarily for capital expenditures related to transmission and distribution systems. The net cash used in financing activities of $43.8 million was primarily the result of long-term debt redemptions and sinking fund payments of $183.4 million and dividends paid of $29.1 million offsetting short-term borrowings of $168.8 million.

The IRS is in the process of completing its audit of COM/Energy's income tax returns for 1997, 1998 and 1999. Before completion of these audits, and before the end of the third quarter of 2003, it is expected that the IRS National Office will provide a response to a Request for Technical Advice to be filed by the IRS examining agents. Should NSTAR's position be challenged as a result of the IRS Request for Technical Advice, it is probable that NSTAR will make a payment to the IRS of approximately $60 million in order to stop the accrual of interest on the potential tax deficiency. NSTAR intends to vigorously defend its position, which is supported by an opinion from an independent tax advisor, relative to this transaction and anticipates pursuing a refund of the amount paid plus interest. In addition, NSTAR would pursue regulatory rate recovery for the interest on tax deficiencies should any amounts ultimately be incurred as a result of this transaction. It is probable that any amounts incurred as a result of this transaction will be fully recovered from NSTAR's customers.

For the first quarter of 2003, actual capital spending was approximately $55 million primarily including system reliability infrastructure improvement projects incurred by NSTAR Electric and Gas operations and expenditures in connection with Advanced Energy Systems' generation expansion project. Capital investments in 2003 are expected to be approximately $286 million.

NSTAR's projected primary uses of cash for 2003 include capital expenditures, dividend payments and debt reductions. In the first quarter of 2003, debt financing activities included the retirement of: $150 million of Boston Edison's 6.8% Debentures, $17 million in securitization certificates and ComElectric's 7.43% $15 million Term Loan.

Future capital spending programs and the related estimates are subject to revision due to changes in regulatory requirements, changes in transmission and distribution system requirements, environmental standards, availability and cost of capital, interest rates and other assumptions. Management continuously reviews its capital expenditure and financing programs.

     Sources of Additional Capital and Financial Covenant
     Requirements

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at March 31, 2003 and December 31, 2002. NSTAR's long-term debt other than the Mortgage Bonds of NSTAR Gas is unsecured.

The Transition Property Securitization Certificates held by Boston Edison's subsidiary, BEC Funding, LLC, are collaterized with a securitized regulatory asset with a balance of $476.5 million as of March 31, 2003. Boston Edison, as servicing agent for BEC Funding, collected $25.8 million in the first quarter of 2003. These collected funds are remitted daily to the trustee of BEC Funding. These Certificates are non-recourse to Boston Edison.

NSTAR has a credit facility of $350 million that consists of a three year, $175 million revolving credit agreement that expires on November 14, 2005 and a 364-day, $175 million agreement that expires on November 14, 2003. At March 31, 2003 and December 31, 2002, there were no amounts outstanding under these revolving credit agreements. These arrangements serve as backup to NSTAR's $350 million commercial paper program that, at March 31, 2003 and December 31, 2002, had $86 million and $63.5 million outstanding, respectively. In October 2002, following receipt of the proceeds of Boston Edison's $500 million debt issue, the proceeds were used to pay down short-term debt balances. Under the terms of this credit agreement, NSTAR is required to maintain certain debt to capitalization ratios. At March 31, 2003 and December 31, 2002, NSTAR was in full compliance with all of its covenants in connection with its short-term credit facilities.

Boston Edison has approval from the FERC to issue short-term debt securities from time to time on or before December 31, 2004, with maturity dates no later than December 31, 2005, in amounts such that the aggregate principal does not exceed $350 million at any one time. Boston Edison has a credit facility with a 364-day, $350 million revolving credit agreement that expires on November 14, 2003. At March 31, 2003, there was no amount outstanding under this revolving credit agreement. These arrangements serve as backup to Boston Edison's $350 million commercial paper program that had $176 million balance at March 31, 2003 and no outstanding balance at December 31, 2002. In October 2002, following receipt of the proceeds of its $500 million debt issue, its short-term debt balance was reduced to zero. Under the terms of this agreement, Boston Edison is required to maintain certain debt to capitalization ratios. At March 31, 2003 and December 31, 2002, Boston Edison was in full compliance with all of its covenants in connection with its short-term credit facilities.

In addition, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $165 million available under several lines of credit and had $105.4 million and $135.1 million outstanding under these lines of credit at March 31, 2003 and December 31, 2002, respectively. ComElectric and Cambridge Electric have FERC authorization to issue short-term debt securities from time to time on or before November 30, 2004 and June 27, 2004, with maturity dates no later than November 29, 2005 and June 26, 2005, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

On November 24, 2002, the MDTE issued an order approving ComElectric's request for long-term debt financing up to a maximum level of $150 million to be issued from time-to-time on or before December 31, 2004. In the second quarter of 2003, it is anticipated that ComElectric will enter into a $150 million, three-year variable rate unsecured Term Loan with a group of banks. The net proceeds will be used to repay outstanding short-term debt balances. For financial reporting purposes, $150 million of Notes payable has been reclassified on the accompanying Condensed Consolidated Balance Sheets as Long-term debt to reflect this transaction.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

NSTAR's exposure to financial market risk results primarily from fluctuations in interest rates. There have been no material changes to NSTAR's market risks as disclosed in NSTAR's Annual
Report on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

NSTAR's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, NSTAR carried out an evaluation, under the supervision and with the participation of NSTAR's management, including NSTAR's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NSTAR's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that NSTAR's disclosure controls and procedures are effective (1) to timely alert them to material information relating to NSTAR's information required to be disclosed by NSTAR in the reports that it files or submits under the Securities Exchange Act of 1934 (2) to ensure that appropriate information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Subsequent to the date of that evaluation, there have been no significant changes in NSTAR's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 1.  Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued. Based on the information currently available, NSTAR does not believe that it is probable that any such additional legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of NSTAR was held on May 1, 2003. The holders of NSTAR's Common Shares elected three Class I trustees to serve until the Annual Meeting to be held in the year 2006 and until the election and qualification of their respective successors. In addition, the holders of NSTAR's Common Shares voted against the adoption of a shareholder proposal, as further described below. Proxies for 43,347,362 shares, or 81.7%, of the 53,032,546 shares entitled to vote were present at the Annual Meeting, constituting a quorum.

Proposal 1 - Election of Trustees

The following table sets forth the names of the three persons elected at the Annual Meeting to serve as trustees until 2006 and the number of votes cast for or withheld with respect to each person. Trustees are elected by a plurality of votes present and entitled to vote at the Annual Meeting.

  Class I Trustee                  Votes For     Votes Withheld

  Thomas G. Dignan, Jr.            42,254,447       1,092,915
  Franklin M. Hundley              41,817,632       1,529,730
  Gerald L. Wilson                 41,868,060       1,479,302

Proposal 2 - Shareholder Proposal

In the matter of the number of votes cast for, against or withheld with respect to approval of a shareholder proposal requesting that the Company annually publish in the proxy statement an accounting along with explanation of the standards and procedures governing NSTAR's charitable donations program, 3,849,927 votes were cast for this proposal, 27,613,090 votes were against and 2,176,669 votes abstained. As a result, the proposal failed to pass.

Item 6.  Exhibits and Reports on Form 8-K
a)  Exhibits filed herewith or incorporated by reference (as indicated):

     Exhibit 4 -  Instruments Defining the Rights of Security
                  Holders, Including Indentures

          4.1     Boston Edison Company Revolving Credit
                  Agreement dated November 15, 2002 (Boston Edison
                  Form 10-Q for the quarter ended March 31, 2003,
                  File No. 1-2301).

          -- Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

     Exhibit 15 - Letter Re Unaudited Interim Financial Information

         15.1     PricewaterhouseCoopers LLP Consent.

     Exhibit 99 - Additional Exhibits

         99.1     Certification Statement of Chief Executive
                  Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification Statement of Chief Financial
                  Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.3     Report of Independent Accountants

b) Reports on Form 8-K:

A report on Form 8-K was filed on January 3, 2003 following the MDTE approval received on December 20, 2002 to allow NSTAR to defer as a regulatory asset, an additional minimum liability, and the difference between the level of pension and postretirement benefits that is included in rates and the amounts that would have been recorded under SFAS 87 and SFAS 106 in 2003.

A report on Form 8-K was filed on January 23, 2003 that announced
NSTAR's financial and operating results for the fourth quarter and the year ended December 31, 2002.



                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 NSTAR
                                             (Registrant)



Date: May 9, 2003                     /s/ R. J. WEAFER, JR.
                                      Robert J. Weafer, Jr.
                                      Vice President, Controller
                                      and Chief Accounting Officer


          Sarbanes - Oxley Section 302(a) Certification
I, Thomas J. May, certify that:

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

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 9, 2003         By:  /s/ THOMAS J. MAY
                                Thomas J. May
                                Chairman, President and
                                Chief Executive Officer


           Sarbanes - Oxley Section 302(a) Certification

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

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
         Date;

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

Date:   May 9, 2003        By:  /s/ JAMES J. JUDGE
                                James J. Judge
                                Senior Vice President, Treasurer
                                and Chief Financial Officer