Form 10-Q
period 2003-06-30
NSTAR/MA
filed 2003-08-11
CIK 1035675

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2003


                               or

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

           Class                   Outstanding at August 8, 2003
Common Shares, $1 par value              53,032,546 shares

                              NSTAR

        Form 10-Q - Quarterly Period Ended June 30, 2003

                              Index
Part I. Financial Information                                  Page No.

  Item 1.    Financial Statements -

             Condensed Consolidated Statements of Income           3

             Condensed Consolidated Statements of
               Comprehensive Income                                4

             Condensed Consolidated Statements of
               Retained Earnings                                   4

             Condensed Consolidated Balance Sheets               5 - 6

             Condensed Consolidated Statements of Cash Flows       7

             Notes to Condensed Consolidated
               Financial Statements                              8 - 19

  Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations    19 - 35

  Item 3.    Quantitative and Qualitative Disclosure about
               Market Risk                                         36

  Item 4.    Controls and Procedures                               36

Part II. Other Information

  Item 1.    Legal Proceedings                                     36

  Item 6.    Exhibits and Reports on Form 8-K                      37

  Signature                                                        38


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

Part I - Financial Information
Item 1.  Financial Statements
                              NSTAR
           Condensed Consolidated Statements of Income
                           (Unaudited)
            (in thousands, except earnings per share)
                                          Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                            2003        2002        2003        2002
Operating revenues                      $647,910    $593,270  $1,411,465  $1,298,498

Operating expenses:
  Purchased power and cost of gas sold   349,369     299,964     783,608     695,658
  Operations and maintenance             104,870     108,636     214,794     214,889
  Depreciation and amortization           57,459      56,883     119,603     117,508
  Demand side management and
    renewable energy programs             15,404      15,447      32,274      31,872
  Property and other taxes                22,755      24,152      49,134      51,201
  Income taxes                            23,917      19,127      52,439      41,594
    Total operating expenses             573,774     524,209   1,251,852   1,152,722

Operating income                          74,136      69,061     159,613     145,773
Other income (deductions):
  Write-down of RCN investment, net            -     (27,601)          -     (27,601)
  Other income, net                        6,614       6,353       7,670       7,886
  Other deductions, net                     (571)       (455)     (1,188)       (464)
   Total other income (deductions), net    6,043     (21,703)      6,482     (20,179)

Interest charges:
  Long term debt                          29,557      28,016      61,336      56,038
  Transition property securitization       8,221       9,325      16,905      19,130
  Short-term debt and other interest       3,616       4,488       7,529      10,385
  Allowance for borrowed funds used
    during construction (AFUDC)             (859)       (161)     (2,147)       (440)
      Total interest charges              40,535      41,668      83,623      85,113
Net income                                39,644       5,690      82,472      40,484
Preferred stock dividends of subsidiary      490         490         980         980
Earnings available for common
  shareholders                          $ 39,154    $  5,200  $   81,492  $   39,504
                                        ========    ========  ==========  ==========
Weighted average common shares
outstanding:
    Basic                                 53,033      53,033      53,033      53,033
                                          ======      ======      ======      ======
    Diluted                               53,404      53,331      53,358      53,294
                                          ======      ======      ======      ======
Earnings per common share:
    Basic                                  $0.74       $0.10       $1.54       $0.75
                                           =====       =====       =====       =====
    Diluted                                $0.73       $0.10       $1.53       $0.74
                                           =====       =====       =====       =====
Dividends declared per common share        $0.54       $0.53       $1.08       $1.06
                                           =====       =====       =====       =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
    Condensed Consolidated Statements of Comprehensive Income
                           (Unaudited)
                         (in thousands)

                                   Three Months Ended     Six Months Ended
                                         June 30,               June 30,
                                      2003        2002       2003      2002

Net income                        $ 39,644    $  5,690   $ 82,472  $ 40,484

Other comprehensive income, net:
  Unrealized gain (loss) on
    investments                     14,612        (977)    16,816    (7,862)
  Reclassification adjustment for
    loss included in net income          -       7,992          -     6,489
  Deferred income taxes                  -      (2,509)         -       480
Comprehensive income              $ 54,256    $ 10,196   $ 99,288  $ 39,591
                                  ========    ========   ========  ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
     Condensed Consolidated Statements of Retained Earnings
                           (Unaudited)
                         (in thousands)

                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                       2003          2002       2003        2002

Balance at the beginning of
  the period                       $396,586      $340,335   $382,886    $334,138
Add:
  Net income                         39,644         5,690     82,472      40,484
    Subtotal                        436,230       346,025    465,358     374,622
Deduct:
Dividends declared:
  Common shares                      28,637        28,109     57,275      56,216
  Preferred stock                       490           490        980         980
    Subtotal                         29,127        28,599     58,255      57,196
Balance at the end of the period   $407,103      $317,426   $407,103    $317,426
                                   ========      ========   ========    ========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NSTAR
              Condensed Consolidated Balance Sheets
                          (in thousands)
                                               (Unaudited)
                                                  June 30,    December 31,
                                                     2003            2002

Assets

Utility plant in service, at original cost    $ 4,152,840     $ 4,090,843
  Less: accumulated depreciation                1,348,346       1,309,270
                                                2,804,494       2,781,573
Construction work in progress                      93,228          66,047
  Net utility plant                             2,897,722       2,847,620

Non-utility property, net                         148,808         129,918

Goodwill                                          445,248         451,374
Equity and other investments                       86,097          52,236

Current assets:
  Cash and cash equivalents                        15,794          53,438
  Restricted cash                                  34,323          33,899
  Accounts receivable, net and accrued
    unbilled revenues                             340,784         345,848
  Inventory, at average cost                       63,798          58,555
  Other                                            26,282          14,886
    Total current assets                          480,981         506,626

Deferred debits:
  Regulatory assets - other                       791,973         802,200
  Regulatory asset - power contracts              672,262         773,922
  Regulatory asset - pension costs                435,415         425,755
  Other                                            93,659         133,624
                                                1,993,309       2,135,501

  Total assets                                $ 6,052,165     $ 6,123,275
                                              ===========     ===========













The accompanying notes are an integral part of the condensed consolidated financial statements.


                              NSTAR
              Condensed Consolidated Balance Sheets
                          (in thousands)
                                                   (Unaudited)
                                                     June 30,  December 31,
                                                         2003          2002
Capitalization and Liabilities

Common equity:
  Common shares, par value $1 per share
    (100,000,000 shares authorized;
    53,032,546 shares issued and outstanding)     $    53,033   $    53,033
  Premium on common shares                            867,007       870,877
  Retained earnings                                   407,103       382,886
  Accumulated other comprehensive income (loss)         9,325        (7,491)
    Total common equity                             1,336,468     1,299,305

Cumulative non-mandatory redeemable preferred stock
of subsidiary                                          43,000        43,000

Long-term debt                                      1,791,546     1,645,465
Transition property securitization                    411,081       445,890
    Total long-term debt                            2,202,627     2,091,355

    Total capitalization                            3,582,095     3,433,660

Current liabilities:
  Long-term debt                                        9,666       172,191
  Transition property securitization                   38,959        40,555
  Notes payable                                       224,500       198,600
  Accounts payable                                    247,602       230,939
  Accrued expenses                                    249,955       239,160
  Deferred income taxes                                33,150         4,692
    Total current liabilities                         803,832       886,137

Deferred credits:
  Accumulated deferred income taxes and unamortized
     investment tax credits                           692,124       675,881
  Power contracts                                     672,262       773,922
  Pension liability                                   138,892       177,675
  Other                                               162,960       176,000
                                                    1,666,238     1,803,478

Commitments and contingencies

    Total capitalization and liabilities          $ 6,052,165   $ 6,123,275
                                                   ==========   ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.


                              NSTAR
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)
                                                Six Months Ended June 30,
                                                     2003           2002
Operating activities:
  Net income                                    $  82,472      $  40,484
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                 120,014        117,508
    Deferred income taxes and investment tax
      credits                                      51,691         17,254
    Loss on write-down of RCN investment                -         27,601
    Allowance for borrowed funds used during
       construction                                (2,148)          (440)
  Net changes in:
    Accounts receivable                             5,064        195,960
    Accounts payable                               16,663        (35,707)
    Other current assets                          (17,063)        12,134
    Other current liabilities                      35,320         15,810
  Net change from other operating activities     (122,432)       (38,055)
Net cash provided by operating activities         169,581        352,549

Investing activities:
  Plant expenditures (excluding AFUDC)           (139,527)      (168,072)
  Proceeds on sale of property                     17,572              -
  Other investments                                 1,008          8,973
Net cash used in investing activities            (120,947)      (159,099)

Financing activities:
  Long-term debt redemptions                     (166,854)       (33,550)
  Transition property securitization              (36,406)       (32,811)
  Long-term debt issuance                         150,000              -
  Debt issue costs                                   (663)             -
  Net change in notes payable                      25,900        (80,947)
  Dividends paid                                  (58,255)       (57,196)
Net cash used in financing activities             (86,278)      (204,504)

Net decrease in cash and cash equivalents         (37,644)       (11,054)
Cash and cash equivalents at beginning of year     53,438         11,655
Cash and cash equivalents at end of period      $  15,794      $     601
                                                =========      =========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest, net of amounts capitalized          $  81,342      $  76,449
                                                =========      =========
  Income taxes                                  $  11,235      $  19,453
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

Note A.  Business Organization and Summary of Significant
         Accounting Policies

1.  About NSTAR

NSTAR is an energy delivery company serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 300,000 gas customers in 51 communities. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (collectively operating as "NSTAR Electric") and NSTAR Gas Company (NSTAR Gas). Reference in this report to "NSTAR" shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires. Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR also has ownership interests in and conducts non-utility, unregulated operations.

2.  Basis of Consolidation and Accounting

The financial information presented as of June 30, 2003 and for the periods ended June 30, 2003 and 2002 have been prepared from NSTAR's books and records without audit by independent accountants. However, NSTAR's independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 of that Act and the independent accountants' liability under Section 11 does not extend to it. Financial information as of December 31, 2002 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.
Certain immaterial reclassifications have been made to the prior year data to conform with the current presentation.

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

The results of operations for the three and six month periods ended June 30, 2003 and 2002 are not indicative of the results that may be expected for an entire year. Kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall, as sales tend to vary with weather conditions. Gas sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Stock Option Plan

NSTAR applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plan. No stock-based employee compensation expense for option grants is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if NSTAR had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                          Three Months Ended   Six Months Ended
                                                 June 30,          June 30,
(in thousands, except per share amounts)     2003       2002     2003      2002

Net income, as reported                   $39,644    $ 5,690  $82,472   $40,484
Add: Share grant incentive compensation
   expense included in reported net
   income, net of related tax effects         542        429      997       730
Deduct: Total share grant and stock
   option compensation expense determined
   under fair value method for all
   awards, net of related tax effects        (779)      (584)  (1,377)   (1,040)

Pro forma net income                      $39,407    $ 5,535  $82,092   $40,174
                                          =======    =======  =======   =======

Earnings per share:
  Basic - as reported                       $0.74      $0.10    $1.54     $0.75
  Basic - pro forma                         $0.73      $0.10    $1.53     $0.74
  Diluted - as reported                     $0.73      $0.10    $1.53     $0.74
  Diluted - pro forma                       $0.73      $0.09    $1.52     $0.74

4.  New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is intended to improve the accounting for these financial instruments that, under previous guidance, issuers could account for as equity. This Statement requires that these instruments be classified as liabilities on the balance sheet. NSTAR adopted SFAS 150 effective July 1, 2003 and assessed the requirements of the standard and has not identified any financial instruments to which SFAS 150 applies. In addition, NSTAR has not entered into, nor modified any financial instrument since May 31, 2003. As a result, the implementation of this Statement has not had an impact on its financial position or results of operations.

In June 2003, the Derivatives Implementation Group (DIG), a working group of the FASB, issued DIG No. C20, "Scope Exceptions:
Interpretation of the Meaning of 'Not Clearly and Closely Related' in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature," which clarified the interpretation of clearly and closely related contracts that include price adjustments. This interpretation also established transition guidance for those contracts that had previously met the normal purchases and sales exception under previous guidance but may not meet the scope exception under this interpretation. For NSTAR, the effective date of DIG Issue No. C20 is October 1, 2003.
NSTAR is currently assessing the impact of this interpretation on its current derivative contracts. The adoption of DIG Issue No. C20 would not result in an earnings impact.

Note B.  Asset Retirement Obligations

On January 1, 2003, NSTAR adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This Statement establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations under lease arrangements. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.
When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

NSTAR has identified certain insignificant long-lived assets, including obligations under lease and easement arrangements, and has determined that it is legally responsible to remove such property.

For its regulated utility businesses, NSTAR has identified legal retirement obligations that are currently not material to its financial statements. The recognition of a potential asset retirement obligation will have no impact on its earnings. In accordance with SFAS 71, for NSTAR's regulated utilities, NSTAR would establish regulatory assets or liabilities to defer any differences between the liabilities established for ratemaking purposes and those recorded as required under SFAS 143.

For NSTAR's regulated utility businesses, cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. Since NSTAR applies SFAS 71 to its regulated utility businesses, it will continue to include removal costs in depreciation expense and will quantify the removal costs included in accumulated depreciation as regulatory liabilities in footnote disclosure. NSTAR estimates that as of June 30, 2003, there is approximately $232 million of removal costs, not yet incurred, included in accumulated depreciation.

NSTAR has identified several long-lived assets, in which it has legal obligations to remove such property, for its non-regulated businesses. Based on current information and assumptions, NSTAR, in the first quarter of 2003, recorded an increase in non-utility plant of approximately $0.6 million, an asset retirement liability of approximately $1 million and a cumulative effect of adoption after tax, reducing net income by $0.4 million in 2003. The cumulative effect adjustment is recorded as part of Depreciation and amortization expense on the accompanying Condensed Consolidated Statements of Income.

Note C.  Investments - Available for Sale Securities

NSTAR classifies its investment in marketable securities as available for sale. These investments include 11.6 million common shares of RCN Corporation (RCN). The total carrying value of the 11.6 million RCN common shares is included in Equity and other investments on the accompanying Condensed Consolidated Balance Sheets at its estimated fair value of approximately $23 million at June 30, 2003. The fair value of the 11.6 million shares held may increase or decrease as a result of changes in the market value of RCN common shares. As of June 30, 2003, December 31, 2002 and June 30, 2002, the market value per share of RCN was $1.98, $0.53 and $1.37, respectively. The unrealized gain or loss associated with these shares will fluctuate due to the changes in fair value of these securities during each period and is reflected, net of associated income taxes, as a component of Other comprehensive income, net on the accompanying Condensed Consolidated Statements of Comprehensive Income. The cumulative increase or decrease in fair value of these shares are included in Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets.

Note D.  Derivative Instruments - Power Contracts

NSTAR accounts for its power contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The accounting for derivative financial instruments is subject to change based on the guidance received from the DIG of FASB. In October 2001, the DIG issued No. C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity," which specifically addressed the interpretation of clearly and closely related contracts that qualify for the normal purchases and sales exception under SFAS 133. The conclusion reached by the DIG was that contracts with a pricing mechanism that is subject to future adjustment based on a generic index that is not specifically related to the contracted service commodity generally would not qualify for the normal purchases and sales exception.

NSTAR has six purchased power contracts that contain components with pricing mechanisms that are based on a pricing index, such as the GNP or CPI. Although these factors are only applied to certain ancillary pricing components of these agreements, as required by the interpretation of DIG Issue C15, NSTAR began recording these contracts at fair value on its Consolidated Balance Sheets during 2002. This action resulted in the recognition of a liability for the fair value of the above-market portion of these contracts at June 30, 2003 and December 31, 2002 of approximately $579 million and $701 million, respectively, and is a component of Deferred credits - Power contracts on the accompanying Condensed Consolidated Balance Sheets. This decline in above-market costs during the current period was primarily due to an increase in wholesale energy prices during the first half of 2003. NSTAR collects all of its purchased power costs from its customers; therefore, it has recorded a corresponding regulatory asset to reflect the future recovery. Therefore, as a result of this regulatory treatment, the recording of the fair value of these contracts on NSTAR's accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

In June 2003, the DIG issued No. C20, as previously defined, which clarified the interpretation of clearly and closely related contracts that include price adjustments. DIG Issue No. C20 is not effective until October 1, 2003. See Note A.4., "New Accounting Standards," for further discussion on this topic.

Note E.  Other Utility Matters

1.  Blackstone Station

On April 8, 2003, Cambridge Electric completed the sale of the land and buildings constituting Blackstone Station to Harvard University (Harvard) for $14.6 million; the net proceeds from the sale were used to reduce Cambridge Electric's transition charge. The sale by Cambridge Electric was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) during the first quarter of 2003. Also on April 8, 2003, NSTAR Steam Corporation completed the sale of its Blackstone steam assets to Harvard for $3 million. The net impact of these transactions resulted in a pretax gain of $1.5 million in the second quarter of 2003.

2.  Service Quality Index

On February 28, 2003, NSTAR Electric and NSTAR Gas filed their 2002 Service Quality Reports with the MDTE that reflected significant improvements in reliability and performance; the reports indicate that no penalty will be assessed for that period. NSTAR monitors its service quality continuously to determine its contingent liability, and if it were determined that a liability has been incurred and is estimable, an appropriate liability would be accrued. Any MDTE determination that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period when such rate order is issued.

Through June 30, 2003, NSTAR Electric's performance has met or exceeded the applicable established benchmarks such that no liability has been accrued; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the summer period.

3.  Regulatory Proceedings

On August 4, 2003, NSTAR Electric filed proposed Standard Offer Service Fuel Adjustment (SOSFA) rates with the MDTE to be effective September 1, 2003. In the past, the MDTE has allowed companies to adjust to rapidly changing market costs of oil and natural gas used to generate electricity. The Boston Edison SOSFA will be reduced to zero following an increase in this rate adjustment to 0.902 cents per kilowatt-hour that was effective May 1, 2003. The decrease in this rate is due to lower fuel costs from its contracted power suppliers. The ComElectric and Cambridge Electric SOSFA is proposed to increase on September 1, 2003 by 0.522 cents per kilowatt-hour to a level of 1.424 cents per kilowatt-hour due to higher fuel costs from their contracted wholesale power suppliers. The SOSFA remained at zero from April 1, 2002 through April 30, 2003 for the NSTAR Electric companies. The MDTE has ruled that these fuel index adjustments are excluded from the 15% rate reduction requirement under the Restructuring Act.

During the second quarter of 2003, the MDTE issued an order approving ComElectric's and Cambridge Electric's standard offer, default service, transmission, and transition costs and revenues for 2001. This order finalized all outstanding matters relating to the true-up filings for 2001. Among other things, this order included adjustments for emission allowances relating to the Cannon Street facility, a former generating station.

Also in the second quarter of 2003, NSTAR Electric submitted to the Independent System Operator - New England (ISO-NE) its updated transmission rates including scheduling and dispatch costs associated with Regional Network Service (RNS). Pursuant to the Federal Energy Regulatory Commission (FERC)-regulated formula rates in the Open Access Transmission Tariff, the RNS costs (and subsequent charges) are trued-up as of June 1 of each year, based upon the cost information for the prior calendar year. These new rates went into effect on June 1, 2003.

In addition to the RNS rates, NSTAR Electric completed the annual true-up for 2002 costs associated with the FERC-regulated Local Network Service and set these new rates to become effective on June 1, 2003 for Boston Edison and July 1, 2003 for Cambridge Electric and ComElectric.

In connection with these various true-up filings, NSTAR Electric recognized $8.6 million, included in revenues, as an adjustment to previously established liabilities.

Note F.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets include $50.5 million and $50.7 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of June 30, 2003 and December 31, 2002, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2003 and the actual effective income tax rate for the year ended
December 31, 2002:

                                                        2003        2002
Statutory tax rate                                      35.0%       35.0%
State income tax, net of federal income tax benefit      5.2         4.8
Investment tax credit amortization                      (0.6)       (3.2)
Other                                                    1.1         0.7
  Effective tax rate before write-down and tax
     valuation allowance adjustment                     40.7        37.3
Adjustment to tax valuation allowance and write-
  down of RCN investment                                (3.0)       (4.0)
  Effective tax rate                                    37.7%       33.3%
                                                        ====        ====

1.  Tax Valuation Allowance

During the second quarter of 2003, NSTAR sold property that resulted in capital gains for income tax purposes. As a result of these transactions, NSTAR recognized $4.1 million of deferred tax benefits related to its tax valuation allowance. As of June 30, 2003, the remaining balance in the tax valuation allowance is $49 million.

2.  Tax Gain on Generating Assets

The IRS has completed its audit of Commonwealth Energy System's income tax returns for the years 1997, 1998, and 1999 with the exception of making a decision on the issue of the gain on the sale of the generating assets. The IRS examining agents have filed a Request for Technical Advice with the IRS National Office with regard to this issue. The request was received by the National Office on June 5, 2003. Although this request was filed under the new IRS procedures intended to result in an expedited response, a final decision may not occur until early October 2003. Should NSTAR's position be challenged as a result of the IRS Request for Technical Advice, it is probable that NSTAR will make a payment to the IRS of approximately $60 million in order to stop the accrual of interest on the potential tax deficiency. NSTAR intends to vigorously defend its position, which is supported by an opinion from an independent tax advisor, relative to this transaction and anticipates pursuing a refund of the amount paid plus interest. In addition, NSTAR would pursue regulatory rate recovery for the interest on tax deficiencies should any amounts ultimately be incurred as a result of this transaction. It is probable that any amounts incurred as a result of this transaction will be fully recovered from NSTAR's customers.

Note G.  Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net income, after deductions for preferred dividends, by the weighted average common shares outstanding during the year. SFAS No. 128, "Earnings per Share," requires the disclosure of diluted EPS. Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares is increased to include the number of dilutive potential common shares. Diluted EPS reflects the impact on shares outstanding of the deferred (nonvested) shares and stock options granted, adjusted for forfeitures, under the NSTAR 1997 Share Incentive Plan.

The following table summarizes the reconciling amounts between basic and diluted EPS:
                                         Three Months Ended   Six Months Ended
                                               June 30,             June 30,
(in thousands, except per share amounts)    2003       2002      2003     2002

  Earnings available for
    common shareholders                  $39,154    $ 5,200   $81,492  $39,504
  Basic EPS                                $0.74      $0.10     $1.54    $0.75
  Diluted EPS                              $0.73      $0.10     $1.53    $0.74

Weighted average common shares
  outstanding for basic EPS               53,033     53,033    53,033   53,033
Effect of diluted shares:
Weighted average dilutive
  potential common shares                    371        298       325      261
Weighted average common shares
  outstanding for diluted EPS             53,404     53,331    53,358   53,294
                                          ======     ======    ======   ======

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

Financial data for the operating segments were as follows:
                                 Utility Operations Unregulated  Consolidated
(in thousands)                   Electric       Gas  Operations         Total

Three months ended June 30,
2003
Operating revenues            $  538,858   $  83,889  $  25,163    $  647,910
Segment net income            $   33,352   $     143  $   6,149    $   39,644
2002
Operating revenues            $  494,925   $  63,882  $  34,463    $  593,270
Segment net income (loss)(a)  $   29,210   $     845  $ (24,365)   $    5,690

Six months ended June 30,
2003
Operating revenues            $1,063,350   $ 284,754  $  63,361    $1,411,465
Segment net income            $   56,503   $  19,261  $   6,708    $   82,472
2002
Operating revenues            $1,050,919   $ 177,688  $  69,891    $1,298,498
Segment net income (loss)(a)  $   48,168   $  13,502  $ (21,186)   $   40,484

Total assets
June 30, 2003                 $5,195,906   $ 610,885  $ 245,374    $6,052,165
December 31, 2002             $5,285,143   $ 620,956  $ 217,176    $6,123,275

(a) Unregulated operations net income in 2002 includes an impairment charge of $27.6 million for the three and six-month periods ended June 30, 2002.

Note I.  Commitments and Contingencies

1. Environmental Matters

As of June 30, 2003, NSTAR's subsidiaries are involved in 7 state-regulated properties ("Massachusetts Contingency Plan, or "MCP" sites") where oil or other hazardous materials were previously spilled or released. The NSTAR subsidiaries are required to clean up or otherwise remediate these properties in accordance with specific state regulations. There are uncertainties associated with the remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. Estimates of approximately $0.7 million and $0.8 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002, respectively.

In addition to the MCP sites, NSTAR subsidiaries also face possible liability as a result of involvement in 13 multi-party disposal sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for these sites. Estimates of approximately $3.5 million and $3.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002, respectively.

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

NSTAR Gas is participating in the assessment of four former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action. The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of June 30, 2003 and December 31, 2002, NSTAR has recorded a liability of approximately $4.8 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party. A corresponding regulatory asset has been recorded that reflects the future rate recovery for these costs.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR's responsibilities for such sites evolve or are resolved. NSTAR's ultimate liability for future environmental remediation costs may vary from these estimates. Based on NSTAR's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR does not believe that these environmental remediation costs will have a material adverse effect on NSTAR's consolidated financial position or results of operations for a reporting period.

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

Note J.  Long-Term Debt Issuance

On May 14, 2003, ComElectric entered into a $150 million, three-year variable rate unsecured Term Loan with a group of banks.
The rate was set at 1.875% for the initial six months. The net proceeds were used to repay outstanding short-term debt balances.

Note K.  Pension and Postretirement Benefits Other Than Pensions
         (PBOP) Adjustment Mechanism Tariff Filing

On April 16, 2003, Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas (together, "the Company") submitted a request to the MDTE for approval to establish a reconciliation adjustment mechanism to provide for the recovery of costs associated with the Company's obligations to provide its employees pension and PBOP benefits.

The Company's proposal is intended to give effect to the accounting treatment previously approved by the MDTE, through a reconciling ratemaking mechanism that will provide rate stability and ensure that customers pay no more or no less than the amounts needed to extend pension and PBOP benefits to the Company's employees.

The proposed reconciliation adjustment mechanism removes the volatility in costs that may be the result of requirements of existing financial accounting standards, provides for more timely recovery of costs from or refunds of gains to customers, provides for an annual filing, true-up and review by the MDTE and excludes pension and PBOP costs from regular distribution rates so that the MDTE may review them annually.

The MDTE has historically permitted the recovery of prudently incurred expenditures relating to pension and PBOP benefits for the Company's employees. The Company consistently contributes amounts over and above the IRS minimum requirements to trust funds that hold and invest the contributions until benefits are paid.

The Company had requested that the MDTE approve the reconciliation adjustment mechanism by August 1, 2003. In June, the MDTE notified the Company that it would issue an order on October 1, 2003. The Company cannot determine the ultimate outcome of this proceeding.

In November 2002, NSTAR filed a request with the MDTE for an accounting ruling to mitigate the impact of the non-cash charge to Other Comprehensive Income (OCI) in 2002 and the increases in expected pension and PBOP costs in 2003. On December 20, 2002, the MDTE approved the Accounting Order. Based on this Accounting Order and an opinion from legal counsel regarding the probability of recovery of these costs in the future, NSTAR recorded a regulatory asset in lieu of taking a charge to OCI at December 31, 2002. In addition, the order permits NSTAR to defer, as a regulatory asset or liability, the difference between the level of pension and PBOP expense that is included in rates and the amounts that are required to be recorded under the pension and PBOP accounting rules beginning in 2003.

As of June 30, 2003, the regulatory asset - pension costs of $435.4 million, recorded as a result of this accounting ruling, consists of the prepaid pension asset ($257 million) and includes the additional minimum liability ($168.7 million) incurred at December 31, 2002, and the 2003 deferral of pension expenses allowed under the Accounting Order, of $9.7 million. Regulatory assets - other includes the 2003 deferral of PBOP expense, per the Accounting Order, of $3.8 million. These regulatory assets are shown as part of Deferred debits in the accompanying Condensed Consolidated Balance Sheets. The ultimate outcome of this proceeding regarding the reconciliation mechanism mentioned above could impact the carrying value of these regulatory assets.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (MD&A)

The accompanying MD&A should be read in conjunction with the MD&A in NSTAR's 2002 Annual Report on Form 10-K and its March 31, 2003
Quarterly Report on Form 10-Q.

Overview

NSTAR is an energy delivery company serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric customers in 81 communities and 300,000 gas customers in 51 communities. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (collectively operating as "NSTAR Electric") and NSTAR Gas Company (NSTAR Gas). Reference in this report to "NSTAR" shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires. Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR also has ownership interests in and conducts non-utility, unregulated operations.

Cautionary Statement

This MD&A contains certain forward-looking statements such as forecasts and projections of expected future performance or statements of NSTAR management's plans and objectives. These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what NSTAR expected. Actual results could potentially differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. The effects of cost control procedures, changes in weather, economic conditions, tax rates, interest rates, technology, and prices and availability of operating supplies could materially affect actual results quarter to quarter and projected operating results.

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

Asset Retirement Obligations

On January 1, 2003, NSTAR adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS
143). This Statement establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations under lease arrangements. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

NSTAR has identified certain insignificant long-lived assets, including obligations under lease and easement arrangements, and has determined that it is legally responsible to remove such property.

For its regulated utility businesses, NSTAR has identified legal retirement obligations that are currently not material to its financial statements. The recognition of a potential asset retirement obligation will have no impact on its earnings. In accordance with SFAS 71, for NSTAR's regulated utilities, NSTAR would establish regulatory assets or liabilities to defer any differences between the liabilities established for ratemaking purposes and those recorded as required under SFAS 143.

For NSTAR's regulated utility businesses, cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. Since NSTAR applies SFAS 71 to its regulated utility businesses, it will continue to include removal costs in depreciation expense and will quantify the removal costs included in accumulated depreciation as regulatory liabilities in footnote disclosure. NSTAR estimates that as of June 30, 2003, there is approximately $232 million of removal costs, not yet incurred, included in accumulated depreciation.

NSTAR has identified several long-lived assets, in which it has legal obligations to remove such property, for its non-regulated businesses. Based on current information and assumptions, NSTAR, in the first quarter of 2003, recorded an increase in non-utility plant of approximately $0.6 million, an asset retirement liability of approximately $1 million and a cumulative effect of adoption after tax, reducing net income by $0.4 million in 2003. The cumulative effect adjustment is recorded as part of Depreciation and amortization expense on the accompanying Condensed Consolidated Statements of Income.

Generating Assets Divestiture

    Blackstone Station

On April 8, 2003, Cambridge Electric completed the sale of the land and buildings constituting Blackstone Station to Harvard University (Harvard) for $14.6 million; the net proceeds from the sale were used to reduce Cambridge Electric's transition charge. The sale by Cambridge Electric was approved by the MDTE during the first quarter of 2003. Also on April 8, 2003, NSTAR Steam Corporation (NSTAR Steam) completed the sale of its Blackstone steam assets to Harvard for $3 million. The net impact of these transactions resulted in a pretax gain of $1.5 million in the second quarter of 2003.

Rate and Regulatory Proceedings

a.  Pension and Postretirement Benefits Other Than Pensions
    (PBOP)

On April 16, 2003, Boston Edison, Cambridge Electric, ComElectric and NSTAR Gas (together, "the Company") submitted a request to the MDTE for approval to establish a reconciliation adjustment mechanism to provide for the recovery of costs associated with the Company's obligations to provide its employees pension and PBOP benefits.

The Company's proposal is intended to give effect to the accounting treatment previously approved by the MDTE, through a reconciling ratemaking mechanism that will provide rate stability and ensure that customers pay no more or no less than the amounts needed to extend pension and PBOP benefits to the Company's employees.

The proposed reconciliation adjustment mechanism removes the volatility in costs that may be the result of requirements of existing financial accounting standards, provides for more timely recovery of costs from or refunds of gains to customers, provides for an annual filing, true-up and review by the MDTE and excludes pension and PBOP costs from regular distribution rates so that the MDTE may review them annually.

The MDTE has historically permitted the recovery of prudently incurred expenditures relating to pension and PBOP benefits for the Company's employees. The Company consistently contributes amounts over and above the IRS minimum requirements to trust funds that hold and invest the contributions until benefits are paid.

The Company had requested that the MDTE approve the reconciliation adjustment mechanism by August 1, 2003. In June, the MDTE notified the Company that it would issue an order on October 1, 2003. The Company cannot determine the ultimate outcome of this proceeding.

In November 2002, NSTAR filed a request with the MDTE for an accounting ruling to mitigate the impact of the non-cash charge to Other Comprehensive Income (OCI) in 2002 and the increases in expected pension and PBOP costs in 2003. On December 20, 2002, the MDTE approved the Accounting Order. Based on this Accounting Order and an opinion from legal counsel regarding the probability of recovery of these costs in the future, NSTAR recorded a regulatory asset in lieu of taking a charge to OCI at December 31, 2002. In addition, the order permits NSTAR to defer, as a regulatory asset or liability, the difference between the level of pension and PBOP expense that is included in rates and the amounts that are required to be recorded under the pension and PBOP accounting rules beginning in 2003.

As of June 30, 2003, the regulatory asset - pension of $435.4 million, recorded as a result of this accounting ruling, consists of the prepaid pension asset ($257 million) and includes the additional minimum liability ($168.7 million) incurred at December 31, 2002, and the 2003 deferral of pension expenses allowed under the Accounting Order, of $9.7 million. Regulatory assets - other includes the 2003 deferral of PBOP expense, per the Accounting Order, of $3.8 million. These regulatory assets are shown as part of Deferred debits in the accompanying Condensed Consolidated Balance Sheets. The ultimate outcome of this proceeding regarding the reconciliation mechanism mentioned above could impact the carrying value of these regulatory assets.

This action does not preclude NSTAR's utility companies from pursuing a general base rate increase in the future. The companies' four-year rate freeze expires in the third quarter of this year.

b.  Service Quality Index

On February 28, 2003, NSTAR Electric and NSTAR Gas filed their 2002 Service Quality Reports with the MDTE that reflected significant improvements in reliability and performance; the reports indicate that no penalty will be assessed for that period. NSTAR monitors its service quality continuously to determine its contingent liability, and if it were determined that a liability has been incurred and is estimable, an appropriate liability would be accrued. Any MDTE determination that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period when such rate order is issued.

Through June 30, 2003, NSTAR Electric's performance has met or exceeded the applicable established benchmarks such that no liability has been accrued; however, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak-demand period anticipated during the summer period.

c.  Retail Electric Rates

NSTAR Electric obtains and resells power to retail customers through either standard offer service or default service for those who choose not to buy energy from a competitive energy supplier. Standard offer service will be available to eligible customers through February 2005 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Restructuring Act. New retail customers in the NSTAR Electric service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. The price of default service is intended to reflect the average competitive market price for power. As of June 30, 2003 and December 31, 2002, customers of NSTAR Electric had approximately 15% and 27%, respectively, of their load requirements provided by competitive suppliers. The decline in customers served by competitive suppliers was due to changes in market pricing. Approximately 3,500 customers (totaling approximately 500 mw) have moved from competitive supply to Default Service in the first half of 2003.

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

Results of Operations - Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The following section of MD&A compares the results of operations for each of the three month periods ended June 30, 2003 and 2002, respectively, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report.

Earnings per common share were as follows:
                          Three Months Ended June 30,
                               2003         2002

         Basic               $ 0.74       $ 0.10
         Diluted             $ 0.73       $ 0.10

Earnings available for common shareholders were $39.2 million, or $0.74 and $0.73 per basic and diluted common share, respectively, for the quarter ended June 30, 2003. For the same period in 2002, NSTAR reported earnings available for common shareholders of $5.2 million, or $0.10 per basic and diluted common share. Earnings for 2002 include a non-cash, after-tax charge of $27.6 million, or $0.52 per basic share, related to the impairment of NSTAR's investment in RCN Corporation (RCN) that is further discussed below. For the current period, the cool spring weather conditions resulted in increased retail electric and firm gas sales of 2.5% and 18.7%, respectively, as compared to milder than normal conditions experienced during the same period in 2002. This positive effect was partially tempered by the continued impact on the region of the current economic slowdown. Other factors contributing to the increase in earnings were a decrease in operations and maintenance expense of $3.7 million and an incremental recognition of a deferred income tax benefit of $2.5 million resulting from a previously established tax valuation allowance.

In 2002, consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares was significantly below its carrying value. On June 19, 2002, NSTAR received an additional 7.5 million shares from the third and final exchange of its investment in the RCN joint venture pursuant to an amended Joint Venture Agreement.
The market value of RCN common shares continued to decline during 2002 and had not closed above NSTAR's carrying value of $3.75 per share since November 27, 2001. As a result, NSTAR recognized a $27.6 million write-down of its total 11.6 million RCN shares to a market value of $1.37 per share as of June 30, 2002.

The results of operations for the three-month period ended June 30, 2003 and 2002 are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues and the variability of weather patterns. Refer to Note A.2, "Basis of Consolidation and Accounting," in the accompanying Unaudited Condensed Consolidated Financial Statements.

The following is a summary of electric and gas energy sales for the periods indicated:
                           Three Months Ended June 30,
                            2003         2002      %Change
Retail Electric Sales -
MWH
   Residential            1,396,317     1,312,923      6.4
   Commercial             2,922,562     2,851,551      2.5
   Industrial               411,584       450,770     (8.7)
   Other                     36,096        34,736      3.9
     Total retail sales   4,766,559     4,649,980      2.5
                          =========     =========

Firm Gas Sales - BBTU
   Residential                3,422         2,726     25.5
   Commercial                 2,985         3,110     (4.0)
   Industrial and other       1,845         1,117     65.2
     Total firm sales         8,252         6,953     18.7
                          =========     =========

Weather conditions impact electric and, to a larger extent, gas sales in NSTAR's service area. The second quarter of 2003 was significantly cooler than the same period in 2002 with below normal temperatures throughout the three-month period. The average daily temperature during the second quarter of 2003 was
3.3 degrees, or 5.7%, below normal.

Operating revenues

Operating revenues for the second quarter of 2003 increased $54.6 million, or 9%, from the same period in 2002, primarily resulting from increases in gas and retail electric revenues.  The major revenue component changes were as follows:
                                               (in thousands)
          Retail electric revenues               $  47,219
          Wholesale electric revenues              (13,109)
          Gas revenues                              17,741
          Other revenues                             2,789
            Increase in operating revenues       $  54,640
                                                 =========

Retail electric revenues were $515.1 million in the second quarter of 2003 compared to $467.9 million in the same period of 2002, an increase of $47.2 million, or 10%. The increase in retail revenues reflects the 2.5% increase in retail kilowatt-hour (kWh) sales, which resulted in standard offer and default service revenues increasing by $19.4 million. Transition revenues were $11.9 million higher due to an increase in rates. Transmission revenues increased by $6.1 million partially due to an increase in the transmission revenue requirement.
Distribution and other retail revenues increased by $10.1 million due to higher sales. The change in NSTAR Electric's retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income. In addition, in the second quarter of 2003, NSTAR Electric recorded $8.6 million as an adjustment to previously established liabilities resulting from the various favorable regulatory decisions in connection with true-up filings.

As shown in the table above, the 2.5% increase in the current quarter's retail kWh sales primarily reflects higher sales in the residential and commercial sectors. NSTAR Electric's sales to residential and commercial customers were approximately 29% and 62%, respectively, of its total retail sales mix for the current quarter. The 8.7% decline in industrial sector sales reflects the continued slowdown in economic conditions that has resulted in reduced production or facility closings. The industrial sector comprises approximately 9% of NSTAR's energy sales.

Wholesale electric revenues were $3.8 million in the second quarter of 2003 compared to $16.9 million in the same period of 2002, a decrease of $13.1 million, or 78%. This decrease in wholesale revenues reflects the expiration of four wholesale power supply contracts. After October 31, 2005, NSTAR Electric will no longer have contracts for the supply of wholesale power. Amounts collected from wholesale customers are credited to retail customers through the transition charge. Therefore, the expiration of these contracts will have no impact on results of operations.

Gas sales revenues were $80.4 million in the second quarter of 2003 compared to $62.7 million in the same period of 2002, an increase of $17.7 million, or 28%. The increase in revenues is attributable to the 18.7% increase in firm sales due to the significantly cooler weather, the higher cost of gas supply and additional customers. NSTAR Gas' firm sales to residential, commercial and industrial and other customers were approximately 41%, 36% and 23%, respectively, of total firm sales for the current three-month period.

Other revenues were $48.6 million in the second quarter of 2003 compared to $45.8 million in the same period of 2002, an increase of $2.8 million, or 6%. This increase primarily reflects higher unregulated steam revenue as a result of the cooler weather and increased fuel costs.

Operating expenses

The cost of gas sold, representing NSTAR Gas' supply expense, was $50.6 million in the second quarter of 2003 compared to $34 million in the same period of 2002, an increase of $16.6 million, or 49%. The increase was due to the recognition of the higher cost of gas supply and the significant increase in sales. These expenses are also fully reconciled to the current level of revenues collected.

Purchased power costs were $298.8 million in the second quarter of 2003 compared to $265.9 million in the same period of 2002, an increase of $32.9 million, or 12%, due to higher retail electric sales of 2.5% and higher standard offer and default service supply costs. NSTAR Electric adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $104.9 million in the second quarter of 2003 compared to $108.6 million in the same period of 2002, a decrease of $3.7 million, or 3%. This decrease primarily reflects a reduction in operations and maintenance expense in connection with improvements made in electric distribution services in 2002. Partially offsetting this decrease was approximately $8.6 million in incremental pension-related and postretirement benefits costs. However, pursuant to the Accounting Order received from the MDTE in the fourth quarter of 2002, NSTAR deferred approximately $5.1 million of these expenses in the second quarter, reducing the net increase in pension and postretirement expenses by $3.5 million. Refer to "Rate and Regulatory Proceedings" in this MD&A for further discussion. The increased level of pension costs and other postretirement benefit costs will continue through 2003. Also, bad debt expense increased by $3.8 million due to higher retail revenue and the negative implications of the downturn in the economy.

Depreciation and amortization expense was $57.5 million in the second quarter of 2003 compared to $56.9 million in the same period of 2002, an increase of $0.6 million, or 1%. The increase primarily reflects higher depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $15.4 million in the second quarter of both 2003 and 2002. The levels of these expenses are primarily due to timing of DSM expense, which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings. In addition, NSTAR earns incentive amounts in return for increased customer participation.

Property and other taxes were $22.8 million in the second quarter of 2003 compared to $24.2 million in the same period of 2002, a decrease of $1.4 million, or 6%. This decrease was due to a reduction in overall municipal property taxes due to lowered fiscal year 2003 municipal property tax rates and assessments and lower payroll tax expense due to lower payroll costs.

Income taxes attributable to operations were $23.9 million in the second quarter of 2003 compared to $19.1 million in the same period of 2002, an increase of $4.8 million, or 25%, reflecting higher pre-tax operating income.

Other income, net

Other income, net was approximately $6 million in the second quarter of 2003 compared to expense of $21.7 million in the same period of 2002, an increase in other income of approximately $27.7 million. Excluding the 2002 RCN impairment charge of $27.6 million, the second quarter of 2002 reflected other income, net of $5.9 million. Other income in 2003 includes Cambridge Electric's and NSTAR Steam's sale of Blackstone Station and its assets to Harvard University that resulted in a pretax gain of $1.5 million. Other income also includes the recognition of $4.1 million in deferred income tax benefits related to deferred tax valuation allowance adjustments recognized in 2003. In 2002, other income, net included $2.4 million in gains realized on the sale of demutualized insurance company common shares and $1.6 million related to deferred tax valuation allowance adjustments.

Interest charges

Interest on long-term debt and transition property securitization certificates was $37.8 million in the second quarter of 2003 compared to $37.3 million in the same period of 2002, an increase of $0.5 million, or 1%. The increase in interest expense primarily reflects the impact of the October 15, 2002 Boston Edison issuance of $400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures priced at three month LIBOR plus 50 basis points (at a weighted average interest rate of 1.80% for the current three-month period). These new debentures increased interest expense by $5.3 million in the second quarter of 2003. Partially offsetting this increase was the absence in 2003 of $1.2 million in interest on Boston Edison's early redemption of its $60 million 8.25% Debentures in September 2002 and the repayment of its transition property securitization certificates of $19.4 million that resulted in reduced interest expense of $1.1 million. Securitization interest represents interest on debt collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture. These certificates are non-recourse to Boston Edison.

Short-term and other interest expense was $3.6 million in the second quarter of 2003 compared to $4.5 million in the same period of 2002, a decrease of $0.9 million, or 20%. This decrease is primarily attributable to both lower borrowing rates and a lower average level of short-term debt outstanding that averaged $299.7 million and $557 million in the second quarter of 2003 and 2002, respectively. Interest rates on these borrowings averaged 1.3% and 1.9%, respectively.

Results of Operations - Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The following section of MD&A compares the results of operations for each of the six-month periods ended June 30, 2003 and 2002, respectively, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere in this report.

Earnings per common share were as follows:
                                Six Months Ended June 30,
                                 2003       2002   % Change
           Basic               $ 1.54     $ 0.75      105.3
           Diluted             $ 1.53     $ 0.74      106.8

Earnings available for common shareholders were $81 million, or $1.54 and $1.53 per basic and diluted common share, respectively, for the first six months of 2003. For the same period in 2002, NSTAR reported earnings available for common shareholders of $39.5 million, or $0.75 and $0.74 per basic and diluted share, respectively. Factors that contributed to the $42 million, or 103.7%, increase in the current six-months' earnings include the absence of an impairment charge related to NSTAR's investment in RCN that occurred in 2002 and the unseasonably cold winter weather and cool spring conditions in 2003 that resulted in increased retail electric and firm gas sales of 5.8% and 25.3%, respectively, as compared to milder than normal conditions experienced during the same period in 2002. This positive effect was partially tempered by the continued impact on the region of the current economic slowdown. Operations and maintenance expense was nearly level with the prior year. Earnings also included the incremental recognition of a deferred income tax benefit of $2.5 million resulting from a previously established tax valuation allowance.

In 2002, consistent with the performance of the telecommunications sector as a whole, the market value of RCN's common shares continued to decrease significantly below its carrying value. The market value of RCN common shares had not closed above NSTAR's carrying value of $3.75 per share since November 27, 2001. As a result, NSTAR recognized a $27.6 million write-down of its total 11.6 million RCN shares to a market value of $1.37 per share as of June 30, 2002.

The results of operations for the six-month periods ended June 30, 2003 and 2002, are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues. Refer to Note A.2, "Basis of Consolidation and Accounting," in the accompanying Condensed Consolidated Financial Statements.

The following is a summary of electric and gas energy sales for the periods indicated:
                            Six Months Ended June 30,
                                  2003          2002  % Change
Retail Electric Sales - MWH
   Residential               3,161,250     2,842,757      11.2
   Commercial                5,971,018     5,668,781       5.3
   Industrial                  808,144       876,594      (7.8)
   Other                        83,499        82,964       0.6
     Total retail sales     10,023,911     9,471,096       5.8
                            ==========     =========

Firm Gas Sales - BBTU
   Residential                  15,062        11,939      26.2
   Commercial                   10,152         9,145      11.0
   Industrial and other          5,257         3,241      62.2
     Total firm sales           30,471        24,325      25.3
                             =========     =========

Weather conditions impact electric and, to a larger extent during colder weather, gas sales in NSTAR's service area. The first half of 2003 was significantly colder than the same period in 2002 with below normal temperatures throughout the current six-month period. Below is comparative information on heating degree days for the six-month periods ending June 30, 2003 and 2002 and the number of degree days in a "normal" half-year period as represented by a 30-year average. A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees. Each degree below or above the base temperature is measured in one degree day.

                                                              Normal
                                                             30-Year
                                             2003     2002   Average

Heating degree days                         4,245    3,375   3,782
  Percentage change from prior year          25.8%   (10.8)%
  Percentage change from 30-year average     12.2%   (10.8)%

Cooling degree days                            97      159     176
  Percentage change from prior year         (39.0)%  (42.4)%
  Percentage change from 30-year average    (44.9)%   (9.1)%

Operating revenues

Operating revenues for the first six months of 2003 increased 9% from the same period in 2002, primarily resulting from increases in gas and retail electric revenues. The major revenue component changes were as follows:

                                              (in thousands)
           Retail electric revenues             $   16,987
           Wholesale electric revenues             (22,701)
           Gas revenues                            106,587
           Other revenues                           12,094
             Increase in operating revenues     $  112,967
                                                ==========

Retail electric revenues were $1,007.9 million in the first six-months of 2003 compared to $990.9 million in the same period of 2002, an increase of $17 million, or 2%. The increase in retail revenues reflects the 5.8% increase in retail kilowatt-hour (kWh) sales. Transition revenues were $27.7 million higher due to an increase in rates. Transmission revenues increased by $12 million partially due to an increase in the transmission revenue requirement. Distribution revenues increased by $11 million due to higher sales. Standard offer and default service revenues declined by $46 million due to lower overall rates. The change in NSTAR's retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income. In addition, in the second quarter of 2003, NSTAR Electric recorded $8.6 million as an adjustment to previously established liabilities resulting from the various favorable regulatory decisions in connection with true-up filings.

As shown in the table above, the 5.8% increase in the current six-month period's retail kWh sales primarily reflects higher sales in the residential and commercial sectors. NSTAR Electric's sales to residential and commercial customers were approximately 32% and 60%, respectively, of its total retail sales mix for the current period and provided nearly all of its distribution revenue. The 7.8% decline in industrial sector sales reflects the continued slowdown in economic conditions that resulted in reduced production or facility closings. The industrial sector comprises approximately 8% of NSTAR's energy sales.

Wholesale electric revenues were $13.5 million in the first half of 2003 compared to $36.2 million in the same period of 2002, a decrease of $22.7 million, or 63%. This decrease in wholesale revenues reflects the expiration of four wholesale power supply contracts. After October 31, 2005, NSTAR Electric will no longer have contracts for the supply of wholesale power. Amounts collected from wholesale customers are credited to retail customers through the transition charge. Therefore, the expiration of these contracts will have no impact on results of operations.

Gas sales revenues were $281.1 million in the first half of 2003 compared to $174.5 million in the same period of 2002, an increase of $106.6 million, or 61%. The increase in revenues is attributable to the 25.3% increase in firm sales and transportation due to the significantly colder weather, the higher cost of gas supply and additional customers. NSTAR Gas' firm sales to residential, commercial and industrial and other customers were approximately 50%, 33% and 17%, respectively, of total firm sales for the current six-month period.

Other revenues were $109.1 million in the first half of 2003 compared to $97 million in the same period of 2002, an increase of $12.1 million, or 12%. This increase primarily reflects higher unregulated steam revenue as a result of the significantly colder weather and higher fuel costs.

Operating expenses

The cost of gas sold, representing NSTAR Gas' supply expense, was $180.8 million for the first half of 2003 compared to $89.3 million in the same period of 2002, an increase of $91.5 million, or 102%, due to the recognition of the higher cost of gas supply and the significant increase in sales. These expenses are fully reconciled to the current level of revenues collected.

Despite higher retail and wholesale electric sales of 1.2%, purchased power costs were $602.8 million in the first half of 2003 compared to $606.4 million in the same period of 2002, a decrease of $3.6 million, or 1%. The decrease is primarily the result of the recognition of $45.5 million relating to the deferred standard offer and default service supply costs for current period under-collection of these costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $214.8 million in the first half of 2003 compared to $214.9 million in the same period of 2002, a decrease of $0.1 million, or less than 1%. This decrease reflects a reduction in operations and maintenance expenses in connection with improvements made in electric distribution services in 2002. Offsetting this decline in expense was an increase of $7.5 million in pension-related and other postretirement benefits (PBOP) costs. As a result of the Accounting Order received from the MDTE in the fourth quarter of 2002, NSTAR deferred approximately $13.5 million of additional pension and PBOP expenses in the first half of 2003. Refer to "Rate and Regulatory Proceedings" in this MD&A for further discussion. The increased level of pension costs and other postretirement benefit costs will continue through 2003. Also, bad debt expense increased by $6.3 million due to higher energy sales and the negative implications of the downturn in the economy.

Depreciation and amortization expense was $119.6 million in the first half of 2003 compared to $117.5 million in the same period of 2002, an increase of $2.1 million, or 2%. The increase primarily reflects higher depreciable plant in service.

DSM and renewable energy programs expense was $32.3 million in the first half of 2003 compared to $31.9 million in the same period of 2002, an increase of $0.4 million, or 1%, primarily due to timing of DSM expense which is consistent with the collection of conservation and renewable energy revenues. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings. In addition, NSTAR earns incentive amounts in return for increased customer participation.

Property and other taxes were $49.1 million in the first half of 2003 compared to $51.2 million in the same period of 2002, a decrease of $2.1 million, or 4%. This decrease was due to lower payroll tax expense due to lower payroll costs and lower overall municipal property taxes due to a reduction in fiscal year 2003 municipal property rates and assessments.

Income taxes attributable to operations were $52.4 million in the first half of 2003 compared to $41.6 million in the same period of 2002, an increase of $10.8 million, or 26%, reflecting higher pre-tax operating income.

Other income, net

Other income, net was approximately $6.5 million in the first half of 2003 compared to expense of approximately $20.2 million in the same period of 2002, an increase in other income of approximately $26.7 million. Excluding the $27.5 million write-down of the RCN investment in 2002, other income for 2002 amounted to $7.4 million. The $0.9 million decrease in 2003 income was due primarily to the absence in the current period of $3.9 million in gains realized on the sale of demutualized insurance company common shares offset by the incremental benefit recognized related to deferred tax valuation allowance adjustments recognized in 2003. Also in 2003, other income, net includes Cambridge Electric's and NSTAR Steam's sale of Blackstone Station and its assets to Harvard University that resulted in a pretax gain of $1.5 million.

Interest charges

Interest on long-term debt and transition property securitization certificates was $78.2 million in the first half of 2003 compared to $75.2 million in the same period of 2002, an increase of $3 million, or 4%. The increase in interest expense primarily reflects the impact of the October 15, 2002 Boston Edison issuance of $400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures priced at three month LIBOR plus 50 basis points (at a weighted average interest rate of 1.87% for the current six-month period). These new debentures increased interest expense by $10.7 million in the first half of 2003. Partially offsetting this increase was the absence in 2003 of $2.5 million in interest on Boston Edison's early redemption of its $60 million 8.25% Debentures in September 2002 and the repayment of its transition property securitization certificates of $72 million that resulted in reduced interest expense of $2.2 million. Securitization interest represents interest on debt collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture. These certificates are non-recourse to Boston Edison.

Short-term and other interest expense was $7.5 million in the first half of 2003 compared to $10.4 million in the same period of 2002, a decrease of $2.9 million, or 28%. This decrease is primarily attributable to both lower borrowing rates and a lower average level of short-term debt outstanding that averaged $261.1 million and $591.8 million in the first half of 2003 and 2002, respectively. Interest rates on these borrowings averaged 1.4% and 1.91%, respectively.

Liquidity

Period to period fluctuations in the levels of net cash provided by operating activities are not indicative of the results that may be expected for an entire year. The fluctuations for the six-month periods ended June 30, 2003 and 2002 are primarily due to changes in incurred energy costs and the timing of the recovery levels of energy costs during the period. Changes in other working capital requirements also impact the comparison of operating cash flows.

The net cash provided by operating activities for the six-month period ended June 30, 2003 was $169.6 million as compared to $352.5 million in 2002. Despite the increase in earnings over the prior year, the comparison of operating cash flows in 2003 compared to 2002 is impacted by $65 million received in 2002 as part of the completion of a development project and approximately $20 million in increased contributions to NSTAR's qualified pension plan. In addition to these factors, the timing of the recovery of energy costs reduced operating cash flows by $45.5 million in the six-month period in comparison to 2002. These energy costs will be recovered with a return from customers in future periods. There is no impact on earnings from timing of the recovery of energy costs.

The net cash used in investing activities of $120.9 million consists primarily of capital expenditures related to transmission and distribution systems and the expansion of NSTAR's Advanced Energy System's, Inc. MATEP generating facility. The net cash used in financing activities of $86.3 million reflects long-term debt redemptions and sinking fund payments of $203.3 million, dividends paid of $58.3 million, net short-term borrowings of $25.9 million and the proceeds from the issuance of a $150 million term loan.

The IRS has completed its audit of Commonwealth Energy System's income tax returns for the years 1997, 1998, and 1999 with the exception of making a decision on the issue of the gain on the sale of the generating assets. The IRS examining agents have filed a Request for Technical Advice with the IRS National Office with regard to this issue. The request was received by the National Office on June 5, 2003. Although this request was filed under the new IRS procedures intended to result in an expedited response, a final decision may not occur until early October 2003. Should NSTAR's position be challenged as a result of the IRS Request for Technical Advice, it is probable that NSTAR will make a payment to the IRS of approximately $60 million in order to stop the accrual of interest on the potential tax deficiency. NSTAR intends to vigorously defend its position, which is supported by an opinion from an independent tax advisor, relative to this transaction and anticipates pursuing a refund of the amount paid plus interest. In addition, NSTAR would pursue regulatory rate recovery for the interest on tax deficiencies should any amounts ultimately be incurred as a result of this transaction. It is probable that any amounts incurred as a result of this transaction will be fully recovered from NSTAR's customers.

For the first half of 2003, actual capital spending was approximately $139.5 million primarily including system reliability infrastructure improvement projects incurred by NSTAR
Electric and Gas operations and expenditures in connection with Advanced Energy Systems' generation expansion project. Capital investments in 2003 are expected to be $286 million.

NSTAR's projected primary uses of cash for 2003 include capital expenditures, dividend payments and debt reductions. In the first half of 2003, debt financing activities included the retirement of $150 million of Boston Edison's 6.8% Debentures, $36.4 million in securitization certificates and ComElectric's 7.43% $15 million Term Loan.

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

     Sources of Additional Capital and Financial Covenant
     Requirements

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at June 30, 2003 and December 31, 2002. NSTAR's long-term debt other than the Mortgage Bonds of NSTAR Gas is unsecured.

The Transition Property Securitization Certificates held by Boston Edison's subsidiary, BEC Funding, LLC, are collaterized with a securitized regulatory asset with a balance of $459.5 million as of June 30, 2003. Boston Edison, as servicing agent for BEC Funding, collected $53.5 million in the first half of 2003. These collected funds are remitted daily to the trustee of BEC Funding. These Certificates are non-recourse to Boston Edison.

NSTAR has a credit facility of $350 million that consists of a three year, $175 million revolving credit agreement that expires on November 14, 2005 and a 364-day, $175 million agreement that expires on November 14, 2003. At June 30, 2003 and December 31, 2002, there were no amounts outstanding under these revolving credit agreements. These arrangements serve as backup to NSTAR's $350 million commercial paper program that, at June 30, 2003 and December 31, 2002, had $16.5 million and $63.5 million outstanding, respectively. In October 2002, following receipt of the proceeds of Boston Edison's $500 million debt issue, the proceeds were used to pay down short-term debt balances. Under the terms of this credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from Common equity, and to maintain a ratio of consolidated earnings before interest and taxes to consolidated total interest expense of not less than 2 to 1 for each period of four consecutive fiscal quarters. Commitment fees must be paid on the total agreement amount. At June 30, 2003 and December 31, 2002, NSTAR was in full compliance with all of the aforementioned covenants.

Boston Edison has approval from the FERC to issue short-term debt securities from time to time on or before December 31, 2004, with maturity dates no later than December 31, 2005, in amounts such that the aggregate principal does not exceed $350 million at any one time. Boston Edison has a credit facility with a 364-day, $350 million revolving credit agreement that expires on November 14, 2003. At June 30, 2003, there was no amount outstanding under this revolving credit agreement. These arrangements serve as backup to Boston Edison's $350 million commercial paper program that had a $208 million balance at June 30, 2003 and no outstanding balance at December 31, 2002. In October 2002, following receipt of the proceeds of its $500 million debt issue, its short-term debt balance was reduced to zero. Under the terms of this agreement, Boston Edison is required to maintain certain debt to capitalization ratios. At June 30, 2003 and December 31, 2002, Boston Edison was in full compliance with all of its covenants in connection with its short-term credit facilities.

In addition, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $165 million available under several lines of credit and had zero and $135.1 million outstanding under these lines of credit at June 30, 2003 and December 31, 2002, respectively. ComElectric and Cambridge Electric have FERC authorization to issue short-term debt securities from time to time on or before November 30, 2004 and June 27, 2004, with maturity dates no later than November 29, 2005 and June 26, 2005, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

In May 2003, ComElectric entered into a $150 million, three-year variable rate unsecured Term Loan with a group of banks. The net proceeds were used to repay outstanding short-term debt balances.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

     Other Events

On July 14, 2003, Mirant Corporation and certain of its subsidiaries (Mirant) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mirant currently supplies, among other services, standard offer service for approximately 13% of NSTAR Electric's standard offer load. Due to the nature of the relationship with Mirant, NSTAR does not expect an impact to its earnings.

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

NSTAR's exposure to financial market risk results primarily from fluctuations in interest rates. On May 14, 2003, Commonwealth Electric entered into a $150 million, three-year variable rate unsecured term loan with a group of banks priced at LIBOR plus
62.5 basis points. An immediate change of one percent on this term loan would cause a change in interest expense of approximately $1.5 million per year.

Item 4.  Controls and Procedures

NSTAR's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

NSTAR carried out an evaluation, under the supervision and with the participation of NSTAR's management, including NSTAR's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NSTAR's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that NSTAR's disclosure controls and procedures were effective (1) to timely alert them to material information relating to NSTAR's information required to be disclosed by NSTAR in the reports that it files or submits under the Securities Exchange Act of 1934 and (2) to ensure that appropriate information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the most recent fiscal quarter, there have been no significant changes in NSTAR's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K


a)  Exhibits:
     Exhibit 4   -  Instruments Defining the Rights of Security
                    Holders, Including Indentures

                 - Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

     Exhibits filed herewith:

     Exhibit 15  -  Letter Re Unaudited Interim Financial
                    Information

          15.1      PricewaterhouseCoopers LLP Consent

     Exhibit 31  -  Rule 13a - 15/15d-15(e) Certifications

         31.1       Certification Statement of Chief Executive
                    Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2       Certification Statement of Chief Financial
                    Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32 -  Section 1350 Certifications

         32.1       Certification Statement of Chief Executive
                    Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2       Certification Statement of Chief Financial
                    Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 99 -  Additional Exhibits

         99.1       Report of Independent Accountants

b) Reports on Form 8-K:

A report on Form 8-K was filed on April 18, 2003 by NSTAR on behalf of its utility subsidiaries for their regulatory filing for approval by the MDTE to establish a reconciliation adjustment mechanism to provide for the recovery of costs associated with NSTAR's obligations to provide its employees pension and postretirement benefits other than pensions.


A report on Form 8-K was filed/furnished on May 1, 2003 that announced NSTAR's financial and operating results for the first quarter of 2003.

                            Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 NSTAR
                                             (Registrant)



Date: August 11, 2003                 /s/ R. J. WEAFER, JR.
                                      Robert J. Weafer, Jr.
                                      Vice President, Controller
                                      and Chief Accounting Officer
