Form 10-Q
period 2003-09-30
NSTAR/MA
filed 2003-11-12
CIK 1035675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number:	1-14768

NSTAR

(Exact name of registrant as specified in its charter)

Massachusetts	04-3466300

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
800 Boylston Street, Boston, Massachusetts	02199

(Address of principal executive offices)	(Zip code)

(617) 424-2000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

The number of shares outstanding of each of the issuer's classes of common stock was 53,032,546 Common Shares, par value $1, as of November 7, 2003.

NSTAR
Form 10-Q - Quarterly Period Ended September 30, 2003

Part I. Financial Information:		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Comprehensive Income	3

	Condensed Consolidated Statements of Retained Earnings	3

	Condensed Consolidated Balance Sheets	4 - 5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

Part II. Other Information:

Item 1.	Legal Proceedings	31

Item 6.	Exhibits and Reports on Form 8-K	32

Signature		33

Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR has filed with the SEC on the SEC’s website at www.sec.gov.  In addition, certain of NSTAR’s SEC filings can be accessed free of charge on NSTAR’s website at www.nstaronline.com.  Copies of NSTAR’s filings may also be obtained by writing or calling NSTAR’s Investor Relations Department at the address or phone number on the cover of this Form 10-Q.

Part I.  Financial Information
Item 1.  Financial Statements

NSTAR
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Operating revenues	$817,791	$743,284	$2,229,256	$2,041,782

Operating expenses:
Purchased power and cost of gas sold	450,189	375,653	1,233,797	1,071,311
Operations and maintenance	122,512	108,086	337,306	322,975
Depreciation and amortization	56,674	56,534	176,277	174,042
Demand side management and renewable
energy programs	17,805	17,910	50,079	49,782
Property and other taxes	24,063	22,303	73,197	73,504
Income taxes	43,373	45,657	95,812	87,251

Total operating expenses	714,616	626,143	1,966,468	1,778,865

Operating income	103,175	117,141	262,788	262,917

Other income (deductions):
Write-down of RCN investment, net	-	-	-	(27,601)
Other income, net	1,094	3,980	8,764	12,041
Other deductions, net	(57)	(719)	(1,245)	(1,358)

Total other income (deductions), net	1,037	3,261	7,519	(16,918)

Interest charges:
Long-term debt	29,890	27,791	91,226	83,829
Transition property securitization	8,131	9,229	25,036	28,359
Short-term debt and other interest	3,753	10,155	11,282	20,540
Allowance for borrowed funds used during
construction (AFUDC)/capitalized interest	(1,714)	(490)	(3,861)	(930)

Total interest charges	40,060	46,685	123,683	131,798

Net income	64,152	73,717	146,624	114,201
Preferred stock dividends of subsidiary	490	490	1,470	1,470

Earnings available for common shareholders	$63,662	$73,227	$145,154	$112,731

Weighted average common shares outstanding:
Basic	53,033	53,033	53,033	53,033

Diluted	53,436	53,310	53,383	53,293

Earnings per common share:
Basic	$1.20	$1.38	$2.74	$2.13

Diluted	$1.19	$1.37	$2.72	$2.12

Dividends declared per common share	$0.54	$0.53	$1.62	$1.59

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income	$64,152	$73,717	$146,624	$114,201

Other comprehensive income, net:
Unrealized (loss) gain on investments	(1,624)	(10,423)	15,193	(18,285)
Reclassification adjustment for (gain) loss included
in net income	-	(887)	-	5,602
Deferred income taxes	-	468	-	948

Comprehensive income	$62,528	$62,875	$161,817	$102,466

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Balance at the beginning of the period	$407,103	$317,426	$382,886	$334,138
Add:
Net income	64,152	73,717	146,624	114,201

Subtotal	471,255	391,143	529,510	448,339

Deduct:
Dividends declared:
Common shares	28,674	28,106	85,949	84,322
Preferred stock	490	490	1,470	1,470

Subtotal	29,164	28,596	87,419	85,792

Balance at the end of the period	$442,091	$362,547	$442,091	$362,547

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(in thousands)

	(Unaudited)
	September 30,	December 31,
	2003	2002

Assets

Utility plant in service, at original cost	$4,207,523	$4,090,843
Less: accumulated depreciation	1,364,550	1,309,270

	2,842,973	2,781,573
Construction work in progress	95,865	66,047

Net utility plant	2,938,838	2,847,620

Non-utility property, net	153,368	129,918

Goodwill	442,185	451,374
Equity and other investments	84,306	70,289

Current assets:
Cash and cash equivalents	21,658	53,438
Restricted cash	25,249	33,899
Accounts receivable, net and accrued unbilled revenues	356,609	345,848
Inventory, at average cost	87,580	58,555
Other	15,439	14,886

Total current assets	506,535	506,626

Deferred debits:
Regulatory assets - other	735,824	802,200
Regulatory assets - power contracts	698,232	773,922
Regulatory assets - pension costs	440,001	425,755
Other	92,193	96,574

Total deferred debits	1,966,250	2,098,451

Total assets	$6,091,482	$6,104,278

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(in thousands)

	(Unaudited)
	September 30,	December 31,
	2003	2002

Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share
(100,000,000 shares authorized;
53,032,546 shares issued and outstanding)	$53,033	$53,033
Premium on common shares	865,859	870,877
Retained earnings	442,091	382,886
Accumulated other comprehensive income (loss)	7,702	(7,491)

Total common equity	1,368,685	1,299,305

Cumulative non-mandatory redeemable preferred
stock of subsidiary	43,000	43,000

Long-term debt	1,789,470	1,645,465
Transition property securitization	377,150	445,890

Total long-term debt	2,166,620	2,091,355

Total capitalization	3,578,305	3,433,660

Current liabilities:
Long-term debt	9,311	172,191
Transition property securitization	57,228	40,555
Notes payable	173,500	198,600
Accounts payable	243,813	230,939
Accrued expenses	310,458	239,160
Deferred income taxes	13,672	4,692

Total current liabilities	807,982	886,137

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	685,584	675,881
Power contracts	698,232	773,922
Pension liability	150,700	177,675
Other	170,679	157,003

Total deferred credits	1,705,195	1,784,481

Commitments and contingencies

Total capitalization and liabilities	$6,091,482	$6,104,278

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2003	2002

Operating activities:
Net income	$146,624	$114,201
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	176,101	174,042
Deferred income taxes and investment tax credits	25,975	5,263
Loss on write-down of RCN investment	-	27,601
AFUDC / Capitalized interest	(3,861)	(930)
Net changes in:
Accounts receivable and unbilled revenues	(10,761)	186,667
Accounts payable	12,874	(2,802)
Other current assets	(20,928)	4,127
Other current liabilities	80,242	(27,554)
Net change from other operating activities	(59,007)	33,037

Net cash provided by operating activities	347,259	513,652

Investing activities:
Plant expenditures (excluding AFUDC/capitalized interest)	(213,874)	(254,160)
Proceeds on sale of property	17,572	-
Other investments	1,176	484

Net cash used in investing activities	(195,126)	(253,676)

Financing activities:
Long-term debt redemptions	(168,700)	(95,098)
Transition property securitization	(52,067)	(49,864)
Long-term debt issuance	150,000	-
Debt issue costs	(663)	-
Net change in notes payable	(25,100)	(3,550)
Dividends paid	(87,383)	(85,792)

Net cash used in financing activities	(183,913)	(234,304)

Net (decrease) increase in cash and cash equivalents	(31,780)	25,672
Cash and cash equivalents at the beginning of the year	53,438	11,655

Cash and cash equivalents at the end of the period	$21,658	$37,327

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$128,364	$113,459

Income taxes	$15,104	$51,259

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR’s 2002 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  About NSTAR

NSTAR is an energy delivery company serving approximately 1.4 million customers in 107 cities and towns in Massachusetts, including approximately 1.1 million electric customers in 81 communities and approximately 300,000 gas customers in 51 communities.  NSTAR’s retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (collectively operating as “NSTAR Electric”) and NSTAR Gas Company (NSTAR Gas).  Reference in this report to “NSTAR” shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires.  Reference in this report to “NSTAR Electric” shall mean each of Boston Edison, ComElectric and Cambridge Electric.  NSTAR also has ownership interests in and conducts non-utility, unregulated operations.

2.  Basis of Consolidation and Accounting

The financial information presented as of September 30, 2003 and for the periods ended September 30, 2003 and 2002 has been prepared from NSTAR’s books and records without audit by independent accountants.  However, NSTAR’s independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants.  Financial information as of December 31, 2002 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  In the opinion of NSTAR’s management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

The utility subsidiaries are subject to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain expenses from that of other businesses and industries.  The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71.

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

The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not indicative of the results that may be expected for an entire year.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.  Gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Stock Option Plan

NSTAR applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its 1997 Share Incentive Plan.  No stock-based employee compensation expense for option grants is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common shares on the date of grant.  The following table illustrates the effect on net income and earnings per share if NSTAR had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
(in thousands, except earnings per common	September 30,		September 30,
share amounts)	2003	2002	2003	2002

Net income, as reported	$64,152	$73,717	$146,624	$114,201
Add: Share grant incentive compensation
expense included in reported net income,
net of related tax effects	570	480	1,567	1,211
Deduct: Total share grant and stock
option compensation expense determined
under fair value method for all awards, net
of related tax effects	(748)	(675)	(2,125)	(1,565)

Pro forma net income	$63,974	$73,522	$146,066	$113,847

Earnings per common share:
Basic - as reported	$1.20	$1.38	$2.74	$2.13
Basic - pro forma	$1.20	$1.38	$2.73	$2.12
Diluted - as reported	$1.19	$1.37	$2.72	$2.12
Diluted - pro forma	$1.19	$1.37	$2.71	$2.11

4.  New Accounting Standards

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS 149 also amends SFAS 133 for implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and its provisions are to be applied prospectively.  The adoption of SFAS 149 did not have a material effect on NSTAR’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The Statement is intended to improve the accounting for these financial instruments that, under previous guidance, issuers could account for as equity.  This Statement requires that these instruments be classified as liabilities on the balance sheet.  NSTAR adopted SFAS 150 effective July 1, 2003. NSTAR assessed the requirements of the Statement and has not identified any financial instruments to which SFAS 150 applies.  In addition, NSTAR has not entered into, nor modified, any financial instrument since May 31, 2003.  As a result, the implementation of this Statement has not had an impact on NSTAR’s financial position or results of operations.

In June 2003, the Derivatives Implementation Group (DIG), a working group of the FASB, issued DIG No. C20, “Scope Exceptions: Interpretation of the Meaning of ‘Not Clearly and Closely Related’ in Paragraph

10(b) regarding Contracts with a Price Adjustment Feature,” which clarified the interpretation of clearly and closely related contracts that include price adjustments.  This interpretation also established transition guidance for those contracts that had previously met the normal purchases and sales exception under previous guidance but may not meet the scope exception under this interpretation.  For NSTAR, the effective date of DIG Issue No. C20 was October 1, 2003.  NSTAR has assessed the impact of this interpretation on its current derivative contracts and has determined that NSTAR will continue to designate these contracts as derivative financial instruments and will mark-to-market their values at each reporting date.

Note B.  Asset Retirement Obligations

On January 1, 2003, NSTAR adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).  SFAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations under lease arrangements.  SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

NSTAR has identified certain immaterial long-lived assets, including obligations under lease and easement arrangements, and has determined that it is legally responsible to remove such property.

For its regulated utility businesses, NSTAR has identified legal retirement obligations that are currently not material to its financial statements.  The recognition of a potential asset retirement obligation will have no impact on its earnings.  In accordance with SFAS 71, for NSTAR’s rate-regulated utilities, NSTAR would establish regulatory assets or liabilities to defer any differences between the liabilities established for ratemaking purposes and those recorded as required under SFAS 143.

For NSTAR’s regulated utility businesses, cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  Since NSTAR applies SFAS 71 to its rate-regulated utility businesses, it will continue to include removal costs in depreciation expense and will quantify the removal costs included in accumulated depreciation as regulatory liabilities in footnote disclosure.  NSTAR estimates that as of September 30, 2003, there is approximately $238 million of removal costs, collected in advance from customers but not yet incurred, included in accumulated depreciation.

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

Note C.  Investments - Available for Sale Securities

NSTAR classifies its investment in marketable securities as available for sale.  This investment includes 11.6 million common shares of RCN Corporation (RCN).  The total carrying value of the 11.6 million RCN common shares is included in Equity and other investments on the accompanying Condensed Consolidated Balance Sheets at the shares’ estimated fair value of approximately $21 million at September 30, 2003.  The fair value of the 11.6 million shares held may increase or decrease as a result of changes in the market value of RCN common shares.  As of September 30, 2003 and December 31, 2002, the market value per share of RCN was $1.84 and $0.53, respectively.  The unrealized gain or loss associated with these shares will fluctuate due to the changes in fair value of these securities during each period and is reflected, net of associated income taxes, as a component of Other comprehensive income, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.  The cumulative increase or decrease in fair value of these shares are included in Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets.

Note D.  Derivative Instruments - Power Contracts

NSTAR accounts for its power contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  The accounting for derivative financial instruments is subject to change based on the guidance received from the DIG of FASB.  In October 2001, the DIG issued No. C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” which specifically addressed the interpretation of clearly and closely related contracts that qualify for the normal purchases and sales exception under SFAS 133.  The conclusion reached by the DIG was that contracts with a pricing mechanism that is subject to future adjustments based on a generic index that is not specifically related to the contracted service commodity generally would not qualify for the normal purchases and sales exception.

NSTAR has six purchased power contracts that contain components with pricing mechanisms that are based on a pricing index, such as the GNP or CPI.  Although these factors are only applied to certain ancillary pricing components of these agreements, as required by the interpretation of DIG Issue No. C15, NSTAR began recording these contracts at fair value on its Consolidated Balance Sheets during 2002.  This action resulted in the recognition of a liability for the fair value of the above-market portion of these contracts at September 30, 2003 and December 31, 2002 of approximately $609 million and $701 million, respectively, and is a component of Deferred credits - Power contracts on the accompanying Condensed Consolidated Balance Sheets.  This decline in above-market costs during the current period was primarily due to an increase in wholesale energy prices during the nine months ended September 30, 2003.  NSTAR collects all of its purchased power costs from its customers; therefore, it has recorded a corresponding regulatory asset to reflect the future recovery.  Therefore, as a result of this approved regulatory treatment, the recording of the fair value of these contacts on NSTAR’s accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

In June 2003, the DIG issued No. C20, as previously defined, which clarified the interpretation of clearly and closely related contracts that include price adjustments.  DIG Issue No. C20 was effective October 1, 2003.  See Note A.4., “New Accounting Standards,” for further discussion on this topic.

Note E.  Other Utility Matters

1.  Blackstone Station

On April 8, 2003, Cambridge Electric completed the sale of the land and buildings constituting Blackstone Station to Harvard University (Harvard) for $14.6 million; the net proceeds from the sale were used to reduce Cambridge Electric’s transition charge.  The sale by Cambridge Electric was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) during the first quarter of 2003.  Also on April 8, 2003, NSTAR Steam Corporation completed the sale of its Blackstone Station steam assets to Harvard for $3 million.  The net impact of these transactions resulted in a pretax gain of $1.5 million in the second quarter of 2003.

2.  Service Quality Index

On February 28, 2003, NSTAR Electric and NSTAR Gas filed their 2002 Service Quality Reports with the MDTE that reflected significant improvements in reliability and performance; the reports indicate that no penalty will be assessed for 2002.  The MDTE concurred with NSTAR’s determination in an order issued on September 30, 2003.  NSTAR monitors its service quality continuously to determine its contingent liability, and if it were determined that a liability has been incurred and is estimable, an appropriate liability would be accrued.  Any MDTE determination that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period when such rate order is issued.

Through September 30, 2003, NSTAR Electric’s performance has met or exceeded the applicable established benchmarks such that no liability has been accrued; however, these results may not be indicative of the results that may be expected for the remainder of the year.

3.  Regulatory Proceedings

Effective September 1, 2003, NSTAR Electric’s Standard Offer Service Fuel Adjustment (SOSFA) rates were modified upon approval by the MDTE.  In the past, the MDTE has allowed companies to adjust to rapidly changing market costs of oil and natural gas used to generate electricity.  The Boston Edison SOSFA was reduced to zero following an increase in this rate adjustment from zero to 0.902 cents per kilowatt-hour that was effective May 1, 2003.  The ComElectric and Cambridge Electric SOSFA was increased on September 1, 2003 by 0.522 cents per kilowatt-hour (over the 0.902 cents per kilowatt-hour that had been in effect since May 1, 2003) to 1.424 cents per kilowatt-hour.  The SOSFA was at zero from April 1, 2002 through April 30, 2003 for the NSTAR Electric companies.  The MDTE has ruled that these fuel index adjustments are excluded from the 15% rate reduction requirement under the Electric Industry Restructuring Act of 1997 (the Restructuring Act).

During the second quarter of 2003, the MDTE issued an order approving the reconciliation of ComElectric’s and Cambridge Electric’s standard offer, default service, transmission, and transition costs and revenues for 2001.  Among other things, this order included adjustments for emission allowances relating to the Cannon Street facility, a former generating station.

Also in the second quarter of 2003, NSTAR Electric submitted to the Independent System Operator - New England (ISO-NE) its updated transmission revenue requirements including scheduling and dispatch costs associated with Regional Network Service (RNS).  Pursuant to the Federal Energy Regulatory Commission (FERC) - regulated formula rates in the NEPOOL Open Access Transmission Tariff, the RNS rates (and subsequent charges) are updated as of June 1 of each year, based upon the cost information for the prior calendar year.  These new rates went into effect on June 1, 2003.

In addition to the RNS rates, NSTAR Electric completed the annual true-up for 2002 costs associated with their FERC-regulated Open Access Transmission Tariffs for Local Network Service and set these new rates to become effective on June 1, 2003 for Boston Edison and July 1, 2003 for Cambridge Electric and ComElectric.

In connection with these various true-up filings, NSTAR Electric recognized $8.6 million, included in revenues, as an adjustment to previously established liabilities.

Note F.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 109, net regulatory assets include $50.4 million and $50.7 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of September 30, 2003 and December 31, 2002, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2003 and the actual effective income tax rate for the year ended December 31, 2002:

	2003	2002

Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	5.2	4.8
Investment tax credit amortization	(0.5)	(3.2)
Other	1.0	0.7

Effective tax rate before write-down and tax
valuation allowance adjustment	40.7	37.3
Adjustment to tax valuation allowance and write-down
of RCN investment	(1.6)	(4.0)

Effective tax rate	39.1%	33.3%

1.  Tax Valuation Allowance

As previously reported, NSTAR has recognized $4.1 million of deferred tax benefits related to its tax valuation allowance through September 30, 2003.  As of September 30, 2003 the remaining balance in the tax valuation allowance is $48.9 million.  The tax valuation allowance relates to accumulated deferred income tax assets for which future realization of tax benefits is uncertain.

2.  Tax Gain on Generating Assets

On August 28, 2003, NSTAR received a response from the Internal Revenue Service (IRS) National Office to a Request for Technical Advice filed by the IRS examining agents on June 5, 2003, requesting advice as to whether the gain on the sale of Commonwealth Energy System’s (COM/Energy) (a wholly owned subsidiary of NSTAR) non-nuclear generating assets in 1998 was a taxable transaction.  The transaction had been treated as non-taxable by COM/Energy since the gain was completely refunded to customers.  The Technical Advice Memorandum upheld COM/Energy’s position.  This ruling completes the audits by the IRS of COM/Energy’s 1997, 1998, and 1999 federal income tax returns.  This decision did not have an impact on NSTAR’s financial condition or results of operations.

Note G.  Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net income, after deductions for preferred dividends, by the weighted average common shares outstanding during the year.  SFAS No. 128, “Earnings per Share,” requires the disclosure of diluted EPS.  Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares is increased to include the number of dilutive potential common shares.  Diluted EPS reflects the impact on shares outstanding of the deferred (nonvested) shares and stock options granted, adjusted for forfeitures, under the NSTAR 1997 Share Incentive Plan.

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(in thousands, except per	September 30,		September 30,
share amounts)	2003	2002	2003	2002

Earnings available for common shareholders	$63,662	$73,227	$145,154	$112,731
Basic EPS	$1.20	$1.38	$2.74	$2.13
Diluted EPS	$1.19	$1.37	$2.72	$2.12

Weighted average common shares
outstanding for basic EPS	53,033	53,033	53,033	53,033
Effect of diluted shares:
Weighted average dilutive potential
common shares	403	277	350	260

Weighted average common shares
outstanding for diluted EPS	53,436	53,310	53,383	53,293

Note H.  Segment and Related Information

For the purpose of providing segment information, NSTAR’s principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  NSTAR subsidiaries also supply electricity at wholesale to municipalities.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications and a liquefied natural gas service.  Amounts shown on the following table include the allocation of NSTAR’s (parent company) results of operations and assets, net of inter-company transactions, and primarily consist of interest charges and investment assets, respectively, to these business segments.  The allocation of parent company charges is based on an indirect allocation of the parent company’s investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total

Three months ended September 30,
2003
Operating revenues	$740,287	$51,541	$25,963	$817,791
Segment net income (loss)	$68,257	$(5,492)	$1,387	$64,152
2002
Operating revenues	$673,741	$36,972	$32,571	$743,284
Segment net income (loss)	$81,223	$(8,318)	$812	$73,717

Nine months ended September 30,
2003
Operating revenues	$1,803,637	$336,295	$89,324	$2,229,256
Segment net income	$124,759	$13,769	$8,096	$146,624
2002
Operating revenues	$1,724,660	$214,660	$102,462	$2,041,782
Segment net income (loss) (a)	$129,392	$5,184	$(20,375)	$114,201

Total assets
September 30, 2003	$5,232,231	$619,015	$240,236	$6,091,482
December 31, 2002	$5,285,143	$620,956	$198,179	$6,104,278

(a)  Unregulated operations net income in 2002 includes an impairment charge of $27.6 million for the nine-month period ended September 30, 2002.

Note I.  Commitments and Contingencies

1.  Environmental Matters

As of September 30, 2003, NSTAR’s subsidiaries are involved in 5 state-regulated properties (“Massachusetts Contingency Plan, or “MCP” sites”) where oil or other hazardous materials were previously spilled or released.  The NSTAR subsidiaries are required to clean up or otherwise remediate these properties in accordance with specific state regulations.  There are sometimes uncertainties associated with total remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites.  Estimates of approximately $0.7 million and $0.8 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002, respectively.

In addition to the MCP sites, NSTAR subsidiaries also face possible liability as a result of involvement in 13 multi-party disposal sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for these sites.  Estimates of approximately $3.5 million and $3.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002, respectively.

The MCP and multi-party disposal site amounts have not been reduced by any potential rate recovery treatment of these costs or any potential recovery from NSTAR’s insurance carriers.  Prospectively, should NSTAR be allowed to collect these specific costs from customers, it would record an offsetting regulatory asset and record a credit to operating expenses equal to previously expensed costs.

NSTAR Gas is participating in the assessment or remediation of four former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action.  The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of September 30, 2003 and December 31, 2002, NSTAR has recorded a liability of approximately $4.8 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party.  A corresponding regulatory asset has been recorded that reflects the future rate recovery for these costs.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR’s responsibilities for such sites evolve or are resolved.  NSTAR’s ultimate liability for future environmental remediation costs may vary from these estimates.  Based on NSTAR’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR does not believe that these environmental remediation costs will have a material adverse effect on NSTAR’s consolidated financial position or results of operations for a reporting period.

2.  Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

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

Note K.  Pension and Postretirement Benefits Other Than Pensions (PBOP) Adjustment Mechanism Tariff Filing

On October 31, 2003, NSTAR received an order from the MDTE regarding the request by Boston Edison Company, Commonwealth Electric Company, Cambridge Electric Light Company and NSTAR Gas Company (together, NSTAR or the Company) for the approval of a reconciliation rate adjustment mechanism for recovery of costs associated with the Company’s obligation to provide its employees pension and PBOP benefits.  Since December 20, 2002, the Company has been operating under an Accounting Order received from the MDTE (Accounting Order) with regard to pension and PBOP accounting.

The order authorizes NSTAR to recover its pension and PBOP expenses through a reconciling rate mechanism.  This mechanism removes the volatility in earnings that may have resulted from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the MDTE.   This order also upholds the Accounting Order, which allowed NSTAR to record a regulatory asset in lieu of taking a charge to Other Comprehensive Income (OCI) at December 31, 2002 for the additional minimum liability requirement for under-funded benefit plans.  In addition, the order revised the effective date included in the Accounting Order on which the Company could begin to defer the difference between the level of pension and PBOP expense included in rates and the amounts that are required to be recorded under the pension and PBOP accounting rules to September 1, 2003.  This date change corresponds to the expiration of NSTAR’s utility subsidiaries’ four-year distribution rate freeze.  As a result, NSTAR recognized $13.5 million of previously deferred pension and PBOP expenses, offset by $12.7 million of carrying costs, allowed in this order, on the average net prepaid pension and PBOP balances for the year.  This carrying charge will be collected from customers in 2004.  This order may be appealed within 20 days of issuance.

Although the Company received the MDTE’s order on October 31, 2003, the order finalizes a condition that existed as of September 30, 2003 and the impact of this order has been reflected in the accompanying Condensed Consolidated financial statements.

In November 2002, NSTAR filed a request with the MDTE for an accounting ruling to mitigate the impact of the non-cash charge to OCI in 2002 and the increases in expected pension and PBOP costs in 2003.  On December 20, 2002, the MDTE approved the Accounting Order.  Based on this Accounting Order and an opinion from legal counsel regarding the probability of recovery of these costs in the future, NSTAR recorded a regulatory asset in lieu of taking a charge to OCI at December 31, 2002.  In addition, the Accounting Order permitted NSTAR to defer, as a regulatory asset or liability, the difference between the level of pension and PBOP expense that is included in rates and the amounts that are required to be recorded under the pension and PBOP accounting rules beginning in 2003.

On April 16, 2003, the Company submitted the request to the MDTE for approval to establish this reconciliation adjustment mechanism to provide for the recovery of costs associated with the Company’s obligations to provide its employees pension and PBOP benefits and for a carrying charge on the average net prepaid pension and PBOP balances for the year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition and results of operations of NSTAR during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in NSTAR’s 2002 Annual Report on Form 10-K and its March 31 and June 30, 2003 Quarterly Reports on Form 10-Q.

Overview

NSTAR is an energy delivery company serving approximately 1.4 million customers in 107 cities and towns in Massachusetts, including approximately 1.1 million electric customers in 81 communities and approximately 300,000 gas customers in 51 communities.  NSTAR’s retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (collectively operating as “NSTAR Electric”) and NSTAR Gas Company (NSTAR Gas).  Reference in this report to “NSTAR” shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires.  Reference in this report to “NSTAR Electric” shall mean each of Boston Edison, ComElectric and Cambridge Electric.  NSTAR also has ownership interests in and conducts non-utility, unregulated operations.

Cautionary Statement

This MD&A contains certain forward-looking statements such as forecasts and projections of expected future performance or statements of NSTAR management’s plans and objectives.  These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance.  Some or all of these forward-looking statements may not turn out to be what NSTAR expected.  Actual results could potentially differ materially from these statements.  Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.  The effects of cost control procedures, changes in weather, economic conditions, tax rates, capital spending, interest rates, technology, and prices and availability of operating supplies could materially affect actual results quarter to quarter and projected operating results.

NSTAR’s forward-looking information is based in large measure on prevailing governmental policies and regulatory actions, including those of the Massachusetts Department of Telecommunications and Energy (MDTE) and the Federal Energy Regulatory Commission (FERC), with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power and cost of gas recovery, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies.  The impacts of various environmental, legal, and regulatory matters could differ from current expectations.

Any forward-looking statements contained in this report speak only as of the date of this report and NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consider all further disclosures NSTAR makes in its filings to the Securities and Exchange Commission (SEC).  This report also describes changes to NSTAR’s material contingencies and critical accounting policies and estimates in this MD&A and in the accompanying Notes to Condensed Consolidated Financial Statements, and NSTAR encourages you to review these disclosures.  You are also advised to consider the “Cautionary Statements” NSTAR made in its 2002 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of NSTAR’s 2002 Form 10-K.  There have been no substantive changes to those policies and estimates.

Asset Retirement Obligations

On January 1, 2003, NSTAR adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).  SFAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations under lease arrangements.  SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

NSTAR has identified certain immaterial long-lived assets, including obligations under lease and easement arrangements, and has determined that it is legally responsible to remove such property.

For its regulated utility businesses, NSTAR has identified legal retirement obligations that are currently not material to its financial statements.  The recognition of a potential asset retirement obligation will have no impact on its earnings.  In accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulations” (SFAS 71), for NSTAR’s rate-regulated utilities, NSTAR would establish regulatory assets or liabilities to defer any differences between the liabilities established for ratemaking purposes and those recorded as required under SFAS 143.

For NSTAR’s regulated utility businesses, cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  Since NSTAR applies SFAS 71 to its rate-regulated utility businesses, it will continue to include removal costs in depreciation expense and will quantify the removal costs included in accumulated depreciation as regulatory liabilities in footnote disclosure.  NSTAR estimates that as of September 30, 2003, there is approximately $238 million of removal costs, collected in advance from customers but not yet incurred, included in accumulated depreciation.

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

Generating Assets Divestiture - Blackstone Station

On April 8, 2003, Cambridge Electric completed the sale of the land and buildings constituting Blackstone Station to Harvard University (Harvard) for $14.6 million; the net proceeds from the sale were used to reduce Cambridge Electric’s transition charge.  The sale by Cambridge Electric was approved by the MDTE during the first quarter of 2003.  Also on April 8, 2003, NSTAR Steam Corporation completed the sale of its Blackstone Station steam assets to Harvard for $3 million.  The net impact of these transactions resulted in a pretax gain of $1.5 million in the second quarter of 2003.

Rate and Regulatory Proceedings

a.  Pension and Postretirement Benefits Other Than Pensions (PBOP)

On October 31, 2003, NSTAR received an order from the MDTE regarding the request by Boston Edison Company, Commonwealth Electric Company, Cambridge Electric Light Company and NSTAR Gas Company (together, NSTAR or the Company) for the approval of a reconciliation rate adjustment mechanism for recovery of costs associated with the Company’s obligation to provide its employees pension and PBOP benefits.  Since December 20, 2002, the Company has been operating under an Accounting Order received from the MDTE (Accounting Order) with regard to pension and PBOP accounting.

The order authorizes NSTAR to recover its pension and PBOP expense through a reconciling rate mechanism.  This mechanism removes the volatility in earnings that may have resulted from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the MDTE.  This order also upholds the Accounting Order, which allowed NSTAR to record a regulatory asset in lieu of taking a charge to Other Comprehensive Income (OCI) at December 31, 2002 for the additional minimum liability requirement for under-funded benefit plans.  In addition, the order revised the effective date included in the Accounting Order on which the Company could begin to defer the difference between the level of pension and PBOP expense included in rates and the amounts that are required to be recorded under the pension and PBOP accounting rules to September 1, 2003.  This date change corresponds to the expiration of NSTAR’s utility subsidiaries’ four-year distribution rate freeze.  As a result, NSTAR recognized $13.5 million of previously deferred pension and PBOP expenses, offset by $12.7 million of carrying costs, allowed in this order, on the average net prepaid pension and PBOP balances for the year.  This carrying charge will be collected from customers in 2004.  This order may be appealed within 20 days of issuance.

Although the Company received the MDTE’s order on October 31, 2003, the order finalizes a condition that existed as of September 30, 2003 and the impact of this order has been reflected in the accompanying Condensed Consolidated financial statements.

In November 2002, NSTAR filed a request with the MDTE for an accounting ruling to mitigate the impact of the non-cash charge to OCI in 2002 and the increases in expected pension and PBOP costs in 2003.  On December 20, 2002, the MDTE approved the Accounting Order.  Based on this Accounting Order and an opinion from legal counsel regarding the probability of recovery of these costs in the future, NSTAR recorded a regulatory asset in lieu of taking a charge to OCI at December 31, 2002.  In addition, the Accounting Order permitted NSTAR to defer, as a regulatory asset or liability, the difference between the level of pension and PBOP expense that is included in rates and the amounts that are required to be recorded under the pension and PBOP accounting rules beginning in 2003.

On April 16, 2003, the Company submitted the request to the MDTE for approval to establish this reconciliation adjustment mechanism to provide for the recovery of costs associated with the Company’s obligations to provide its employees pension and PBOP benefits and for a carrying charge on the average net prepaid pension and PBOP balances for the year.

b.  Service Quality Index

On February 28, 2003, NSTAR Electric and NSTAR Gas filed their 2002 Service Quality Reports with the MDTE that reflected significant improvements in reliability and performance; the reports indicate that no penalty will be assessed for 2002.  The MDTE concurred with NSTAR’s determination in an order issued on September 30, 2003.  NSTAR monitors its service quality continuously to determine its contingent liability, and if it were determined that a liability has been incurred and is estimable, an appropriate liability would be accrued.  Any MDTE determination that would result in a different liability (or credit) level from what has been accrued would be adjusted in the period when such rate order is issued.

Through September 30, 2003, NSTAR Electric’s performance has met or exceeded the applicable established benchmarks such that no liability has been accrued; however, these results may not be indicative of the results that may be expected for the remainder of the year.

c.  Retail Electric Rates

NSTAR Electric obtains and resells power to retail customers through either standard offer service or default service for those who choose not to buy energy from a competitive energy supplier.  Standard offer service will be available to eligible customers through February 2005 at prices approved by the MDTE, set at levels so as to guarantee mandatory overall rate reductions provided by the Electric Industry Restructuring Act of 1997 (Restructuring Act).  New retail customers in the NSTAR Electric service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service.  The price of default service is intended to reflect the average competitive market price for power.  As of September 30, 2003 and December 31, 2002, customers of NSTAR Electric had approximately 22% and 27%, respectively, of their load requirement provided by competitive suppliers.  The decline in customers served by competitive suppliers was due to changes in market pricing.  Approximately 400 fewer customers (totaling an estimated 200 mw) received service from competitive suppliers on September 30, 2003 when compared to December 31, 2002.

d.  Natural Gas Rates

NSTAR Gas generates revenues primarily through the sale and/or transportation of natural gas.  Gas sales and transportation services are divided into two categories: firm, whereby NSTAR Gas must supply gas and/or transportation services to customers on demand; and interruptible, whereby NSTAR Gas may, generally during colder months, temporarily discontinue service to high volume commercial and industrial customers.  Sales and transportation of gas to interruptible customers do not materially affect NSTAR Gas’ operating income because substantially all of the margin for such service is returned to its firm customers as rate reductions.

In addition to delivery service rates, NSTAR Gas’ tariffs include a seasonal Cost of Gas Adjustment Clause (CGAC) and a Local Distribution Adjustment Clause (LDAC).  The CGAC provides for the recovery of all gas supply costs from firm sales customers or default service customers.  The LDAC provides for the recovery of certain costs applicable to both sales and transportation customers.  The CGAC is filed semi-annually for approval by the MDTE.  The LDAC is filed annually for approval.  In addition, NSTAR Gas is required to file interim changes to its CGAC factor when the actual costs of gas supply vary from projections by more than 5%.

e.  Regional Transmission Organization (RTO)

On October 31, 2003, the Independent System Operator - New England (ISO-NE), responsible for the day-to-day operation of New England’s bulk generation and transmission systems, together with the utility companies that own transmission facilities in New England, filed a proposal with FERC creating a Regional Transmission Organization (RTO) in compliance with FERC directives and pronouncements.

An RTO is intended to be an independent entity, without a financial interest in the region’s marketplace, that would have operating authority over the New England transmission grid and have the responsibility to make impartial decisions on the development and implementation of market rules.  Under the ISO’s current proposal, the ISO-NE will be transformed into an RTO through a change of name and governance structure, designed to ensure independence from market participants.  The new RTO will enter into a series of contractual arrangements that will define its functions and responsibilities, including a Transmission Operating Agreement, which will govern the relationship between the owners of transmission facilities, such as NSTAR (“Transmission Owners” (TO)) and the RTO, as the operator of the New England transmission grid.  Separate agreements will govern the operation of the spot power and related markets, and merchant transmission facilities.  Notwithstanding broad agreement between the ISO-NE and TOs on the allocation of their respective rights and responsibilities, there remain certain issues, particularly regarding the authority to make tariff filings and liability and indemnification obligations of the parties, which have not been fully resolved and may require FERC adjudication.  While the RTO proposal has the support of the ISO-NE and the TOs, the New England Power Pool recently declined to support the proposal by a substantial margin.  The Chairman of the MDTE has voiced support for the concept of an RTO, while the Massachusetts Attorney General has voiced skepticism about the benefits of the proposed RTO.  The FERC effort encouraging the voluntary formation of an RTO is itself under attack nationally from opposition groups in the South and West.  NSTAR generally supports the RTO proposal, which delineates the roles and responsibilities of TOs and the RTO in grid operation and potentially may increase the return earned on its investment in transmission-related assets.  Management cannot estimate the impact of this proposal on the Company.

Other Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

Results of Operations - Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Earnings per common share were as follows:

	Three Months Ended September 30,
	2003	2002
Basic	$1.20	$1.38
Diluted	$1.19	$1.37

Earnings available for common shareholders were $63.7 million, or $1.20 and $1.19 per basic and diluted common share, respectively, for the quarter ended September 30, 2003.  For the same period in 2002, NSTAR reported earnings available for common shareholders of $73.2 million, or $1.38 and $1.37 per basic and diluted common share, respectively.  In the current quarter, as a result of a MDTE order, NSTAR recognized $13.5 million of previously deferred pension and PBOP expenses, offset by $12.7 million of carrying costs, allowed in the order, on the average net prepaid pension and PBOP balances for the year.  In addition, for the current quarter, despite lower temperatures than experienced during the same period in 2002, the warm and humid weather conditions in 2003 resulted in increased retail electric sales of 0.6%.  However, as the weather conditions were less severe than 2002, demand revenue was lower.  Demand revenue results from the highest or maximum demand for electricity an individual customer registers in a given interval.  Other positive factors impacting earnings were decreases in interest expense of $6.6 million and higher gas sales.  Another factor affecting earnings year-to-year was the absence of certain costs recoveries related to regulatory filings in the third quarter of 2002.

The results of operations for the three-month periods ended September 30, 2003 and 2002 are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues and the variability of weather patterns.  Refer to Note A.2, “Basis of Consolidation and Accounting,” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

	Three Months Ended September 30,
	2003	2002	% Change

Retail Electric Sales - MWH
Residential	1,827,413	1,782,742	2.5
Commercial	3,440,931	3,412,226	0.8
Industrial	460,195	496,087	(7.2)
Other	37,409	39,644	(5.6)

Total retail sales	5,765,948	5,730,699	0.6

Firm Gas Sales - BBTU
Residential	1,517	872	74.0
Commercial	1,622	1,295	25.3
Industrial and other	984	982	0.2

Total firm sales	4,123	3,149	30.9

The third quarter of 2003 was cooler than the same period in 2002 but warmer than normal temperatures historically experienced throughout the three-month period.  The average daily temperature during the third quarter of 2003 was 1.1 degrees, or 1.6% above normal.  Below is comparative information on cooling degree-days for the quarters ended September 30, 2003 and 2002 and the number of degree-days in a “normal” third quarter as represented by a 30-year average.  A “degree-day” is a unit measuring how much the outdoor mean temperature rises above (cooling degree-day) a base of 65 degrees.  Each degree above the base temperature is measured as one degree-day.

	2003	2002	Normal 30-Year Average

Cooling degree-days	655	792	593
Percentage change from prior year	(17.3)%	50.6%
Percentage change from 30-year average	10.5%	33.6%

Operating revenues

Operating revenues for the third quarter of 2003 increased $74.5 million, or 10%, from the same period in 2002, primarily as a result of an increase in retail electric revenues.  The major revenue component changes were as follows:

(in thousands)

Retail electric revenues	$63,236
Wholesale electric revenues	(10,090)
Gas sales revenues	12,207
Other revenues	9,154

Increase in operating revenues	$74,507

Retail electric revenues were $701.5 million in the third quarter of 2003 compared to $638.3 million in the same period of 2002, an increase of $63.2 million, or 10%.  The increase in retail revenues reflects higher rates and the 0.6% increase in retail megawatt-hour (MWH) sales, which resulted in standard offer and default service revenues increasing by $62.9 million.  Transition revenues were $4.2 million lower primarily due to the absence in 2003 of regulatory true-up adjustments of costs collected through the transition charge that was recognized in the third quarter of 2002.  Transmission revenues increased by $7.4 million partially due to an increase in the transmission revenue requirement caused by increased usage of NSTAR Electric’s transmission lines by other utilities.  Distribution and other retail revenues decreased by $2.9 million due to lower conservation and renewable energy programs expense recovery revenues and lower distribution demand revenues.  The change in NSTAR Electric’s retail revenues related to standard offer and default services as well as conservation and renewable energy programs revenues are fully reconciled to the costs incurred and have no impact on net income.

As shown in the table above, the 0.6% increase in the current quarter’s retail MWH sales primarily reflects higher sales in the residential and commercial sectors.  NSTAR Electric’s sales to residential and commercial customers were approximately 32% and 60%, respectively, of its total retail sales mix for the current quarter.  The 7.2% decline in industrial sector sales reflects the continued slowdown in economic conditions that has resulted in reduced production or facility closings.  The industrial sector comprises approximately 8% of NSTAR’s energy sales.

Wholesale electric revenues were $4.3 million in the third quarter of 2003 compared to $14.4 million in the same period of 2002, a decrease of $10.1 million, or 70%.  This decrease in wholesale revenues reflects the expiration of four wholesale power supply contracts.  After October 31, 2005, NSTAR Electric will no longer have contracts for the supply of wholesale power.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of these contracts will have no impact on results of operations.

Gas sales revenues were $47.3 million in the third quarter of 2003 compared to $35.1 million in the same period of 2002, an increase of $12.2 million, or 35%.  The increase in revenues is primarily attributable to the higher costs of gas supply.  NSTAR Gas’ firm sales to residential, commercial and industrial and other customers were approximately 37%, 39% and 24%, respectively, of total firm sales for the current three-month period.

Other revenues were $64.7 million in the third quarter of 2003 compared to $55.5 million in the same period of 2002, an increase of $9.2 million, or 17%.  This increase reflects the recognition of $12.7 million of carrying charges on NSTAR’s net average prepaid pension and PBOP balances, allowed in the October 31, 2003 MDTE order, partially offset by lower unregulated steam revenue as a result of the sale of the Blackstone Station to Harvard University in April 2003.

Operating expenses

Purchased power costs were $422.3 million in the third quarter of 2003 compared to $353.4 million in the same period of 2002, an increase of $68.9 million, or 19%, due to higher retail electric sales of 0.6% and higher standard offer and default service supply costs.  NSTAR Electric adjusts its electric rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to these rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

The cost of gas sold, representing NSTAR Gas’ supply expense, was $27.9 million in the third quarter of 2003 compared to $22.3 million in the same period of 2002, an increase of $5.6 million, or 25%.  The increase was due to the higher sales volume and the higher cost of gas supply.  These expenses are also fully reconciled to the current level of revenues collected.

Operations and maintenance expense was $122.5 million in the third quarter of 2003 compared to $108.1 million in the same period of 2002, an increase of $14.4 million, or 13%.  This increase primarily reflects the recognition of $13.5 million of previously deferred pension and PBOP expenses resulting from an order received from the MDTE on October 31, 2003 and an increase in the overall level of pension and PBOP expense of approximately $10 million.  Refer to “Rate and Regulatory Proceedings” in this MD&A for further discussion.  This increase was partially offset by the reduction in operations and maintenance expense in connection with improvements made in electric distribution services in 2002 and overall cost reduction initiatives in 2003.

Depreciation and amortization expense was $56.7 million in the third quarter of 2003 compared to $56.5 million in the same period of 2002, an increase of $0.2 million, or less than 1%.  The increase primarily reflects higher depreciable plant in service.

Demand side management (DSM) and renewable energy programs expense was $17.8 million in the third quarter of 2003 compared to $17.9 million in the same period of 2002.  The levels of these expenses are consistent with the collection of conservation and renewable energy revenues.  These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings.  In addition, NSTAR earns incentive amounts in return for increased customer participation.

Property and other taxes were $24.1 million in the third quarter of 2003 compared to $22.3 million in the same period of 2002, an increase of $1.8 million, or 8%.  This increase was due to higher overall municipal property taxes primarily due to capital additions in the City of Boston.

Income taxes attributable to operations were $43.4 million in the third quarter of 2003 compared to $45.7 million in the same period of 2002, a decrease of $2.3 million, or 5%, reflecting lower pre-tax operating income.

Other income, net

Other income, net was approximately $1 million in the third quarter of 2003 compared to $3.3 million in the same period of 2002, a decrease in other income of approximately $2.3 million.  Other income includes increased revenues from gas equipment leases and equity earnings in nuclear units.  In the third quarter of 2002, other income, net included $0.9 million in gains realized on the sale of demutualized insurance company common shares and $1.6 million related to deferred tax valuation allowance adjustments.

Interest charges

Interest on long-term debt and transition property securitization certificates was $38 million in the third quarter of 2003 compared to $37 million in the same period of 2002, an increase of $1 million, or 3%.  The increase in interest expense primarily reflects the impact of the October 15, 2002 Boston Edison issuance of $400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures priced at three month LIBOR plus 50 basis points (1.61% at September 30, 2003).  These new debentures increased interest expense by $5.3 million in the third quarter of 2003.  Also, contributing to this increase was ComElectric’s issuance of a $150 million variable rate (1.875% at September 30, 2003) Term Loan on May 14, 2003.  Partially offsetting these increases was the absence in 2003 of $3.6 million in interest due to Boston Edison’s early redemption of its $60 million 8.25% Debentures in September 2002 and its $150 million 6.8% Debentures retired in March 2003 and the scheduled repayments of its transition property securitization certificates that resulted in reduced interest expense of $1.1 million.  Securitization interest represents interest on debt collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture.  These certificates are non-recourse to Boston Edison.

Short-term and other interest expense was $3.8 million in the third quarter of 2003 compared to $10.2 million in the same period of 2002, a decrease of $6.4 million, or 63%.  This decrease is primarily attributable to both lower borrowing rates and a lower average level of short-term debt outstanding that averaged $230.2 million and $554.1 million in the third quarter of 2003 and 2002, respectively.  Interest rates on these borrowings averaged 1.11% and 1.88% for the third quarter of 2003 and 2002, respectively.

Results of Operations - Nine Months Ended September 30, 2003 Compared to Nine Months Ended
September 30, 2002

Earnings per common share were as follows:

	Nine Months Ended September 30,

	2003	2002
Basic	$2.74	$2.13
Diluted	$2.72	$2.12

Earnings available for common shareholders were $145.2 million, or $2.74 and $2.72 per basic and diluted common share, respectively, for the nine-month period ended September 30, 2003.  For the same period in 2002, NSTAR reported earnings available for common shareholders of $112.7 million, or $2.13 and $2.12 per basic and diluted share, respectively.  Factors that contributed to the $32.5 million, or 28.8%, increase in the current nine-month period earnings include the absence of an impairment charge related to NSTAR’s investment in RCN Corporation (RCN) that occurred in 2002 and the unseasonably cold winter weather and cool spring conditions in 2003 that resulted in increased retail electric and firm gas sales of 3.9% and 25.9%, respectively, as compared to milder than normal conditions experienced during the same period in 2002.  Operations and maintenance expense reflects $13.5 million of previously deferred pension and PBOP expenses offset by improvements made in electric distribution services in 2002 and overall costs reduction initiatives in 2003.  The increased earnings also reflect $12.7 million of carrying costs on the average net prepaid pension and PBOP balances for the year and the incremental recognition of a deferred income tax benefit of $2.5 million resulting from a previously established tax valuation allowance.

In 2002, consistent with the performance of the telecommunications sector as a whole, the market value of RCN’s common shares continued to decrease significantly below its carrying value.  The market value of RCN common shares had not closed above NSTAR’s carrying value of $3.75 per share since November 27, 2001.  As a result, NSTAR recognized a $27.6 million write-down of its total 11.6 million RCN shares to a market value of $1.37 per share as of June 30, 2002.

The results of operations for the nine-month periods ended September 30, 2003 and 2002 are not indicative of the results that may be expected for the entire year due to the seasonality of electric and gas sales and revenues.  Refer to Note A.2, “Basis of Consolidation and Accounting,” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

	Nine Months Ended September 30,
	2003	2002	% Change

Retail Electric Sales - MWH
Residential	4,988,663	4,625,499	7.9
Commercial	9,411,949	9,081,007	3.6
Industrial	1,268,339	1,372,681	(7.6)
Other	120,908	122,608	(1.4)

Total retail sales	15,789,859	15,201,795	3.9

Firm Gas Sales - BBTU
Residential	16,579	12,811	29.4
Commercial	11,774	10,440	12.8
Industrial and other	6,241	4,223	47.8

Total firm sales	34,594	27,474	25.9

Weather conditions impact electric and, to a larger extent during the winter, gas sales in NSTAR’s service area.  The nine-month period ended September 30, 2003 was significantly cooler than the same period in 2002 with below normal temperatures throughout the current nine-month period.  Below is comparative information on heating degree-days for the nine-month periods ended September 30, 2003 and 2002 and the number of degree-days in a “normal” nine-month period as represented by a 30-year average.  A “degree-day” is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees. Each degree below or above the base temperature is measured as one degree-day.

	2003	2002	Normal 30-Year Average

Heating degree-days	4,335	3,486	3,935
Percentage change from prior year	24.4%	(11.8)%
Percentage change from 30-year average	10.2%	(11.4)%

Cooling degree-days	752	951	769
Percentage change from prior year	(20.9)%	18.6%
Percentage change from 30-year average	(2.2)%	23.8%

Operating revenues

Operating revenues for the nine-month period ended September 30, 2003 increased 9% from the same period in 2002, primarily resulting from increases in gas and retail electric revenues.  The major revenue component changes were as follows:

(in thousands)

Retail electric revenues	$80,224
Wholesale electric revenues	(32,791)
Gas sales revenues	118,794
Other revenues	21,247

Increase in operating revenues	$187,474

Retail electric revenues were $1,709.4 million in the nine-month period ended September 30, 2003 compared to $1,629.2 million in the same period of 2002, an increase of $80.2 million, or 5%.  The increase in retail revenues reflects the 3.9% increase in retail MWH sales.  Transition revenues were $23.5 million higher due to an increase in rates.  Transmission revenues increased by $17 million partially due to an increase in the transmission revenues requirement caused by increased usage of NSTAR Electric’s transmission lines by other utilities.  Distribution revenues increased by $9.8 million due to higher MWH sales.  Standard offer and default service revenues increased by $16.5 million due to higher overall rates.  The change in NSTAR’s retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on net income.  In addition, in the second quarter of 2003, NSTAR Electric recorded $8.6 million as an adjustment to previously established liabilities resulting from various favorable regulatory decisions in connection with true-up filings.

As shown in the table above, the 3.9% increase in the current nine-month period’s retail MWH sales primarily reflects higher sales in the residential and commercial sectors.  NSTAR Electric’s sales to residential and commercial customers were approximately 32% and 60%, respectively, of its total retail sales mix for the current period and provided nearly all of its distribution revenue.  The 7.6% decline in industrial sector sales reflects the continued slowdown in economic conditions that resulted in reduced production or facility closings.  The industrial sector comprises approximately 8% of NSTAR’s energy sales.

Wholesale electric revenues were $17.8 million in the current nine-month period compared to $50.5 million in the same period of 2002, a decrease of $32.7 million, or 65%.  This decrease in wholesale revenues reflects the expiration of four wholesale power supply contracts.  After October 31, 2005, NSTAR Electric will no longer have contracts for the supply of wholesale power.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of these contracts will have no impact on results of operations.

Gas sales revenues were $328.3 million in the current nine-month period compared to  $209.5 million in the same period of 2002, an increase of $118.8 million, or 57%.  The increase in revenues is attributable to the 25.9% increase in firm sales and transportation due to the significantly colder weather, the higher costs of gas supply and additional customers. NSTAR Gas’ firm sales to residential, commercial and industrial and other customers were approximately 48%, 34% and 18%, respectively, of total firm sales for the current nine-month period.

Other revenues were $173.8 million in the current nine-month period compared to $152.6 million in the same period of 2002, an increase of $21.2 million, or 14%.  This increase reflects the recognition of $12.7 million of carrying charges on NSTAR’s net average prepaid pension and PBOP balance, allowed in the October 31, 2003 MDTE order, and higher unregulated steam revenues as a result of the significantly colder weather and higher fuel costs.

Operating expenses

Purchased power costs were $1,025.1 million for the current nine-month period compared to $959.7 million in the same period of 2002, an increase of $65.4 million, or 7%.  The increase is primarily the result of increased sales and the higher cost of fuel, partially offset by the recognition of $33.7 million relating to the deferred standard offer and default service supply costs for current period under-collection of these costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

The cost of gas sold, representing NSTAR Gas’ supply expense, was $208.7 million for the current nine-month period compared to $111.6 million in the same period of 2002, an increase of $97.1 million, or 87%, due to recognition of the higher costs of gas supply and the significant increase in sales.  These expenses are also fully reconciled to the current level of revenues collected.

Operations and maintenance expense was $337.3 million in the current nine-month period compared to $323.0 million in the same period of 2002, an increase of $14.3 million, or 4%.  This increase reflects a the recognition of $13.5 million of previously deferred pension and PBOP expenses resulting from an order received from the MDTE on October 31, 2003 and an increase in the overall level of pension and PBOP expense.  Refer to “Rate and Regulatory Proceedings” in this MD&A for further discussion.  This increase was partially offset by the reduction in operations and maintenance expense in connection with improvements made in electric distribution services in 2002 and overall cost reduction initiatives in 2003.  Also, bad debt expense increased by $6.8 million due to higher energy sales and the negative implications of the downturn in the economy.

Depreciation and amortization expense was $176.3 million in the current nine-month period compared to $174.0 million in the same period of 2002, an increase of $2.3 million, or 1%.  The increase primarily reflects higher depreciable plant in service.

DSM and renewable energy programs expense was $50.1 million in the current nine-month period compared to $49.8 million in the same period of 2002, an increase of $0.3 million, or 1%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings.  In addition, NSTAR earns incentive amounts in return for increased customer participation.

Property and other taxes were $73.2 million in the current nine-month period compared to $73.5 million in the same period of 2002, a decrease of $0.3 million, or less than 1%.  This decrease was due to lower payroll tax expense of $1.8 million due to lower payroll costs partially offset by higher overall municipal property taxes primarily due to higher assessments from increased property additions in the City of Boston.

Income taxes attributable to operations were $95.8 million in the current nine-month period compared to $87.3 million in the same period of 2002, an increase of $8.5 million, or 10%, reflecting higher pre-tax operating income.

Other income, net

Other income, net was approximately $7.5 million in the current nine-month period compared to expense of approximately $16.9 million in the same period of 2002, an increase in other income of approximately $24.4 million.  Excluding the $27.6 million write-down of the RCN investment in 2002, other income for 2002 amounted to $10.7 million.  The $3.2 million decrease in 2003 income was due primarily to the absence in the current period of $4.8 million in gains realized in 2002 on the sale of demutualized insurance company common shares offset by the incremental benefit recognized related to deferred tax valuation allowance adjustments recognized in 2003.  Also, in 2003, other income, net includes the sale of Blackstone Station to Harvard University that resulted in a pretax gain of $1.5 million.

Interest charges

Interest on long-term debt and transition property securitization certificates was $116.3 million in the current nine-month period compared to $112.2 million in the same period of 2002, an increase of $4.1 million, or 4%.  This increase in interest expense primarily reflects the impact of the October 15, 2002 Boston Edison issuance of $400 million of 4.875% 10-year debentures and $100 million of 3-year floating rate debentures priced at three month LIBOR plus 50 basis points (1.61% at September 30, 2003).  Also, contributing to this increase was ComElectric’s issuance of a $150 million variable rate (1.875% at September 30, 2003) Term Loan on May 14, 2003.  These new debt issuances increased interest expense by $17.1 million in the nine-month period of 2003.  Partially offsetting these increases was the absence in 2003 of $9.1 million in interest due to Boston Edison’s early redemption of its $60 million 8.25% Debentures in September 2002 and its $150 million 6.8% Debentures retired in March 2003 and scheduled repayments of its transition property securitization certificates of $70.6 million that resulted in reduced interest expense of $3.3 million.  Securitization interest represents interest on debt collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture.  These certificates are non-recourse to Boston Edison.

Short-term and other interest expense was $11.3 million in the current nine-month period compared to $20.5 million in the same period of 2002, a decrease of $9.2 million, or 45%.  This decrease is primarily attributable to both lower borrowing rates and a lower average level of short-term debt outstanding that averaged $251.3 million and $579.0 million in the nine-month periods ended September 30, 2003 and 2002, respectively.  Interest rates on these borrowings averaged 1.31% and 1.90% for the nine-month periods of 2003 and 2002, respectively.

Liquidity

Period to period fluctuations in the levels of net cash provided by operating activities are not indicative of the results that may be expected for an entire year.  The fluctuations for the nine-month periods ended September 30, 2003 and 2002 are primarily due to changes in incurred energy costs and the timing of the recovery levels of energy costs during the period. Changes in other working capital requirements also impact the comparison of operating cash flows.

The net cash provided by operating activities for the nine-month period ended September 30, 2003 was $347.3 million as compared to $513.7 million in the same period of 2002.  Despite the increase in earnings over the prior year, the decline in operating cash flows in 2003 compared to 2002 was impacted by $65 million received in 2002 as part of the completion of a development project and approximately $20 million in increased contributions to NSTAR’s qualified pension plan.  In addition to these factors, the timing of the recovery of energy costs reduced operating cash flows by $33.7 million in the nine-month period in comparison to 2002.  These energy costs will be recovered with a return from customers in future periods.  There is no impact on earnings from the timing of the recovery of energy costs.  Changes in other working capital items were primarily caused by the decrease in accounts receivable due to energy billings and the timing of tax payments.

The net cash used in investing activities of $195.1 million consists primarily of capital expenditures related to transmission and distribution systems and the expansion of NSTAR’s Advanced Energy Systems, Inc. generating facility.  The net cash used in financing activities of $183.9 million reflects long-term debt redemptions and sinking funds payments of $220.8 million, dividends paid of $87.4 million, the pay-down of short-term borrowings of $25.1 million and the proceeds from the issuance of a $150 million three-year Term Loan.

On August 28, 2003, NSTAR received a response from the Internal Revenue Service (IRS) National Office to a Request for Technical Advice filed by the IRS examining agents on June 5, 2003, requesting advice as to whether the gain on the sale of Commonwealth Energy System’s (COM/Energy) (a wholly owned subsidiary of NSTAR) non-nuclear generating assets in 1998 was a taxable transaction.  The transaction had been treated as non-taxable by COM/Energy since the gain was completely refunded to customers.  The Technical Advice Memorandum upheld COM/Energy’s position.  This ruling completes the audits by the IRS of COM/Energy’s 1997, 1998 and 1999 federal income tax returns.

The favorable decision to NSTAR eliminates any negative cash flows that could have resulted from a determination that the transaction was taxable and has no impact on current or future earnings.

For the nine-month period ended September 30, 2003, actual net capital spending was approximately $213.9 million primarily including system reliability infrastructure improvement projects incurred by

NSTAR Electric and Gas operations and expenditures in connection with the Advanced Energy Systems, Inc. generation expansion project.  Total capital investments for 2003 are expected to be $286 million.

NSTAR’s projected primary uses of cash for 2003 include capital expenditures, dividend payments and debt reductions.  In the nine-month period ended September 30, 2003, debt financing activities included the retirement of $150 million of Boston Edison’s 6.8% Debentures, $52.1 million in securitization certificates and ComElectric’s 7.43% $15 million Term Loan.

NSTAR’s management is evaluating a plan to construct a 345 kv transmission line from the southern suburbs of Boston to South Boston in order to assure continued reliability of service and improve power input capacity in the Northeast Massachusetts area (NEMA).  If approved, construction is estimated to begin in the fourth quarter of 2004 and the new transmission line is anticipated to be placed in service during the summer of 2006.  This project is a regional transmission investment and, as a result, the cost will be shared by all of New England.  This proposed plan is subject to board approval and siting and license requirements.  Future capital spending programs and the related estimates are subject to revision due to changes in regulatory requirements, changes in transmission and distribution system requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.  NSTAR’s management continuously reviews its capital expenditure and financing programs.

Sources of Additional Capital and Financial Covenant Requirements

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements.  ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at September 30, 2003 and December 31, 2002.  NSTAR’s long-term debt other than the Mortgage Bonds of NSTAR Gas is unsecured.

NSTAR has a credit facility of $350 million that consists of a three year,  $175 million revolving credit agreement that expires on November 14, 2005 and a 364-day, $175 million agreement that expires on November 14, 2003.  NSTAR’s intent is not to extend the 364-day agreement when it becomes due.  At September 30, 2003 and December 31, 2002, there were no amounts outstanding under these revolving credit agreements.  These arrangements serve as backup to NSTAR’s $350 million commercial paper program that, at September 30, 2003 and December 31, 2002, had $22 million and $63.5 million outstanding, respectively.  In October 2002, following receipt of the proceeds of Boston Edison’s $500 million debt issue, the proceeds were used to pay down short-term debt balances.  Under the terms of this credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from Common equity, and to maintain a ratio of consolidated earnings before interest and taxes to consolidated total interest expense of not less than 2 to 1 for each period of four consecutive fiscal quarters.  Commitment fees must be paid on the total agreement amount.  At September 30, 2003 and December 31, 2002, NSTAR was in full compliance with all of the aforementioned covenants.

Boston Edison has approval from the FERC to issue short-term debt securities from time to time on or before December 31, 2004, with maturity dates no later than December 31, 2005, in amounts such that the aggregate principal does not exceed $350 million at any one time.  Boston Edison has a credit facility with a 364-day, $350 million revolving credit agreement that expires on November 14, 2003.  Boston

Edison’s intent is to extend the 364-day agreement when it becomes due with another 364-day agreement.  At September 30, 2003, there was no amount outstanding under this revolving credit agreement.  These agreements serve as backup to Boston Edison’s $350 million commercial paper program that had a $118 million balance at September 30, 2003 and no outstanding balance at December 31, 2002.  In October 2002, following receipt of the proceeds of its $500 million debt issue, its short-term debt balance was reduced to zero.  Under the terms of this agreement, Boston Edison is required to maintain a maximum total debt to capitalization ratio of not greater than 60% at all times.  At September 30, 2003 and December 31, 2002, Boston Edison was in full compliance with all of its covenants in connection with its short-term credit facilities.

In addition, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $165 million available under several lines of credit and had $33.5 million and $135.1 million outstanding under these lines of credit at September 30, 2003 and December 31, 2002, respectively.  ComElectric and Cambridge Electric have FERC authorization to issue short-term debt securities from time to time on or before November 30, 2004 and June 27, 2004, with maturity dates no later than November 29, 2005 and June 26, 2005, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time.  NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

In May 2003, ComElectric entered into a $150 million, three-year variable rate unsecured Term Loan with a group of banks.  The net proceeds were used to repay outstanding short-term debt balances.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity.  Management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

Other Events

On October 1, 2003, NSTAR Electric initiated the process to auction off certain power purchase agreements under which the Company had contracted to purchase approximately 1,100 megawatts of power under long-term contracts with non-utility generators.  The auction is intended to further NSTAR’s efforts to mitigate stranded costs, which continue to be recovered from customers.  To facilitate this process, NSTAR Electric hired a consultant to auction off these contracts.  Any sale or restructuring of the power purchase agreements would serve to reduce costs that are currently collected from customers.  Currently, NSTAR Electric cannot predict the timing and outcome of this auction nor can NSTAR Electric management predict the ultimate impact on its financial position or cash flows.  NSTAR Electric does not expect an impact to earnings since the proceeds would be used to lower costs that are passed through to customers in rates.

On July 14, 2003, Mirant Corporation and certain of its subsidiaries (Mirant) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code.  Mirant currently supplies, among other services, standard offer service for approximately 13% of NSTAR Electric’s standard offer load.  Due to the nature of the relationship with Mirant, NSTAR does not expect a material impact to its earnings.  NSTAR’s expectation is that Mirant will continue to perform under its agreements with NSTAR.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

NSTAR’s exposure to financial market risk results primarily from fluctuations in interest rates.  On May 14, 2003, Commonwealth Electric entered into a $150 million, three-year variable rate unsecured Term Loan with a group of banks priced at LIBOR plus 62.5 basis points.  An immediate change of one percent on this term loan would cause a change in interest expense of approximately $1.5 million per year.

Item 4.  Controls and Procedures

NSTAR’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

NSTAR carried out an evaluation, under the supervision and with the participation of NSTAR’s management, including NSTAR’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NSTAR’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NSTAR’s disclosure controls and procedures were effective (1) to timely alert them to material information relating to NSTAR’s information required to be disclosed by NSTAR in the reports that it files or submits under the Securities Exchange Act of 1934 and (2) to ensure that appropriate information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the most recent fiscal quarter, there have been no significant changes in NSTAR’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations for a reporting period.

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	15	-	Letter Re Unaudited Interim Financial Information

		15.1		PricewaterhouseCoopers LLP Awareness Letter nstarex15

	Exhibit	31	-	Rule 13a - 15/15d-15(e) Certifications

		31.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 nstarex31may

		31.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 nstarex31judge

	Exhibit	32	-	Section 1350 Certifications

		32.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 nstarex32may

		32.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 nstarex32judge

	Exhibit	99	-	Additional Exhibits

		99.1		Report of Independent Accountants nstarex99

b)	Reports on Form 8-K:

A report on Form 8-K was filed/furnished on July 24, 2003 that announced NSTAR’s financial and operating results for the second quarter of 2003.

A report on Form 8-K was filed on September 2, 2003 by NSTAR to disclose the response of the Internal Revenue Service (IRS) National Office to a Request for Technical Advice filed by the IRS examining agents requesting advice as to whether the gain on the sale of COM/Energy’s non-nuclear generating assets in 1998 was a taxable transaction.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR

(Registrant)

Date: November 7, 2003	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer