Form 10-Q
period 2004-03-31
NSTAR/MA
filed 2004-05-05
CIK 1035675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

The number of shares outstanding of the registrant's class of common stock was 53,032,546 Common Shares, par value $1, as of April 30, 2004.

NSTAR
Form 10-Q - Quarterly Period Ended March 31, 2004

Part I. Financial Information:		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Comprehensive Income	3

	Condensed Consolidated Statements of Retained Earnings	3

	Condensed Consolidated Balance Sheets	4 - 5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

Part II. Other Information:

Item 1.	Legal Proceedings	27

Item 2	Changes in Securities and Use of Proceeds	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits and Reports on Form 8-K	29

Signature		30

Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR has filed with the SEC on the SEC’s website at www.sec.gov.  In addition, NSTAR’s Board of Trustees has various committees including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee, a Board Governance and Nominating Committee and an Executive Committee.  In 2003, the Board adopted the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  NSTAR’s SEC filings and Corporate Governance documents, including charters, guidelines and codes, and any amendments to such codes which are applicable to NSTAR’s executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR’s website at www.nstaronline.com.  Copies of NSTAR’s SEC filings may also be obtained by writing or calling NSTAR’s Investor Relations Department at the address or phone number on the cover of this Form 10-Q.

Part I.  Financial Information
Item 1.  Financial Statements

NSTAR
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except earnings per share)

	Three Months Ended
	March 31,
	2004	2003

Operating revenues	$809,908	$762,932

Operating expenses:
Purchased power and cost of gas sold	471,070	434,580
Operations and maintenance	106,495	109,836
Depreciation and amortization	65,539	62,144
Demand side management and renewable energy programs	17,470	16,870
Property and other taxes	28,757	26,379
Income taxes	33,070	28,522

Total operating expenses	722,401	678,331

Operating income	87,507	84,601

Other income (deductions):
Other income, net	963	1,056
Other deductions, net	(144)	(617)

Total other income (deductions), net	819	439

Interest charges:
Long-term debt	28,937	31,779
Transition property securitization	7,583	8,684
Short-term debt and other	1,928	3,037
Allowance for borrowed funds used during
construction (AFUDC)/capitalized interest	(328)	(1,288)

Total interest charges	38,120	42,212

Preferred stock dividends of subsidiary	490	490

Net income	$49,716	$42,338

Weighted average common shares outstanding:
Basic	53,033	53,033

Diluted	53,483	53,312

Earnings per common share:
Basic	$0.94	$0.80

Diluted	$0.93	$0.79

Dividends declared per common share	$0.555	$0.54

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003

Net income	$49,716	$42,338

Other comprehensive income, net:
Unrealized gain on investments	-	2,203

Comprehensive income	$49,716	$44,541

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003

Balance at the beginning of the period	$449,114	$382,886
Add:
Net income	49,716	42,338

Subtotal	498,830	425,224

Deduct:
Dividends declared:
Common shares	29,433	28,638

Balance at the end of the period	$469,397	$396,586

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2004	2003

Assets

Utility plant in service, at original cost	$4,228,094	$4,254,848
Less: accumulated depreciation	1,072,604	1,109,248

	3,155,490	3,145,600
Construction work in progress	85,717	70,500

Net utility plant	3,241,207	3,216,100

Non-utility property, net	158,063	160,556

Goodwill	436,059	439,122

Equity and other investments	71,708	68,888

Current assets:
Cash and cash equivalents	15,787	16,526
Restricted cash	14,793	13,144
Accounts receivable, net and accrued unbilled revenues	378,572	352,374
Inventory, at average cost	43,744	79,743
Other	55,334	39,172

Total current assets	508,230	500,959

Deferred debits:
Regulatory assets - power contracts	732,651	799,087
Regulatory assets - retiree benefit costs	341,082	340,111
Regulatory assets - other	736,152	715,849
Other	79,813	79,988

Total deferred debits	1,889,698	1,935,035

Total assets	$6,304,965	$6,320,660

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2004	2003

Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share,
100,000,000 shares authorized;
53,032,546 shares issued and outstanding	$53,033	$53,033
Premium on common shares	866,824	866,221
Retained earnings	469,397	449,114
Accumulated other comprehensive loss	(6,776)	(6,776)

Total common equity	1,382,478	1,361,592

Cumulative non-mandatory redeemable preferred
stock of subsidiary	43,000	43,000

Long-term debt	1,903,632	1,605,381
Transition property securitization	342,500	377,150

Total long-term debt	2,246,132	1,982,531

Total capitalization	3,671,610	3,387,123

Current liabilities:
Long-term debt	8,602	189,956
Transition property securitization	56,826	40,077
Notes payable	143,400	239,100
Accounts payable	197,367	224,987
Accrued expenses	247,061	231,838
Deferred income taxes	38,670	13,961

Total current liabilities	691,926	939,919

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	778,313	765,507
Power contracts	732,651	799,087
Pension liability	42,233	46,659
Regulatory liability - cost of removal	232,803	223,074
Other	155,429	159,291

Total deferred credits	1,941,429	1,993,618

Commitments and contingencies

Total capitalization and liabilities	$6,304,965	$6,320,660

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003

Operating activities:
Net income	$49,716	$42,338
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	65,724	62,349
Deferred income taxes and investment tax credits	37,282	24,101
AFUDC/Capitalized interest	(328)	(1,288)
Net changes in:
Accounts receivable and unbilled revenues	(26,198)	(43,962)
Accounts payable	(27,620)	25,504
Other current assets	18,188	23,092
Other current liabilities	39,932	7,799
Net change from other operating activities	(78,118)	(67,770)

Net cash provided by operating activities	78,578	72,163

Investing activities:
Plant expenditures (excluding AFUDC/capitalized interest)	(49,686)	(55,031)
Other investments	(2,820)	294

Net cash used in investing activities	(52,506)	(54,737)

Financing activities:
Long-term debt redemptions	(183,287)	(166,472)
Transition property securitization	(17,901)	(16,959)
Net change in notes payable	204,300	168,800
Dividends paid	(29,923)	(29,128)

Net cash used in financing activities	(26,811)	(43,759)

Net decrease in cash and cash equivalents	(739)	(26,333)
Cash and cash equivalents at the beginning of the year	16,526	53,438

Cash and cash equivalents at the end of the period	$15,787	$27,105

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$43,496	$49,882

Income taxes	$8,496	$6,519

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR’s 2003 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  About NSTAR

NSTAR (or the Company) is an energy delivery company serving approximately 1.4 million customers in 107 cities and towns in Massachusetts, including approximately 1.1 million electric customers in 81 communities and approximately 300,000 gas customers in 51 communities.  NSTAR’s retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (collectively operating as “NSTAR Electric”) and NSTAR Gas Company (NSTAR Gas).  Reference in this report to “NSTAR” shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires.  Reference in this report to “NSTAR Electric” shall mean each of Boston Edison, ComElectric and Cambridge Electric.  NSTAR also has ownership interests in and conducts non-utility, unregulated operations.

2.  Basis of Consolidation and Accounting

The financial information presented as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 has been prepared from NSTAR’s books and records without audit by independent accountants.  However, NSTAR’s independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants.  Financial information as of December 31, 2003 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  In the opinion of NSTAR’s management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

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

The results of operations for the three-month periods ended March 31, 2004 and 2003 are not indicative of the results that may be expected for an entire year.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.  Gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Stock Option Plan

NSTAR applies the recognition and measurement principles of Accounting Principles Board Opinion    No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its 1997 Share Incentive Plan.  Currently, no stock-based employee compensation expense for option grants is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common shares on the date of grant.  The following table illustrates the effect on net income and earnings per share if NSTAR had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended
	March 31,
(in thousands, except earnings per common share amounts)	2004	2003

Net income, as reported	$49,716	$42,338
Add: Share grant incentive compensation
expense included in reported net income,
net of related tax effects	558	455
Deduct: Total share grant and stock
option compensation expense determined
under fair value method for all awards, net
of related tax effects	(737)	(598)

Pro forma net income	$49,537	$42,195

Earnings per common share:
Basic - as reported	$0.94	$0.80
Basic - pro forma	$0.93	$0.80
Diluted - as reported	$0.93	$0.79
Diluted - pro forma	$0.93	$0.79

4.  Pension and Other Postretirement Benefits

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  For the three months ended March 31, 2004, NSTAR has contributed approximately $12 million to the Plan.  The Company anticipates contributing approximately $31 million to the Plan over the remaining nine months.

Effective for the quarter ended March 31, 2004, SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits,” requires disclosure of the net periodic pension and postretirement benefit cost.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2004	2003

Service cost	$5.0	$4.5
Interest cost	14.6	14.7
Expected return on Plan assets	(17.3)	(14.7)
Amortization of transition obligation	0.1	0.2
Recognized actuarial loss	6.0	9.2

Net periodic pension benefit cost	$8.4	$13.9

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  These benefits include health and life insurance coverage and until April 1, 2003, reimbursement of certain Medicare premiums for certain retirees.  Under certain circumstances, eligible retirees are required to make contributions for postretirement benefits.  For the three months ended March 31, 2004, NSTAR has contributed approximately $3.6 million toward these benefits.  The Company anticipates contributing approximately $16 million for these benefits over the remaining nine months.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2004	2003

Service cost	$2.0	$1.8
Interest cost	9.1	8.8
Expected return on Plan assets	(6.0)	(4.8)
Amortization of prior service cost	0.3	0.3
Amortization of transition obligation	0.5	0.5
Recognized actuarial loss	3.5	4.4

Net periodic postretirement benefit cost	$9.4	$11.0

The net periodic pension and other postretirement benefit costs for the first quarter were estimated based on the latest available participant census data.  A full actuarial valuation will be completed during the second quarter.  At that time, the cost amounts will be adjusted based on the actual actuarial study results.

In December 2003, the FASB issued Staff Position (FSP) 106-1, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act).  The Act provides for drug benefits for retirees over the age of 65 under a new Medicare Part D program.  For employers like NSTAR, who currently provide retiree medical programs for former employees over the age of 65, there are potential subsidies available which are inherent in the Act.  The Act potentially entitles these employers to a direct tax-exempt federal subsidy.

In accordance with this FSP, NSTAR elected to defer recognition of the provisions of this Act until further accounting guidance is issued.  As a result, the provisions of the Act are not reflected in this disclosure or in the accompanying Condensed Consolidated Financial Statements.  Specific authoritative accounting guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require NSTAR to change previously reported amounts related to accumulated benefit obligations and net periodic postretirement benefit costs.

In April 2004, the FASB issued a proposed Staff Position that provides proposed guidance on the accounting for the effects of the Act.  The proposed guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated postretirement benefit obligation should be accounted for as an actuarial gain (assuming no plan amendments are made).  In addition, since the subsidy would affect the employer’s share of its plan’s costs, the subsidy is included in measuring the costs of benefits attributable to current service.  Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic postretirement benefit cost.  After a comment period, this Staff Position is currently expected to be effective in the third quarter of 2004.  NSTAR is evaluating the impact that the ACT and this Staff Position will have on its financial position..

5.  New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised in December 2003 (FIN 46R), which addresses the consolidation of variable interest entities (VIE) by business enterprises that are the primary beneficiaries.  A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest.  The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE.  This interpretation has two effective dates:  December 31, 2003 and March 31, 2004.

NSTAR has a wholly owned special purpose subsidiary, BEC Funding LLC, established to facilitate the sale and administration of $725 million in notes to a special purpose trust created by two Massachusetts state agencies.  Historically, NSTAR has consolidated this entity.  As part of NSTAR’s assessment of FIN 46R and for compliance at December 31, 2003, NSTAR reviewed the substance of this entity to determine if it is still proper to consolidate this entity.  Based on its review, NSTAR has concluded that BEC Funding LLC is a variable interest entity and should continue to be consolidated by NSTAR.

For the quarter ended March 31, 2004, NSTAR evaluated, among other entities, its power purchase agreements and determined that it is possible that five counterparties might be considered variable interest entities.   These entities have daily capacity output ranging from 20 MW to 330 MW.  For the quarters ended March 31, 2004 and 2003, NSTAR purchased a total of approximately 1,121 MWH and 1,233 MWH, respectively, under these agreements.  These purchases approximate 18% of the total megawatts purchased for the quarters ended March 31, 2004 and 2003 and amounted to approximately $102 million and $100 million, respectively.  In order to determine if these counterparties are VIEs and if NSTAR is the primary beneficiary of these counterparties, NSTAR concluded that it needed more information from the entities.  NSTAR attempted to obtain the information required and requested, in writing, these entities provide the Company with the necessary information.  However, all of the entities have indicated that they will not provide the requested information as they are not contractually obligated to provide such confidential information.  Since NSTAR was unable to obtain the necessary information and as allowed under a scope exception in FIN 46R, the accompanying Condensed Financial Statements do not reflect the consolidation of any entities with which NSTAR has a power purchase agreement.

In March 2004, the FASB issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, “Share-Based Payment.”  This proposed Statement addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  This proposed Statement would also eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method.  This Exposure Draft is open for public comment until June 30, 2004.  The final Statement is expected to be applied prospectively, for NSTAR, for fiscal years beginning after December

15, 2004.  NSTAR is currently assessing the impact of this proposed Statement on its share-based compensation programs.

Note B.  Cost of Removal

For NSTAR’s regulated utility businesses, cost of removal (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  Cost of removal was previously included in accumulated deprecation but is currently reflected as a regulatory liability.  As of March 31, 2004 and December 31, 2003, the estimated amount of the cost of removal included in regulatory liabilities was approximately $233 million and $223 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments - Power Contracts

NSTAR accounts for its power contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  NSTAR has six purchased power contracts that contain components with pricing mechanisms that are partly based on a pricing index, such as the Gross National Product or Consumer Price Index.   The recognition of a liability for the fair value of the above-market portion of these contracts at March 31, 2004 and December 31, 2003 is approximately $603 million and $666 million, respectively, and is a component of Deferred credits - Power contracts on the accompanying Condensed Consolidated Balance Sheets.  NSTAR has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of these contracts through its transition charge.  Therefore, as a result of this regulatory treatment, the recording of these contracts on its accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

NSTAR has other purchased power contracts in which the contract value is significantly above-market.  However, these contracts have met the criteria for the normal purchases and sales exception pursuant to SFAS 133 and have not been recorded on the accompanying Condensed Consolidated Balance Sheets.  The above-market portion of these contracts is currently being recovered through the transition charge.  Therefore, NSTAR does not account for these types of capacity and energy contracts, gas supply contracts, or purchase orders for numerous supply arrangements as derivatives.

Note D.  Other Utility Matters

1.  Service Quality Indicators

Service quality indicators are established performance benchmarks for identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance for all Massachusetts utilities.  NSTAR Electric and NSTAR Gas are required to report annually to the Massachusetts Department of Telecommunications and Energy (MDTE) concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

On March 1, 2004, NSTAR Electric and NSTAR Gas filed their 2003 Service Quality Reports with the MDTE that reflected sufficient levels of reliability and performance; the reports indicate that no penalty will be assessed for 2003.  The MDTE will review this filing and will likely issue an order later in 2004.  NSTAR monitors its service quality continuously to determine its contingent liability, and if it were determined that a liability has been incurred and is estimable, an appropriate liability would be accrued.  Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

As of March 31, 2004, NSTAR Electric’s and NSTAR Gas’ 2004 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2004.  However, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

2.  Regulatory Proceedings

On March 24, 2004, the Federal Energy Regulatory Commission (FERC) set for hearing a joint return on equity (ROE) filing made by participating New England Transmission Owners (NETO), including NSTAR Electric.  The NETO proposal requested an increase in the base ROE component of the regional and local transmission rates, to be provided under the Regional Transmission Organization for New England  (RTO-NE) open access transmission tariff (OATT) to a single ROE of 12.8% for all regional and local transmission rates.  Presently, transmission service in New England is provided under a two-tier structure, with the potential for the ROE for local service to be different than regional service for the same transmission provider.  While the FERC set for hearing the base ROE proposal and, consistent with decisions in prior RTOs, FERC approved a ROE adder of 50 basis points, as an incentive for joining an RTO for regional service.  In addition, FERC set for hearing NETO’s proposal for an additional 100 basis points applicable to all future transmission expansion.  The NETO maintain that sufficient equity returns are needed to elicit the necessary investments by the transmission owners within an RTO.  Hearings on the base ROE and 100 basis point adder issues will be held in abeyance while settlement negotiations are held before a FERC administrative law judge.

The joint filing among the NETO was made in connection with the proposed formation of RTO-NE by the NETO and Independent System Operator - New England (ISO-NE), the present administrator of the New England Power Pool (NEPOOL) OATT, and is an important and integral component of the agreement to form an RTO for the New England region.

Also, on March 24, 2004, the FERC conditionally approved RTO status for ISO-NE pending the acceptance of certain conditions.  RTO-NE will act as both the regional transmission provider and the tariff administrator with the RTO-NE OATT replacing the NEPOOL OATT.  RTO-NE will also have operational authority over all transmission within the New England region’s bulk electric power system under a longer-term and more stable contractual structure than the current interim agreement between the ISO-NE and NEPOOL.  The NETO are seeking rehearing and clarification of certain provisions of the FERC RTO order issued on March 24, 2004.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 109, net regulatory assets include $50 million and $50.2 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of March 31, 2004 and December 31, 2003, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2004 and the actual effective income tax rate for the year ended December 31, 2003:

	2004	2003

Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.9	5.3
Investment tax credits	(0.5)	(0.6)
Other	0.9	1.4

Effective tax rate before write-down and tax valuation allowance
adjustment	40.3	41.1
Adjustment to tax valuation allowance and write-down of RCN investment	-	(2.8)

Effective tax rate	40.3%	38.3%

Note F.  Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net income, which includes a deduction for preferred dividends of a subsidiary, by the weighted average common shares outstanding during the year.  SFAS No. 128, “Earnings per Share,” requires the disclosure of diluted EPS.  Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares is increased to include the number of dilutive potential common shares.  Diluted EPS reflects the impact on shares outstanding of the deferred (nonvested) shares and stock options granted, adjusted for forfeitures, under the NSTAR 1997 Share Incentive Plan.

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2004	2003

Net income	$49,716	$42,338
Basic EPS	$0.94	$0.80
Diluted EPS	$0.93	$0.79

Weighted average common shares
outstanding for basic EPS	53,033	53,033
Effect of diluted shares:
Weighted average dilutive potential common shares	450	279

Weighted average common shares outstanding for diluted EPS	53,483	53,312

Note G.  Long-Term Debt Redemption / Issuance

On March 16, 2004, Boston Edison redeemed the entire outstanding balance of $181 million aggregate principal amount of its 7.80% Debentures due March 15, 2023.  The redemption also included payment of an approximate $6.1 million premium plus accrued interest.  Subsequent to the end of the quarter, on April 16, 2004, Boston Edison sold $300 million of ten-year fixed rate (4.875%) Debentures.   The net proceeds were used to repay outstanding short-term debt balances, incurred, in part, to pay the redemption price of the 7.80% Debentures.  The premium paid to redeem the 7.80% Debentures will be amortized over ten years, the life of the new 4.875% Debentures.

For financial reporting purposes, $300 million of short-term Notes payable at March 31, 2004 have been reclassified on the accompanying Condensed Consolidated Balance Sheets as Long-term debt to reflect this transaction.

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

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total

Three months ended March 31,
2004
Operating revenues	$561,222	$211,701	$36,985	$809,908
Segment net income	$27,162	$20,245	$2,309	$49,716
2003
Operating revenues	$525,111	$202,969	$34,852	$762,932
Segment net income	$22,661	$19,118	$559	$42,338

Total assets
March 31, 2004	$5,367,912	$674,992	$262,061	$6,304,965
December 31, 2003	$5,413,765	$679,120	$227,775	$6,320,660

Note I.  Commitments and Contingencies

1.  Environmental Matters

As of March 31, 2004, NSTAR’s subsidiaries are involved in four state-regulated properties (“Massachusetts Contingency Plan, or “MCP” sites”) where oil or other hazardous materials were previously spilled or released.  The NSTAR subsidiaries are required to clean up or otherwise remediate these properties in accordance with specific state regulations.  There are sometimes uncertainties associated with total remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites.  Estimates of approximately $0.7 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both March 31, 2004 and December 31, 2003.

In addition to the MCP sites, NSTAR subsidiaries also face possible liability as a result of involvement in 12 multi-party disposal sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for these sites.  Estimates of approximately $3.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both March 31, 2004 and December 31, 2003.

The MCP and multi-party disposal site amounts have not been reduced by any potential rate recovery treatment of these costs or any potential recovery from NSTAR’s insurance carriers.  Prospectively, should NSTAR be allowed to collect these specific costs from customers, it would record an offsetting regulatory asset and record a credit to operating expenses equal to previously expensed costs.

NSTAR Gas is participating in the assessment or remediation of five former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action.  The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of both March 31, 2004 and December 31, 2003, NSTAR has recorded a liability of approximately $4.4 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party.  A corresponding regulatory asset has been recorded that reflects the future rate recovery for these costs.

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

2.  Income Tax Matters

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of NSTAR during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in NSTAR’s 2003 Annual Report on Form 10-K.

Overview

NSTAR (or the Company) is an energy delivery company serving approximately 1.4 million customers in 107 cities and towns in Massachusetts, including approximately 1.1 million electric customers in 81 communities and approximately 300,000 gas customers in 51 communities.  NSTAR’s retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (collectively operating as “NSTAR Electric”) and NSTAR Gas Company (NSTAR Gas).  Reference in this report to “NSTAR” shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires.  Reference in this report to “NSTAR Electric” shall mean each of Boston Edison, ComElectric and Cambridge Electric.  NSTAR also has ownership interests in and conducts non-utility, unregulated operations.

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

Any forward-looking statement speaks only as of the date of this filing and NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures NSTAR makes in its filings to the SEC.  Also note that NSTAR provides in the above paragraphs a cautionary discussion of risks and other uncertainties relative to its business.  These are factors that could cause its actual results to differ materially from expected and historical performance.  Other factors in addition to those listed here could also adversely affect NSTAR.  This report also describes material contingencies and critical accounting policies and estimates in this section and in the accompanying Notes to Condensed Consolidated Financial Statements and NSTAR encourages a review of these Notes.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of NSTAR’s 2003 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate and Regulatory Proceedings

a.  Service Quality Indicators

Service quality indicators are established performance benchmarks for identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance for all Massachusetts utilities.  NSTAR Electric and NSTAR Gas are required to report annually to the MDTE concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

On March 1, 2004, NSTAR Electric and NSTAR Gas filed their 2003 Service Quality Reports with the MDTE that reflected sufficient levels of reliability and performance; the reports indicate that no penalty will be assessed for 2003.  The MDTE will review this filing and will likely issue an order later in 2004.  NSTAR monitors its service quality continuously to determine its contingent liability, and if it were determined that a liability has been incurred and is estimable, an appropriate liability would be accrued.  Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

As of March 31, 2004, NSTAR Electric’s and NSTAR Gas’ 2004 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2004.  However, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

b.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through either standard offer or default service for those who choose not to buy energy from a competitive energy supplier.  Currently, standard offer service is scheduled to be available to eligible customers through February 2005 at prices approved by the MDTE.  The total rate paid by customers taking standard offer service are set at levels so as to guarantee mandatory overall rate reductions required by the Massachusetts Electric Restructuring Act of 1997 (Restructuring Act) (excluding the impact of standard offer service fuel index adjustments).  Currently, new retail customers in the NSTAR Electric service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service.  Default service rates are reset every six months (every three months for large commercial and industrial customers).  The price of default service is intended to reflect the average competitive market price for power.  NSTAR anticipates that upon the expiration of standard offer service, effective March 1, 2005, all customers not purchasing generation service from competitive retail suppliers will be eligible for default service.  However, Massachusetts officials are considering new deregulation legislation to be effective after March 1, 2005.  NSTAR cannot predict or anticipate the outcome of this process or its impact on NSTAR or its customers.  As of March 31, 2004 and December 31, 2003, customers of NSTAR Electric had approximately 23% and 26%, respectively, of their load requirements provided by competitive suppliers.

c.  Natural Gas Rates

NSTAR Gas generates revenues primarily through the sale and/or transportation of natural gas.  Gas sales and transportation services are divided into two categories: firm, whereby NSTAR Gas must supply gas and/or transportation services to customers on demand; and interruptible, whereby NSTAR Gas may, generally during colder months, temporarily discontinue service to high volume commercial and industrial customers.  Sales and transportation of gas to interruptible customers do not materially affect NSTAR Gas’ operating income because substantially the entire margin for such service is returned to its firm customers as rate reductions.

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

d.  Regional Transmission Organization (RTO)

On March 24, 2004, the FERC conditionally approved RTO status to the Independent System Operator - New England (ISO-NE), pending the acceptance of certain conditions.  The ISO-NE will be transformed into an RTO through a change of name and governance structure, designed to ensure independence from market participants.  RTO-NE will be responsible for the day-to-day operation of New England’s bulk generation and transmission systems, together with the utility companies that own transmission facilities in New England including NSTAR, filed a proposal with FERC creating a RTO in compliance with FERC directives and pronouncements.

RTO-NE will be an independent entity, without a financial interest in the region’s marketplace, having operating authority over the New England transmission grid and have the responsibility to make impartial decisions on the development and implementation of market rules.  The new RTO will enter into a series of contractual arrangements that will define its functions and responsibilities, including a Transmission Operating Agreement, which will govern the relationship between the owners of transmission facilities, such as NSTAR Electric and the RTO, as the operator of the New England transmission grid.  Separate agreements will govern the operation of the spot power and related markets, and merchant transmission facilities.  Management cannot estimate the impact of this approval on the Company.

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

Other Events

NSTAR previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 that NSTAR Electric had initiated a process to auction off certain power purchase agreements under which the Company had contracted to purchase approximately 1,100 megawatts of power under long-term contracts with non-utility generators.  The auction is intended to further NSTAR’s efforts to mitigate stranded costs, which continue to be recovered from customers.  Currently, the auction process is closed and NSTAR is evaluating bids and has begun negotiations with certain parties that, if successful, will lead to a restructuring or buy-out of one or more of these contracts.

Results of Operations - Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Results of Operations

The following section of MD&A compares the results of operations for the three-month periods ended March 31, 2004 and 2003 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Earnings and Operations Overview

Earnings per common share were as follows:

	Three Months ended March 31,

	2004	2003	% Change
Basic	$0.94	$0.80	17.5
Diluted	$0.93	$0.79	17.7

Net income was $49.7 million for the quarter ended March 31, 2004 compared to $42.3 million for the same period in 2003.  Factors that contributed to the $7.4 million, or 17.5%, increase in 2004 earnings include additional revenue received as part of a reconciliation rate adjustment mechanism related to pension and postretirement benefits other than pensions (PBOP), additional revenue related to a cost reconciliation true-up adjustment, higher electric distribution revenues, interest savings on the Company’s outstanding indebtedness due to lower short-term and long-term interest, and a reduction in operations and maintenance expense.

For the first quarter of 2004, NSTAR generated $78.6 million of cash from operations to fund approximately $49.7 million of net capital expenditures, and $29.9 million of cash dividends.  In comparison to the same period of the prior year, cash from operations increased slightly due to higher earnings offset by the timing of the collection of energy costs.  Financing activities include the retirement of $181 million of the 7.80% series of Debentures.  This retirement was temporarily funded with short-term borrowings pending a long-term financing, which was completed in April 2004.

Energy sales and weather

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWH	Three Months ended March 31,

	2004	2003	% Change

Residential	1,765,626	1,764,933	-
Commercial	3,135,616	3,048,455	2.9
Industrial	393,185	396,560	(0.9)
Other	47,064	47,402	(0.7)

Total retail sales	5,341,491	5,257,350	1.6

Firm Gas Sales - BBTU	Three Months ended March 31,

	2004	2003	% Change

Residential	11,724	11,640	0.7
Commercial	7,140	7,167	(0.4)
Industrial and other	3,219	3,412	(5.7)

Total firm sales	22,083	22,219	(0.6)

The 1.6% increase in retail MWH sales in the first quarter of 2004 reflects, by customer sectors, an improvement of 2.9% in commercial sales offset somewhat by the continued sales decline of 0.9% in the industrial sector.  The 0.6% decrease in firm gas sales in the first quarter of 2004 primarily reflects warmer overall temperatures than in 2003.   Electric and gas sales both reflect the impact of one additional day in 2004 due to the leap year.

In terms of customer sectors, industrial sales are less sensitive to weather while residential and commercial sales are influenced by temperature extremes.  Despite the overall warmer winter weather in 2004, the increase in electric sales is attributable in part to commercial building and expansion of existing units and the resulting extension of commercial energy uses, while residential electric sales were unchanged due to warmer weather.  Electric residential and commercial customers were approximately 33% and 59%, respectively, of NSTAR’s total retail sales mix for the first quarter of 2004 and provided 53% and 42% of distribution revenues, respectively.  Refer to the “Electric revenues” section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions and sales to these customers further declined in 2004 primarily due to a slowdown in economic conditions that led to reduced production or facility closings.

			Normal
			30-Year
	2004	2003	Average

Heating degree-days	3,124	3,217	3,012
Percentage change from prior year	(2.9)%	27.4%
Percentage change from 30-year average	3.7%	8.0%

Weather conditions impact electric and, to a greater extent during the winter, gas sales in NSTAR’s service area.  The comparative information above relates to heating degree-days for the first quarter of 2004 and 2003 and the number of degree-days in a “normal” first quarter as represented by a 30-year average.  A “degree-day” is a unit measuring how much the outdoor mean temperature falls below a base of 65 degrees.  Each degree below the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first quarter of 2004 increased 6.2% from the same period in 2003 as follows:

(in millions)	Three Months Ended March 31,		Increase/(Decrease)
	2004	2003	Amount	Percent
Electric revenues
Retail distribution and transmission	$192.4	$186.0	$6.4	3.4
Energy, transition and other	364.0	329.4	34.6	10.5

Total retail	556.4	515.4	41.0	8.0
Wholesale	4.8	9.7	(4.9)	(50.5)

Total electric revenues	561.2	525.1	36.1	6.9
Gas revenues
Firm and transportation	65.7	64.3	1.4	2.2
Energy supply and other	146.0	138.7	7.3	5.3

Total gas revenues	211.7	203.0	8.7	4.3

Unregulated operations revenues	37.0	34.8	2.2	6.3

Total operating revenues	$809.9	$762.9	$47.0	6.2

  Electric revenues

Electric retail distribution revenues primarily represent charges to customers for the Company’s recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company’s substations.  The increase in retail revenues primarily reflects the 1.6% increase in retail

MWH sales substantially all in the commercial sector.  Retail electric revenues also include approximately $5.1 million in additional revenues received as part of a reconciliation rate adjustment mechanism related to pension and PBOP.

NSTAR’s largest earnings sources are the revenues derived from distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather conditions and the economy.  Weather conditions affect sales to NSTAR’s residential and small commercial customers.  Economic conditions affect NSTAR’s large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts.  The energy supply revenues relate to customers being provided energy supply under either standard offer or default service.  Energy supply contract prices vary among the NSTAR Electric companies and for standard offer and default service customers.  However, the retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Furthermore, energy and transition revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.  Other revenues primarily relate to the Company’s ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments.  In 2004, the cost reconciliation true-up adjustments increased revenues by approximately $4.7 million.  The $34.6 million increase in energy, transition and other revenues is primarily attributable to higher rates for default service and standard offer service, which include the ComElectric and Cambridge Electric standard offer service fuel index adjustments.

Wholesale revenues relate to services provided to municipalities and certain other governmental authorities.  This decrease in 2004 wholesale revenues reflects the expiration of two wholesale power supply contracts in January and March of 2003.  After October 31, 2005, NSTAR Electric anticipates it will no longer have contracts for the supply of wholesale power.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of these contracts will have no impact on results of operations.  In October 2004, a municipal wholesale electric contract will expire resulting in a further decline in wholesale revenues and sales.

  Gas revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas’ recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas’ service area.  The $1.4 million increase in firm and transportation revenues is attributable to additional customers and includes approximately $0.9 million in additional revenues received as part of a reconciliation rate adjustment mechanism related to the pension and PBOP.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs.  This revenue increase of $7.3 million primarily reflects the higher costs of gas supply that reflected a weighted average cost of gas per therm increase over the same period in 2003 of approximately 16%.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.

  Unregulated operations revenues

Unregulated operations revenues are derived from NSTAR’s businesses that include district energy operations and telecommunications.  Unregulated revenues were $37.0 million in the first three months of 2004 compared to $34.8 million in the same period of 2003, an increase of $2.2 million, or 6%.  The increase in unregulated revenues is primarily the result of an increase in the rates for electric and chilled water services and higher steam revenues resulting from the significantly colder weather in January.

Operating expenses

Purchased power costs were $333.5 million in the first quarter of 2004 compared to $304.5 million in the same period of 2003, an increase of $29.0 million, or 10%.  The increase is primarily the result of increased sales and the higher costs of fuel, partially offset by the recognition of $15.1 million relating to the recovery of deferred standard offer and default service supply costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

The cost of gas sold, representing NSTAR Gas’ supply expense, was $137.6 million in the first quarter of 2004 compared to $130.1 million in 2003, an increase of $7.5 million, or 6%, due to recognition of the higher costs of gas supply.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. However, these expenses are also fully reconciled to the current level of revenues collected.

Operations and maintenance expense was $106.5 million in the first quarter of 2004 compared to $109.8 million in the same period of 2003, a decrease of $3.3 million, or 3%.  This decrease reflects a reduction in benefits expenses and lower labor costs.

Depreciation and amortization expense was $65.5 million in the first quarter of 2004 compared to $62.1 million in the same period of 2003, an increase of $3.4 million or 5%.  The increase primarily reflects higher depreciable distribution and transmission plant in service, as well as an increase to the transmission depreciation rate, and increased expense related to software and merger costs to achieve amortization.

DSM and renewable energy programs expense was $17.5 million in the first quarter of 2004 compared to $16.9 million in the same period of 2003, an increase of $0.6 million, or 4%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis.

Property and other taxes were $28.8 million in the first quarter of 2004 compared to $26.4 million in the same period of 2003, an increase of $2.4 million, or 9%.  This increase was due to higher overall municipal property taxes of $1.5 million caused primarily by higher property assessments, capital additions and tax rates in the City of Boston.  The overall level of municipal property taxes paid by NSTAR has increased due to legislation passed in Massachusetts allowing for the temporary shift of property tax burdens from residential to commercial property owners.

Income taxes attributable to operations were $33.1 million in the first quarter of 2004 compared to $28.5 million in the same period of 2003, an increase of $4.6 million, or 16%, reflecting higher pre-tax operating income in 2004.

Interest charges

Interest on long-term debt and transition property securitization certificates was $36.5 million in the first quarter of 2004 compared to $40.5 million in the same period of 2003, a decrease of $4.0 million, or 10%.  The decrease in expense primarily reflects the absence of $2.1 million in 2004 resulting from the retirement of Boston Edison’s $150 million 6.80% Debentures in March 2003, the retirement of Boston Edison’s $181 million 7.80% Debentures on March 15, 2004 that lowered expense by $0.6 million and the lower principal balance of transition property securitization certificates outstanding that resulted in reduced interest expense of $1.1 million.  Securitization interest represents interest on debt of BEC Funding collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture.  The future income stream was sold to BEC Funding by Boston Edison.  These certificates are non-recourse to Boston Edison.  Partially offsetting these interest declines was additional interest expense of $719,000 on ComElectric’s Term Loan issued on May 14, 2003 ($150 million, three-year, variable rate)(1.895% at March 31, 2004).

Short-term and other interest expense was $1.9 million in the first quarter of 2004 compared to $3.0 million in the same period of 2003, a decrease of $1.1 million, or 37%.  The decrease in short-term and other interest expense primarily relate to a reduction in bank service fees and other charges ($1.1 million) resulting from a reduction in NSTAR’s revolving credit agreements.  Despite a higher level of debt outstanding of $258.8 million as compared to $223.6 million for the three-month periods ended March 31, 2004 and 2003, respectively, due to the early debt redemption mentioned above, interest charges were less than the prior year due to lower bank borrowing rates that averaged 1.09% through March 2004 as compared to 1.49% in the same period of last year.  This decreased short-term borrowing costs by $321,000.

On April 16, 2004, Boston Edison paid down short-term debt with the net proceeds of its issuance of $300 million of ten year, 4.875% debentures.

Allowance for funds used during construction/capitalized interest decreased nearly $1.0 million, or 75%, in the first quarter of 2004 primarily due to a lower average balance of construction work in progress as compared to the same period in 2003 due to the completion of construction in December 2003 of combustion turbines at AES’ MATEP facility.

Liquidity and Capital Resources

NSTAR’s primary uses of cash in the first quarter of 2004 include capital expenditures, dividend payments, debt reductions, minimum lease commitments, electric capacity charge obligations under contracts and natural gas contractual agreements.

Operating activities in the first quarter of 2004 provided $78.6 million of cash.  The Company used $52.5 million in its investing activities, primarily to fund plant expenditures, which included system reliability infrastructure improvement projects incurred by NSTAR Electric and NSTAR Gas operations.

Operating Activities

The net cash provided by the first quarter of 2004 operating activities of $78.6 million was partially attributable to net income of $49.7 million, which, when adjusted for depreciation and amortization, deferred income taxes and investment tax credits, provided $152.7 million of cash as compared to $128.8 million in the same period of 2003 from net income as similarly adjusted.  Deferred income taxes and investment tax credits increased by $13.2 million reflecting the deferred tax impact of a change in the tax laws that allows for an additional 50% acceleration of tax depreciation on current year additions.  In February 2003, the tax law allowance was for only 30% accelerated tax depreciation on current year additions.  Major drivers to decreased working capital are a decrease in accounts payable of approximately $55 million year-to-year due to the timing of energy supply invoices and decreased recovery of energy costs of approximately $16 million year-to-year.  There is no impact on earnings from the timing of the recovery of energy costs other than the accrued costs on outstanding balances.  These decreases were offset by an increase in accounts receivable and unbilled revenues of approximately $20 million year-to-year due to the increased energy consumption during the quarter and reduced pension contributions year-to-year of approximately $24 million.  NSTAR currently anticipates that it will contribute approximately $43 million to its Pension Plan and approximately $23 million to its other postretirement benefit plans in 2004.

Investing Activities

The net cash used in investing activities in the first quarter of 2004 of $52.5 million consists primarily of capital expenditures related to transmission and distribution systems.

Financing Activities

The net cash used in financing activities in the first quarter of 2004 of $26.8 million reflects long-term debt redemptions and sinking funds payments of $201.2 million, dividends paid of $29.9 million and a higher level of short-term borrowings of $204.3 million.

NSTAR is continuing the regulatory filing process to obtain approval to construct a 345 kv transmission line from the southern suburbs of Boston to South Boston in order to assure continued reliability of service and improve power input capacity in the Northeast Massachusetts area (NEMA).  If approved, construction is estimated to begin in the fourth quarter of 2004 and the new transmission line is anticipated to be placed in service during the summer of 2006.  This project is a regional transmission investment and, as a result, the cost will be shared by all of New England and recovered in rates by NSTAR.  This proposed plan is subject to siting and license requirements.

Short-Term Financing Activities

NSTAR’s short-term debt increased by $204.3 million to $443.4 million at March 31, 2004 (reflected as $143.4 million on the March 31, 2004 Consolidated Balance Sheet as a result of a reclassification, for financial reporting purposes,) as compared to $239.1 million at December 31, 2003.  The increase resulted primarily from additional borrowings to redeem $181 million of long-term debentures.

On March 16, 2004, Boston Edison redeemed the entire $181 million aggregate principal amount of its 7.80% Debentures due March 15, 2023.  The redemption included payment of an approximate $6.1 million premium plus accrued interest.

Management continuously reviews its capital expenditure and financing programs.  These programs and, therefore, the forecasts included in NSTAR’s 2003 Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

Sources of Additional Capital and Financial Covenant Requirements

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements.  ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at March 31, 2004 and December 31, 2003.  NSTAR’s long-term debt other than the Mortgage Bonds of NSTAR Gas is unsecured.

The Transition Property Securitization Certificates issued by Boston Edison’s subsidiary, BEC Funding, LLC, are collaterized with a securitized regulatory asset that was sold to BEC Funding with a balance of $408.3 million and $425.4 million as of March 31, 2004 and December 31, 2003, respectively.  Boston Edison, as servicing agent for BEC Funding, collected $25.2 million in the first quarter of 2004.  These collected funds are remitted daily to the trustee of BEC Funding.  These Certificates are non-recourse to Boston Edison.

NSTAR has a credit facility that consists of a three year, $175 million revolving credit agreement that expires on November 14, 2005.  At March 31, 2004 and December 31, 2003, there were no amounts outstanding under these revolving credit agreements.  The $175 million credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at March 31, 2004 and December 31, 2003, had $74.5 million and $1.5 million outstanding, respectively.  Under the terms of this credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from Common equity, and to maintain a ratio of consolidated earnings before interest and taxes to consolidated total interest expense of not less than 2 to 1 for each period of four consecutive fiscal quarters.  Commitment fees must be paid on the total agreement amount.  At March 31, 2004 and December 31, 2003, NSTAR was in full compliance with all of the aforementioned covenants.

In December 2003, Boston Edison filed a shelf registration with the SEC to allow Boston Edison to issue up to $500 million in debt securities.  The registration went effective on January 9, 2004.  On April 1, 2004, the MDTE approved the issuance by Boston Edison of up to $500 million of debt securities from time to time on or before December 31, 2005.  As of March 31, 2004, no amounts were issued under this shelf registration.  On April 16, 2004, Boston Edison sold $300 million of ten-year fixed rate (4.875%) Debentures.  The net proceeds were used to repay outstanding short-term debt balances.  For financial reporting purposes, $300 million of short-term Note payable at March 31, 2004, has been reclassified on the accompanying Condensed Consolidated Balance Sheets as Long-term debt to reflect this transaction.

Boston Edison has approval from the FERC to issue short-term debt securities from time to time on or before December 31, 2004, with maturity dates no later than December 31, 2005, in amounts such that the aggregate principal does not exceed $350 million at any one time.  Boston Edison has a $350 million revolving credit agreement that expires on November 10, 2004.  At March 31, 2004 and December 31, 2003, there were no amounts outstanding under this revolving credit agreement.  This agreement serves as backup to Boston Edison’s $350 million commercial paper program that had a $313.5 million and $182.5 million balance at March 31, 2004 and December 31, 2003, respectively.  Under the terms of this agreement, Boston Edison is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 60% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from Common equity.  At March 31, 2004 and December 31, 2003, Boston Edison was in full compliance with all of its covenants in connection with its short-term credit facilities.  In April 2004, Boston Edison filed an application with FERC requesting approval to issue short-term securities from time to time on or before December 31, 2006, with maturity dates no later than December 31, 2007, in amounts such that the aggregate principal does not exceed $450 million.

In addition, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $165 million available under several lines of credit and had $55.4 million and $55.1 million outstanding under these lines of credit at March 31, 2004 and December 31, 2003, respectively.  ComElectric and Cambridge Electric have FERC authorization to issue short-term securities from time-to-time on or before November 30, 2004 and June 27, 2004, with maturity dates no later than November 29, 2005 and June 26, 2005, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time.  In April 2004, ComElectric and Cambridge Electric filed applications with FERC requesting approval to issue short-term debt securities from time to time on or before November 30, 2006 and June 27, 2006, with maturity dates no later than November 30, 2007 and June 27, 2007, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively.  NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as indicated above, at favorable rates and terms to finance its external cash requirements.  However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR’s or its subsidiaries’ financial condition and credit ratings.

An adverse change in NSTAR’s or its subsidiaries’ credit ratings or market conditions could have an adverse impact on the terms and conditions upon which NSTAR or its subsidiaries have access to capital markets.  NSTAR has no financial guarantees, commitments, debt or lease agreements that would require a change in terms and conditions, such as acceleration of payment obligations, as a result of a change in its credit rating.  However, NSTAR’s subsidiaries could be required to provide additional security for power supply contract performance, such as a letter of credit for their pro-rata share of the remaining value of such contracts.  Refer to “Performance Assurances from Electricity and Gas Supply Agreements” and “Financial and Performance Guarantees” as disclosed in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2003.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity.  Based on NSTAR’s key cash resources available as discussed above, management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

NSTAR’s exposure to financial market risk results primarily from fluctuations in interest rates.  There have been no material changes to NSTAR’s market risks as disclosed in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 2.  Changes in Securities and Use of Proceeds

Item 2(e).   Shares issued under the NSTAR Dividend Reinvestment and Common Share Purchase Plan, the 1997 Share Incentive Plan and the NSTAR Savings Plan in connection with common share grants and the exercise of stock options may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended March 31, 2004, the shares listed below were acquired in the open market in connection with these plans.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

January	67,396	$49.02
February	77,076	$49.17
March	19,824	$50.65

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of NSTAR was held on April 29, 2004.  The holders of NSTAR’s Common Shares elected four Class II trustees to serve until the Annual Meeting to be held in the year 2007 and until the election and qualification of their respective successors.  In addition, the holders of NSTAR’s Common Shares voted against the adoption of a shareholder proposal, as further described below.  Proxies for 43,603,424 shares, or 82.2%, of the 53,032,546 shares entitled to vote were present at the Annual Meeting, constituting a quorum.

Proposal 1 - Election of Trustees

The following table sets forth the names of the four persons elected at the Annual Meeting to serve as trustees until 2007 and the number of votes cast for or withheld with respect to each person.  Trustees are elected by a plurality of votes present and entitled to vote at the Annual Meeting.

Class II Trustee	Votes For	Votes Withheld

Gary L. Countryman, Jr.	42,573,844	1,029,580
Daniel Dennis	42,377,435	1,225,989
Matina S. Horner	42,375,379	1,228,045
Thomas J. May	41,733,599	1,869,825

Proposal 2 - Shareholder Proposal

In the matter of the number of votes cast for, against or withheld with respect to approval of a shareholder proposal requesting that the Company annually publish in the proxy statement an accounting along with explanation of the standards and procedures governing NSTAR’s charitable donations program, 4,383,669 votes were cast for this proposal, 25,459,218 votes were against, 3,391,437 votes abstained and 10,369,100 shares were not voted.  As a result, the proposal failed to pass.

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

A report on Form 8-K was filed/furnished on January 22, 2004 that announced NSTAR’s financial and operating results for the year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR

(Registrant)

Date: May 5, 2004	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer