Form 10-Q
period 2004-06-30
NSTAR/MA
filed 2004-08-04
CIK 1035675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

The number of shares outstanding of the registrant's class of common stock was 53,118,873 Common Shares, par value $1, as of July 30, 2004.

NSTAR
Form 10-Q - Quarterly Period Ended June 30, 2004

Part I. Financial Information:		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Comprehensive Income	3

	Condensed Consolidated Statements of Retained Earnings	3

	Condensed Consolidated Balance Sheets	4 - 5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7 - 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

Part II. Other Information:

Item 1.	Legal Proceedings	33

Item 2.	Changes in Securities and Use of Proceeds	33

Item 6.	Exhibits and Reports on Form 8-K	34

Signature		35

Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR has filed with the SEC on the SEC’s website at www.sec.gov.  In addition, NSTAR’s Board of Trustees has various committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee, a Board Governance and Nominating Committee and an Executive Committee.  In 2003, the Board adopted the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  NSTAR’s SEC filings and Corporate Governance documents, including charters, guidelines and codes, and any amendments to such codes which are applicable to NSTAR’s executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR’s website at www.nstaronline.com.  Copies of NSTAR’s SEC filings may also be obtained by writing or calling NSTAR’s Investor Relations Department at the address or phone number on the cover of this Form 10-Q.

Part I.  Financial Information
Item 1.  Financial Statements

NSTAR
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except earnings and dividends declared per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Operating revenues	$649,787	$647,029	$1,459,695	$1,409,961

Operating expenses:
Purchased power and cost of gas sold	346,721	349,275	817,791	783,855
Operations and maintenance	103,156	104,958	209,651	214,794
Depreciation and amortization	61,057	57,459	126,596	119,603
Demand side management and renewable energy programs	15,598	15,404	33,068	32,274
Property and other taxes	25,016	22,755	53,773	49,134
Income taxes	24,832	23,917	57,902	52,439

Total operating expenses	576,380	573,768	1,298,781	1,252,099

Operating income	73,407	73,261	160,914	157,862

Other income (deductions):
Other income, net	3,211	6,614	4,174	7,670
Other deductions, net	(273)	(571)	(417)	(1,188)

Total other income, net	2,938	6,043	3,757	6,482

Interest charges:
Long-term debt	29,352	29,557	58,289	61,336
Transition property securitization	7,174	8,221	14,757	16,905
Short-term debt and other	2,100	2,741	4,028	5,778
Allowance for borrowed funds used during
construction (AFUDC)/capitalized interest	(296)	(859)	(624)	(2,147)

Total interest charges	38,330	39,660	76,450	81,872

Preferred stock dividends of subsidiary	490	490	980	980

Net income	$37,525	$39,154	$87,241	$81,492

Weighted average common shares outstanding:
Basic	53,085	53,033	53,059	53,033

Diluted	53,583	53,404	53,533	53,358

Earnings per common share:
Basic	$0.71	$0.74	$1.64	$1.54

Diluted	$0.70	$0.73	$1.63	$1.53

Dividends declared per common share	$0.555	$0.54	$1.11	$1.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income	$37,525	$39,154	$87,241	$81,492

Other comprehensive income, net:
Unrealized gain on investments	-	14,612	-	16,816

Comprehensive income	$37,525	$53,766	$87,241	$98,308

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Balance at the beginning of the period	$469,397	$396,586	$449,114	$382,886
Add:
Net income	37,525	39,154	87,241	81,492

Subtotal	506,922	435,740	536,355	464,378
Deduct:
Dividends declared:
Common shares	29,481	28,637	58,914	57,275

Balance at the end of the period	$477,441	$407,103	$477,441	$407,103

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30,	December 31,
	2004	2003

Assets

Utility plant in service, at original cost	$4,290,476	$4,254,848
Less: accumulated depreciation	1,071,892	1,109,248

	3,218,584	3,145,600
Construction work in progress	84,843	70,500

Net utility plant	3,303,427	3,216,100

Non-utility property, net	156,151	160,556

Goodwill	432,996	439,122

Equity and other investments	72,178	68,888

Current assets:
Cash and cash equivalents	27,818	16,526
Restricted cash	10,233	13,144
Accounts receivable, net and accrued unbilled revenues	361,591	352,374
Inventory, at average cost	67,466	79,743
Other	65,466	39,172

Total current assets	532,574	500,959

Deferred debits:
Regulatory assets - power contracts	695,514	799,087
Regulatory assets - retiree benefit costs	341,774	340,111
Regulatory assets - other	720,281	715,849
Other	79,106	79,988

Total deferred debits	1,836,675	1,935,035

Total assets	$6,334,001	$6,320,660

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30,	December 31,
	2004	2003

Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share,
100,000,000 shares authorized; issued and outstanding
53,118,873 shares in 2004 and 53,032,546 shares in 2003	$53,119	$53,033
Premium on common shares	864,397	866,221
Retained earnings	477,441	449,114
Accumulated other comprehensive loss	(6,776)	(6,776)

Total common equity	1,388,181	1,361,592

Cumulative non-mandatory redeemable preferred
stock of subsidiary	43,000	43,000

Long-term debt	1,901,305	1,605,381
Transition property securitization	342,500	377,150

Total long-term debt	2,243,805	1,982,531

Total capitalization	3,674,986	3,387,123

Current liabilities:
Long-term debt	9,900	189,956
Transition property securitization	39,410	40,077
Notes payable	159,600	239,100
Accounts payable	208,253	224,987
Accrued expenses	277,968	231,838
Deferred income taxes	36,890	13,961

Total current liabilities	732,021	939,919

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	785,187	765,507
Power contracts	695,514	799,087
Pension liability	35,302	46,659
Regulatory liability - cost of removal	255,312	223,074
Other	155,679	159,291

Total deferred credits	1,926,994	1,993,618

Commitments and contingencies

Total capitalization and liabilities	$6,334,001	$6,320,660

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003

Operating activities:
Net income	$87,241	$81,492
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	126,983	120,014
Deferred income taxes	51,829	51,691
AFUDC/capitalized interest	(624)	(2,147)
Net changes in:
Accounts receivable and unbilled revenues	(9,217)	5,064
Accounts payable	(16,734)	16,663
Other current assets	(11,106)	(17,063)
Other current liabilities	69,011	35,320
Net change from other operating activities	(115,716)	(121,453)

Net cash provided by operating activities	181,667	169,581

Investing activities:
Plant expenditures (excluding AFUDC/capitalized interest)	(120,304)	(139,527)
Proceeds on sale of property	14,252	17,572
Other investments	(3,290)	1,008

Net cash used in investing activities	(109,342)	(120,947)

Financing activities:
Long-term debt redemptions	(184,519)	(166,854)
Transition property securitization	(35,317)	(36,406)
Long-term debt issuance	300,000	150,000
Debt issue costs	(1,851)	(663)
Net change in notes payable	(79,500)	25,900
Dividends paid	(59,846)	(58,255)

Net cash used in financing activities	(61,033)	(86,278)

Net increase/(decrease) in cash and cash equivalents	11,292	(37,644)
Cash and cash equivalents at the beginning of the year	16,526	53,438

Cash and cash equivalents at the end of the period	$27,818	$15,794

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$73,460	$81,342

Income taxes	$18,710	$11,235

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

2.  Basis of Consolidation and Accounting

The financial information presented as of June 30, 2004 and for the three and six-month periods ended June 30, 2004 and 2003 have been prepared from NSTAR’s books and records without audit by an independent registered public accounting firm.   However, NSTAR’s independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Financial information as of December 31, 2003 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  In the opinion of NSTAR’s management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

The utility subsidiaries are subject to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries.  The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71.

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

The results of operations for the three and six-month periods ended June 30, 2004 and 2003 are not indicative of the results that may be expected for an entire year.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.  Gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

  3.  Stock Option Accounting

NSTAR applies the recognition and measurement principles of Accounting Principles Board Opinion    No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its 1997 Share Incentive Plan.  Currently, no stock-based employee compensation expense for option grants is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common shares on the date of grant.  The following table illustrates the effect on net income and earnings per common share if NSTAR had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per common share amounts)	2004	2003	2004	2003

Net income, as reported	$37,525	$39,154	$87,241	$81,492

Add: Share grant incentive compensation
expense included in reported net income, net
of related tax effects	661	542	1,219	997
Deduct: Total share grant and stock
option compensation expense determined
under fair value method for all awards, net
of related tax effects	(869)	(779)	(1,606)	(1,377)

Pro forma net income	$37,317	$38,917	$86,854	$81,112

Earnings per common share:
Basic - as reported	$0.71	$0.74	$1.64	$1.54
Basic - pro forma	$0.70	$0.73	$1.64	$1.53
Diluted - as reported	$0.70	$0.73	$1.63	$1.53
Diluted - pro forma	$0.70	$0.73	$1.62	$1.52

4.  Pension and Other Postretirement Benefits

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  During the first half of 2004, NSTAR contributed approximately $40 million to the Plan.  The Company does not anticipate contributing any additional amounts to the Plan over the remaining six months of 2004.

Effective for the quarter ended March 31, 2004, SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits,” requires disclosure of the details of net periodic pension and other postretirement benefits cost.

Components of net periodic pension benefits cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2004	2003	2004	2003

Service cost	$4.8	$4.5	$9.5	$9.0
Interest cost	15.0	14.7	30.1	29.4
Expected return on Plan assets	(17.7)	(14.7)	(35.4)	(29.5)
Amortization of transition obligation	0.1	0.2	0.2	0.3
Amortization of prior service cost	-	-	0.1	0.1
Recognized actuarial loss	6.8	8.4	13.4	16.8

Net periodic pension benefit cost	$9.0	$13.1	$17.9	$26.1

The net periodic pension costs for the six months ended June 30, 2004 have been adjusted based on the actual actuarial study results.  For the three months ended June 30, 2004, the net periodic pension benefits cost was increased (decreased) by approximately $500,000 and ($800,000), respectively, to reflect the true-up to actual results.

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  These benefits include health and life insurance coverage and up until April 1, 2003 included reimbursement of certain Medicare premiums for certain retirees.  Under certain circumstances, eligible retirees are required to make contributions for postretirement benefits.  During the first half of 2004, NSTAR contributed approximately $4.9 million toward these benefits.  The Company anticipates contributing an additional $15 million for these benefits over the remaining six months of 2004.

Components of net periodic postretirement benefits cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2004	2003	2004	2003

Service cost	$1.8	$1.8	$3.6	$3.5
Interest cost	9.1	8.8	18.3	17.7
Expected return on Plan assets	(6.1)	(4.8)	(12.3)	(9.5)
Amortization of transition obligation	0.5	0.5	0.9	0.9
Amortization of prior service cost	0.3	0.3	0.6	0.6
Recognized actuarial loss	3.2	3.3	6.5	6.7

Net periodic postretirement benefit cost	$8.8	$9.9	$17.6	$19.9

The net periodic other postretirement benefits cost for the six months ended June 30, 2004 has been adjusted based on the actual actuarial study results.  For the three months ended June 30, 2004 and 2003, the net periodic other postretirement benefits cost was decreased by approximately $500,000 and $1,100,000, respectively, to reflect the true-up to actual results.

In December 2003, the FASB issued Staff Position (FSP) 106-1, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act).  The Act provides for prescription drug benefits for retirees over the age of 65 under a new Medicare Part D program.  For employers like NSTAR, who currently provide retiree medical programs for former employees over the age of 65, there are potential subsidies available that are inherent in the Act.  The Act potentially entitles these employers to a direct tax-exempt federal subsidy.

Pursuant to FSP 106-1, NSTAR has elected to defer recognition of the provisions of this Act until further accounting guidance is effective.  As a result, the provisions of the Act are not reflected in this disclosure or in the accompanying Condensed Consolidated Financial Statements.

In May 2004, the FASB issued FSP 106-2.  This FSP provides guidance on the accounting for the effects of the Act.  The guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated postretirement benefits obligation should be accounted for as an actuarial gain (assuming no plan amendments are made).  In addition, since the subsidy would affect the employer’s share of its plan’s costs, the subsidy is included in measuring the costs of benefits attributable to current service.  Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic postretirement benefits cost.  This FSP will be effective for the third quarter of 2004.  NSTAR is evaluating the impact that the Act and this FSP will have on its financial position.  The initial evaluation indicates that the 2004 net periodic postretirement benefits cost will be reduced by approximately $7 million.  However, due to the Company’s pension and other postretirement benefits rate reconciliation adjustment mechanism, this reduction in cost will not have a material impact on earnings.

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

NSTAR has a wholly owned special purpose subsidiary, BEC Funding LLC, established to facilitate the sale and administration of $725 million in notes to a special purpose trust created by two Massachusetts state agencies.  Historically, NSTAR has consolidated this entity.  As part of NSTAR’s assessment of FIN 46R and for compliance at December 31, 2003, NSTAR reviewed the substance of this entity to determine if it is still proper to consolidate this entity.  Based on its review, NSTAR has concluded that BEC Funding LLC is a VIE and should continue to be consolidated by NSTAR.

For the March 31, 2004 effective date, NSTAR evaluated, among other entities, the companies that supply power to NSTAR through its purchase power agreements and NSTAR determined that it is possible that five of these companies may be considered VIEs.  These companies have power plants that have daily capacity output ranging from 20 megawatts (MW) to 330 MW.  Through March 31, 2004 and 2003, NSTAR purchased a total of approximately 1,121 MWH and 1,233 MWH, respectively, under these agreements.  These purchases approximate 18% of the total megawatts purchased by NSTAR for the three-month periods ended March 31, 2004 and 2003 and amounted to approximately $102 million and $100 million, respectively.  In order to determine if these counterparties are VIEs and if NSTAR is the primary beneficiary of these counterparties, NSTAR concluded that it needed more information from the entities.  NSTAR attempted to obtain the information required and requested, in writing, these entities provide the Company with the necessary information.  However, each of the entities has indicated that they will not provide the requested information as they are not contractually obligated to provide such confidential information.  Since NSTAR was unable to obtain the necessary information and as allowed under a scope exception in FIN 46R, the accompanying Condensed Consolidated Financial Statements do not reflect the consolidation of any entities with which NSTAR has a purchase power agreement.

In March 2004, the FASB issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, “Share-Based Payment.”  This proposed Statement addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  This proposed Statement would also eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method.  This Exposure Draft was open for public comment until June 30, 2004.  The final Statement, if adopted, is expected to be applied prospectively, for NSTAR, for fiscal years beginning after December 15, 2004.  NSTAR is currently assessing the impact of this proposed Statement on its share-based compensation programs.

Note B.  Cost of Removal

For NSTAR’s regulated utility businesses, the ultimate cost to remove utility plant from service (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of June 30, 2004 and December 31, 2003, the estimated amount of the cost of removal included in regulatory liabilities was approximately $255 million and $223 million, respectively.

Note C.  Derivative Instruments - Power Contracts

NSTAR accounts for its power contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  NSTAR has six purchase power contracts that contain components with pricing mechanisms that are partly based on a pricing index, such as the Gross National Product or Consumer Price Index.   The amount recognized for the fair value of the above-market portion of these contracts at June 30, 2004 and December 31, 2003 is approximately $572 million and $666 million, respectively, and is a component of Deferred credits - Power contracts on the accompanying Condensed Consolidated Balance Sheets.  NSTAR has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of these contracts through its transition charge.  Therefore, as a result of this regulatory treatment, the recording of these contracts on its accompanying Condensed Consolidated Balance Sheets does not result in an earnings impact.

NSTAR has other purchase power contracts in which the contract value is significantly above-market.  However, these contracts have met the criteria for the normal purchases and sales exception pursuant to SFAS 133 and have not been recorded on the accompanying Condensed Consolidated Balance Sheets.  The above-market portion of these contracts is currently being recovered through the transition charge.

As of the date of this filing, NSTAR has executed buyout/restructuring agreements with certain parties through which NSTAR has entitlements to approximately 620 MW of capacity.  These agreements are contingent upon approval by the Massachusetts Department of Telecommunications and Energy (MDTE).  Five of these contracts have previously been classified as derivatives and recorded at their fair value at each reporting period.  Upon the effective date of these buy-out agreements, the contracts will no longer be accounted for as derivatives.  For more information, refer to Note I, “Commitments and Contingencies.”

Note D.  Other Utility Matters

1.  Sale of Property

On April 7, 2004, Boston Edison completed the sale of a parcel of land in the City of Newton, Massachusetts for $15.1 million; the net proceeds from the sale were used to reduce Boston Edison’s transition charge.  The sale was approved by the MDTE.

2.  Service Quality Indicators

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

As of June 30, 2004, NSTAR Electric’s and NSTAR Gas’ 2004 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2004.  However, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

3.  Regulatory Proceedings

On March 24, 2004, the Federal Energy Regulatory Commission (FERC) set for hearing a joint return on equity (ROE) filing made by participating New England Transmission Owners (NETO), including NSTAR Electric.  The NETO proposal requested an increase in the base ROE component of the regional and local transmission rates, to be provided under the Regional Transmission Organization for New England   (RTO-NE) open access transmission tariff (OATT) to a single ROE of 12.8% for all regional and local transmission rates.  Presently, transmission service in New England is provided under a two-tier structure, with the potential for the ROE for local service to be different than regional service for the same transmission provider.  While the FERC set for hearing the base ROE proposal consistent with decisions in prior RTOs, FERC approved a ROE adder of 50 basis points in regional rates as an incentive for joining an RTO for regional service.  In addition, FERC set for hearing NETO’s proposal for an additional 100 basis points in regional rates applicable to all future transmission expansion.  The NETO maintain that sufficient equity returns are needed to elicit the necessary investments by the transmission owners within an RTO.  Settlement negotiations in April before a FERC administrative law judge were unsuccessful.  As such, hearings on the base ROE and 100 basis point adder issues are scheduled to begin in December 2004.

The joint filing among the NETO was made in connection with the proposed formation of RTO-NE by the NETO and Independent System Operator - New England (ISO-NE), the present administrator of the New England Power Pool (NEPOOL) OATT, and is an important and integral component of the agreement to form an RTO for the New England region.

Also, on March 24, 2004, the FERC conditionally approved RTO status for ISO-NE pending the acceptance of certain conditions.  RTO-NE will act as both the regional transmission provider and the tariff administrator with the RTO-NE OATT replacing the NEPOOL OATT.  RTO-NE will also have operational authority over all transmission within the New England region’s bulk electric power system under a longer-term and more stable contractual structure than the current interim agreement between the ISO-NE and NEPOOL.  The NETO are seeking rehearing and clarification of certain provisions of the FERC RTO order issued on March 24, 2004.  On June 29, 2004, ISO-NE, NETO and NEPOOL agreed to a term sheet for a settlement that is intended, among other things, to resolve NEPOOL’s interests and the terms under which those interests are transferred to RTO-NE.  This proposed settlement does not resolve the issues related to NETO’s rehearing and clarification requests.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 109, net regulatory assets include $49.9 million and $50.2 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of June 30, 2004 and December 31, 2003, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2004 and the actual effective income tax rate for the year ended December 31, 2003:

	2004	2003

Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	5.0	5.3
Investment tax credits	(0.6)	(0.6)
Other	1.2	1.4

Effective tax rate before write-down and tax valuation allowance
adjustment	40.6	41.1
Adjustment to tax valuation allowance and write-down of RCN investment	-	(2.8)

Effective tax rate	40.6%	38.3%

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Net income	$37,525	$39,154	$87,241	$81,492
Basic EPS	$0.71	$0.74	$1.64	$1.54
Diluted EPS	$0.70	$0.73	$1.63	$1.53

Weighted average common shares
outstanding for basic EPS	53,085	53,033	53,059	53,033
Effect of diluted shares:
Weighted average dilutive potential common shares	498	371	474	325

Weighted average common shares outstanding for diluted EPS	53,583	53,404	53,533	53,358

Note G.  Long-Term Debt Redemption / Issuance

On March 16, 2004, Boston Edison redeemed the entire outstanding balance of $181 million aggregate principal amount of its 7.80% Debentures due March 15, 2023.  The redemption also included payment of an approximate $6.1 million premium plus accrued interest.  On April 16, 2004, Boston Edison sold $300 million of ten-year fixed rate (4.875%) Debentures.  The net proceeds were used to repay outstanding short-term debt balances incurred, in part, to pay the redemption price of the 7.80% Debentures.  The premium paid to redeem the 7.80% Debentures will be amortized over ten years, the term of the new 4.875% Debentures.

Note H.  Segment and Related Information

For the purpose of providing segment information, NSTAR’s principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  NSTAR subsidiaries also supply electricity at wholesale to municipalities.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications and liquefied natural gas services.  Amounts shown on the following table include the allocation of NSTAR’s (parent company) results of operations and assets, net of inter-company transactions, and primarily consist of interest charges and investment assets, respectively, to these business segments.  The allocation of parent company charges is based on an indirect allocation of the parent company’s investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total

Three months ended June 30,
2004
Operating revenues	$558,777	$70,496	$20,514	$649,787
Segment net income	$36,542	$(1,288)	$2,271	$37,525
2003
Operating revenues	$539,192	$81,788	$26,049	$647,029
Segment net income	$32,862	$143	$6,149	$39,154

Six months ended June 30,
2004
Operating revenues	$1,119,999	$282,197	$57,499	$1,459,695
Segment net income	$63,704	$18,957	$4,580	$87,241
2003
Operating revenues	$1,064,303	$284,757	$60,901	$1,409,961
Segment net income	$55,523	$19,261	$6,708	$81,492

Total assets
June 30, 2004	$5,424,400	$654,234	$255,367	$6,334,001
December 31, 2003	$5,413,765	$679,120	$227,775	$6,320,660

Note I.  Commitments and Contingencies

1.  Environmental Matters

As of June 30, 2004, NSTAR’s subsidiaries are involved in four state-regulated properties (“Massachusetts Contingency Plan, or “MCP” sites”) where oil or other hazardous materials were previously spilled or released.  The NSTAR subsidiaries are required to clean up or otherwise remediate these properties in accordance with specific state regulations.  There are sometimes uncertainties associated with total remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites.  Estimates of approximately $0.7 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both June 30, 2004 and December 31, 2003.

In addition to the MCP sites, NSTAR subsidiaries also face possible liability as a result of involvement in 14 multi-party disposal sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for these sites.  Estimates of approximately $3.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both June 30, 2004 and December 31, 2003.

The MCP and multi-party disposal site amounts have not been reduced by any potential rate recovery treatment of these costs or any potential recovery from NSTAR’s insurance carriers.  Prospectively, should NSTAR be allowed to collect these specific costs from customers, it would record an offsetting regulatory asset and record a credit to operating expenses equal to previously expensed costs.

NSTAR Gas is participating in the assessment or remediation of five former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action.  The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of June 30, 2004 and December 31, 2003, NSTAR has recorded a liability of approximately $4.8 million and $4.4 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party.  A corresponding regulatory asset has been recorded that reflects the future rate recovery for these costs.

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

2.  Income Tax Matters

On December 24, 2003, NSTAR exited from its investment in RCN and formally abandoned its 11.6 million shares of RCN common stock.  The Company will claim an ordinary loss on its 2003 tax return as opposed to a capital loss that would have resulted from a sale of the stock.  The Company’s position relative to the tax consequences of the transaction is supported by an opinion from an independent tax advisor.

The ordinary loss tax treatment results in the Company realizing the benefits represented by the tax asset recorded on its books that resulted from the previous write-down of this asset for financial reporting purposes.  The requirement for a tax valuation allowance, therefore, no longer exists.  The Company has reversed this reserve as of December 31, 2003.

The Company believes it more likely than not that it is entitled to an ordinary loss deduction.  The Company expects the IRS to review this transaction and it is reasonably possible that the IRS will disagree.  In accordance with the Company’s tax policy as it relates to uncertain tax positions, the Company has established a loss contingency of approximately $44 million at December 31, 2003.  This amount represents the tax impact to the Company should the ordinary loss ultimately be recharacterized to a capital loss.  This contingency is recorded as part of Deferred credits - other on the accompanying Condensed Consolidated Balance Sheets.

The Company believes that its position is well supported.  However, if the Company’s position proves incorrect, the Company may be required to make future cash expenditures to the IRS that may impact NSTAR’s cash requirements in future periods.

3.  Purchase Power Contract Buy-outs / Restructuring

NSTAR previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that NSTAR Electric had initiated a process to auction off certain purchase power agreements under which the Company has entitlements to approximately 1,100 MW of capacity under long-term contracts with non-utility generators.  The auction was intended to further NSTAR’s efforts to mitigate stranded costs, which continue to be recovered from customers.   As of the date of this filing, NSTAR Electric has executed agreements with certain parties through which NSTAR Electric has entitlements to approximately 620 MW of capacity.  These agreements are contingent upon MDTE approval.  Most of these contracts are buy-out arrangements whereby NSTAR Electric has committed to pay amounts for the full release of its obligation under these purchase power agreements.  NSTAR plans to seek approval for full recovery of these costs and the issuance of securitization bonds to provide the funds for the buy-out agreements.

4.  Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

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
-

prevailing governmental policies and regulatory actions (including those of the Massachusetts Department of Telecommunications and Energy (MDTE) and Federal Energy Regulatory Commission (FERC)) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in, and compliance with, environmental and safety laws and policies

-	changes in financial accounting and reporting standards
-	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
-	changes in specific hazardous waste site conditions and the specific cleanup technology
-	impact of uninsured losses
-	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
-	future economic conditions in the regional and national markets
-	ability to maintain current credit ratings, and
-	the impact of terrorist acts

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

As of June 30, 2004, NSTAR Electric’s and NSTAR Gas’ 2004 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2004.  However, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

b.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through either standard offer or default service for those who choose not to buy energy from a competitive energy supplier.  Currently, standard offer service is scheduled to be available to eligible customers through February 2005 at prices approved by the MDTE.  The total rate paid by customers taking standard offer service are set at levels so as to guarantee mandatory overall rate reductions required by the Massachusetts Electric Restructuring Act of 1997 (Restructuring Act) (excluding the impact of standard offer service fuel index adjustments).  Currently, new retail customers in the NSTAR Electric service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service.  Default service rates are reset every six months (every three months for large commercial and industrial customers).  The price of default service is intended to reflect the average competitive market price for power.  NSTAR anticipates that upon the expiration of standard offer service, effective March 1, 2005, all customers not purchasing generation service from competitive retail suppliers will be eligible for default service.  However, Massachusetts officials are considering whether new deregulation legislation is needed after March 1, 2005.  NSTAR cannot predict or anticipate the outcome of this process or its impact on NSTAR or its customers.  As of June 30, 2004 and December 31, 2003, customers of NSTAR Electric had approximately 25% and 26%, respectively, of their load requirements provided by competitive suppliers.

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

d.  Regional Transmission Organization (RTO)

On March 24, 2004, the FERC conditionally approved RTO status to the Independent System Operator - New England (ISO-NE), pending the acceptance of certain conditions.  The ISO-NE will be transformed into an RTO through a change of name and governance structure, designed to ensure independence from market participants.  RTO-NE, which will be responsible for the day-to-day operation of New England’s bulk generation and transmission systems, together with the utility companies that own transmission facilities in New England including NSTAR, filed a proposal with FERC creating a RTO in compliance with FERC directives and pronouncements.

RTO-NE will be an independent entity, without a financial interest in the region’s marketplace, having operating authority over the New England transmission grid and the responsibility to make impartial decisions on the development and implementation of market rules.  The new RTO will enter into a series of contractual arrangements that will define its functions and responsibilities, including a Transmission Operating Agreement, which will govern the relationship between the owners of transmission facilities, such as NSTAR Electric and the RTO, as the operator of the New England transmission grid.  Separate agreements will govern the operation of the spot power and related markets, and merchant transmission facilities.  Management cannot estimate the impact of this approval on the Company.

Other Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Results of Operations - Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Results of Operations

The following section of MD&A compares the results of operations for the three-month periods ended June 30, 2004 and 2003 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Earnings and operations overview

Earnings per common share were as follows:

	Three Months Ended June 30,

	2004	2003	% Change
Basic	$0.71	$0.74	(4.1)
Diluted	$0.70	$0.73	(4.1)

Net income was $37.5 million for the quarter ended June 30, 2004 compared to $39.2 million for the same period in 2003.  Factors that contributed to the $1.7 million, or 4.3%, decrease in 2004 earnings include higher depreciation associated with system improvements, a decline in firm gas sales reflecting milder weather and higher property taxes.  These reductions in earnings were partially offset by additional revenue earned as part of a reconciliation rate adjustment mechanism related to pension and postretirement benefits other than pensions (PBOP), higher electric distribution revenues, and interest savings on the Company’s outstanding indebtedness.

For the second quarter of 2004, NSTAR generated $103.1 million of cash from operations to fund approximately $70.6 million of net capital expenditures, and $29.9 million of cash dividends.  In comparison to the same period of the prior year, cash from operations increased $5.7 million primarily due to the timing of the collection of energy costs.  Favorable market conditions and the Company’s strong credit ratings contributed to the Company’s recent refinancing activities.  These financing activities included the issuance of the 10-year, $300 million 4.875% series of Debentures in April 2004.  The proceeds from this issuance were used to pay down short-term borrowings.

Energy sales and weather

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWH	Three Months Ended June 30,

	2004	2003	% Change

Residential	1,480,173	1,396,317	6.0
Commercial	3,098,476	2,922,562	6.0
Industrial	420,671	411,584	2.2
Other	35,859	36,096	(0.7)

Total retail sales	5,035,179	4,766,559	5.6

Firm Gas Sales - BBTU	Three Months Ended June 30,

	2004	2003	% Change

Residential	2,441	3,422	(28.7)
Commercial	2,448	2,985	(18.0)
Industrial and other	2,002	1,845	8.5

Total firm sales	6,891	8,252	(16.5)

The 5.6% increase in retail MWH sales and the 16.5% decrease in firm gas sales in the second quarter of 2004 primarily reflect warmer overall temperatures than in 2003.

In terms of customer sectors, industrial sales are less sensitive to weather while residential and commercial sales are influenced by temperature extremes.  In addition to the overall warmer weather in the second quarter of 2004, the increase in electric sales is attributable in part to commercial building and expansion of existing units and the resulting extension of commercial energy uses, while residential electric sales were due to greater air conditioning use due to warmer weather.  Electric residential and commercial customers were approximately 29% and 62%, respectively, of NSTAR’s total retail sales mix for the second quarter of 2004 and provided 41% and 53% of distribution and transmission revenues, respectively.  Refer to the “Electric revenues” section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions and sale to these customers reflect an improving economic environment and increased manufacturing production.

Weather conditions impact electric and, to a greater extent during the winter, gas sales in NSTAR’s service area.  The average daily temperature during the second quarter of 2004 was 58.3 degrees, as compared to 55.0 degrees in the same period of 2003.

Operating revenues

Operating revenues for the second quarter of 2004 increased 0.4% from the same period in 2003 as follows:

(in millions)	Three Months Ended June 30,		Increase/(Decrease)
	2004	2003	Amount	Percent
Electric revenues
Retail distribution and transmission	$208.0	$197.2	$10.8	5.5
Energy, transition and other	346.6	338.2	8.4	2.5

Total retail	554.6	535.4	19.2	3.6
Wholesale	4.2	3.8	0.4	10.5

Total electric revenues	558.8	539.2	19.6	3.6

Gas revenues
Firm and transportation	22.6	24.8	(2.2)	(8.9)
Energy supply and other	47.9	57.0	(9.1)	(16.0)

Total gas revenues	70.5	81.8	(11.3)	(13.8)

Unregulated operations revenues	20.5	26.0	(5.5)	(21.2)

Total operating revenues	$649.8	$647.0	$2.8	0.4

  Electric revenues

Electric retail distribution revenues primarily represent charges to customers for the Company’s recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company’s substations.  The increase in retail revenues primarily reflects the 5.6% increase in retail MWH sales substantially all in the residential and commercial sectors.  Retail electric revenues also include approximately $4.9 million in additional revenues received as part of a reconciliation rate adjustment mechanism related to pension and PBOP.

NSTAR’s largest earnings sources are the revenues derived from distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather conditions and the economy.  Weather conditions affect sales to NSTAR’s residential and small commercial customers.  Economic conditions affect NSTAR’s large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts.  The energy supply revenues relate to customers being provided energy supply under either standard offer or default service.  Energy supply contract prices vary among the NSTAR Electric companies and for standard offer and default service customers.  However, the retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Furthermore, energy and transition revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.  Other revenues primarily relate to the Company’s ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments.  During the first quarter of 2004, for instance, cost reconciliation true-up adjustments increased revenues by approximately $4.7 million.  The $8.4 million increase in energy, transition and other revenues is primarily attributable to higher rates for default service and standard offer service, which include the ComElectric and Cambridge Electric standard offer service fuel index adjustments.

Wholesale revenues relate to services provided to municipalities and certain other governmental authorities.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  After October 2005, NSTAR Electric anticipates that it will no longer have contracts for the supply of wholesale power.   Therefore, the expiration of these contracts will have no impact on results of operations.

  Gas revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas’ recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas’ service area.  The $2.2 million decrease in firm and transportation revenues is attributable to warmer weather that decreased sales and includes approximately $1.1 million in additional revenues received as part of a reconciliation rate adjustment mechanism related to the pension and PBOP.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs.  The revenue decrease of $9.1 million primarily reflects the impact of warmer weather conditions and the corresponding decrease in gas usage and lower costs of gas supply that reflected a weighted average cost of gas per therm decrease over the same period in 2003 of approximately 8.8%.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.

  Unregulated operations revenues

Unregulated operations revenues are derived from NSTAR’s businesses that include district energy operations and telecommunications.  Unregulated revenues were $20.5 million in the second quarter of 2004 compared to $26.0 million in the same period of 2003, a decrease of $5.5 million, or 21%.  The decrease in unregulated revenues is primarily the result of the gain on sale of Blackstone Station to Harvard University in April 2003, partially offset by an increase in the rates for electric and chilled water services and higher steam revenues from the Company’s other district energy operations.

Operating expenses

Purchased power costs were $304.4 million in the second quarter of 2004 compared to $298.7 million in the same period of 2003, an increase of $5.7 million, or 2%.  The increase is primarily the result of increased sales and the higher costs of fuel, partially offset by the recognition of $9.3 million relating to the recovery of deferred standard offer and default service supply costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

The cost of gas sold, representing NSTAR Gas’ supply expense, was $42.3 million in the second quarter of 2004 compared to $50.6 million in 2003, a decrease of $8.3 million, or 16%, due to a reduction in the volume of gas sales.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. However, as these expenses are also fully reconciled to the current level of revenues collected, they have no impact on earnings.

Operations and maintenance expense was $103.2 million in the second quarter of 2004 compared to $105.0 million in the same period of 2003, a decrease of $1.8 million, or 2%.  This decrease primarily reflects lower labor and labor-related costs.

Depreciation and amortization expense was $61.1 million in the second quarter of 2004 compared to $57.5 million in the same period of 2003, an increase of $3.6 million or 6%.  The increase primarily reflects higher depreciable distribution and transmission plant in service, an increase to the transmission depreciation rate, and increased expense related to software and merger costs to achieve amortization.

Demand side management and renewable energy programs expense was $15.6 million in the second quarter of 2004 compared to $15.4 million in the same period of 2003, an increase of $0.2 million, or 1%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis.

Property and other taxes were $25.0 million in the second quarter of 2004 compared to $22.8 million in the same period of 2003, an increase of $2.2 million, or 10%.  This increase was due to higher overall municipal property taxes caused primarily by higher property assessments.  The overall level of municipal property taxes paid by NSTAR has increased due to increased rates associated with legislation passed in Massachusetts allowing for the temporary shift of property tax burdens from residential to commercial property owners, in particular, in the City of Boston.

Income taxes attributable to operations were $24.8 million in the second quarter of 2004 compared to $23.9 million in the same period of 2003, an increase of $0.9 million, or 4%, reflecting higher pre-tax operating income in 2004.

Other income, net

Other income, net was approximately $2.9 million in the second quarter of 2004 compared to $6.0 million in the same period of 2003, a decrease in other income of $3.1 million.  The decrease is primarily due to the absence in 2004 of the recognition of $4.1 million in tax benefits related to deferred tax valuation allowance adjustments recognized in 2003 and the 2003 sale of Blackstone Station to Harvard University that resulted in a pretax gain of $1.3 million.  In 2004, other income includes proceeds from an executive life insurance policy of $1.2 million and $1.7 million in employee-related contract fees as a result of the Blackstone Station sale.

Interest charges

Interest on long-term debt and transition property securitization certificates was $36.5 million in the second quarter of 2004 compared to $37.8 million in the same period of 2003, a decrease of $1.3 million, or 3%.  The decrease in expense primarily reflects the absence in 2004 of $3.5 million in expense resulting from the retirement of Boston Edison’s $181 million 7.80% Debentures on March 15, 2004 and the lower principal balance of transition property securitization certificates outstanding that resulted in reduced interest expense of $1.1 million.  Securitization interest represents interest on debt of BEC Funding collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture.  The future income stream was sold to BEC Funding by Boston Edison.  These certificates are non-recourse to Boston Edison.  Partially offsetting these interest declines was additional interest expense of $3 million on Boston Edison’s $300 million, 4.875% fixed-rate Debentures issued on April 16, 2004 and an increase in interest expense of $394,000 on ComElectric’s Term Loan issued on May 14, 2003 ($150 million, three-year, variable rate); (2.145% at June 30, 2004).

Short-term and other interest expense was $2.1 million in the second quarter of 2004 compared to $2.7 million in the same period of 2003, a decrease of $0.6 million, or 22%.  The decrease in short-term and other interest expense primarily relates to a lower average level of debt outstanding of $177.0 million as compared to $299.9 million for the three-month periods ended June 30, 2004 and 2003, respectively, combined with lower bank borrowing rates that averaged 1.14% for the quarter ended June 2004 as compared to 1.33% in the same period last year.  The lower rates decreased short-term borrowing costs by $483,000.  In addition, there were reduced bank service fees and other charges ($0.7 million) resulting from a reduction in NSTAR’s revolving credit.

Allowance for funds used during construction/capitalized interest decreased nearly $0.6 million, or 66%, in the second quarter of 2004 primarily due to a lower average balance of construction work in progress as compared to the same period in 2003 due to the completion of construction in December 2003 of combustion turbines at a subsidiary, Advanced Energy Systems’ MATEP facility.

Results of Operations - Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Results of Operations

The following section of MD&A compares the results of operations for the six-month periods ended June 30, 2004 and 2003 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Earnings and operations overview

Earnings per common share were as follows:

	Six Months Ended June 30,

	2004	2003	% Change
Basic	$1.64	$1.54	6.5
Diluted	$1.63	$1.53	6.5

Net income was $87.2 million for the first six months of 2004 compared to $81.5 million for the same period in 2003.  Factors that contributed to the $5.7 million, or 7.0%, increase in 2004 earnings include higher electric distribution revenues due to higher sales, additional revenue earned as part of a reconciliation rate adjustment mechanism related to pension and postretirement benefits other than pensions (PBOP), interest savings on the Company’s outstanding indebtedness, and a reduction in operations and maintenance expense.

For the first six months of 2004, NSTAR generated $181.7 million of cash from operations to fund approximately $120.3 million of net capital expenditures, and $59.8 million of cash dividends.  In comparison to the same period of the prior year, cash from operations increased $12.1 million due to higher earnings offset by the timing of the collection of energy costs.  Favorable market conditions and the Company’s strong credit ratings contributed to the Company’s recent refinancing activities.  These financing activities included the retirement of $181 million of 7.80% series of Debentures in March 2004.  This retirement was temporarily funded with short-term borrowings pending the issuance of 10-year, $300 million 4.875% series of Debentures, which was completed in April 2004.

Energy sales and weather

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWH	Six Months Ended June 30,

	2004	2003	% Change

Residential	3,245,799	3,161,250	2.7
Commercial	6,234,092	5,971,018	4.4
Industrial	813,856	808,144	0.7
Other	82,923	83,499	(0.7)

Total retail sales	10,376,670	10,023,911	3.5

Firm Gas Sales - BBTU	Six Months Ended June 30,

	2004	2003	% Change

Residential	14,165	15,062	(6.0)
Commercial	9,588	10,152	(5.6)
Industrial and other	5,221	5,257	(0.7)

Total firm sales	28,974	30,471	(4.9)

The 3.5% increase in retail MWH sales in the first six months of 2004 reflects, by customer sectors, an improvement of 2.7% in residential, 4.4% in commercial sales and a slight improvement of 0.7% in the industrial sector.  The 4.9% decrease in firm gas sales in the first six months of 2004 primarily reflects warmer overall temperatures than in 2003.  Electric and gas sales both reflect the impact of one additional day in 2004 due to the leap year.

In terms of customer sectors, industrial sales are less sensitive to weather while residential and commercial sales are influenced by temperature extremes.  Despite the overall warmer winter weather in 2004, the increase in electric sales is attributable in part to commercial building and expansion of existing units and the resulting extension of commercial energy uses, while residential electric sales reflect higher air conditioning use.  Electric residential and commercial customers were approximately 31% and 60%, respectively, of NSTAR’s total retail sales mix for the first six months of 2004 and provided 45% and 49% of distribution and transmission revenues, respectively.  Refer to the “Electric revenues” section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions and sales to these customers reflect an improving economic environment and increased manufacturing production.

			Normal
			30-Year
	2004	2003	Average

Heating degree-days	3,929	4,245	3,859
Percentage change from prior year	(7.4)%	25.8%
Percentage change from 30-year average	1.8%	10.0%

Cooling degree-days	131	97	176
Percentage change from prior year	35.1%	(39.0)%
Percentage change from 30-year average	(25.6)%	(44.9)%

Weather conditions impact electric and, to a greater extent during the winter, gas sales in NSTAR’s service area.  The comparative information above relates to heating and cooling degree-days for the first six months of 2004 and 2003 and the number of degree-days in a “normal” six-month period as represented by a 30-year average.  A “degree-day” is a unit measuring how much the outdoor mean temperature falls above (cooling degree-day) or below (heating degree-day) a base of 65 degrees.  Each degree above or below the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first six months of 2004 increased 3.5% from the same period in 2003 as follows:

(in millions)	Six Months Ended June 30,		Increase/(Decrease)
	2004	2003	Amount	Percent
Electric revenues
Retail distribution and transmission	$400.2	$383.1	$17.1	4.5
Energy, transition and other	710.8	667.7	43.1	6.5

Total retail	1,111.0	1,050.8	60.2	5.7
Wholesale	9.0	13.5	(4.5)	(33.3)

Total electric revenues	1,120.0	1,064.3	55.7	5.2

Gas revenues
Firm and transportation	88.6	89.0	(0.4)	(0.4)
Energy supply and other	193.6	195.8	(2.2)	(1.1)

Total gas revenues	282.2	284.8	(2.6)	(0.9)

Unregulated operations revenues	57.5	60.9	(3.4)	(5.6)

Total operating revenues	$1,459.7	$1,410.0	$49.7	3.5

  Electric revenues

Electric retail distribution revenues primarily represent charges to customers for the Company’s recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company’s substations.  The increase in retail revenues primarily reflects the 3.5% increase in retail MWH sales substantially all in the residential and commercial sectors.  Retail electric revenues also include approximately $9.8 million in additional revenues received as part of a reconciliation rate adjustment mechanism related to pension and PBOP.

NSTAR’s largest earnings sources are the revenues derived from distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather conditions and the economy.  Weather conditions affect sales to NSTAR’s residential and small commercial customers.  Economic conditions affect NSTAR’s large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under either standard offer or default service.  Energy supply contract prices vary among the NSTAR Electric companies and for standard offer and default service customers.  However, the retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Furthermore, energy and transition revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.  Other revenues primarily relate to the Company’s ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments.  In 2004, the cost reconciliation true-up adjustments increased revenues by approximately $4.7 million.  The $43.1 million increase in energy, transition and other revenues is primarily attributable to higher rates for default service and standard offer service, which include the ComElectric and Cambridge Electric standard offer service fuel index adjustments.

Wholesale revenues relate to services provided to municipalities and certain other governmental authorities.  This decrease in 2004 wholesale revenues reflects the expiration of two wholesale power supply contracts in January and March of 2003.  After October 2005, NSTAR Electric anticipates it will no longer have contracts for the supply of wholesale power.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of these contracts will have no impact on results of operations.  In October 2004, a municipal wholesale electric contract will expire resulting in a further decline in wholesale revenues and sales.

  Gas revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas’ recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas’ service area.  The $0.4 million decrease in firm and transportation revenues is attributable to warmer weather and the decrease in sales volumes of almost 5% and is offset by approximately $2.3 million in additional revenues received as part of a reconciliation rate adjustment mechanism related to the pension and PBOP.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs.  This revenue decrease of $2.2 million primarily reflects warmer weather partially offset by the higher costs of gas supply that reflected a weighted average cost of gas per therm increase over the same period in 2003 of approximately 3%.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.

  Unregulated operations revenues

Unregulated operations revenues are derived from NSTAR’s businesses that include district energy operations and telecommunications.  Unregulated revenues were $57.5 million in the first half of 2004 compared to $60.9 million in the same period of 2003, a decrease of $3.4 million, or 6%.  The decrease in unregulated revenues is primarily the result of the sale of Blackstone Station to Harvard University in April 2003, partially offset by an increase in the rates for electric and chilled water services and higher steam revenues resulting from the significantly colder weather in January.

Operating expenses

Purchased power costs were $637.9 million in the first six months of 2004 compared to $603.1 million in the same period of 2003, an increase of $34.8 million, or 6%.  The increase is primarily the result of increased sales and the higher costs of fuel, partially offset by the recognition of $24.3 million relating to the recovery of deferred standard offer and default service supply costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

The cost of gas sold, representing NSTAR Gas’ supply expense, was $179.9 million in the first six months of 2004 compared to $180.8 million in 2003, a decrease of $0.9 million, or 1%, due to the lower volume of gas sales of almost 5%.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. However, these expenses are also fully reconciled to the current level of revenues collected and have no impact on earnings.

Operations and maintenance expense was $209.7 million in the first six months of 2004 compared to $214.8 million in the same period of 2003, a decrease of $5.1 million, or 2%.  This decrease reflects lower labor and labor-related costs as well as the absence in 2004 of operation and maintenance costs associated with Blackstone Station, which was sold in April 2003.

Depreciation and amortization expense was $126.6 million in the first six months of 2004 compared to $119.6 million in the same period of 2003, an increase of $7.0 million or 6%.  The increase primarily reflects higher depreciable distribution and transmission plant in service, an increase to the transmission depreciation rate, and increased expense related to software and merger costs to achieve amortization.

DSM and renewable energy programs expense was $33.1 million in the first six months of 2004 compared to $32.3 million in the same period of 2003, an increase of $0.8 million, or 2%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis.

Property and other taxes were $53.8 million in the first six months of 2004 compared to $49.1 million in the same period of 2003, an increase of $4.7 million, or 10%.  This increase was due to higher overall municipal property taxes of $3.8 million caused primarily by higher property assessments.  The overall level of municipal property taxes paid by NSTAR has increased due to increased rates associated with legislation passed in Massachusetts allowing for the temporary shift of property tax burdens from residential to commercial property owners, in particular, in the City of Boston.

Income taxes attributable to operations were $57.9 million in the first six months of 2004 compared to $52.4 million in the same period of 2003, an increase of $5.5 million, or 10%, reflecting higher pre-tax operating income in 2004.

Other income, net

Other income, net was approximately $3.8 million in the first half of 2004 compared to $6.5 million in the same period of 2003, a decrease in other income of $2.7 million.  The decrease is primarily due to the absence in 2004 of the recognition of $4.1 million in tax benefits related to deferred tax valuation allowance adjustments recognized in 2003 and the 2003 sale of Blackstone Station to Harvard University that resulted in a pre-tax gain of $1.3 million.  In 2004, other income includes proceeds from an executive life insurance policy of $1.2 million and $1.7 million in employee-related contract fees as a result of the Blackstone Station sale.

Interest charges

Interest on long-term debt and transition property securitization certificates was $73.0 million in the first six months of 2004 compared to $78.2 million in the same period of 2003, a decrease of $5.2 million, or 7%.  The decrease in expense primarily reflects the absence of $2.1 million in 2004 resulting from the retirement of Boston Edison’s $150 million 6.80% Debentures in March 2003, the retirement of Boston Edison’s $181 million 7.80% Debentures on March 15, 2004 that lowered expense by $4.1 million and the lower principal balance of transition property securitization certificates outstanding that resulted in reduced interest expense of $2.1 million.  Securitization interest represents interest on debt of BEC Funding collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture.  The future income stream was sold to BEC Funding by Boston Edison.  These certificates are non-recourse to Boston Edison.  Partially offsetting these interest expense declines was additional interest expense of $3 million on Boston Edison’s $300 million, 4.875% Debenture, issued on April 16, 2004 and an increase in interest expense of $1.1 million on ComElectric’s Term Loan issued on May 14, 2003 ($150 million, three-year, variable rate); (2.145% at June 30, 2004).

Short-term and other interest expense was $4.0 million in the first six months of 2004 compared to $5.8 million in the same period of 2003, a decrease of $1.8 million, or 31%.  The decrease in short-term and other interest expense primarily relates to a reduction in bank service fees and other charges ($1.8 million) resulting from a reduction in NSTAR’s revolving credit.  In addition, the decrease in short-term and other expenses includes a lower average level of debt outstanding of $217.9 million as compared to $261.9 million for the six-month periods ended June 30, 2004 and 2003, respectively, combined with lower bank borrowing rates that averaged 1.12% through June 2004 as compared to 1.42% in the same period last year.  This decreased short-term borrowing costs by $804,000.  These decreases were slightly offset by higher regulatory interest.

Allowance for funds used during construction/capitalized interest decreased $1.5 million, or 71%, in the first six months of 2004 primarily due to a lower average balance of construction work in progress as compared to the same period in 2003 due to the completion of construction in December 2003 of combustion turbines at AES’ MATEP facility.

Liquidity and Capital Resources

NSTAR’s primary uses of cash in the first six months of 2004 include capital expenditures, dividend payments, debt reductions, minimum lease commitments, electric capacity charge obligations under contracts and natural gas contractual agreements.

Operating Activities

The net cash provided by the first six months of 2004 operating activities of $181.7 million was partially attributable to net income of $87.2 million, which, when adjusted for depreciation and amortization, deferred income taxes provided $266.1 million of cash as compared to $253.2 million in the same period of 2003 from net income as similarly adjusted.  Deferred income taxes for the first six months of 2004 were nearly level with the same period in 2003 and reflect the deferred tax impact of a change in the tax laws that allows for an additional 50% acceleration of tax depreciation on current year additions.  In February 2003, the tax law allowance was for only 30% accelerated tax depreciation on current year additions.  Another component affecting cash from operating activities is working capital, which declined slightly from the same period in 2003.  Major drivers to slightly decreased working capital were a decrease in accounts payable of approximately $64 million year-to-year due to the timing of energy supply invoices and a decrease in accounts receivable and unbilled revenues of approximately $14 million year-to-year due to the timing of customers billed during the period and decreased recovery of energy costs of approximately $15 million year-to-year.  There is no impact on earnings from the timing of the recovery of energy costs other than the accrued costs on outstanding balances.  These decreases were offset by reduced pension contributions year-to-year of approximately $18 million.  NSTAR has contributed approximately $40 million to its Pension Plan and approximately $5 million to its other postretirement benefit plans in 2004.  NSTAR plans to contribute an additional $15 million to its other postretirement benefit plans over the remaining half of 2004.

Investing Activities

The net cash used in investing activities in the first six months of 2004 of $109.3 million consists primarily of capital expenditures related to transmission and distribution systems.

Financing Activities

The net cash used in financing activities in the first six months of 2004 of $61.0 million reflects long-term debt redemptions and sinking funds payments of $219.8 million, dividends paid of $59.8 million and a lower level of short-term borrowings of $79.5 million as a result of the $300 million financing by Boston Edison in April.

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

Short-Term Financing Activities

NSTAR’s short-term debt decreased by $79.5 million to $159.6 million at June 30, 2004 as compared to $239.1 million at December 31, 2003.  The decrease resulted primarily from the proceeds of the $300 million financing being used to pay down short-term balances.

Previously, on March 16, 2004, Boston Edison redeemed the entire $181 million aggregate principal amount of its 7.80% Debentures due March 15, 2023.  The redemption included payment of an approximate $6.1 million premium plus accrued interest.

Long-Term Financing Activities

NSTAR previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that NSTAR Electric had initiated a process to auction off certain purchase power agreements under which the Company has entitlements to approximately 1,100 MW of capacity under long-term contracts with non-utility generators.  The auction was intended to further NSTAR’s efforts to mitigate stranded costs, which continue to be recovered from customers.  As of the date of this filing, NSTAR Electric has executed several agreements with certain parties through which NSTAR Electric has entitlements to approximately 620 MW of capacity.  Most of these contracts are buy-out arrangements whereby NSTAR Electric has committed to pay amounts for the full release of its obligation under previous purchase power agreements.  NSTAR plans to seek approval for full recovery of these costs and the issuance of securitization bonds to provide the funds for the buy-out agreements.  NSTAR cannot determine the timing and ultimate outcome of these approvals.

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

Sources of Additional Capital and Financial Covenant Requirements

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements.  ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at June 30, 2004 and December 31, 2003.  NSTAR’s long-term debt other than the Mortgage Bonds of NSTAR Gas is unsecured.

The Transition Property Securitization Certificates issued by Boston Edison’s subsidiary, BEC Funding, LLC, are collaterized with a securitized regulatory asset that was sold to BEC Funding with a balance of $391.3 million and $425.4 million as of June 30, 2004 and December 31, 2003, respectively.  Boston Edison, as servicing agent for BEC Funding, collected $50.4 million in the first six months of 2004.  These collected funds are remitted daily to the trustee of BEC Funding.  These Certificates are non-recourse to Boston Edison.

NSTAR has a credit facility that consists of a three year, $175 million revolving credit agreement that expires on November 14, 2005.  At June 30, 2004 and December 31, 2003, there were no amounts outstanding under this revolving credit agreement.  The $175 million credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at June 30, 2004 and December 31, 2003, had $42.0 million and $1.5 million outstanding, respectively.  Under the terms of this credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from Common equity, and to maintain a ratio of consolidated earnings before interest and taxes to consolidated total interest expense of not less than 2 to 1 for each period of four consecutive fiscal quarters.  Commitment fees must be paid on the total agreement amount.  At June 30, 2004 and December 31, 2003, NSTAR was in full compliance with all of the aforementioned covenants.

In December 2003, Boston Edison filed a shelf registration with the SEC to allow Boston Edison to issue up to $500 million in debt securities.  The registration went effective on January 9, 2004.  On April 1, 2004, the MDTE approved the issuance by Boston Edison of up to $500 million of debt securities from time to time on or before December 31, 2005.  On April 16, 2004, Boston Edison sold $300 million of ten-year fixed rate (4.875%) Debentures under this shelf registration.  The net proceeds were used to repay outstanding short-term debt balances.

Boston Edison has approval from the FERC to issue short-term debt securities from time to time on or before December 31, 2004, with maturity dates no later than December 31, 2005, in amounts such that the aggregate principal does not exceed $350 million at any one time.  Boston Edison has a $350 million revolving credit agreement that expires on November 10, 2004.  At June 30, 2004 and December 31, 2003, there were no amounts outstanding under this revolving credit agreement.  This agreement serves as backup to Boston Edison’s $350 million commercial paper program that had a $71.0 million and $182.5 million balance at June 30, 2004 and December 31, 2003, respectively.  Under the terms of this agreement, Boston Edison is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 60% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from Common equity.  At June 30, 2004 and December 31, 2003, Boston Edison was in full compliance with all of its covenants in connection with its short-term credit facilities.  In April 2004, Boston Edison filed an application with FERC requesting approval to issue short-term securities from time to time on or before December 31, 2006, with maturity dates no later than December 31, 2007, in amounts such that the aggregate principal does not exceed $450 million.

In addition, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $165 million available under several lines of credit and had $46.6 million and $55.1 million outstanding under these lines of credit at June 30, 2004 and December 31, 2003, respectively.  ComElectric and Cambridge Electric have FERC authorization to issue short-term securities from time-to-time on or before November 30, 2004 and June 27, 2004, with maturity dates no later than November 29, 2005 and June 26, 2005, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time.  In April 2004, ComElectric and Cambridge Electric filed applications with FERC requesting approval to issue short-term debt securities from time to time on or before November 30, 2006 and June 27, 2006, with maturity dates no later than November 30, 2007 and June 27, 2007, respectively, in amounts such that the aggregate principal does not exceed $125 million.  As of June 30, 2004, Cambridge Electric has received FERC approval.  ComElectric expects to receive FERC approval in the fourth quarter of 2004.  NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

On June 30, 2004, NSTAR filed an S-3 Registration Statement with the SEC for the purpose of registering two million common shares in connection with the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan.  The Registration Statement became effective on July 29, 2004.

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

Part II.  Other Information

Item 1.  Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 2.  Changes in Securities and Use of Proceeds

Item 2(e).   Shares issued under the NSTAR Dividend Reinvestment and Common Shares Purchase Plan, the 1997 Share Incentive Plan and the NSTAR Savings Plan in connection with common share grants and the exercise of stock options may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended June 30, 2004, the shares listed below were acquired in the open market in connection with these plans.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

April	69,334	$49.11
May	90,583	$48.22
June	5,254	$47.41

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits:
	Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

			-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

	Exhibits filed herewith:
	Exhibit	15	-	Letter Re Unaudited Interim Financial Information

		15.1		PricewaterhouseCoopers LLP Awareness Letter

	Exhibit	31	-	Rule 13a - 15/15d-15(e) Certifications

		31.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	32	-	Section 1350 Certifications

		32.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit	99	-	Additional Exhibits

		99.1		Report of Independent Registered Public Accounting Firm

b)	Reports on Form 8-K:

A report on Form 8-K was filed/furnished on April 29, 2004 that announced NSTAR’s financial and operating results for the first quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR

(Registrant)

Date: August 4, 2004	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer