Form 10-Q
period 2004-09-30
NSTAR/MA
filed 2004-11-01
CIK 1035675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number:	1-14768

NSTAR
(Exact name of registrant as specified in its charter)

Massachusetts	04-3466300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
800 Boylston Street, Boston, Massachusetts	02199
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the registrant's class of common stock was 53,207,420 Common Shares, par value $1, as of October 29, 2004.

NSTAR
Form 10-Q - Quarterly Period Ended September 30, 2004

Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may access materials NSTAR has filed with the SEC on the SEC's website at www.sec.gov. In addition, NSTAR's Board of Trustees has various committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee, a Board Governance and Nominating Committee and an Executive Committee. In 2003, the Board adopted the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. NSTAR's SEC filings and Corporate Governance documents, including charters, guidelines and codes, and any amendments to such codes which are applicable to NSTAR's executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR's website at www.nstaronline.com. Copies of NSTAR's SEC filings may also be obtained by writing or calling NSTAR's Investor Relations Department at the address or phone number on the cover of this Form 10-Q.

Part I. Financial Information
Item 1. Financial Statements

NSTAR
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except earnings and dividends declared per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Operating revenues	$781,510	$817,333	$2,241,205	$2,227,294

Operating expenses:
Purchased power and cost of gas sold	430,735	450,607	1,248,526	1,234,462
Operations and maintenance	103,182	122,512	312,833	337,306
Depreciation and amortization	60,075	56,674	186,671	176,277
Demand side management and renewable energy programs	18,165	17,805	51,233	50,079
Property and other taxes	24,904	24,063	78,677	73,197
Income taxes	43,181	43,373	101,083	95,812
Total operating expenses	680,242	715,034	1,979,023	1,967,133

Operating income	101,268	102,299	262,182	260,161

Other income (deductions):
Other income, net	1,668	1,094	5,842	8,764
Other deductions, net	-	(57)	(417)	(1,245)
Total other income, net	1,668	1,037	5,425	7,519

Interest charges:
Long-term debt	30,332	29,890	88,621	91,226
Transition property securitization	6,845	8,131	21,602	25,036
Short-term debt and other	2,222	2,877	6,250	8,655
Allowance for borrowed funds used during
construction (AFUDC)/capitalized interest	(234)	(1,714)	(858)	(3,861)
Total interest charges	39,165	39,184	115,615	121,056

Preferred stock dividends of subsidiary	490	490	1,470	1,470
Net income	$63,281 =====	$63,662 =====	$150,522 =====	$145,154 ======

Weighted average common shares outstanding:
Basic	53,168 =====	53,033 =====	53,095 =====	53,033 =====
Diluted	53,698 =====	53,436 =====	53,589 =====	53,383 =====

Earnings per common share:
Basic	$1.19 =====	$1.20 =====	$2.83 =====	$2.74 =====
Diluted	$1.18 =====	$1.19 =====	$2.81 =====	$2.72 =====

Dividends declared per common share	$0.555 =====	$0.54 =====	$1.665 =====	$1.62 =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income	$63,281	$63,662	$150,522	$145,154

Other comprehensive income, net:
Unrealized (loss) gain on investments	-	(1,624)	-	15,193
Comprehensive income	$63,281 =====	$62,038 =====	$150,522 =====	$160,347 =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Balance at the beginning of the period	$477,441	$407,103	$449,114	$382,886
Add:
Net income	63,281	63,662	150,522	145,154
Subtotal	540,722	470,765	599,636	528,040
Deduct:
Dividends declared:
Common shares	29,528	28,674	88,442	85,949
Balance at the end of the period	$511,194 ======	$442,091 =====	$511,194 ======	$442,091 ======

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30,	December 31,
	2004	2003
Assets

Utility plant in service, at original cost	$4,343,958	$4,254,848
Less: accumulated depreciation	1,086,297	1,109,248
	3,257,661	3,145,600
Construction work in progress	96,357	70,500
Net utility plant	3,354,018	3,216,100

Non-utility property, net	153,845	160,556

Goodwill	429,933	439,122

Equity and other investments	72,300	68,888

Current assets:
Cash and cash equivalents	16,077	16,526
Restricted cash	14,513	13,144
Accounts receivable, net and accrued unbilled revenues	362,486	352,374
Inventory, at average cost	91,742	79,743
Other	24,270	39,172
Total current assets	509,088	500,959

Deferred debits:
Regulatory assets - power contracts	730,498	799,087
Regulatory assets - retiree benefit costs	311,811	340,111
Regulatory assets - other	699,841	715,849
Other	77,116	79,988
Total deferred debits	1,819,266	1,935,035

Total assets	$6,338,450 ========	$6,320,660 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30,	December 31,
	2004	2003
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share,
100,000,000 shares authorized; issued and outstanding
53,202,843 shares in 2004 and 53,032,546 shares in 2003	$53,203	$53,033
Premium on common shares	869,102	866,221
Retained earnings	511,194	449,114
Accumulated other comprehensive loss	(6,776)	(6,776)
Total common equity	1,426,723	1,361,592

Cumulative non-mandatory redeemable preferred
stock of subsidiary	43,000	43,000

Long-term debt	1,899,157	1,605,381
Transition property securitization	308,747	377,150
Total long-term debt	2,207,904	1,982,531
Total capitalization	3,677,627	3,387,123

Current liabilities:
Long-term debt	9,548	189,956
Transition property securitization	57,314	40,077
Notes payable	120,200	239,100
Accounts payable	180,883	224,987
Accrued expenses	331,012	231,838
Deferred income taxes	7,204	13,961
Total current liabilities	706,161	939,919

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	801,409	765,507
Power contracts	710,458	799,087
Pension liability	32,894	46,659
Regulatory liability - cost of removal	257,417	223,074
Other	152,484	159,291
Total deferred credits	1,954,662	1,993,618

Commitments and contingencies

Total capitalization and liabilities	$6,338,450 ========	$6,320,660 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003

Operating activities:
Net income	$150,522	$145,154
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	187,252	176,101
Deferred income taxes	37,726	25,975
AFUDC/capitalized interest	(858)	(3,861)
Net changes in:
Accounts receivable and unbilled revenues	(10,112)	(10,761)
Accounts payable	(44,104)	12,874
Other current assets	1,534	(20,928)
Other current liabilities	92,322	80,242
Net change from other operating activities	(81,989)	(57,537)
Net cash provided by operating activities	332,293	347,259

Investing activities:
Plant expenditures (excluding AFUDC/capitalized interest)	(198,600)	(213,874)
Proceeds on sale of property, net	14,252	17,572
Other investments	(3,412)	1,176
Net cash used in investing activities	(187,760)	(195,126)

Financing activities:
Long-term debt redemptions	(187,213)	(168,700)
Transition property securitization	(51,166)	(52,067)
Long-term debt issuance	300,000	150,000
Debt issue costs	(1,851)	(663)
Net change in notes payable	(118,900)	(25,100)
Common stock issuance	3,965	-
Dividends paid	(89,817)	(87,383)
Net cash used in financing activities	(144,982)	(183,913)

Net decrease in cash and cash equivalents	(449)	(31,780)
Cash and cash equivalents at the beginning of the year	16,526	53,438
Cash and cash equivalents at the end of the period	$16,077 ========	$21,658 ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$108,361	$128,364

Income taxes, net of refunds	$3,680	$15,104

Noncash financing activity:
Noncash common stock issuance	$4,063	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR's 2003 Annual Report on Form 10-K.

Note A. Business Organization and Summary of Significant Accounting Policies

1. About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in 107 cities and towns in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (collectively operating as "NSTAR Electric") and NSTAR Gas Company (NSTAR Gas). Reference in this report to "NSTAR" shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires. Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR also has ownership interests in and conducts non-utility, unregulated operations.

2. Basis of Consolidation and Accounting

The financial information presented as of September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003 have been prepared from NSTAR's books and records without audit by an independent registered public accounting firm. However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States). Financial information as of December 31, 2003 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

NSTAR's utility subsidiaries are subject to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries. The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71.

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

The results of operations for the three and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for an entire year. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions. Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3. Stock Option Accounting

NSTAR applies the recognition and measurement principles of Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its 1997 Share Incentive Plan. Currently, no stock-based employee compensation expense for option grants is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per common share if NSTAR had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per common share amounts)	2004	2003	2004	2003

Net income, as reported	$63,281	$63,662	$150,522	$145,154
Add: Share grant incentive compensation
expense included in reported net income, net
of related tax effects	696	570	1,914	1,567
Deduct: Total share grant and stock
option compensation expense determined
under fair value method for all awards, net
of related tax effects	(917)	(748)	(2,523)	(2,125)

Pro forma net income	$63,060 =====	$63,484 =====	$149,913 =====	$144,596 =====

Earnings per common share:
Basic - as reported	$1.19	$1.20	$2.83	$2.74
Basic - pro forma	$1.19	$1.20	$2.82	$2.73
Diluted - as reported	$1.18	$1.19	$2.81	$2.72
Diluted - pro forma	$1.17	$1.19	$2.80	$2.71

4. Pension and Other Postretirement Benefits

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees. During the first nine months of 2004, NSTAR contributed approximately $40 million to the Plan. The Company does not anticipate contributing any additional amounts to the Plan over the remaining three months of 2004.

SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the details of net periodic pension and other postretirement benefits cost.

Components of net periodic pension benefits cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Service cost	$4.8	$4.5	$14.3	$13.5
Interest cost	15.0	14.7	45.1	44.1
Expected return on Plan assets	(17.7)	(14.7)	(53.1)	(44.2)
Amortization of transition obligation	0.1	0.2	0.3	0.5
Amortization of prior service cost	-	-	0.1	0.1
Recognized actuarial loss	6.8	8.3	20.2	25.1
Net periodic pension benefits cost	$9.0 =====	$13.0 =====	$26.9 =====	$39.1 =====

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. These benefits include health and life insurance coverage and up until April 1, 2003 included reimbursement of certain Medicare premiums for certain retirees. Under certain circumstances, eligible retirees are required to make contributions for postretirement benefits. During the first nine months of 2004, NSTAR contributed approximately $12.1 million toward these benefits. The Company anticipates contributing an additional $7.9 million for these benefits over the remaining three months of 2004.

Components of net periodic postretirement benefits cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Service cost	$1.7	$1.8	$5.0	$5.3
Interest cost	8.3	8.8	25.0	26.5
Expected return on Plan assets	(6.1)	(4.8)	(18.4)	(14.3)
Amortization of transition obligation	0.5	0.5	1.4	1.4
Amortization of prior service cost	0.3	0.3	1.0	1.0
Recognized actuarial loss	2.3	3.3	7.1	9.9
Net periodic postretirement benefits cost	$7.0 =====	$9.9 ====	$21.1 =====	$29.8 =====

In December 2003, the FASB issued Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act). The Act provides for prescription drug benefits for retirees over the age of 65 under a new Medicare Part D program. For employers like NSTAR, who currently provide retiree medical programs for former employees over the age of 65, there are potential subsidies available that are inherent in the Act. The Act potentially entitles these employers to a direct tax-exempt federal subsidy. Pursuant to FSP 106-1, NSTAR had elected to defer recognition of the provisions of this Act until further accounting guidance became effective.

In May 2004, the FASB issued FSP 106-2. This FSP provides guidance on the accounting for the effects of the Act. The guidance indicates that, when an employer initially accounts for the subsidy, the effect on the accumulated postretirement benefits obligation should be accounted for as an actuarial gain (assuming, no plan amendments are made). In addition, since the subsidy would affect the employer's share of its plan's costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy should reduce service cost when it is recognized as a component of net periodic postretirement benefits cost. This FSP became effective on July 1, 2004. NSTAR has evaluated the impact that the Act and this FSP will have on its financial position. The evaluation resulted in a reduction to the 2004 net periodic postretirement benefits cost of approximately $7 million and is reflected as a component of recognized actuarial loss in the table of net periodic postretirement benefits cost above. However, due to the Company's pension and other postretirement benefits rate reconciliation adjustment mechanism that went into effect on September 1, 2003, this reduction in cost will not have a material impact on earnings.

5. New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 (FIN 46R), which addresses the consolidation of variable interest entities (VIE) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. This interpretation has two effective dates: December 31, 2003 and March 31, 2004.

NSTAR has a wholly owned special purpose subsidiary, BEC Funding LLC, established to undertake the sale of $725 million in notes to a special purpose trust created by two Massachusetts state agencies. Historically, NSTAR has consolidated this entity. As part of NSTAR's assessment of FIN 46R and for compliance at December 31, 2003, NSTAR reviewed the substance of this entity to determine if it is still proper to consolidate this entity. Based on its review, NSTAR has concluded that BEC Funding LLC is a VIE and should continue to be consolidated by NSTAR.

For the March 31, 2004 effective date of FIN 46R, NSTAR evaluated, among other entities, the companies that supply power to NSTAR through its purchase power agreements. NSTAR determined that it is possible that five of these companies may be considered VIEs. These companies have power plants that have daily capacity output ranging from 20 megawatts (MW) to 330 MW. Through March 31, 2004 and 2003, NSTAR purchased a total of approximately 1,121 megawatt-hours (MWH) and 1,233 MWH, respectively, under these agreements. These purchases approximate 18% of the total MWH purchased by NSTAR for the three-month periods ended March 31, 2004 and 2003 and amounted to approximately $102 million and $100 million, respectively. In order to determine if these counterparties are VIEs and if NSTAR is the primary beneficiary of these counterparties, NSTAR concluded that it needed more information from the entities. NSTAR attempted to obtain the information required and requested, in writing, these entities provide the Company with the necessary information. However, each of the entities has indicated that they will not provide the requested information as they are not contractually obligated to provide such confidential information. Since NSTAR was unable to obtain the necessary information and as allowed under a scope exception in FIN 46R, the accompanying Condensed Consolidated Financial Statements do not reflect the consolidation of any entities with which NSTAR has a purchase power agreement.

In March 2004, the FASB issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, "Share-Based Payment." This proposed Statement addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would also eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require that such transactions be accounted for using a fair-value-based method. This Exposure Draft was open for public comment until June 30, 2004. During its deliberations to address the comment letters, the FASB has preliminarily indicated that the effective date for this statement would be for periods beginning after June 15, 2005. NSTAR is currently assessing the impact of this proposed Statement on its share-based compensation programs.

Note B. Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (negative net salvage) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of September 30, 2004 and December 31, 2003, the estimated amount of the cost of removal included in regulatory liabilities was approximately $257 million and $223 million, respectively.

Note C. Derivative Instruments - Power Contracts

NSTAR accounts for its power contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). As of September 30, 2004, NSTAR has four purchase power contracts that contain components with pricing mechanisms that are partly based on a pricing index, such as the Gross National Product or Consumer Price Index. Previous to September 30, 2004, NSTAR had six purchase power contracts with pricing mechanisms based on a pricing index. However, two contracts were terminated in September 2004 through regulatory-approved buyout agreements. The amount recognized for the fair value of the above-market portion of these four contracts at September 30, 2004 and for the six contracts at December 31, 2003 is approximately $537 million and $666 million, respectively, and is a component of Deferred credits - Power contracts on the accompanying Condensed Consolidated Balance Sheets. NSTAR has recorded a corresponding regulatory asset to reflect the future recovery of the above-market component of these contracts through its transition charge. Therefore, as a result of this regulatory treatment, the recording of these contracts on its accompanying Condensed Consolidated Balance Sheets does not result in an earnings or cash flow impact.

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

As of September 30, 2004, NSTAR has executed buyout/restructuring agreements with certain parties through which NSTAR has entitlements to approximately 685 MW of capacity. These agreements are contingent upon approval by the Massachusetts Department of Telecommunications and Energy (MDTE). As of September 30, 2004, two of the buyout agreements have received regulatory approval and have become effective. As a result, these two contracts are no longer accounted for as derivatives and their fair value of approximately $69 million has been removed from the accompanying Condensed Consolidated Balance Sheet. NSTAR now has only four contracts that are classified as derivatives and recorded at their fair value at each reporting period. Upon the effective date of these other buy-out agreements, the remaining four contracts will no longer be accounted for as derivatives as well. For more information, refer to Note I, "Commitments and Contingencies."

Note D. Other Utility Matters

1. Sale of Property

On April 7, 2004, Boston Edison completed the sale of a parcel of land in the City of Newton, Massachusetts for $15.1 million; the net proceeds from the sale were used to reduce Boston Edison's transition charge. The sale was approved by the MDTE.

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

On March 1, 2004, NSTAR Electric and NSTAR Gas filed their 2003 Service Quality Reports with the MDTE that demonstrated the Companies' achieved levels of reliability and performance; the reports indicate that no penalty will be assessed for 2003. The MDTE concurred with NSTAR's determination in an order issued in October 2004. NSTAR monitors its service quality continuously to determined its contingent liability, and if it were probable that a liability has been incurred and is estimable, a liability would be accrued. Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE. Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

As of September 30, 2004, NSTAR Electric's and NSTAR Gas' 2004 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2004. However, these results may not be indicative of the results that may be expected for the remainder of the year.

3. Regulatory Proceedings

On March 24, 2004, the Federal Energy Regulatory Commission (FERC) set for hearing a joint return on an equity (ROE) filing made by participating New England Transmission Owners, including NSTAR Electric. The proposal requested an increase in the base ROE component of the regional and local transmission rates, to be provided under the Regional Transmission Organization for New England (RTO-NE) open access transmission tariff (OATT), to a single ROE of 12.8% for all regional and local transmission rates. Presently, transmission service in New England is provided under a two-tier structure, with the potential for the ROE for local service to be different than for regional service for the same transmission provider. While the FERC set for hearing the base ROE proposal consistent with decisions in prior RTOs, FERC approved an ROE adder of 50 basis points in regional rates as an incentive for joining an RTO for regional service. In addition, FERC set for hearing the proposal for an additional 100 basis points in regional rates to provide an incentive to build new transmission facilities. The Transmission Owners maintain that sufficient equity returns are needed to elicit the necessary investments in transmission within an RTO. Settlement negotiations in April before a FERC administrative law judge were unsuccessful. As such, hearings on the base ROE and 100 basis point adder issues are scheduled to begin in December 2004.

The joint filing among the Transmission Owners was made in connection with the proposed formation of RTO-NE by the Transmission Owners and Independent System Operator - New England (ISO-NE), the present administrator of the New England Power Pool (NEPOOL) OATT, and is an important and integral component of the agreement to form an RTO for the New England region. On September 13, 2004, ISO-NE, the Transmission Owners, NEPOOL and certain NEPOOL participants jointly filed an agreement with the FERC that, upon approval, facilitates the transition to an RTO. The joint filing follows several months of negotiations among the parties and resolves certain key transitional issues that were left outstanding when FERC granted ISO-NE conditional approval as an RTO in March 2004. If FERC approves this settlement agreement, which is expected within 60 days from its filing with FERC, the ISO-NE could begin operating as an RTO upon concurrence of the Transmission Owners after providing 30 days notice to FERC and NEPOOL.

The ISO-NE will act as both the regional transmission provider and the tariff administrator with the RTO-NE OATT replacing the NEPOOL OATT. ISO-NE will also have operational authority over all transmission within the New England region's bulk electric power system under a longer-term and more stable contractual structure than the current interim agreement between the ISO-NE and NEPOOL.

Note E. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 109, net regulatory assets include $50.1 million and $50.2 million of deferred tax assets and corresponding amounts in accumulated deferred income taxes that were recorded as of September 30, 2004 and December 31, 2003, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2004 and the actual effective income tax rate for the year ended December 31, 2003:

	2004	2003
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	5.0	5.3
Investment tax credits	(0.5)	(0.6)
Other	1.3	1.4
Effective tax rate before write-down and tax valuation allowance
adjustment	40.8	41.1
Adjustment to tax valuation allowance and write-down of RCN investment	-	(2.8)
Effective tax rate	40.8 ===== %	38.3 ====== %

Note F. Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net income, which includes a deduction for preferred dividends of a subsidiary, by the weighted average common shares outstanding during the year. SFAS No. 128, "Earnings per Share," requires the disclosure of diluted EPS. Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares are increased to include the number of dilutive potential common shares. Diluted EPS reflects the impact on shares outstanding of the deferred (nonvested) shares and stock options granted, adjusted for forfeitures, under the NSTAR 1997 Share Incentive Plan.

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income	$63,281	$63,662	$150,522	$145,154
Basic EPS	$1.19	$1.20	$2.83	$2.74
Diluted EPS	$1.18	$1.19	$2.81	$2.72

Weighted average common shares
outstanding for basic EPS	53,168	53,033	53,095	53,033
Effect of diluted shares:
Weighted average dilutive potential common shares	530	403	494	350
Weighted average common shares outstanding for diluted EPS	53,698 ====	53,436 ====	53,589 ====	53,383 ====

Note G. Long-Term Debt Redemption / Issuance

On March 16, 2004, Boston Edison redeemed the entire outstanding balance of $181 million aggregate principal amount of its 7.80% Debentures due March 15, 2023. The redemption also included payment of premium plus accrued interest of approximately $6.1 million. On April 16, 2004, Boston Edison issued $300 million of ten-year fixed rate (4.875%) Debentures. The net proceeds were used to repay outstanding short-term debt balances incurred, in part, to pay the redemption price of the 7.80% Debentures. The premium paid to redeem the 7.80% Debentures will be amortized over ten years, the term of the new 4.875% Debentures.

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

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended September 30,
2004
Operating revenues	$698,072	$57,753	$25,685	$781,510
Segment net income (loss)	$65,888	$(3,769)	$1,162	$63,281
2003
Operating revenues	$737,372	$51,538	$28,423	$817,333
Segment net income	$67,767	$(5,492)	$1,387	$63,662

Nine months ended September 30,
2004
Operating revenues	$1,818,071	$339,950	$83,184	$2,241,205
Segment net income	$129,592	$15,188	$5,742	$150,522
2003
Operating revenues	$1,801,675	$336,295	$89,324	$2,227,294
Segment net income	$123,289	$13,769	$8,096	$145,154

Total assets
September 30, 2004	$5,467,513	$671,903	$199,034	$6,338,450
December 31, 2003	$5,413,765	$679,120	$227,775	$6,320,660

Note I. Commitments and Contingencies

1. Environmental Matters

As of September 30, 2004, NSTAR's subsidiaries are involved in four state-regulated properties ("Massachusetts Contingency Plan, or "MCP" sites") where oil or other hazardous materials were previously spilled or released. The NSTAR subsidiaries are required to clean up or otherwise remediate these properties in accordance with specific state regulations. There are sometimes uncertainties associated with total remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites. Estimates of approximately $0.5 million and $0.7 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003, respectively.

In addition to the MCP sites, NSTAR subsidiaries also face possible liability as a result of involvement in 15 multi-party disposal sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for these sites. Estimates of approximately $3.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both September 30, 2004 and December 31, 2003.

The MCP and multi-party disposal site amounts have not been reduced by any potential rate recovery treatment of these costs or any potential recovery from NSTAR's insurance carriers. Prospectively, should NSTAR be allowed to collect these specific costs from customers, it would record an offsetting regulatory asset and record a credit to operating expenses equal to previously expensed costs.

NSTAR Gas is participating in the assessment or remediation of five former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action. The MDTE has approved recovery of costs associated with MGP sites over a seven-year period, without carrying costs. As of September 30, 2004 and December 31, 2003, NSTAR has recorded a liability of approximately $4.5 million and $4.4 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party. A corresponding regulatory asset has been recorded that reflects the future rate recovery for these costs.

Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR's responsibilities for such sites evolve or are resolved. NSTAR's ultimate liability for future environmental remediation costs may vary from these estimates. Based on NSTAR's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR does not believe that these environmental remediation costs will have a material adverse effect on NSTAR's consolidated financial position, results of operations or cash flows for a reporting period.

2. Income Tax Matters

On December 24, 2003, NSTAR exited from its investment in RCN and formally abandoned its 11.6 million shares of RCN common stock. The Company claimed an ordinary loss on its 2003 tax return for this item. The Company's position relative to the tax consequences of the transaction is supported by an opinion from an independent tax advisor.

The ordinary loss tax treatment resulted in the Company realizing the benefits represented by the tax asset recorded on its books that resulted from the previous write-down of this asset for financial reporting purposes. The requirement for a tax valuation allowance, therefore, no longer exists. Therefore, the Company reversed this reserve as of December 31, 2003.

The Company believes it more likely than not that it is entitled to this ordinary loss deduction. The Company expects the IRS to review this transaction and it is possible that the IRS will disagree. In accordance with the Company's tax policy as it relates to uncertain tax positions, the Company has established a loss contingency of approximately $44 million at December 31, 2003. This amount represents the tax impact to the Company should the ordinary loss ultimately be recharacterized to a capital loss. This contingency is recorded as part of Deferred credits - Other on the accompanying Condensed Consolidated Balance Sheets.

The Company believes that its position is well supported. However, if the Company's position proves incorrect, the Company may be required to make future cash expenditures to the IRS that may impact NSTAR's cash requirements in future periods.

3. Purchase Power Contract Buy-outs / Restructuring

NSTAR previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that NSTAR Electric had initiated a process to auction off certain purchase power agreements under which NSTAR Electric has entitlements to approximately 1,100 MW of capacity under long-term contracts with non-utility generators. The auction was intended to further NSTAR Electric's efforts to mitigate stranded costs, which continue to be recovered from customers. As of September 30, 2004, NSTAR Electric has executed agreements to buyout or restructure certain of its purchase power agreements. These agreements constitute approximately 685 MW of capacity of the 1,100 MW originally auctioned and limit NSTAR Electric's future exposure to the above market costs from the original agreements. These agreements are contingent upon MDTE approval. As of September 30, 2004, two of these agreements have received MDTE approval and have become effective. These two agreements require NSTAR Electric to make monthly payments through December 2008 totaling approximately $85 million. NSTAR Electric anticipates making these payments from funds generated from operations and will be fully recovered through NSTAR Electric's transition charge. The total amount currently recognized for accounting purposes for these obligations is approximately $73 million (in present day dollars) and is a component of Deferred credits - power contracts on the accompanying Condensed Consolidated Balance Sheets. NSTAR Electric has recorded a corresponding regulatory asset to reflect the full recovery of these payments through its transition charge.

Most of the remaining contracts are buy-out arrangements whereby NSTAR Electric has committed to pay amounts for the full release of its obligation under these purchase power agreements. On August 31, 2004, NSTAR Electric filed with the MDTE a proposed financing plan that seeks approval for full recovery of these costs and the issuance of securitization bonds to provide the funds for the buy-out payments. A decision on the financing plan is anticipated by January 2005.

4. Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of NSTAR during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in NSTAR's 2003 Annual Report on Form 10-K.

Overview

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in 107 cities and towns in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (collectively operating as "NSTAR Electric") and NSTAR Gas Company (NSTAR Gas). Reference in this report to "NSTAR" shall mean the registrant NSTAR or one or more of its subsidiaries as the context requires. Reference in this report to "NSTAR Electric" shall mean each of Boston Edison, ComElectric and Cambridge Electric. NSTAR also has ownership interests in and conducts non-utility, unregulated operations.

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

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR's 2003 Form 10-K. There have been no substantive changes to those policies and estimates.

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

On March 1, 2004, NSTAR Electric and NSTAR Gas filed their 2003 Service Quality Reports with the MDTE that demonstrated the Companies' achieved levels of reliability and performance; the reports indicate that no penalty will be assessed for 2003. The MDTE concurred with NSTAR's determination in an order issued in October 2004. NSTAR monitors its service quality continuously to determine its contingent liability, and if it were probable that a liability has been incurred and is estimable, a liability would be accrued. Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE. Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

As of September 30, 2004, NSTAR Electric's and NSTAR Gas' 2004 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2004. However, these results may not be indicative of the results that may be expected for the remainder of the year.

b. Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through either standard offer or default service for those who choose not to buy energy from a competitive energy supplier. Currently, standard offer service is scheduled to be available to eligible customers through February 2005 at prices approved by the MDTE. The total rate paid by customers taking standard offer service are set at levels so as to guarantee mandatory overall rate reductions required by the Massachusetts Electric Restructuring Act of 1997 (Restructuring Act) (excluding the impact of standard offer service fuel index adjustments). Currently, new retail customers in the NSTAR Electric service territories and other customers who are no longer eligible for standard offer service and have not chosen to receive service from a competitive supplier are provided default service. Default service rates are reset every six months (every three months for large commercial and industrial customers). The price of default service is intended to reflect the average competitive market price for power. NSTAR anticipates that upon the expiration of standard offer service, effective March 1, 2005, all customers not purchasing generation service from competitive retail suppliers will be eligible for default service. However, Massachusetts officials are considering whether new deregulation legislation is needed after March 1, 2005. NSTAR cannot predict or anticipate the outcome of this process or its impact on NSTAR or its customers. As of September 30, 2004 and December 31, 2003, customers of NSTAR Electric had approximately 25% and 26%, respectively, of their load requirements provided by competitive suppliers.

c. Natural Gas Rates

NSTAR Gas generates revenues primarily through the sale and/or transportation of natural gas. Gas sales and transportation services are divided into two categories: firm, whereby NSTAR Gas must supply gas and/or transportation services to customers on demand; and interruptible, whereby NSTAR Gas may, generally during colder months, temporarily discontinue service to high volume commercial and industrial customers. Sales and transportation of gas to interruptible customers do not materially affect NSTAR Gas' operating income because substantially the entire margin for such service is returned to its firm customers as rate reductions.

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

d. Regional Transmission Organization (RTO)

On March 24, 2004, the FERC conditionally approved RTO status to the Independent System Operator - New England (ISO-NE), pending the acceptance of certain conditions. On September 13, 2004, FERC received a settlement agreement from the participants that addressed these conditions. If FERC approves the settlement agreement, which is expected within 60 days from its filing with FERC, ISO-NE could begin operating as an RTO upon concurrence of the Transmission Owners after providing 30 days notice to FERC and NEPOOL. Upon the effective date, the ISO-NE will be an independent entity, without a financial interest in the region's marketplace, having operating authority over the New England transmission grid and the responsibility to make impartial decisions on the development and implementation of market rules. The ISO-NE will operate under a series of contractual arrangements that will define its functions and responsibilities, including a Transmission Operating Agreement, which will govern the relationship between the owners of transmission facilities, such as NSTAR Electric and the ISO-NE, as the operator of the New England transmission grid. Separate agreements will govern the operation of the spot power and related markets, the ISO-NE's interactions with market participants and merchant transmission facilities. Management cannot estimate the impact of this approval on the Company.

Other Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Results of Operations - Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Results of Operations

The following section of MD&A compares the results of operations for the three-month periods ended September 30, 2004 and 2003 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Earnings and operations overview

Earnings per common share were as follows:

	Three Months Ended September 30,
	2004	2003	% Change
Basic	$1.19	$1.20	(0.8)
Diluted	$1.18	$1.19	(0.8)

Net income was $63.3 million for the quarter ended September 30, 2004 compared to $63.7 million for the same period in 2003. Factors that contributed to the $0.4 million, or 0.6%, decrease in the third quarter 2004 earnings include lower electric distribution revenues, higher depreciation associated with system improvements, and higher property taxes. These reductions in earnings were substantially offset by the net impact recorded in 2003 related to the MDTE order approving a reconciliation rate adjustment mechanism for recovery of costs associated with the Company's pension and other postretirement benefit obligations other than pensions (PBOP). For the same period in 2003, as a result of the MDTE order, NSTAR expensed $18.0 million of pension and PBOP costs, offset by the recognition of $12.7 million of revenues related to carrying costs on the average net prepaid pension and PBOP balances for 2003.

For the third quarter of 2004, NSTAR generated approximately $150.6 million of cash from operations to fund approximately $78.4 million of plant expenditures and approximately $30.0 million of cash dividends. In comparison to the same period of the prior year, cash from operations decreased approximately $27.0 million primarily due to the timing of the collection of energy costs.

Energy sales and weather

The following is a summary of retail electric and firm gas energy sales by customer sector for the periods indicated:

Retail Electric Sales - MWH	Three Months Ended September 30,
	2004	2003	% Change

Residential	1,715,035	1,827,413	(6.1)
Commercial	3,428,032	3,440,931	(0.4)
Industrial	441,705	460,195	(4.0)
Other	37,073	37,409	(0.9)
Total retail sales	5,621,845 =======	5,765,948 =======	(2.5) =====

Firm Gas Sales - BBTU	Three Months Ended September 30,
	2004	2003	% Change

Residential	1,462	1,517	(3.6)
Commercial	1,667	1,622	2.8
Industrial and other	965	984	(1.9)
Total firm sales	4,094 ======	4,123 =====	(0.7) =====

The 2.5% decrease in retail electric sales in the third quarter of 2004 primarily reflects cooler overall temperatures than in 2003. Firm gas sales reflect seasonally low summer gas demand.

In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales which are influenced by temperature extremes. The overall cooler weather in the third quarter of 2004 negatively impacted residential and commercial electric sales due to decreased demand for air conditioning, offset in part by commercial building expansion and the resulting additional commercial energy usage. Electric residential and commercial customers represented approximately 31% and 61%, respectively, of NSTAR's total retail sales mix for the third quarter of 2004 and provided 36% and 57% of distribution and transmission revenues, respectively. Refer to the "Electric revenues" section below for a more detailed discussion. Industrial gas and electric sales are primarily influenced by national and local economic conditions and sales to those customers reflect an improving economic environment and increased manufacturing production.

			Normal
			30-Year
	2004	2003	Average

Cooling degree-days	501	655	593
Percentage (cooler) than prior year	(23.5)%	(17.3)%
Percentage (cooler) warmer than 30-year average	(15.5)%	10.5%

Weather conditions impact electric and, during the winter, gas sales in NSTAR's service area. The average daily temperature during the third quarter of 2004 was 69.4 degrees, as compared to 71.4 degrees in the same period of 2003. The comparative information above relates to cooling degree-days for the third quarter of 2004 and 2003 and the number of cooling degree-days in a "normal" third quarter period as represented by a 30-year average. A cooling "degree-day" is a unit measuring how much the outdoor mean temperature rises above (cooling degree-day) a base of 65 degrees. Each degree above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the third quarter of 2004 decreased 4.4% from the same period in 2003 as follows:

(in millions)	Three Months Ended September 30,		Increase/(Decrease)
	2004	2003	Amount	Percent
Electric revenues
Retail distribution and transmission	$266.6	$284.9	$(18.3)	(6.4)
Energy, transition and other	426.9	448.2	(21.3)	(4.8)
Total retail	693.5	733.1	(39.6)	(5.4)
Wholesale	4.6	4.3	0.3	7.0
Total electric revenues	698.1	737.4	(39.3)	(5.3)

Gas revenues
Firm and transportation	16.2	17.3	(1.1)	(6.4)
Energy supply and other	41.5	34.2	7.3	21.3
Total gas revenues	57.7	51.5	6.2	12.0

Unregulated operations revenues	25.7	28.4	(2.7)	(9.5)

Total operating revenues	$781.5 ====	$817.3 =====	$(35.8 === )	(4.4 === )

  Electric revenues

Electric retail distribution revenues primarily represent charges to customers for the Company's recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure. The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations. The decrease in total retail revenues primarily reflects the 2.5% decrease in retail MWH sales that was experienced throughout all customer sectors and the decreased revenue related to carrying costs of $6.9 million related to the reconciliation rate adjustment mechanism associated with pension and PBOP.

NSTAR's largest earnings sources are the revenues derived from distribution rates approved by the MDTE. The level of distribution revenues is affected by weather conditions and the economy. Weather conditions affect sales to NSTAR's residential and small commercial customers. Economic conditions affect NSTAR's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts. The energy supply revenues relate to customers being provided energy supply under either standard offer or default service. Energy supply contract prices vary among the NSTAR Electric companies and for standard offer and default service customers. However, the retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income. Furthermore, energy and transition revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings. Other revenues primarily relate to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. There were no reconciliation true-up adjustments during the third quarter of 2004. The $21.3 million decrease in energy, transition and other revenues is primarily attributable to the decreased recovery of energy costs. This was offset by higher rates for default service and standard offer service, which include ComElectric and Cambridge Electric standard offer service fuel index adjustments.

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

  Gas revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area. The $1.1 million decrease in firm and transportation revenues is attributable to decreased residential and industrial usage and reflects a $1.4 million decrease from the prior year in revenues related to carrying costs earned related to the reconciliation rate adjustment mechanism associated with pension and PBOP.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs. The current gas rate structure of NSTAR Gas includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred and gas costs billed are deferred and refunded to or collected from customers in a subsequent period. The revenue increase of $7.3 million primarily reflects the recovery of higher gas supply costs from customers. These revenues are fully reconciled with the costs currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.

  Unregulated operations revenues

Unregulated operations revenues are derived from NSTAR's businesses that include district energy operations and telecommunications. Unregulated revenues were $25.7 million in the third quarter of 2004 compared to $28.4 million in the same period of 2003, a decrease of $2.7 million, or 10%. The decrease in unregulated revenues is primarily the absence of revenue related to Blackstone Station, which was sold in 2003 to Harvard University. Since the sale in 2003, NSTAR Steam continued to manage the day-to-day operations of the steam plant for one year after the sale under terms of an operating agreement. The decrease was partially offset by an increase in the rates for electric and chilled water services and higher steam revenues from the Company's other district energy operations.

Operating expenses

Purchased power costs were $396.1 million in the third quarter of 2004 compared to $422.7 million in the same period of 2003, a decrease of $26.6 million, or 6%. The decrease is primarily the result of decreased sales and the recognition of $9.0 million relating to the recovery of deferred standard offer and default service supply costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

The cost of gas sold, representing NSTAR Gas' supply expense, was $34.6 million in the third quarter of 2004 compared to $27.9 million in 2003, an increase of $6.7 million, or 24%, due to the higher costs of gas supply, partially offset by a reduction in the volume of gas sales. NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. However, as these expenses are also fully reconciled to the current level of revenues collected, they have no impact on earnings.

Operations and maintenance expense was $103.2 million in the third quarter of 2004 compared to $122.5 million in the same period of 2003, a decrease of $19.3 million, or 16%. This decrease primarily reflects the recognition in 2003 of $18.0 million of pension and PBOP expenses resulting from an order received from the MDTE in the prior year and, to a lesser extent, lower labor costs.

Depreciation and amortization expense was $60.1 million in the third quarter of 2004 compared to $56.7 million in the same period of 2003, an increase of $3.4 million or 6%. The increase primarily reflects higher depreciable distribution and transmission plant in service, an increase to the transmission depreciation rate, and increased amortization expense related to software and merger costs.

Demand side management and renewable energy programs expense was $18.2 million in the third quarter of 2004 compared to $17.8 million in the same period of 2003, an increase of $0.4 million, or 2%, which is consistent with the collection of conservation and renewable energy revenues. These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis.

Property and other taxes were $24.9 million in the third quarter of 2004 compared to $24.1 million in the same period of 2003, an increase of $0.8 million, or 3%. This increase was due to higher overall municipal property taxes caused primarily by higher property assessments. The overall level of municipal property taxes paid by NSTAR has increased due to increased rates associated with legislation passed in Massachusetts allowing for the temporary shift of property tax burdens from residential to commercial property owners, in particular, in the City of Boston.

Income taxes attributable to operations were $43.2 million in the third quarter of 2004 compared to $43.4 million in the same period of 2003, a decrease of $0.2 million, or less than 1%, reflecting slightly lower pre-tax operating income in the third quarter of 2004.

Other income, net

Other income, net was approximately $1.7 million in the third quarter of 2004 compared to $1.0 million in the same period of 2003, an increase in other income of $0.7 million. The increase is primarily due to increased rental income.

Interest charges

Interest on long-term debt and transition property securitization certificates was $37.2 million in the third quarter of 2004 compared to $38.0 million in the same period of 2003, a decrease of $0.8 million, or 2%. The decrease in expense primarily reflects the absence in 2004 of $3.5 million in expense resulting from the retirement of Boston Edison's $181 million 7.80% Debentures on March 15, 2004 and the lower principal balance of transition property securitization certificates outstanding that resulted in reduced interest expense of $1.3 million. Securitization interest represents interest on debt of BEC Funding collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture. These certificates are non-recourse to Boston Edison. Partially offsetting these interest declines was additional interest expense of $3.7 million on Boston Edison's $300 million, 4.875% fixed-rate Debentures issued on April 16, 2004.

Short-term and other interest expense was $2.2 million in the third quarter of 2004 compared to $2.9 million in the same period of 2003, a decrease of $0.7 million, or 24%. The decrease in short-term and other interest expense primarily relates to reduced bank service fees and other charges ($1.3 million) resulting from a reduction in the level of NSTAR's revolving line of credit. Partially offsetting this decrease was higher ($0.3 million) short-term interest expense due to higher short-term interest rates that averaged 1.63% for the quarter ended September 2004 as compared to 1.11% in the same period of last year.

Allowance for funds used during construction/capitalized interest decreased nearly $1.5 million, or 86%, in the third quarter of 2004 primarily due to a lower average balance of construction work in progress as compared to the same period in 2003 due to the completion of construction in December 2003 of combustion turbines at a subsidiary, Advanced Energy Systems' MATEP facility.

Results of Operations - Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Results of Operations

The following section of MD&A compares the results of operations for the nine-month periods ended September 30, 2004 and 2003 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Earnings and operations overview

Earnings per common share were as follows:

	Nine Months Ended September 30,
	2004	2003	% Change
Basic	$2.83	$2.74	3.3
Diluted	$2.81	$2.72	3.3

Net income was $150.5 million for the first nine months of 2004 compared to $145.2 million for the same period in 2003. Factors that contributed to the $5.3 million, or 4%, increase in 2004 earnings include higher electric distribution revenues due to higher sales, interest savings on the Company's outstanding indebtedness, and a reduction in operations and maintenance expense. In 2003, operations and maintenance expense reflected $18.0 million of pension and PBOP expenses in accordance with the MDTE's order approving a reconciliation rate adjustment mechanism.

For the first nine months of 2004, NSTAR generated $332.3 million of cash from operations to fund approximately $198.6 million of plant expenditures, and $89.8 million of cash dividends. In comparison to the same period of the prior year, cash from operations decreased $15.0 million primarily due to the timing of the collection of energy costs. Favorable market conditions and the Company's strong credit ratings contributed to the Company's 2004 refinancing activities. These financing activities included the retirement of $181 million of 7.80% series of Debentures in March 2004 and a reduction in short-term borrowings of $118.9 million from year-end 2003. This retirement was temporarily funded with short-term borrowings until the issuance of 10-year, $300 million 4.875% series of Debentures, which was completed in April 2004.

Energy sales and weather

The following is a summary of retail electric and firm gas energy sales by customer sector for the periods indicated:

Retail Electric Sales - MWH	Nine Months Ended September 30,
	2004	2003	% Change

Residential	4,960,834	4,988,663	(0.6)
Commercial	9,662,124	9,411,949	2.7
Industrial	1,255,561	1,268,339	(1.0)
Other	119,996	120,908	(0.8)
Total retail sales	15,998,515 ========	15,789,859 ========	1.3 =====

	Nine Months Ended September 30,
	2004	2003	% Change

Residential	15,627	16,579	(5.7)
Commercial	11,255	11,774	(4.4)
Industrial and other	6,186	6,241	(0.9)
Total firm sales	33,068 ======	34,594 ======	(4.4) ====

The 1.3% increase in retail MWH sales in the first nine months of 2004 reflects the cold winter weather earlier in the year partially offset by the cooler summer weather. The 4.4% decrease in firm gas sales in the first nine months of 2004 primarily reflects warmer overall temperatures than in 2003. Electric and gas sales both reflect the impact of one additional day in 2004 due to the leap year.

In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales which are influenced by temperature extremes. Despite the overall warmer winter weather earlier in 2004, the increase in electric sales is attributable in part to the commercial sector where building expansions created the resulting additional energy use. Electric residential and commercial customers represented approximately 31% and 60%, respectively, of NSTAR's total retail sales mix for the first nine months of 2004 and provided 41% and 52% of distribution and transmission revenues, respectively. Refer to the "Electric revenues" section below for a more detailed discussion. Industrial sales are primarily influenced by national and local economic conditions and sales to these customers reflect a sluggish economic environment and decreased manufacturing production.

			Normal
			30-Year
	2004	2003	Average

Heating degree-days	4,055	4,335	3,985
Percentage colder (warmer) than prior year	(6.5)%	24.4%
Percentage colder than 30-year average	1.8%	8.8%

Cooling degree-days	632	752	769
Percentage (cooler) than prior year	(16.0)%	(20.9)%
Percentage (cooler) than 30-year average	(17.8)%	(2.2)%

Weather conditions impact electric and, to a greater extent during the winter, gas sales in NSTAR's service area. The comparative information above relates to heating and cooling degree-days for the first nine months of 2004 and 2003 and the number of degree-days in a "normal" nine-month period as represented by a 30-year average. A "degree-day" is a unit measuring how much the outdoor mean temperature rises above (cooling degree-day) or falls below (heating degree-day) a base of 65 degrees. Each degree above or below the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the nine months of 2004 increased 0.6% from the same period in 2003 as follows:

(in millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2004	2003	Amount	Percent
Electric revenues
Retail distribution and transmission	$666.8	$668.0	$(1.2)	(0.2)
Energy, transition and other	1,137.7	1,115.9	21.8	2.0
Total retail	1,804.5	1,783.9	20.6	1.2
Wholesale	13.6	17.8	(4.2)	(23.6)
Total electric revenues	1,818.1	1,801.7	16.4	0.9

Gas revenues
Firm and transportation	104.9	106.3	(1.4)	(1.3)
Energy supply and other	235.1	230.0	5.1	2.2
Total gas revenues	340.0	336.3	3.7	1.1

Unregulated operations revenues	83.1	89.3	(6.2)	(6.9)

Total operating revenues	$2,241.2 =====	$2,227.3 ====	$13.9 ===	0.6 ===

  Electric revenues

Electric retail distribution revenues primarily represent charges to customers for the Company's recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure. The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations. The increase in retail revenues primarily reflects the 1.3% increase in retail MWH sales substantially all in the commercial sector and increased revenues related to carrying costs as part of a reconciliation rate adjustment mechanism related to pension and PBOP that was approved in 2003.

NSTAR's largest earnings sources are the revenues derived from distribution rates approved by the MDTE. The level of distribution revenues is affected by weather conditions and the economy. Weather conditions affect sales to NSTAR's residential and small commercial customers. Economic conditions affect NSTAR's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under either standard offer or default service. Energy supply contract prices vary among the NSTAR Electric companies and for standard offer and default service customers. However, the retail revenues related to standard offer and default services are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income. Furthermore, energy and transition revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings. Other revenues primarily relate to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. In 2004, the cost reconciliation true-up adjustments increased revenues by approximately $4.7 million. The $21.8 million increase in energy, transition and other revenues is primarily attributable to higher rates for default service and standard offer service, which include ComElectric and Cambridge Electric standard offer service fuel index adjustments.

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

  Gas revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area. The $1.4 million decrease in firm and transportation revenues is attributable to warmer weather, conservation efforts, the decrease in sales volumes of almost 5% offset by increased revenues related to carrying costs as part of a reconciliation rate adjustment mechanism related to pension and PBOP that was approved in 2003.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs. The current gas rate structure of NSTAR Gas includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred and gas costs billed are deferred and refunded to or collected from customers in a subsequent period. The revenue increase of $5.1 million primarily reflects the impact of the higher cost of gas sold that reflected a weighted average cost of gas per therm increase over the same period in 2003 of approximately 2.0%. These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.

  Unregulated operations revenues

Unregulated operations revenues are derived from NSTAR's businesses that include district energy operations and telecommunications. Unregulated revenues were $83.1 million in the first nine months of 2004 compared to $89.3 million in the same period of 2003, a decrease of $6.2 million, or 7%. The decrease in unregulated revenues is primarily the result of the sale of Blackstone Station to Harvard University in April 2003, partially offset by an increase in the rates for electric and chilled water services and higher steam revenues resulting from the significantly colder weather in January 2004.

Operating expenses

Purchased power costs were $1,034.0 million in the first nine months of 2004 compared to $1,025.8 million in the same period of 2003, an increase of $8.2 million, or 1%. The increase is primarily the result of increased sales and the higher costs of fuel, partially offset by the recognition of $33.4 million relating to the recovery of deferred standard offer and default service supply costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to the rate adjustment mechanisms, changes in the amount of energy supply expense have no impact on earnings.

The cost of gas sold, representing NSTAR Gas' supply expense, was $214.5 million in the first nine months of 2004 compared to $208.7 million in 2003, an increase of $5.8 million, or 3%. Despite the lower volume of gas sales of 4.4%, the revenue increase reflects the higher cost of gas sold. NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. However, these expenses are also fully reconciled to the current level of revenues collected and have no impact on earnings.

Operations and maintenance expense was $312.8 million in the first nine months of 2004 compared to $337.3 million in the same period of 2003, a decrease of $24.5 million, or 7%. This decrease primarily reflects the recognition in 2003 of $18.0 million of pension and PBOP expenses resulting from a rate order received from the MDTE in the prior year. Expenses in 2004 reflect lower labor and labor-related costs as well as the absence in 2004 of operation and maintenance costs associated with Blackstone Station, which was sold in April 2003.

Depreciation and amortization expense was $186.7 million in the first nine months of 2004 compared to $176.3 million in the same period of 2003, an increase of $10.4 million or 6%. The increase primarily reflects higher depreciable distribution and transmission plant in service, an increase to the transmission depreciation rate, and increased expense related to software and merger costs to achieve amortization.

DSM and renewable energy programs expense was $51.2 million in the first nine months of 2004 compared to $50.1 million in the same period of 2003, an increase of $1.1 million, or 2%, which is consistent with the collection of conservation and renewable energy revenues. These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis.

Property and other taxes were $78.7 million in the first nine months of 2004 compared to $73.2 million in the same period of 2003, an increase of $5.5 million, or 8%. This increase was due to higher overall municipal property taxes of $4.8 million caused primarily by higher property assessments. The overall level of municipal property taxes paid by NSTAR has increased due to increased plant investment and increased rates associated with legislation passed in Massachusetts allowing for the temporary shift of property tax burdens from residential to commercial property owners, in particular, in the City of Boston.

Income taxes attributable to operations were $101.1 million in the first nine months of 2004 compared to $95.8 million in the same period of 2003, an increase of $5.3 million, or 6%, reflecting higher pre-tax operating income in 2004.

Other income, net

Other income, net was approximately $5.4 million in the first nine months of 2004 compared to $7.5 million in the same period of 2003, a decrease in other income of $2.1 million. The decrease is primarily due to the absence in 2004 of the recognition of $4.1 million in tax benefits related to deferred tax valuation allowance adjustments recognized in 2003 and the 2003 sale of Blackstone Station to Harvard University that resulted in a pre-tax gain of $1.3 million. In 2004, other income includes proceeds from an executive life insurance policy of $1.2 million and $1.7 million in employee-related contract fees received as a result of the Blackstone Station sale.

Interest charges

Interest on long-term debt and transition property securitization certificates was $110.2 million in the first nine months of 2004 compared to $116.3 million in the same period of 2003, a decrease of $6.1 million, or 5%. The decrease in expense primarily reflects the retirement of Boston Edison's $181 million 7.80% Debentures on March 15, 2004 that lowered expense by $7.6 million, the absence of $2.1 million in 2004 resulting from the retirement of Boston Edison's $150 million 6.80% Debentures in March 2003, and the lower principal balance of transition property securitization certificates outstanding that resulted in reduced interest expense of $3.4 million. Securitization interest represents interest on debt of BEC Funding collateralized by the future income stream associated primarily with the stranded costs of the Pilgrim Unit divestiture. These certificates are non-recourse to Boston Edison. Partially offsetting these interest expense declines was additional interest expense of $6.7 million on Boston Edison's $300 million, 4.875% Debenture, issued on April 16, 2004 and an increase in interest expense of $1.2 million on ComElectric's Term Loan issued on May 14, 2003 ($150 million, three-year, variable rate); (2.145% at September 30, 2004).

Short-term and other interest expense was $6.3 million in the first nine months of 2004 compared to $8.7 million in the same period of 2003, a decrease of $2.4 million, or 28%. The decrease in short-term and other interest expense primarily relates to a reduction in bank service fees and other charges ($1.9 million) resulting from a reduction in the level of NSTAR's revolving line of credit. In addition, the decrease in short-term and other expenses includes a lower average level of debt outstanding of $187.4 million as compared to $251.3 million for the nine-month periods ended September 30, 2004 and 2003, respectively, combined with lower bank borrowing rates that averaged 1.22% through September 2004 as compared to 1.31% in the same period last year. This decreased short-term borrowing costs by $519,000.

Allowance for funds used during construction/capitalized interest decreased $3.0 million, or 78%, in the first nine months of 2004 primarily due to a lower average balance of construction work in progress as compared to the same period in 2003 due to the completion of construction in December 2003 of combustion turbines at AES' MATEP facility.

Liquidity and Capital Resources

NSTAR's primary uses of cash in the first nine months of 2004 include capital expenditures, dividend payments, debt reductions, minimum lease commitments, electric capacity charge obligations under contracts and natural gas contractual agreements.

Operating Activities

The net cash provided by the first nine months of 2004 operating activities of $332.3 million was partially attributable to net income of $150.5 million, which, when adjusted for depreciation and amortization and deferred income taxes, provided $375.5 million of cash as compared to $347.2 million in the same period of 2003 from net income as similarly adjusted. Deferred income taxes for the first nine months of 2004 increased $11.8 million from the same period in 2003 and reflect the cash flow impact of a change in a temporary federal income tax provision that allows for an additional 50% acceleration of tax depreciation on current year additions. The previous tax law allowance was for only 30% accelerated tax depreciation on projects commencing prior to May 5, 2003. Another component affecting cash from operating activities is working capital and energy cost recoveries, which declined approximately $46 million from the same period in 2003. Major drivers to the decreased working capital were decreased accounts payable of approximately $57 million year-to-year due to the timing of energy supply invoices and decreased recovery of energy costs of approximately $30 million year-to-year. There is no impact on earnings from the timing of the recovery of energy costs other than the accrued costs on outstanding balances. These decreases were offset by reduced pension contributions year-to-year of approximately $11 million. NSTAR has contributed approximately $40 million to its Pension Plan and approximately $12.1 million to its other postretirement benefit plans in 2004. NSTAR plans to contribute an additional $7.9 million to its other postretirement benefit plans over the remaining three months of 2004.

Investing Activities

The net cash used in investing activities in the first nine months of 2004 of $187.8 million consists primarily of capital expenditures related to infrastructure investments in our transmission and distribution systems.

Financing Activities

The net cash used in financing activities in the first nine months of 2004 of $145.0 million reflects long-term debt redemptions and sinking funds payments of $238.4 million, dividends paid of $89.8 million and a reduction in short-term borrowings since December 2003 of $118.9 million as a result of the $300 million financing by Boston Edison in April 2004.

Additionally, beginning in August 2004, NSTAR began issuing common shares for cash as part of its Dividend Reinvestment and Direct Common Shares Purchase Plan. As of September 30, 2004, NSTAR has issued approximately 84,000 common shares and has received approximately $4 million as a result of the plan.

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

Short-Term Financing Activities

NSTAR's short-term debt decreased by $118.9 million to $120.2 million at September 30, 2004 as compared to $239.1 million at December 31, 2003. The decrease resulted primarily from the proceeds of the $300 million financing being used to pay down short-term balances.

Previously, on March 16, 2004, Boston Edison redeemed the entire $181 million aggregate principal amount of its 7.80% Debentures due March 15, 2023. The redemption included payment of an approximate $6.1 million premium plus accrued interest.

Long-Term Financing Activities

NSTAR previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that NSTAR Electric had initiated a process to auction off certain purchase power agreements under which NSTAR Electric has entitlements to approximately 1,100 MW of capacity under long-term contracts with non-utility generators. The auction was intended to further NSTAR Electric's efforts to mitigate stranded costs, which continue to be recovered from customers. As of September 30, 2004, NSTAR Electric has executed agreements to buy-out or restructure certain of its purchase power agreements. These agreements constitute approximately 685 MW of capacity of the 1,100 MW originally auctioned and limit NSTAR Electric's future exposure to the above market costs from the original agreement. As of September 30, 2004, two of these agreements have received MDTE approval and have become effective. These two agreements require NSTAR Electric to make monthly payments through December 2008 totaling approximately $85 million. NSTAR Electric anticipates making these cash payments from funds generated from operations and will be fully recovered through NSTAR Electric's transition charge. The total amount currently recognized for accounting purposes for these obligations is approximately $73 million (in present day dollars) and is a component of Deferred credits - power contracts on the accompanying Condensed Consolidated Balance Sheets. NSTAR Electric has recorded a corresponding regulatory asset to reflect the full future recovery of these payments through its transition charge.

Most of the remaining contracts are buy-out arrangements whereby NSTAR Electric has committed to pay amounts for the full release of its obligation under previous purchase power agreements. On August 31, 2004, NSTAR Electric filed with the MDTE a proposed financing plan that seeks approval for full recovery of these costs and the issuance of securitization bonds to provide the funds for the buy-out agreements. A decision on the financing plan is anticipated by January 2005. Additionally, NSTAR plans to file an S-3 registration statement with the SEC in the fourth quarter of 2004 related to the issuance of securitization bonds. NSTAR cannot determine the timing and ultimate outcome of these approvals.

Management continuously reviews its capital expenditure and financing programs. These programs and, therefore, the forecasts included in NSTAR's 2003 Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

Sources of Additional Capital and Financial Covenant Requirements

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at September 30, 2004 and December 31, 2003. NSTAR's long-term debt other than the Mortgage Bonds of NSTAR Gas is unsecured.

The Transition Property Securitization Certificates issued by Boston Edison's subsidiary, BEC Funding, LLC, are collaterized with a securitized regulatory asset that was sold to BEC Funding with a balance of $374.2 million and $425.4 million as of September 30, 2004 and December 31, 2003, respectively. Boston Edison, as servicing agent for BEC Funding, collected $73.2 million in the first nine months of 2004. These collected funds are remitted daily to the trustee of BEC Funding. These Certificates are non-recourse to Boston Edison.

NSTAR has a credit facility that consists of a three-year, $175 million revolving credit agreement that expires on November 14, 2005. At this time, however, NSTAR is in the process of restructuring this arrangement into a five-year, $175 million revolving credit agreement set to expire in November 2009. At September 30, 2004 and December 31, 2003, there were no amounts outstanding under the current revolving credit agreement. This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at September 30, 2004 and December 31, 2003, had $1.0 million and $1.5 million outstanding, respectively. Under the terms of the current credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from Common equity, and to maintain a ratio of consolidated earnings before interest and taxes to consolidated total interest expense of not less than 2 to 1 for each period of four consecutive fiscal quarters. Commitment fees must be paid on the total agreement amount. At September 30, 2004 and December 31, 2003, NSTAR was in full compliance with all of the aforementioned covenants.

In December 2003, Boston Edison filed a shelf registration with the SEC to allow Boston Edison to issue up to $500 million in debt securities. The registration became effective on January 9, 2004. On April 1, 2004, the MDTE approved the issuance by Boston Edison of up to $500 million of debt securities from time to time on or before December 31, 2005. On April 16, 2004, Boston Edison sold $300 million of ten-year fixed rate (4.875%) Debentures under this shelf registration. The net proceeds were primarily used to repay outstanding short-term debt balances.

As of September 28, 2004, Boston Edison has approval from the FERC to issue short-term debt securities from time to time on or before December 31, 2006, with maturity dates no later than December 31, 2007, in amounts such that the aggregate principal does not exceed $450 million at any one time. Boston Edison has a $350 million revolving credit agreement that expires on November 10, 2004. At this time, however, Boston Edison is in the process of restructuring this arrangement into a five-year $350 million agreement set to expire in November 2009. At September 30, 2004 and December 31, 2003, there were no amounts outstanding under the current revolving credit agreement. This agreement serves as backup to Boston Edison's $350 million commercial paper program that had a $45.0 million and $182.5 million balance at September 30, 2004 and December 31, 2003, respectively. Under the terms of the current agreement, Boston Edison is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 60% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from Common equity. At September 30, 2004 and December 31, 2003, Boston Edison was in full compliance with all of its covenants in connection with its short-term credit facilities.

In addition, as of September 30, 2004, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $165 million available under several lines of credit and had $74.2 million and $55.1 million outstanding under these lines of credit at September 30, 2004 and December 31, 2003, respectively. As of September 28, 2004, ComElectric and Cambridge Electric have FERC authorization to issue short-term debt securities from time-to-time on or before November 30, 2006 and June 27, 2006, with maturity dates no later than November 30, 2007 and June 27, 2007, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

On June 30, 2004, NSTAR filed an S-3 Registration Statement with the SEC for the purpose of registering two million common shares in connection with the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan. The Registration Statement became effective on July 29, 2004. Since the effective date, NSTAR has issued approximately 84,000 shares under this registration and received approximately $4 million.

Additionally, NSTAR issued approximately 86,000 shares as part of its Share Incentive Plan.  No cash was received from this issuance.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as indicated above, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR's or its subsidiaries' financial condition and credit ratings.

An adverse change in NSTAR's or its subsidiaries' credit ratings or market conditions could have an adverse impact on the terms and conditions upon which NSTAR or its subsidiaries have access to capital markets. NSTAR has no financial guarantees, commitments, debt or lease agreements that would require a change in terms and conditions, such as acceleration of payment obligations, as a result of a change in its credit rating. However, NSTAR's subsidiaries could be required to provide additional security for power supply contract performance, such as a letter of credit for their pro-rata share of the remaining value of such contracts. Refer to "Performance Assurances from Electricity and Gas Supply Agreements" and "Financial and Performance Guarantees" as disclosed in NSTAR's Annual Report on Form 10-K for the year ended December 31, 2003.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Based on NSTAR's key cash resources available as discussed above, management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NSTAR's exposure to financial market risk results primarily from fluctuations in interest rates. There have been no material changes to NSTAR's market risks as disclosed in NSTAR's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

NSTAR's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

NSTAR carried out an evaluation, under the supervision and with the participation of NSTAR's management, including NSTAR's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NSTAR's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NSTAR's disclosure controls and procedures were effective (1) to timely alert them to material information relating to NSTAR's information required to be disclosed by NSTAR in the reports that it files or submits under the Securities Exchange Act of 1934 and (2) to ensure that appropriate information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the most recent fiscal quarter, there have been no changes in NSTAR's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 2(c). Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 1997 Share Incentive Plan and the NSTAR Savings Plan in connection with common share grants and the exercise of stock options may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent. During the three-month period ended September 30, 2004, the shares listed below were acquired in the open market primarily in connection with the NSTAR Savings Plan.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

July	54,033	$46.76
August	-	-
September	9,000	$49.21

Item 6. Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

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

NSTAR
(Registrant)

Date: October 29, 2004	By	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer