Form 10-Q
period 2005-03-31
NSTAR/MA
filed 2005-05-04
CIK 1035675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
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

617) 424-2000
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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

The number of shares outstanding of the registrant's class of common stock was 53,346,415 Common Shares, par value $1, as of May 3, 2005.

NSTAR
Form 10-Q - Quarterly Period Ended March 31, 2005

Part I. Financial Information:		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Retained Earnings	3

	Condensed Consolidated Balance Sheets	4 - 5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

Part II. Other Information:

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

Signature		28

Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR has filed with the SEC on the SEC’s website at www.sec.gov.  In addition, NSTAR’s Board of Trustees has various committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee, and a Board Governance and Nominating Committee.  The Board also has a standing Executive Committee.  The Board has adopted the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  NSTAR’s SEC filings and Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR’s executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR’s website at www.nstaronline.com.  Copies of NSTAR’s SEC filings may also be obtained by writing or calling NSTAR’s Investor Relations Department at the address or phone number on the cover of this Form 10-Q.

Part I.  Financial Information
Item 1.  Financial Statements

NSTAR
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except earnings and dividends declared per share data)

	Three Months Ended
	March 31,
	2005	2004

Operating revenues	$880,045	$809,908

Operating expenses:
Purchased power and cost of gas sold	521,999	471,070
Operations and maintenance	120,083	106,495
Depreciation and amortization	74,743	65,539
Demand side management and renewable energy programs	17,669	17,470
Property and other taxes	29,620	28,757
Income taxes	29,799	33,070
Total operating expenses	793,913	722,401

Operating income	86,132	87,507

Other income (deductions):
Other income, net	909	1,067
Other deductions, net	(193)	(248)
Total other income, net	716	819

Interest charges:
Long-term debt	30,702	28,937
Transition property securitization	8,689	7,583
Short-term debt and other	1,242	1,928
Allowance for borrowed funds used during
construction (AFUDC)	(544)	(328)
Total interest charges	40,089	38,120

Preferred stock dividends of subsidiary	490	490
Net income	$46,269 =====	$49,716 =====

Weighted average common shares outstanding:
Basic	53,318 =====	53,033 =====
Diluted	53,930 =====	53,483 =====

Earnings per common share:
Basic	$0.87 ====	$0.94 ====
Diluted	$0.86 ====	$0.93 ====

Dividends declared per common share	$0.58 ====	$0.555 ====

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004

Balance at the beginning of the period	$518,252	$449,114
Net income	46,269	49,716
Dividends declared:
Common shares	(30,940)	(29,433)
Balance at the end of the period	$533,581 ======	$469,397 ======

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2005	2004
Assets

Utility plant in service, at original cost	$4,440,907	$4,412,073
Less: accumulated depreciation	1,098,792	1,090,924
	3,342,115	3,321,149
Construction work in progress	115,127	103,866
Net utility plant	3,457,242	3,425,015

Non-utility property, net	152,329	154,963

Goodwill	423,807	426,870

Equity and other investments	74,607	72,983

Current assets:
Cash and cash equivalents	14,328	12,497
Restricted cash	14,928	10,254
Accounts receivable, net and accrued unbilled revenues	400,425	355,946
Regulatory assets	405,144	280,078
Inventory, at average cost	47,504	86,397
Income taxes	209,008	21,063
Other	10,810	11,434
Total current assets	1,102,147	777,669

Deferred debits:
Regulatory assets - power contracts	768,542	1,269,651
Regulatory assets - retiree benefit costs	13,246	11,897
Regulatory assets - other	1,012,218	595,140
Prepaid pension	293,126	297,746
Other	85,960	85,295
Total deferred debits	2,173,092	2,259,729

Total assets	$7,383,224 ========	$7,117,229 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2005	2004
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share,
100,000,000 shares authorized; 53,342,494 shares in 2005 and
53,275,141 shares in 2004 issued and outstanding	$53,342	$53,275
Premium on common shares	875,870	872,729
Retained earnings	533,581	518,252
Accumulated other comprehensive loss	(3,374)	(3,374)
Total common equity	1,459,419	1,440,882

Cumulative non-mandatory redeemable preferred
stock of subsidiary	43,000	43,000

Long-term debt	1,640,952	1,792,654
Transition property securitization	864,188	308,748
Total long-term debt	2,505,140	2,101,402
Total capitalization	4,007,559	3,585,284

Current liabilities:
Long-term debt	107,849	108,197
Transition property securitization	143,516	41,048
Notes payable	184,300	161,400
Deferred income taxes	7,287	8,072
Accounts payable	204,090	239,613
Power contracts	172,895	171,312
Accrued expenses	260,491	231,490
Total current liabilities	1,080,428	961,132

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,056,197	840,461
Power contracts	768,542	1,269,651
Pension liability	31,409	31,296
Regulatory liability - cost of removal	261,940	258,722
Other	177,149	170,683
Total deferred credits	2,295,237	2,570,813

Commitments and contingencies

Total capitalization and liabilities	$7,383,224 ========	$7,117,229 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net income	$46,269	$49,716
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	75,047	65,724
Deferred income taxes	214,807	37,282
AFUDC	(544)	(328)
Effects of purchase power contract buy-outs	(554,270)	-
Net changes in:
Accounts receivable and accrued unbilled revenues	(44,479)	(26,198)
Accounts payable	(19,685)	(24,496)
Other current assets	(273,532)	19,837
Other current liabilities	30,545	39,932
Net change from other operating activities	123,641	(78,118)
Net cash (used in) provided by operating activities	(402,201)	83,351

Investing activities:
Plant expenditures (excluding AFUDC)	(68,169)	(49,686)
Increase in restricted cash	(4,674)	(1,649)
Investments	(1,624)	(2,820)
Net cash used in investing activities	(74,467)	(54,155)

Financing activities:
Long-term debt redemptions	(152,354)	(183,287)
Transition property securitization redemptions	(16,592)	(17,901)
Issuance of transition property securitization	674,500	-
Debt issue costs	(6,513)	-
Net change in notes payable	22,900	204,300
Change in disbursement accounts	(15,838)	(3,124)
Common stock issuance	3,786	-
Dividends paid	(31,390)	(29,923)
Net cash provided by (used in) financing activities	478,499	(29,935)

Net increase (decrease) in cash and cash equivalents	1,831	(739)
Cash and cash equivalents at the beginning of the year	12,497	16,526
Cash and cash equivalents at the end of the period	$14,328 =======	$15,787 =======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest, net of amounts capitalized	$36,580	$43,496

Income taxes, net of refunds	$3,050	$8,496

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR’s 2004 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business. The Company serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR’s retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (collectively operating as “NSTAR Electric”) and NSTAR Gas Company (NSTAR Gas).  Reference in this report to “NSTAR” shall mean the registrant NSTAR or NSTAR and its subsidiaries as the context requires.  NSTAR also has ownership interests in and conducts non-utility, unregulated operations.

2.  Basis of Consolidation and Accounting

The financial information presented as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 have been prepared from NSTAR’s books and records without audit by an independent registered public accounting firm.  However, NSTAR’s independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Financial information as of December 31, 2004 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  In the opinion of NSTAR’s management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

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

The results of operations for the three-month periods ended March 31, 2005 and 2004 are not indicative of the results that may be expected for an entire year.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.  Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Stock Option Accounting

NSTAR applies the recognition and measurement principles of Accounting Principles Board Opinion    No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its 1997 Share Incentive Plan.  Currently, no stock-based employee compensation expense for option grants is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common shares on the date of grant.  The following table illustrates the effect on net income and earnings per share if NSTAR had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.  See Note A.5, "New Accounting Standards," for more information on a revision to SFAS 123.

	Three Months Ended
	March 31,
(in thousands, except earnings per common share amounts)	2005	2004

Net income	$46,269	$49,716
Add: Share grant incentive compensation
expense included in reported net income,
net of related tax effects	688	558
Deduct: Total share grant and stock
option compensation expense determined
under fair value method for all awards, net
of related tax effects	(879)	(737)

Pro forma net income	$46,078 =====	$49,537 =====

Earnings per common share:
Basic - as reported	$0.87	$0.94
Basic - pro forma	$0.86	$0.93
Diluted - as reported	$0.86	$0.93
Diluted - pro forma	$0.85	$0.93

4.  Pension and Other Postretirement Benefits

The net periodic pension and other postretirement benefit costs for the first quarter were estimated based on the latest available participant census data.  A full actuarial valuation will be completed during the second quarter.  At that time, the cost amounts will be adjusted based on the actual actuarial study results.

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  During the first three months of 2005, NSTAR contributed approximately $3 million to the Plan.  The Company anticipates contributing approximately $32 million to the Plan over the remaining nine months of 2005.

SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” requires disclosure of the net periodic pension and postretirement benefits cost.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2005	2004
Service cost	$5.5	$5.0
Interest cost	14.8	14.6
Expected return on Plan assets	(18.4)	(17.3)
Amortization of transition obligation	-	0.1
Recognized actuarial loss	6.7	6.0
Net periodic pension benefit cost	$8.6 =====	$8.4 =====

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute for postretirement benefits.  During the first three months of 2005, NSTAR contributed approximately $2.8 million toward these benefits.  The Company anticipates contributing an additional $17 million for these benefits over the remaining nine months of 2005.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2005	2004
Service cost	$1.9	$1.5
Interest cost	8.4	8.3
Expected return on Plan assets	(6.6)	(5.9)
Amortization of prior service cost	0.3	0.3
Amortization of transition obligation	0.5	0.5
Recognized actuarial loss	2.8	2.4
Net periodic postretirement benefit cost	$7.3 =====	$7.1 =====

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law.  The Act provides for drug benefits for retirees over the age of 65 under a new Medicare Part D program.  For employers like NSTAR, who currently provide retiree medical programs for eligible former employees over the age of 65, there are subsidies available that are inherent in the Act.  The Act entitles these employers to a direct tax-exempt federal subsidy.

In May 2004, the FASB provided guidance on the accounting for the effects of the Act. The guidance requires that, when an employer initially accounts for the effects of the Act, the impact on the accumulated postretirement benefits obligation (APBO) should be accounted for as an actuarial gain (assuming, no plan amendments are made).  In accordance with this provision, NSTAR's APBO was reduced by approximately $51 million in 2004.  In addition, since the subsidy affects the employer's share of its plan's costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy reduces service cost when it is recognized as a component of net periodic postretirement benefits cost. NSTAR's adoption of the accounting guidance resulted in a reduction to the net periodic postretirement benefit cost of approximately $7 million in 2004 and is reflected as a component of net periodic postretirement benefits costs above.  As required, the Company restated its net periodic postretirement benefits cost for the first two quarters of 2004.  However, due to the Company's pension and other postretirement benefits rate reconciliation adjustment mechanism that went into effect on September 1, 2003, this reduction in cost does not have a material impact on earnings.

5.  New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for NSTAR beginning January 1, 2006.   NSTAR is currently assessing the valuation options allowed in this Standard but, preliminarily, expects this Standard to impact annual earnings by approximately $1.5 million pre-tax.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47).  FIN 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated.  Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the recognition of the liability.  FIN 47 is effective for NSTAR no later than the end of fiscal year 2005.  NSTAR is currently assessing the impact that the interpretation may have on its consolidated financial position and results of operation.

Note B.  Cost of Removal

For NSTAR’s regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of March 31, 2005 and December 31, 2004, the estimated amount of the cost of removal included in regulatory liabilities was approximately $262 million and $259 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments - Power Contracts

NSTAR accounts for its power contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and DIG interpretations.  At March 31, 2005, NSTAR does not have any contracts which must be classified as derivative instruments.  On March 1, 2005, NSTAR closed on a securitization financing for $674.5 million to finance the buy-out of four contracts that were classified as derivative instruments at December 31, 2004.  The fair value of these four contracts at December 31, 2004 was approximately $472 million and was therefore removed as a derivative instrument from Deferred credits - Power contracts, along with the offsetting regulatory asset, on the accompanying Condensed Consolidated Balance Sheets.  The securitization debt obligation was recorded along with an offsetting regulatory asset to reflect the future recovery of the debt obligation through its electric distribution companies' transition charge.

Note D.  Variable Interest Entities

In 2004, NSTAR created two wholly owned special purpose subsidiaries: BEC Funding II, LLC and CEC Funding, LLC, to undertake the sale of a combined $674.5 million in notes to a special purpose trust.  This trust was created by two Massachusetts state agencies. See Note H, Securitization, for more information.  As part of NSTAR's assessment of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 (FIN 46R), NSTAR separately reviewed the substance of these entities to determine if it is proper to consolidate these entities. Based on its review, NSTAR has concluded that BEC Funding II, LLC and CEC Funding, LLC are variable interest entities and should be consolidated by NSTAR.

Note E.  Service Quality Indicators

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

NSTAR monitors its service quality continuously to determine its contingent liability, and if it is probable that a liability has been incurred and is estimable, a liability would be accrued.  Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

On March 1, 2005, NSTAR Electric and NSTAR Gas filed their 2004 Service Quality Reports with the MDTE that demonstrated the Companies achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2004.  The MDTE will review this filing and will likely issue an order later in 2005.

As of March 31, 2005, NSTAR Electric’s and NSTAR Gas’ 2005 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2005.  However, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

Recently, the MDTE initiated an investigation into potentially modifying the service quality indicators for all Massachusetts utilities.  Until any modification occurs, the current service quality indicators will remain in place.  NSTAR currently cannot predict the outcome of this investigation or its impact.

Note F.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $50.1 million and $50.3 million and corresponding net increases in accumulated deferred income taxes were recorded as of March 31, 2005 and December 31, 2004, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2005 and the actual effective income tax rate for the year ended December 31, 2004:

	2005	2004
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.7	3.9
Investment tax credits	(0.5)	(0.6)
Other	0.3	0.4
Effective tax rate	39.5 ===== %	38.7 ===== %

Note G.  Capital Stock

At NSTAR's Annual Meeting on April 28, 2005, NSTAR shareholders approved the authorization of an additional 100 million common shares and the Board of Trustees approved a stock split, in the form of a common share dividend, of NSTAR's common shares on a two-for-one basis.  The record date of the common share dividend will be May 16, 2005 with a payable date of June 3, 2005.

The following shows the pro forma effect on historical earnings per share:

	Three Months Ended
	March 31,
	2005	2004
Pre-split basic EPS, as reported	$0.87	$0.94
Pre-split diluted EPS, as reported	$0.86	$0.93

Pro forma post-split basic EPS	$0.43	$0.47
Pro forma post-split diluted EPS	$0.43	$0.46

Note H.  Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net income, which includes a deduction for preferred dividends of a subsidiary, by the weighted average common shares outstanding during the year.  Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares are increased to include the impact of potential deferred (nonvested) shares and stock options granted, adjusted for forfeitures.

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2005	2004
Net income	$46,269	$49,716
Basic EPS	$0.87	$0.94
Diluted EPS	$0.86	$0.93

Weighted average common shares
outstanding for basic EPS	53,318	53,033
Effect of diluted shares:
Weighted average dilutive potential common shares	612	450
Weighted average common shares outstanding for diluted EPS	53,930 =====	53,483 ======

Note I.  Securitization

On March 1, 2005, two wholly owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding LLC, issued $265.5 million and $409 million, respectively, in notes to a Massachusetts trust.  The trust, a special purpose trust created by two Massachusetts state agencies, then concurrently issued a total of $674.5 million of rate reduction certificates to the public.  These certificates represent fractional, undivided beneficial interests in the notes issued by BEC Funding II, LLC and CEC Funding, LLC and are secured by a portion of the transition charge assessed on Boston Edison's and ComElectric's retail customers as permitted under the 1997 Massachusetts Electric Industry Restructuring Act and authorized by the MDTE.   These certificates are non-recourse to Boston Edison and ComElectric, respectively.  The assets and revenues of BEC Funding II, LLC and CEC Funding, LLC, including without limitation, the transition property, are owned solely by BEC Funding II, LLC and CEC Funding, LLC, and are not available to creditors of Boston Edison, ComElectric or NSTAR.  The certificates, and the related BEC Funding II, LLC and CEC Funding, LLC notes were issued at a weighted average yield of 4.15% in four classes with varying maturities between 2008 and 2015.  Scheduled semi-annual principal payments begin in September 2005.  The net proceeds from this transaction were used to make liquidation payments required in connection with the termination of certain purchase power agreements, and, in the case of ComElectric, to repay $150 million of outstanding long-term debt.

Note J.  Segment and Related Information

For the purpose of providing segment information, NSTAR’s principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications and a liquefied natural gas service.  Amounts shown on the following table for the three month periods ended March 31, 2005 and 2004 include the allocation of costs incurred by NSTAR, which primarily consists of interest charges and are allocated to the subsidiary companies based on NSTAR's investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended March 31,
2005
Operating revenues	$631,897	$213,685	$34,463	$880,045
Segment net income	$26,282	$19,433	$554	$46,269
2004
Operating revenues	$561,222	$211,701	$36,985	$809,908
Segment net income	$27,162	$20,245	$2,309	$49,716

Total assets
March 31, 2005	$6,542,256	$646,523	$194,445	$7,383,224
December 31, 2004	$6,259,216	$656,554	$201,459	$7,117,229

Note K.  Commitments and Contingencies

1.  Environmental Matters

As of March 31, 2005, NSTAR’s subsidiaries are involved in three state-regulated properties (“Massachusetts Contingency Plan, or “MCP” sites”) where oil or other hazardous materials were previously spilled or released.  The NSTAR subsidiaries are required to clean up or otherwise remediate these properties in accordance with specific state regulations.  There are sometimes uncertainties associated with total remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites.  Estimates of approximately $0.5 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both March 31, 2005 and December 31, 2004.

In addition to the MCP sites, NSTAR subsidiaries also face possible liability as a result of involvement in 14 multi-party disposal sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for these sites.  Estimates of approximately $3.4 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both March 31, 2005 and December 31, 2004.

The MCP and multi-party disposal site amounts have not been reduced by any potential rate recovery treatment of these costs or any potential recovery from NSTAR’s insurance carriers.  Prospectively, should NSTAR be allowed to collect these specific costs from customers, it would record an offsetting regulatory asset and record a credit to operating expenses equal to previously expensed costs.

NSTAR Gas is participating in the assessment or remediation of five former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action.  The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of both March 31, 2005 and December 31, 2004, NSTAR has recorded a liability of approximately $3.8 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party.  A corresponding regulatory asset has been recorded that reflects the future rate recovery for these costs.

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

2.  Capital Spending Commitments

In the second quarter of 2005, NSTAR began construction on a 345kV transmission line that would connect Stoughton, Massachusetts, a southern suburb of Boston, to South Boston.  This transmission line is expected to ensure continued reliability of electric service and improve power import capability in the Northeast Massachusetts area.  This project is expected to be placed in service during the summer of 2006.  The cost of the project will be shared by all of New England based on ISO-NE's approval and will be recovered by NSTAR through wholesale and retail transmission rates.  As of March 31, 2005, NSTAR has contractual commitments of approximately $36 million related to this project.

3.  Regulatory and Legal Matters

a.  Regulatory matters

In December 2004, NSTAR Electric filed proposed transition rate adjustments for 2005, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2004.  The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2005.  The filings were updated in February 2005 to reflect final 2004 costs and revenues.  The filings are subject to annual review and reconciliation.

On February 1, 2005, the Independent System Operator – New England began operating as a Regional Transmission Organization (RTO).  As a result, NSTAR has given notice to the RTO and other interested parties of its intent to file for proposed changes to its Open Access Transmission Tariff (OATT).  Cambridge Electric and ComElectric filed proposed changes to their OATT Tariff on March 30, 2005.  This change is expected to provide for consistent application of the OATT among all NSTAR Electric companies.  If successful, the new tariffs will become effective in mid 2005.  The 2004 OATT and the related revenues have been based on the existing tariff.

On December 1, 2003, NSTAR Electric and NSTAR Gas filed their annual reconciliation report on their pension and PBOP rate adjustment mechanism.  Hearings were held during 2004.  NSTAR anticipates an order during the first half of 2005.  NSTAR cannot predict the overall timing and result of this order on its financial position or results of operations.  In December 2004, the companies filed preliminary annual reconciliations consistent with the rate adjustment mechanism.

b.  Locational Installed Capacity (LICAP)

On March 23, 2005, the FERC unanimously approved an ISO-New England plan to implement LICAP, a new market rule designed to compensate wholesale generators for their capacity with an implementation date of January 1, 2006.  The new LICAP rules require electric load serving entities (LSE), like NSTAR Electric, to procure capacity within the zones where load is served.  The current market structure allows capacity, located anywhere in New England, to count towards a LSE's obligation, regardless of load zone.  NSTAR Electric's service territory covers two of the five capacity zones in New England: Northeastern Massachusetts (NEMA) and Rest of Pool (ROP).  NEMA is import-constrained and could potentially see higher capacity prices than the ROP.  The majority of NSTAR's customers are in the NEMA load zone.  At this point, it appears likely that NSTAR's new 345kV transmission project will reduce transmission constraints causing capacity prices between NEMA and ROP to converge, which could ultimately render this locational aspect of LICAP a non-factor for NSTAR customers.  However, since the new market rules require that a certain amount of capacity be procured in the NEMA zone, these requirements could impact pricing for capacity in the NEMA zone.  Additionally, much of the capacity in the NEMA zone has issued notice of its intent to file with the FERC for cost of service type agreements called Reliability Must Run agreements for the recovery of their costs prior to the implementation of LICAP.  The new LICAP rules are likely to increase overall capacity pricing levels in New England.  Since the New England market as a whole is currently in a surplus position, currently capacity trades at a relatively low price.  One of the goals of LICAP is to provide a higher level of compensation to generators than what is currently being earned in this surplus market.  NSTAR is opposed to LICAP as this will likely increase the price of power to NSTAR's customers.   As a result, NSTAR has appealed the FERC's LICAP decision in federal court.  Additionally, while LICAP has been approved by FERC, the specific parameters of the capacity pricing mechanism are still part of a contested hearing at FERC.  A final decision on these matters is expected in the fall of 2005.  NSTAR cannot predict the actual impact these changes will have on NSTAR Electric and its customers, but expects all costs incurred to be fully reconcible.

c.  Legal Matters

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of NSTAR during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in NSTAR’s 2004 Annual Report on Form 10-K.

Executive Overview

NSTAR (or the Company) is a holding company engaged in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's core business is a traditional “pipes and wires” company with a continuing focus on shareholder value and consistent energy delivery to our customers.  NSTAR’s strategy is to invest in transmission and distribution assets that will align with its core competencies.

Electric utility operations.  NSTAR derives 72% of its operating revenues from the transmission and distribution of electric energy through NSTAR Electric.  NSTAR Electric is comprised of Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), and Cambridge Electric Light Company (Cambridge Electric).

Gas operations.  NSTAR derives 24% of its operating revenues from the distribution of natural gas through NSTAR Gas Company (NSTAR Gas), NSTAR’s retail gas subsidiary.

Unregulated operations.  NSTAR derives 4% of its operating revenues from several operating subsidiaries in the telecommunications, district energy delivery and liquefied natural gas service operations.

Earnings.  NSTAR’s earnings are impacted by fluctuations in unit sales of electric kWh and gas MMbtu, which directly determine the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Results for the quarter ended March 31, 2005 amounted to $46.3 million, or $0.86 diluted earnings per share as compared to $49.7 million, or $0.93 diluted earnings per share for the same period in 2004.

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

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

-	impact of continued cost control procedures on operating results
-	weather conditions that directly influence the demand for electricity and natural gas and major storms
-	changes in tax laws, regulations and rates
-	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital
-	prices and availability of operating supplies
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

-	changes in financial accounting and reporting standards
-	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
-	changes in specific hazardous waste site conditions and the specific cleanup technology
-	impact of union contract negotiations
-	impact of uninsured losses
-	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
-	future economic conditions in the regional and national markets
-	ability to maintain current credit ratings, and
-	the impact of terrorist acts

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

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of NSTAR’s 2004 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers for those who choose not to buy energy from a competitive energy supplier.  This service has been provided through either standard offer or default service.  Standard offer service ended on February 28, 2005 and default service was renamed basic service.  Therefore, effective March 1, 2005, all customers who have not chosen to receive service from a competitive supplier are being provided basic service.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of March 31, 2005 and December 31, 2004, customers of NSTAR Electric had approximately 34% and 24%, respectively, of their load requirements provided by competitive suppliers.

On December 21, 2004, the FERC issued an order approving Boston Edison's October 2004 request to modify its Open Access Transmission Tariff (OATT).  Effective January 1, 2005, Boston Edison is allowed to include 50 percent of construction work in progress in its rate base for transmission projects by including this amount in its local network service transmission rate formula.  The order requires Boston Edison to file annual reports of its long-term transmission plan.

b.  Natural Gas Rates

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

In addition to delivery service rates, NSTAR Gas’ tariffs include a seasonal Cost of Gas Adjustment Clause (CGAC) and a Local Distribution Adjustment Clause (LDAC).  The CGAC provides for the recovery of all gas supply costs from firm sales customers.  The LDAC provides for the recovery of certain costs applicable to both sales and transportation customers.  The CGAC is filed semi-annually for approval by the MDTE.  The LDAC is filed annually for approval.  In addition, NSTAR Gas is required to file interim changes to its CGAC factor when the actual costs of gas supply vary from projections by more than 5%.

The 2004-2005 winter season CGAC factor was revised downward from earlier in 2004 to reflect decreases in the cost of gas caused by varying market conditions.  To date, the CGAC factor received MDTE approval of $0.9968 per therm effective November 1, 2004.  On February 1, 2005, an approved rate of $0.8500 was established until May 1, 2005 when a rate of $0.7501 will be set.

On February 28, 2005, the MDTE approved a petition by NSTAR Gas to change its gas procurement practices.  NSTAR Gas proposes to purchase financial contracts in order to lock in prices for approximately one-third of its projected normal winter gas requirements.  NSTAR Gas would not be taking physical delivery of the gas when the financial contracts are executed.  Management has yet to commence this practice but is currently negotiating financial contracts with major financial institutions.  All costs incurred will continue to be included in the CGAC.

c.  Service Quality Indicators

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

NSTAR monitors its service quality continuously to determine its contingent liability, and if it is probable that a liability has been incurred and is estimable, a liability would be accrued.  Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE.  Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

On March 1, 2005, NSTAR Electric and NSTAR Gas filed their 2004 Service Quality Reports with the MDTE that demonstrated the Companies achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessible for 2004.  The MDTE will review this filing and will likely issue an order later in 2005.

As of March 31, 2005, NSTAR Electric’s and NSTAR Gas’ 2005 performance has exceeded the applicable established benchmarks such that no liability has been accrued for 2005.  However, these results may not be indicative of the results that may be expected for the remainder of the year, including the peak demand period anticipated during the summer period.

Recently, the MDTE initiated an investigation into potentially modifying the service quality indicators for all Massachusetts utilities.  Until any modification occurs, the current service quality indicators will remain in place.  NSTAR currently cannot predict the outcome of this investigation or its impact.

Union Contract

NSTAR’s contract with Local 369 of the Utility Workers Union of America, AFL-CIO, which represents approximately 1,900 employees, expires on May 15, 2005.  Management and union officials are currently negotiating a new contract.  Management cannot predict the outcome of this negotiation.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended March 31, 2005 and 2004 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Overview

Earnings per common share were as follows:

	Three Months ended March 31,
	2005	2004	% Change
Basic	$0.87	$0.94	(7.4)
Diluted	$0.86	$0.93	(7.5)

Net income was $46.3 million for the quarter ended March 31, 2005 compared to $49.7 million for the same period in 2004.  Factors that contributed to the $3.4 million, or 6.8%, decrease in 2005 earnings include:

-

Higher operations and maintenance expense due to costs associated with winter storms (approximately $5.4 million), costs associated with facilities consolidation (approximately $3.5 million) and higher bad debt expense.

-	Lower firm gas revenues due to lower firm gas sales caused by warmer weather (heating degree-days declined 4.7%).
-	Increased property tax expense and interest costs due to higher rates.

These decreases were partially offset by:

-	Recognition of MDTE-approved incentive entitlements for NSTAR successfully lowering transition charges (approximately $14.4 million).

In the first quarter of 2005, NSTAR closed on a securitization financing transaction in which NSTAR received approximately $674.5 million in proceeds.  The net proceeds were used primarily to make liquidation payments required in connection with the termination of obligations under certain purchase power contracts (approximately $554 million) and to repay $150 million of outstanding debt at ComElectric.

Significant cash flow events during the quarter include the following: NSTAR invested approximately $68.2 million in capital projects to improve reliability, paid approximately $31.4 million in preferred and common share dividends and retired approximately $169 million in long-term debt.

Energy sales and weather

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWH	Three Months ended March 31,
	2005	2004	% Change

Residential	1,723,763	1,765,626	(2.4)
Commercial	3,215,482	3,135,616	2.5
Industrial	395,505	393,185	0.6
Other	45,256	47,064	(3.8)
Total retail sales	5,380,006 =======	5,341,491 =======	0.7 ===

Firm Gas Sales - BBTU	Three Months ended March 31,
	2005	2004	% Change

Residential	10,791	11,690	(7.7)
Commercial and other	8,286	8,565	(3.3)
Industrial	1,895	1,828	3.7
Total firm sales	20,972 =======	22,083 =======	(5.0) ===

The 0.7% increase in retail MWH sales in the first quarter of 2005 reflects, by customer sectors, an improvement of 2.5% in commercial sales offset somewhat by the sales decline of 2.4% in the residential sector due to the warmer temperatures in January and February.  The 5.0% decrease in firm gas sales in the first quarter of 2005 primarily reflects warmer overall temperatures than in 2004.

In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Despite the overall warmer winter weather in the first quarter of 2005, the increase in electric sales is attributable in part to the commercial sector where building and expansions created the additional energy use.  Electric residential and commercial customers represented approximately 32% and 60%, respectively, of NSTAR’s total retail sales mix for the first quarter of 2005 and provided 48% and 47% of distribution and transmission revenues, respectively.  Refer to the “Electric revenues” section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions and sales to these customers reflect an improving economic environment and increased manufacturing production.

			Normal
			30-Year
	2005	2004	Average

Heating degree-days	2,992	3,141	2,975
Percentage (warmer) colder than prior year	(4.7)%	(0.2)%
Percentage (warmer) colder from 30-year average	0.6%	5.6%

Weather conditions impact electric and, to a greater extent during the winter, gas sales in NSTAR’s service area.  The comparative information above relates to heating degree-days for the first quarter of 2005 and 2004 and the number of degree-days in a “normal” first quarter as represented by a 30-year average.  A “degree-day” is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first quarter of 2005 increased 8.7% from the same period in 2004 as follows:

(in millions)	Three Months Ended March 31,		Increase/(Decrease)
	2005	2004	Amount	Percent
Electric revenues
Retail distribution and transmission	$188.9	$192.2	$(3.3)	(1.7)
Energy, transition and other	440.1	364.2	75.9	20.8
Total retail	629.0	556.4	72.6	13.0
Wholesale	2.9	4.8	(1.9)	(39.6)
Total electric revenues	631.9	561.2	70.7	12.6
Gas revenues
Firm and transportation	63.8	66.0	(2.2)	(3.3)
Energy supply and other	149.9	145.7	4.2	2.9
Total gas revenues	213.7	211.7	2.0	0.9

Unregulated operations revenues	34.5	37.0	(2.5)	(6.8)

Total operating revenues	$880.1 ====	$809.9 ====	$70.2 ===	8.7 ===

  Electric revenues

The increase in retail revenues reflects the 0.7% increase in retail MWH sales substantially all in the commercial sector as well as higher rates.  Retail electric revenues also include approximately $14.4 million of MDTE-approved incentive revenue entitlements for successfully lowering transition charges resulting from the securitization financing that closed on March 1, 2005.

NSTAR’s largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather conditions and the economy.  Weather conditions affect sales to NSTAR’s residential and small commercial customers.  Economic conditions affect NSTAR’s large commercial and industrial customers.

Energy revenues are received from customers for the procurement of energy on their behalf. These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.  Other revenues primarily relate to the Company’s ability to effectively reduce stranded costs (mitigation incentive) and rental revenue from electric property.  The $75.9 million increase in energy, transition and other revenues is primarily attributable to higher rates for procuring energy for our customers.

The decrease in 2005 wholesale revenues reflects the expiration of a municipal wholesale power supply contract in the fourth quarter of 2004.  After October 31, 2005, NSTAR Electric anticipates it will no longer have contracts for the supply of wholesale power.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of these contracts have no impact on results of operations.

  Gas revenues

The $2.2 million decrease in firm and transportation revenues is attributable to warmer weather, conservation efforts and the decrease in sales volumes of 5.0%.

NSTAR Gas' sales are positively impacted by colder weather because a substantial portion of its customer base uses natural gas for space heating purposes.

The energy supply and other revenue increase of $4.2 million primarily reflects the impact of the higher cost of gas sold that reflected a weighted average cost of gas per therm increase over the same period in 2004 of approximately 0.7%.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.

  Unregulated operations revenues

Unregulated operations revenues are derived from NSTAR’s businesses that include district energy operations and telecommunications.  Unregulated revenues were $34.5 million in the first three months of 2005 compared to $37.0 million in the same period of 2004, a decrease of $2.5 million, or 7%.  The decrease in unregulated revenues is primarily the result of a decrease in steam revenues resulting from the overall warmer weather in the first quarter of 2005.

Operating expenses

Purchased power costs  were $383.5 million in the first quarter of 2005 compared to $333.5 million in the same period of 2004, an increase of $50.0 million, or 15%.  The increase is primarily the result of the higher costs of procuring energy for our customers (approximately $49.7 million) and increased sales.   NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.

Cost of gas sold,   representing NSTAR Gas’ supply expense, was $138.5 million in the first quarter of 2005 compared to $137.6 million in 2004, an increase of $0.9 million, or 1%.   Despite the lower volume of firm gas sales of 5.0%, the expense increase reflects the higher costs of gas supply (approximately $0.9 million).  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis.

Operations and maintenance expense  was $120.1 million in the first quarter of 2005 compared to $106.5 million in the same period of 2004, an increase of $13.6 million, or 13%.  This increase primarily reflects costs associated with winter storms (approximately $5.4 million), facilities consolidation (approximately $3.5 million), and higher bad debt expense.

Depreciation and amortization expense  was $74.7 million in the first quarter of 2005 compared to $65.5 million in the same period of 2004, an increase of $9.2 million or 14%.  The increase primarily reflects higher depreciable distribution and transmission plant in service and an increase to the transmission depreciation rate.

DSM and renewable energy programs expense  was $17.7 million in the first quarter of 2005 compared to $17.5 million in the same period of 2004, an increase of $0.2 million, or 1%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes  were $29.6 million in the first quarter of 2005 compared to $28.8 million in the same period of 2004, an increase of $0.8 million, or 3%.  This increase was primarily due to higher overall municipal property taxes caused primarily by increased property investments in our transmission and distribution system.

Income taxes  attributable to operations were $29.8 million in the first quarter of 2005 compared to $33.1 million in the same period of 2004, a decrease of $3.3 million, or 10%, reflecting lower pre-tax operating income in 2005.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $39.4 million in the first quarter of 2005 compared to $36.5 million in the same period of 2004, an increase of $2.9 million, or 8%.  The increase in interest expense primarily reflects:

-	Interest costs in 2005 of $3.7 million on Boston Edison's $300 million ten-year fixed rate 4.875% Debentures issued on April 16, 2004.
-

Additional interest costs associated with transition property securitization.   Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs.  The future income stream was sold to these companies by Boston Edison and ComElectric.

-	Higher rates on variable rate debt.

These increases were partially offset by:

-	The absence in 2005 of expense of nearly $3 million related to the retirement of Boston Edison's $181 million 7.80% Debentures on March 15, 2004.
-

The impact of the March 1, 2005 retirement of $150 million variable rate Note, due in May 2006, at ComElectric with a portion of the proceeds from the sale of CEC Funding's securitization certificates.

Short-term and other interest expense  was $1.2 million in the first quarter of 2005 compared to $1.9 million in the same period of 2004, a decrease of $0.7 million, or 37%.   The decrease is primarily due to lower interest costs on regulatory deferrals offset by higher short-term debt borrowing costs primarily due to a 162 basis point increase in interest rates.

Liquidity and Capital Resources

     Current Cash Flow Activity

NSTAR’s primary uses of cash in the first quarter of 2005 include capital expenditures, dividend payments, debt reductions, and liquidation payments under certain purchase power contract buy-out agreements.

Operating cash flow activities, including the contract buy-outs, in the first quarter of 2005 required $402.2 million of cash.  The Company used $74.5 million in its investing activities, primarily to fund $68.2 million of plant expenditures, which included system reliability and infrastructure improvement projects incurred by NSTAR Electric and NSTAR Gas operations.  Additionally, the Company provided $478.5 million (net) from financing activities primarily from the issuance of $674.5 million of transition property securitization certificates.

     Operating Activities

The net cash required in the first quarter of 2005 for operating activities primarily relates to the contract termination payments on certain purchase power contracts in 2005.  Deferred income tax expense and income tax asset both increased due to the contract termination payments made on March 1, 2005 on certain purchase power contacts.  The payment of approximately $554 million creates a current tax deduction.  The payment also creates a timing difference since the payment, for book purposes, will be amortized to expense over approximately eight years, the period of the collection from customers.  Additionally, with the issuance of transition property securitization certificates, NSTAR increased the amount of transition costs that it can recover in the future and, therefore, increased regulatory assets.

Other changes to NSTAR's working capital primarily reflect the timing of receipts and disbursements.  Accounts receivable have increased year-to-year by approximately $18 million primarily due to higher retail revenues.  For the three months ended March 31, 2005 and 2004,  NSTAR contributed approximately $6 million and $16 million, respectively, to its benefit plans.  NSTAR currently anticipates that it will contribute approximately $49 million to its benefit plans in the remainder of 2005.

     Investing Activities

The net cash used in investing activities in the first quarter of 2005 of $74.5 million consists primarily of capital expenditures related to infrastructure investments in transmission and distribution systems.

     Financing Activities

The net cash provided by financing activities in the first quarter of 2005 of $478.5 million primarily reflects the issuance of $674.5 million of transition property securitization certificates on March 1, 2005.  Offsetting the receipt of cash from the securitization financing, NSTAR used cash to make long-term debt redemptions and sinking funds payments of $152.3 million and to pay dividends of $31.4 million.

On March 1, 2005, two wholly owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding LLC, issued $265.5 million and $409 million, respectively, in notes to a Massachusetts trust.  The trust, a special purpose trust created by two Massachusetts state agencies, then concurrently issued a total of $674.5 million of rate reduction certificates to the public.  These certificates represent fractional, undivided beneficial interests in the notes issued by BEC Funding II, LLC and CEC Funding, LLC and are secured by a portion of the transition charge assessed on Boston Edison's and ComElectric's retail customers as permitted under the 1997 Massachusetts Electric Industry Restructuring Act and authorized by the MDTE. These certificates are non-recourse to Boston Edison and ComElectric, respectively.  The assets and revenues of BEC Funding II, LLC and CEC Funding, LLC, including without limitation, the transition property, are owned solely by BEC Funding II, LLC and CEC Funding, LLC, and are not available to creditors of Boston Edison, ComElectric or NSTAR.  The certificates, and the related BEC Funding II, LLC and CEC Funding, LLC notes were issued at a weighted average yield of 4.15% in four classes with varying maturities between 2008 and 2015.  Scheduled semi-annual principal payments begin in September 2005.  The net proceeds from this transaction were used to make liquidation payments required in connection with the termination of certain purchase power agreements, and, in the case of ComElectric, to repay outstanding debt.

NSTAR’s banking arrangements provide for daily cash transfers to our disbursement accounts as vendor checks are presented for payment and where the right of offset does not exist among accounts.  Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Condensed Consolidated Statement of Cash Flows.

Since August 2004, NSTAR has been issuing common shares for cash as part of its Dividend Reinvestment and Direct Common Shares Purchase Plan. For the three months ended March 31, 2005, NSTAR has issued approximately 67,000 common shares and has received approximately $3.8 million as a result of the Plan.

Sources of Additional Capital and Financial Covenant Requirements

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at March 31, 2005 and December 31, 2004. NSTAR's long-term debt other than the Mortgage Bonds/Notes of NSTAR Gas and Medical Area Total Energy Plant, Inc., a wholly owned subsidiary of AES, is unsecured.

NSTAR has a five-year, $175 million revolving credit agreement that expires in November 2009.  At March 31, 2005 and December 31, 2004, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at March 31, 2005 and December 31, 2004, had $23 million and $5 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from Common equity.  Commitment fees must be paid on the total agreement amount. At March 31, 2005 and December 31, 2004, NSTAR was in full compliance with the aforementioned covenant as the ratios were 56.4% and 58.3% respectively.

Boston Edison has approval from the FERC to issue short-term debt securities from time to time on or before December 31, 2006, with maturity dates no later than December 31, 2007, in amounts such that the aggregate principal does not exceed $450 million at any one time.  Boston Edison has a five-year, $350 million revolving credit agreement that expires in November 2009.  However, unless Boston Edison receives necessary approvals from the MDTE, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At March 31, 2005 and December 31, 2004, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to Boston Edison's $350 million commercial paper program that had a $76.0 million and $46.5 million balance at March 31, 2005 and December 31, 2004, respectively. Under the terms of the revolving credit agreement, Boston Edison is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from Common equity.   At March 31, 2005 and December 31, 2004, Boston Edison was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 54.0% and 53.1%, respectively.

As of March 31, 2005, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $145 million available under several lines of credit and had $85.3 million and $109.9 million outstanding under these lines of credit at March 31, 2005 and December 31, 2004, respectively.   As of September 28, 2004, ComElectric and Cambridge Electric have FERC authorization to issue short-term debt securities from time-to-time on or before November 30, 2006 and June 27, 2006, with maturity dates no later than November 30, 2007 and June 27, 2007, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

In connection with the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, NSTAR has issued approximately 67,000 shares under this registration and received approximately $3.8 million for the three months ended March 31, 2005.

At NSTAR's Annual Meeting on April 28, 2005, NSTAR shareholders approved the authorization of an additional 100 million common shares and the Board of Trustees approved the split, in the form of common share dividend, of NSTAR's common shares on a two-for-one basis.  The record date of the common share dividend will be May 16, 2005 with a payable date of June 3, 2005.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

NSTAR’s exposure to financial market risk results primarily from fluctuations in interest rates.  There have been no material changes to NSTAR’s market risks as disclosed in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 1997 Share Incentive Plan and the NSTAR Savings Plan in connection with common share grants and the exercise of stock options may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended March 31, 2005, the shares listed below were acquired in the open market primarily in connection with the NSTAR Savings Plan.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

January	55,900	$46.03
February	166,467	$57.49
March	10,200	$53.80

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

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

NSTAR
(Registrant)

Date: May 3, 2005	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer