Form 10-Q
period 2005-06-30
NSTAR/MA
filed 2005-08-01
CIK 1035675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1, as of July 29, 2005.

NSTAR
Form 10-Q - Quarterly Period Ended June 30, 2005

Part I. Financial Information:		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Retained Earnings	3

	Condensed Consolidated Balance Sheets	4 - 5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

Part II. Other Information:

Item 1.	Legal Proceedings	31-32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 6.	Exhibits	33

Signature		34

Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR has filed with the SEC on the SEC’s website at www.sec.gov.  In addition, NSTAR’s Board of Trustees has various committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee, and a Board Governance and Nominating Committee.  The Board also has a standing Executive Committee.  The Board has adopted the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  NSTAR’s SEC filings and Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR’s executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR’s website at www.nstaronline.com.  Copies of NSTAR’s SEC filings may also be obtained by writing or calling NSTAR’s Investor Relations Department at One NSTAR Way, Westwood, MA 02090 or (781) 441-8100.

Part I.  Financial Information
Item 1.  Financial Statements

NSTAR
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except earnings and dividends declared per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Operating revenues	$692,005	$649,787	$1,572,050	$1,459,695

Operating expenses:
Purchased power and cost of gas sold	357,531	346,721	879,530	817,791
Operations and maintenance	111,327	103,156	231,410	209,651
Depreciation and amortization	84,849	61,057	159,592	126,596
Demand side management and renewable energy programs	15,696	15,598	33,365	33,068
Property and other taxes	25,367	25,016	54,987	53,773
Income taxes	21,147	24,832	50,946	57,902
Total operating expenses	615,917	576,380	1,409,830	1,298,781

Operating income	76,088	73,407	162,220	160,914

Other income (deductions):
Other income, net	1,332	3,211	2,241	4,174
Other deductions, net	(377)	(273)	(570)	(417)
Total other income, net	955	2,938	1,671	3,757

Interest charges:
Long-term debt	29,986	29,352	60,688	58,289
Transition property securitization	12,696	7,174	21,385	14,757
Short-term debt and other	1,697	2,100	2,939	4,028
Allowance for borrowed funds used during
construction (AFUDC)	(977)	(296)	(1,521)	(624)
Total interest charges	43,402	38,330	83,491	76,450

Preferred stock dividends of subsidiary	490	490	980	980
Net income	$33,151 ======	$37,525 =====	$79,420 ======	$87,241 ======
Weighted average common shares outstanding:
Basic	106,767 ======	106,169 =====	106,702 ======	106,117 ======
Diluted	107,567 ======	107,165 =====	107,481 ======	107,067 ======
Earnings per common share (Note G):
Basic	$0.31 =====	$0.35 =====	$0.74 =====	$0.82 =====
Diluted	$0.31 =====	$0.35 =====	$0.74 =====	$0.81 =====

Dividends declared per common share	$0.29 =====	$0.2775 =====	$0.58 =====	$0.555 =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Balance at the beginning of the period	$533,581	$469,397	$518,252	$449,114
Add:
Net income	33,151	37,525	79,420	87,241
Subtotal	566,732	506,922	597,672	536,355
Deduct:
Dividends declared:
Common shares	30,973	29,481	61,913	58,914
Balance at the end of the period	$535,759 ======	$477,441 =====	$535,759 ======	$477,441 ======

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30,	December 31,
	2005	2004
Assets

Utility plant in service, at original cost	$4,481,312	$4,412,073
Less: accumulated depreciation	1,108,322	1,090,924
	3,372,990	3,321,149
Construction work in progress	153,230	103,866
Net utility plant	3,526,220	3,425,015

Non-utility property, net	149,669	154,963

Goodwill	420,744	426,870

Equity and other investments	75,295	72,983

Current assets:
Cash and cash equivalents	11,085	12,497
Restricted cash	18,681	10,254
Accounts receivable, net and accrued unbilled revenues	380,619	355,946
Regulatory assets	366,945	280,078
Inventory, at average cost	74,688	86,397
Income taxes	169,185	21,063
Other	12,050	11,434
Total current assets	1,033,253	777,669

Deferred debits:
Regulatory assets - power contracts	741,539	1,269,651
Regulatory assets - retiree benefit costs	3,220	11,897
Regulatory assets - other	1,006,233	595,140
Prepaid pension	315,796	297,746
Other	82,470	85,295
Total deferred debits	2,149,258	2,259,729

Total assets	$7,354,439 ========	$7,117,229 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30,	December 31,
	2005	2004
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share,
200,000,000 shares authorized; 106,808,376 shares in 2005 and
106,550,282 shares in 2004 issued and outstanding (Note G)	$106,808	$106,550
Premium on common shares	815,965	819,454
Retained earnings	535,759	518,252
Accumulated other comprehensive loss	(3,374)	(3,374)
Total common equity	1,455,158	1,440,882

Cumulative non-mandatory redeemable preferred
stock of subsidiary	43,000	43,000

Long-term debt	1,638,671	1,792,654
Transition property securitization	864,188	308,748
Total long-term debt	2,502,859	2,101,402
Total capitalization	4,001,017	3,585,284

Current liabilities:
Long-term debt	109,150	108,197
Transition property securitization	108,735	41,048
Notes payable	239,400	161,400
Deferred income taxes	6,707	8,072
Accounts payable	199,273	239,613
Power contracts	174,478	171,312
Accrued expenses	271,820	231,490
Total current liabilities	1,109,563	961,132

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,036,516	840,461
Power contracts	738,179	1,269,651
Pension liability	32,210	31,296
Regulatory liability - cost of removal	263,713	258,722
Other	173,241	170,683
Total deferred credits	2,243,859	2,570,813

Commitments and contingencies

Total capitalization and liabilities	$7,354,439 =======	$7,117,229 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income	$79,420	$87,241
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	160,200	126,983
Deferred income taxes	198,497	51,829
AFUDC	(1,521)	(624)
Effects of purchase power contract buy-outs	(554,270)	-
Net changes in:
Accounts receivable and accrued unbilled revenues	(24,673)	(9,217)
Accounts payable	(25,247)	(16,734)
Other current assets	(207,512)	(11,106)
Other current liabilities	42,057	69,011
Net change from other operating activities	41,508	(114,644)
Net cash (used in) provided by operating activities	(291,541)	182,739

Investing activities:
Plant expenditures (excluding AFUDC)	(169,350)	(120,304)
(Increase) decrease in restricted cash	(8,427)	2,911
Proceeds from sale of property	-	14,252
Investments	(2,303)	(3,290)
Net cash used in investing activities	(180,080)	(106,431)

Financing activities:
Long-term debt redemptions	(153,636)	(184,519)
Transition property securitization redemptions	(51,375)	(35,317)
Issuance of transition property securitization	674,500	-
Issuance of long-term debt	-	300,000
Debt issue costs	(6,513)	(1,851)
Net change in notes payable	78,000	(79,500)
Change in disbursement accounts	(15,093)	(3,983)
Common stock issuance	7,146	-
Dividends paid	(62,820)	(59,846)
Net cash provided by (used in) financing activities	470,209	(65,016)

Net (decrease) increase in cash and cash equivalents	(1,412)	11,292
Cash and cash equivalents at the beginning of the year	12,497	16,526
Cash and cash equivalents at the end of the period	$11,085 =======	$27,818 =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$79,259	$73,460

Income taxes, net of refunds	$4,995	$18,710

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

2.  Basis of Consolidation and Accounting

The financial information presented as of June 30, 2005 and for the three and six-month periods ended June 30, 2005 and 2004 have been prepared from NSTAR’s books and records without audit by an independent registered public accounting firm.  However, NSTAR’s independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Financial information as of December 31, 2004 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  In the opinion of NSTAR’s management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

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

The results of operations for the three and six-month periods ended June 30, 2005 and 2004 are not indicative of the results that may be expected for an entire year.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.  Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per common share amounts)	2005	2004	2005	2004

Net income, as reported	$33,151	$37,525	$79,420	$87,241
Add: Share grant incentive compensation expense included
in reported net income, net of related tax effects	719	661	1,406	1,219

Deduct: Total share grant and stock option compensation
expense determined under fair value method for all
awards, net of related tax effects	(888)	(869)	(1,767)	(1,606)

Pro forma net income	$32,982 =====	$37,317 =====	$79,059 =====	$86,854 =====

Earnings per common share:
Basic - as reported	$0.31	$0.35	$0.74	$0.82
Basic - pro forma	$0.31	$0.35	$0.74	$0.82
Diluted - as reported	$0.31	$0.35	$0.74	$0.81
Diluted - pro forma	$0.31	$0.35	$0.74	$0.81

4.  Pension and Other Postretirement Benefits

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  During the first six months of 2005, NSTAR contributed approximately $31 million to the Plan.  The Company anticipates contributing approximately $4 million to the Plan over the remaining six months of 2005.

SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” requires disclosure of the net periodic pension and postretirement benefits cost.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004
Service cost	$5.2	$4.8	$10.3	$9.5
Interest cost	14.4	15.0	28.8	30.1
Expected return on Plan assets	(18.6)	(17.7)	(37.2)	(35.4)
Amortization of transition obligation	-	0.1	-	0.2
Amortization of prior service cost	-	-	0.1	0.1
Recognized actuarial loss	6.6	6.8	13.1	13.4
Net periodic pension benefit cost	$7.6 =====	$9.0 =====	$15.1 =====	$17.9 ======

The net periodic pension costs for the six months ended June 30, 2005 and 2004 have been adjusted based on the actual actuarial study results.  For the three months ended June 30, 2005 and 2004, the net periodic pension benefit cost was (decreased)/increased by approximately ($1.1 million) and $0.6 million, respectively, to reflect the true-up to actual results.

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute for postretirement benefits.  During the first six months of 2005, NSTAR contributed approximately $6 million toward these benefits.  The Company anticipates contributing an additional $14 million for these benefits over the remaining six months of 2005.

Components of net periodic postretirement benefits cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004
Service cost	$1.4	$1.5	$2.8	$2.9
Interest cost	8.3	8.3	16.7	16.7
Expected return on Plan assets	(6.3)	(5.9)	(12.5)	(11.9)
Amortization of transition obligation	0.3	0.5	0.6	0.9
Amortization of prior service cost	0.1	0.3	0.1	0.6
Recognized actuarial loss	2.8	2.4	5.6	4.8
Net periodic postretirement benefit cost	$6.6 =====	$7.1 ====	$13.3 =====	$14.0 ====

The net periodic postretirement benefit costs for the six months ended June 30, 2005 and 2004 have been adjusted based on the actual actuarial study results.  For the three months ended June 30, 2005 and 2004, the net periodic postretirement benefit cost was decreased by approximately $0.6 million and $0.5 million, respectively, to reflect the true-up to actual results.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47).  FIN 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated.  Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the existence of the liability.  FIN 47 is effective for NSTAR at December 31, 2005.  NSTAR is currently assessing the impact that the interpretation may have on its consolidated financial position and results of operation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154).  This Standard changes the requirements for the accounting for and reporting of accounting changes and error corrections.  The Standard establishes retrospective application as the required method for reporting a change in accounting principle rather than reporting a cumulative effect of change in accounting principle.  Retrospective application requires the application of the new accounting principle to prior periods as if that principle had always been used.  SFAS 154 is effective for NSTAR for any accounting changes and corrections of errors made beginning January 1, 2006.

Note B.  Cost of Removal

For NSTAR’s regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of June 30, 2005 and December 31, 2004, the estimated amount of the cost of removal included in regulatory liabilities was approximately $264 million and $259 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments - Power Contracts

NSTAR accounts for its power contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and related interpretations.  At June 30, 2005, NSTAR does not have any contracts which must be classified as derivative instruments.  On March 1, 2005, NSTAR closed on a securitization financing for $674.5 million to finance the buy-out of four contracts that were classified as derivative instruments at December 31, 2004.  The fair value of these four contracts at December 31, 2004 was approximately $472 million and was therefore removed as a derivative instrument from Deferred credits - Power contracts, along with the offsetting regulatory asset, on the accompanying Condensed Consolidated Balance Sheets.  The securitization debt obligation was recorded along with an offsetting regulatory asset to reflect the future recovery of the debt obligation through its electric distribution companies' transition charge.

Note D.  Variable Interest Entities

In 2004, NSTAR created two wholly owned special purpose subsidiaries: BEC Funding II, LLC and CEC Funding, LLC, to undertake the sale of a combined $674.5 million in notes to a special purpose trust.  This trust was created by two Massachusetts state agencies. See Note I, Securitization, for more information.  As part of NSTAR's assessment of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 (FIN 46R), NSTAR separately reviewed the substance of these entities to determine if it is proper to consolidate these entities. Based on its review, NSTAR has concluded that BEC Funding II, LLC and CEC Funding, LLC are variable interest entities and should be consolidated by NSTAR.

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

As of June 30, 2005, NSTAR Electric’s and NSTAR Gas’ 2005 performance reflects a slight penalty position for the applicable established benchmarks such that a liability has been accrued for 2005.  However, these results may not be indicative of the results that may be expected for the remainder of the year and management believes that NSTAR Electric’s and NSTAR Gas’ performance by year end will not reflect a penalty position.

Recently, the MDTE initiated a proceeding into potentially modifying the service quality indicators for all Massachusetts utilities.  Until any modification occurs, the current service quality indicators will remain in place.  NSTAR currently cannot predict the outcome of this proceeding or its impact.

Note F.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $49.8 million and $50.3 million and corresponding net increases in accumulated deferred income taxes were recorded as of June 30, 2005 and December 31, 2004, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2005 and the actual effective income tax rate for the year ended December 31, 2004:

	2005	2004
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	5.0	3.9
Investment tax credits	(0.6)	(0.6)
Other	0.2	0.4
Effective tax rate	39.6 ===== %	38.7 ===== %

Note G.  Capital Stock

At NSTAR's Annual Meeting on April 28, 2005, NSTAR shareholders approved the authorization of an additional 100 million common shares (to 200 million). Subsequently, the Board of Trustees approved a two-for-one stock split of NSTAR’s common shares, in the form of a 100% common share dividend, to shareholders of record on May 16, 2005.  The new shares were issued on June 3, 2005.  The Company’s intent in effecting a stock split in the form of a stock dividend was to increase the number of outstanding common shares, to reduce the per share stock price thereby making it more accessible to investors and to align the stock price with comparable peers in the utility industry.  Common equity, common shares, and stock option activity for all periods presented have been restated to give retroactive recognition to the stock split.  In addition, all references in the financial statements and notes to the financial statements, to weighted average number of basic and diluted shares, and per share amounts of the Company’s common shares have been restated to give retroactive recognition to the stock split.

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income	$33,151	$37,525	$79,420	$87,241
Basic EPS	$0.31	$0.35	$0.74	$0.82
Diluted EPS	$0.31	$0.35	$0.74	$0.81

Weighted average common shares
outstanding for basic EPS	106,767	106,169	106,702	106,117
Effect of diluted shares:
Weighted average dilutive potential common shares	800	996	779	950
Weighted average common shares outstanding for diluted EPS	107,567 =====	107,165 =====	107,481 =====	107,067 =====

Note I.  Securitization

On March 1, 2005, two wholly owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding LLC, issued $265.5 million and $409 million, respectively, in notes to a special purpose trust created by two Massachusetts state agencies.  The trust then concurrently issued a total of $674.5 million of rate reduction certificates to the public.  These certificates represent fractional, undivided beneficial interests in the notes issued by BEC Funding II, LLC and CEC Funding, LLC and are secured by a portion of the transition charge assessed on Boston Edison's and ComElectric's retail customers as permitted under the 1997 Massachusetts Electric Industry Restructuring Act and authorized by the MDTE.  These certificates are non-recourse to Boston Edison and ComElectric, respectively.  The assets and revenues of BEC Funding II, LLC and CEC Funding, LLC, including without limitation, the transition property, are owned solely by BEC Funding II, LLC and CEC Funding, LLC, and are not available to creditors of Boston Edison, ComElectric or NSTAR.  The certificates, and the related BEC Funding II, LLC and CEC Funding, LLC notes were issued at a weighted average yield of 4.15% in four classes with varying final maturity dates between 2008 and 2015.  Scheduled semi-annual principal payments begin in September 2005.  The net proceeds from this transaction were used to make liquidation payments required in connection with the termination of certain purchase power agreements, and, in the case of ComElectric, to repay $150 million of outstanding long-term debt.

Note J.  Segment and Related Information

For the purpose of providing segment information, NSTAR’s principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications and a liquefied natural gas service.  Amounts shown on the following table for the three and six-month periods ended June 30, 2005 and 2004 include the allocation of costs incurred by NSTAR, which primarily consists of interest charges and are allocated to the subsidiary companies based on NSTAR's investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended June 30,
2005
Operating revenues	$575,018	$84,400	$32,587	$692,005
Segment net income (loss)	$31,912	$(2,065)	$3,304	$33,151
2004
Operating revenues	$558,777	$70,496	$20,514	$649,787
Segment net income (loss)	$36,542	$(1,288)	$2,271	$37,525

Six months ended June 30,
2005
Operating revenues	$1,206,915	$298,085	$67,050	$1,572,050
Segment net income	$58,194	$17,368	$3,858	$79,420
2004
Operating revenues	$1,119,999	$282,197	$57,499	$1,459,695
Segment net income	$63,704	$18,957	$4,580	$87,241

Total assets
June 30, 2005	$6,529,525	$619,687	$205,227	$7,354,439
December 31, 2004	$6,259,216	$656,554	$201,459	$7,117,229

Note K.  Commitments and Contingencies

1.  Environmental Matters

As of June 30, 2005, NSTAR’s subsidiaries are involved in three state-regulated properties (“Massachusetts Contingency Plan, or “MCP” sites”) where oil or other hazardous materials were previously spilled or released.  The NSTAR subsidiaries are required to clean up or otherwise remediate these properties in accordance with specific state regulations.  There are sometimes uncertainties associated with total remediation costs due to the final selection of the specific cleanup technology and the particular characteristics of the different sites.  Estimates of approximately $0.5 million are included as liabilities in the accompanying Condensed Consolidated Balance Sheets at both June 30, 2005 and December 31, 2004.

In addition to the MCP sites, NSTAR subsidiaries also face possible liability as a result of involvement in 14 multi-party disposal sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for these sites.

During the second quarter of 2005,the Massachusetts Supreme Judicial Court (SJC) issued its decision in one of the environmental contamination matters.  In 2004, a Superior Court had issued a decision favorable to Boston Edison that put the burden of proof on the plaintiffs to determine Boston Edison’s liability for contamination.  The SJC’s opinion reversed the Superior Court’s 2004 ruling and held that the plaintiffs in this matter are allowed to seek joint and several liability against the defendants, including Boston Edison.  The case was remanded back to the Superior Court for trial.  The burden of proof is now on Boston Edison to prove what portion of the environmental costs for which it is not responsible.  Boston Edison believes that it has meritorious defenses to offset a portion of the costs.  As a result, Boston Edison will vigorously attempt to recover all amounts from the other responsible third parties, including recovery from its insurance carrier.  Currently, Boston Edison has received a settlement offer from the plaintiffs and is currently assessing all of its options and rights. Based on a review of the current facts and circumstances with outside counsel, management has provided for what it believes to be a reasonable estimate of the potential loss exposure for this matter.

Asof June 30, 2005 and December 31, 2004, NSTAR had reserves of $10.4 million and $3.4 million, respectively, for all potential environmental sites, including this specific site.   This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites. In addition, based on a legal opinion from the Company’s environmental counsel, it is probable that Boston Edison will recover, at a minimum, approximately $2 million from other parties.   Boston Edison recorded an asset in the second quarter that will ultimately offset the Company’s obligation.  Management believes that the ultimate disposition of this matter will not have a material adverse impact on NSTAR’s results of operation, cash flows or its financial position.

NSTAR Gas is participating in the assessment or remediation of five former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action.  The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of June 30, 2005 and December 31, 2004, NSTAR recorded a liability of approximately $4.9 million and $3.8 million, respectively, as estimates for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party.  A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR’s responsibilities for such sites evolve or are resolved.  NSTAR’s ultimate liability for future environmental remediation costs may vary from these estimates.  Based on NSTAR’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR does not believe that these environmental remediation costs will have a material adverse effect on NSTAR’s consolidated financial position, results of operations or cash flows.

2.  Capital Spending Commitments

In the second quarter of 2005, NSTAR began construction of a substation in Stoughton, Massachusetts and a 345kV transmission line that would connect the substation to South Boston.  This transmission line is expected to ensure continued reliability of electric service and improve power import capability in the Northeast Massachusetts area.  This project is expected to be placed in service during the summer of 2006.  A substantial portion of this project will be shared by all of New England based on ISO-NE's approval and will be recovered by NSTAR through wholesale and retail transmission rates.  As of June 30, 2005, NSTAR has contractual commitments of approximately $34 million related to this project.

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

On December 1, 2003, NSTAR Electric and NSTAR Gas filed their annual reconciliation report on their pension and PBOP rate adjustment mechanism.  Hearings were held during 2004.  On June 29, 2005, the MDTE issued their order approving the reconciliation report.  In December 2004, the companies filed their annual reconciliations consistent with the rate adjustment mechanism.

On February 1, 2005, the Independent System Operator – New England began operating as a Regional Transmission Organization (RTO).  As a result, NSTAR has given notice to the RTO and other interested parties of its intent to file for proposed changes to its Open Access Transmission Tariff (OATT).  Cambridge Electric and ComElectric filed proposed changes to their OATT Tariff on March 30, 2005.  This change is expected to provide for consistent application of the OATT among all NSTAR Electric companies.  If approved, the new tariffs will become effective later in 2005.  The 2004 OATT and the related revenues have been based on the existing tariff.

As previously disclosed, a joint return on equity (ROE) filing was made by participating New England Transmission Owners, including NSTAR Electric, with the Federal Energy Regulatory Commission (FERC).  Among other things, the filing requested an increase in the base ROE component of regional and local transmission rates to a single ROE of 12.8% for all regional and local transmission rates, a 50 basis point adder to reward RTO participation, and a 100 basis point increase in regional rates as an incentive to build new transmission facilities.  FERC accepted the 50 basis point adder, and set for hearing the base ROE and the 100 basis point incentive adder for new transmission.  Settlement negotiations before an administrative law judge were unsuccessful and hearings were held in 2005.  As a result of these hearings, on May 27, 2005, an initial decision was reached.  The judge found that the base ROE should be 10.72% and that the 100 basis point adder for new transmission facilities should only apply to projects where innovative and less expensive technology is used.   Appeal briefs by all parties, including the Transmission Owners, were filed on June 27, 2005.  FERC still needs to review the judge’s findings and recommendations and make a final determination.

b.  Locational Installed Capacity (LICAP)

On March 23, 2005, the FERC unanimously approved an ISO-New England plan to implement LICAP, a new market rule designed to compensate wholesale generators for their capacity with an implementation date of January 1, 2006.  The new LICAP rules require electric load serving entities (LSE), like NSTAR Electric, to procure capacity within the zones where load is served.  The current market structure allows capacity, located anywhere in New England, to count towards a LSE's obligation, regardless of load zone.  NSTAR Electric's service territory covers two of the five capacity zones in New England: Northeastern Massachusetts (NEMA) and Rest of Pool (ROP).  NEMA is import-constrained and could potentially see higher capacity prices than the ROP.  The majority of NSTAR's customers are in the NEMA load zone.  At this point, it appears likely that NSTAR's new 345kV transmission project will reduce transmission constraints causing capacity prices between NEMA and ROP to converge, which could ultimately render this locational aspect of LICAP a non-factor for NSTAR customers.  However, since the new market rules require that a certain amount of capacity be procured in the NEMA zone, these requirements could impact pricing for capacity in the NEMA zone.  Additionally, much of the capacity in the NEMA zone has issued notice of their intent to file with the FERC for cost of service type agreements called Reliability Must Run agreements for the recovery of their costs prior to the implementation of LICAP.  The new LICAP rules are likely to increase overall capacity pricing levels in New England.  Since the New England market as a whole is currently in a surplus position, currently capacity trades at a relatively low price.  One of the goals of LICAP is to provide a higher level of compensation to generators than what is currently being earned in this surplus market.  NSTAR is opposed to LICAP as this will likely increase the price of power to NSTAR's customers.  As a result, NSTAR (and other parties) have appealed the FERC's LICAP decision in federal court.  Additionally, while LICAP has been approved by FERC, the specific parameters of the capacity pricing mechanism are still part of a contested hearing at FERC.  A final decision on these matters is expected in the fall of 2005.  NSTAR cannot predict the actual impact these changes will have on NSTAR Electric and its customers, but expects all costs incurred to be fully reconcilable.

c.  Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigations.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance, except for the item disclosed in Note K, Part 1, “Environmental Matters.”  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

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

Electric utility operations.  NSTAR derives 77% of its operating revenues from the transmission and distribution of electric energy through NSTAR Electric.  NSTAR Electric is comprised of Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), and Cambridge Electric Light Company (Cambridge Electric).

Gas operations.  NSTAR derives 19% of its operating revenues from the distribution of natural gas through NSTAR Gas Company (NSTAR Gas), NSTAR’s retail gas subsidiary.

Unregulated operations.  NSTAR derives 4% of its operating revenues from several operating subsidiaries in the telecommunications and district energy delivery operations.

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

Net income for the quarter and six-month periods ended June 30, 2005 amounted to $33.2 million and $79.4 million, or $0.31 and $0.74 per diluted earnings per share as compared to $37.5 million and $87.2 million, or $0.35 and $0.81 per diluted earnings per share for the same periods in 2004.

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

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier.  Prior to March 2005, this service was provided through either standard offer or default service.  Standard offer service ended on February 28, 2005 and default service was renamed basic service.  Therefore, all customers who have not chosen to receive service from a competitive supplier are being provided basic service.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of June 30, 2005 and December 31, 2004, customers of NSTAR Electric had approximately 36% and 24%, respectively, of their load requirements provided by competitive suppliers.

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

The 2004-2005 winter season CGAC factor was revised downward from earlier in 2004 to reflect decreases in the cost of gas caused by varying market conditions.  To date, the CGAC factor received MDTE approval of $0.9968 per therm effective November 1, 2004.  On February 1, 2005, an approved rate of $0.8500 per therm was established until May 1, 2005 when a rate of $0.7501 per therm was set.

On February 28, 2005, the MDTE approved a petition by NSTAR Gas to change its gas procurement practices.  NSTAR Gas proposed to purchase financial contracts in order to lock in prices for approximately one-third of its projected normal winter gas requirements.  NSTAR Gas will not be taking physical delivery of the gas when the financial contracts are executed.  Management has yet to commence this practice but is currently negotiating financial contracts with major financial institutions.  All costs incurred will continue to be included in the CGAC.

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

As of June 30, 2005, NSTAR Electric’s and NSTAR Gas’ 2005 performance reflects a slight penalty position for the applicable established benchmarks such that a liability has been accrued for 2005.  However, these results may not be indicative of the results that may be expected for the remainder of the year and management believes that NSTAR Electric’s and NSTAR Gas’ performance by year end will not reflect a penalty position.

Recently, the MDTE initiated a proceeding into potentially modifying the service quality indicators for all Massachusetts utilities.  Until any modification occurs, the current service quality indicators will remain in place.  NSTAR currently cannot predict the outcome of this proceeding or its impact.

Union Contract

NSTAR’s labor contract with Local 369 of the Utility Workers Union of America, AFL-CIO, expired on May 15, 2005.  After a three week strike, on May 29, 2005, NSTAR management and union officials agreed upon a new four year contract through June 1, 2009.  The union members, which represent approximately 1,900 employees, ratified the contract on May 31, 2005.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended June 30, 2005 and 2004 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

Overview

Earnings per common share were as follows:

	Three Months ended June 30,
	2005	2004	% Change
Basic	$0.31	$0.35	(11.4)
Diluted	$0.31	$0.35	(11.4)

Net income was $33.2 million for the quarter ended June 30, 2005 compared to $37.5 million for the same period in 2004.  Factors that contributed to the $4.3 million, or 11.5%, decrease in 2005 earnings include:

-

Higher operations and maintenance expense due to incremental costs associated with a strike by union employees (approximately $2.3 million) and a net increase of approximately $5 million for environmental costs

-

Higher depreciation and amortization expense, excluding amortization expense related to securitization of transition property, that also reflects higher distribution and transmission property ($1.5 million) primarily resulting from higher capital additions

-	Increased property tax expense and interest costs due to higher rates

These decreases were partially offset by:

-

The recognition of additional MDTE-approved mitigation incentive entitlements for NSTAR successfully lowering transition charges and incentives related to NSTAR's demand-side management programs (approximately $0.7 million and $2.0 million, respectively)

-	Increased gas sales due to cooler weather

Significant cash flow events during the quarter include the following: NSTAR invested approximately $101.2 million in capital projects to improve reliability, paid approximately $31.4 million in preferred and common share dividends and retired approximately $36.1 million in long-term debt.

Energy sales and weather

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWH	Three Months ended June 30,
	2005	2004	% Change

Residential	1,488,683	1,480,173	0.6
Commercial	3,075,564	3,098,476	(0.7)
Industrial	406,522	420,671	(3.4)
Other	35,451	35,859	(1.1)
Total retail sales	5,006,220 =======	5,035,179 =======	(0.6) ===

Firm Gas Sales - BBTU	Three Months ended June 30,
	2005	2004	% Change

Residential	3,135	2,905	7.9
Commercial and other	3,037	2,801	8.4
Industrial	1,136	1,185	(4.1)
Total firm sales	7,308 =======	6,891 =======	6.1 ===

The 6.1% increase in firm gas sales in the second quarter of 2005 primarily reflects cooler overall temperatures than in 2004.

In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  The overall cooler spring weather in the second quarter of 2005, contributed to decreased energy use.  Electric residential and commercial customers represented approximately 29.7% and 61.4%, respectively, of NSTAR’s total retail sales mix for the second quarter of 2005 and provided 40.7% and 52.9% of distribution and transmission revenues, respectively.  Refer to the “Electric revenues” section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions and sales to these customers reflect a sluggish economic environment and decreased manufacturing production.

			Normal
			30-Year
	2005	2004	Average

Heating degree-days	876	788	847
Percentage colder (warmer) than prior year	11.2%	(23.3)%
Percentage colder (warmer) than 30-year average	3.4%	(7.0)%

Cooling degree-days	182	131	175
Percentage warmer than prior year	38.9%	35.1%
Percentage warmer (cooler) than 30-year average	4.0%	(25.6)%

Weather conditions impact electric and, to a greater extent during the winter, gas sales in NSTAR’s service area.  The comparative information above relates to heating degree-days for the second quarter of 2005 and 2004 and the number of degree-days in a “normal” second quarter as represented by a 30-year average.  A “degree-day” is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the second quarter of 2005 increased 6.5% from the same period in 2004 as follows:

(in millions)	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	Amount	Percent
Electric revenues
Retail distribution and transmission	$203.9	$208.0	$(4.1)	(2.0)
Energy, transition and other	368.3	346.6	21.7	6.3
Total retail	572.2	554.6	17.6	3.2
Wholesale	2.8	4.2	(1.4)	(33.3)
Total electric revenues	575.0	558.8	16.2	2.9
Gas revenues
Firm and transportation	25.2	23.0	2.2	9.6
Energy supply and other	59.2	47.5	11.7	24.6
Total gas revenues	84.4	70.5	13.9	19.7

Unregulated operations revenues	32.6	20.5	12.1	59.0

Total operating revenues	$692.0 ====	$649.8 ====	$42.2 ===	6.5 ====

  Electric revenues

The decrease in retail distribution and transmission revenues primarily reflects lower retail MWH sales, primarily in commercial and industrial sectors as well as lower demand revenues.

NSTAR’s largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather conditions and the economy.  Weather conditions affect sales to NSTAR’s residential and small commercial customers.  Economic conditions affect NSTAR’s large commercial and industrial customers.

Energy revenues are received from customers for the procurement of energy on their behalf. These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.  Other revenues primarily relate to the Company’s ability to effectively reduce stranded costs (mitigation incentive) and rental revenue from electric property.  The $21.7 million increase in energy, transition and other revenues is primarily attributable to higher rates for procuring energy for our customers.

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

  Gas revenues

The $2.2 million increase in firm and transportation revenues is attributable to cooler weather in April and May that resulted in additional revenue of approximately $2 million.  NSTAR Gas' sales are positively impacted by colder weather because a substantial portion of its customer base uses natural gas for space heating purposes.

The energy supply and other revenue increase of $11.7 million primarily reflects the impact of the higher sales and cost of gas sold due to the higher gas costs from the Company's gas suppliers.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.

  Unregulated operations revenues

Unregulated operations revenues are derived from NSTAR’s unregulated businesses that include district energy operations and telecommunications.  Unregulated revenues were $32.6 million in the second quarter of 2005 compared to $20.5 million in the same period of 2004, an increase of $12.1 million, or 59%.  The increase in unregulated revenues is primarily the result of higher steam sales volume, combined with electric and chilled water being higher as a result of higher sales and fuel pricing to customers.

Operating expenses

Purchased power costswere $303.8 million in the second quarter of 2005 compared to $304.4 million in the same period of 2004, a decrease of $0.6 million, or less than 1%.  The decrease is primarily the result of decreased electric sales.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  This decrease is offset by an increase in fuel costs at our unregulated companies.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $53.7 million in the second quarter of 2005 compared to $42.3 million in 2004, an increase of $11.4 million, or 27%.  The expense increase reflects the higher costs of gas supply and the higher volume of firm gas sales of 6.1%.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis.

Operations and maintenance expense   was $111.3 million in the second quarter of 2005 compared to $103.2 million in the same period of 2004, an increase of $8.1 million, or 8%.  This increase primarily reflects incremental costs associated with a strike by union employees ($2.3 million), a $5 million net increase related to an environmental reserve and higher employee expenses.

Depreciation and amortization expense  was $84.9 million in the second quarter of 2005 compared to $61.1 million in the same period of 2004, an increase of $23.8 million or 39%.  The increase primarily reflects amortization costs related to transition property securitization regulatory assets ($22.3 million) and higher depreciable distribution and transmission plant in service that includes an increase to the transmission depreciation rate.

DSM and renewable energy programs expense  was $15.7 million in the second quarter of 2005 compared to $15.6 million in the same period of 2004, an increase of $0.1 million, or 1%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes  were $25.4 million in the second quarter of 2005 compared to $25.0 million in the same period of 2004, an increase of $0.4 million, or 2%.  This increase was primarily due to higher overall municipal property taxes caused primarily by increased property investments in our transmission and distribution system.

Income taxes  attributable to operations were $21.1 million in the second quarter of 2005 compared to $24.8 million in the same period of 2004, a decrease of $3.7 million, or 15%, reflecting lower pre-tax operating income in 2005.

Other income, net

Other income, net  was approximately $1 million in the second quarter of 2005 compared to $2.9 million in the same period of 2004, a decrease of $1.9 million.  The decrease is primarily due to the absence in 2005 of proceeds from an executive life insurance policy of $1.2 million and $1.7 million in employee-related contract fees as a result of the Blackstone Station sale.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $42.7 million in the second quarter of 2005 compared to $36.5 million in the same period of 2004, an increase of $6.2 million, or 17%.  The increase in interest expense primarily reflects:

-	Higher interest costs in 2005 of $0.7 million on Boston Edison's $300 million ten-year fixed rate 4.875% Debentures issued on April 16, 2004
-

Additional interest costs associated with transition property securitization.  Securitization interest represents interest on securitization notes of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs associated with certain terminated purchase power agreements.  The future income stream was sold to these companies by Boston Edison and ComElectric.

-	Higher rates on variable rate debt

These increases were partially offset by:

-

The absence in 2005 of interest expense of nearly $0.8 million related to the March 1, 2005 retirement of $150 million variable rate Note, due in May 2006, at ComElectric with a portion of the proceeds from the sale of CEC Funding LLC's securitization notes.

Short-term and other interest expense  was $1.7 million in the second quarter of 2005 compared to $2.1 million in the same period of 2004, a decrease of $0.4 million, or 19%.  The decrease is primarily due to lower interest costs on regulatory deferrals ($1.1 million) offset by higher short-term debt borrowing costs ($0.9 million) primarily reflective of a 199 basis point increase in interest rates.

Results of Operations

The following section of MD&A compares the results of operations for each of the six-month periods ended June 30, 2005 and 2004 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Overview

Earnings per common share were as follows:

	Six Months ended June 30,
	2005	2004	% Change
Basic	$0.74	$0.82	(9.8)
Diluted	$0.74	$0.81	(8.6)

Net income was $79.4 million for the six-month period ended June 30, 2005 compared to $87.2 million for the same period in 2004.  Factors that contributed to the $7.8 million, or 8.9%, decrease in 2005 earnings include:

-	Higher operations and maintenance expense due to costs associated with:
	-	severe winter storms (approximately $5.4 million)
	-	costs associated with facilities consolidation (approximately $3.3 million)
	-	incremental costs associated with a strike by union employees ($2.3 million)
	-	a net increase of approximately $5 million related to an environmental reserve
-	Lower firm gas revenues due to lower firm gas sales caused by warmer winter weather (heating degree-days declined 1.6%)
-	Increased property tax expense
-	Higher interest costs due to more debt outstanding ($9 million)

These decreases were partially offset by:

-

Recognition of MDTE-approved incentive entitlements for NSTAR successfully lowering transition charges (approximately $15.1 million) and incentives related to NSTAR's demand-side management programs (approximately $2.0 million)

-	Higher electric transmission rates due to regulatory approval of 50% CWIP in rate base and additional transmission plant in service ($4.7 million)

In the first half of 2005, NSTAR closed on a securitization financing transaction in which NSTAR received approximately $674.5 million in proceeds.  The net proceeds were used primarily to make liquidation payments required in connection with the termination of obligations under certain purchase power contracts (approximately $554 million) and to repay $150 million of outstanding debt at ComElectric.

Significant cash flow events during the first half of 2005 include the following: NSTAR invested approximately $169.4 million in capital projects to improve capacity reliability, paid approximately $62.8 million in preferred and common share dividends and retired approximately $205 million in long-term debt.

Energy sales and weather

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWH	Six Months ended June 30,
	2005	2004	% Change

Residential	3,212,446	3,245,799	(1.0)
Commercial	6,291,046	6,234,092	0.9
Industrial	802,027	813,856	(1.5)
Other	80,707	82,923	(2.7)
Total retail sales	10,386,226 =======	10,376,670 =======	0.1 ===

Firm Gas Sales - BBTU	Six Months ended June 30,
	2005	2004	% Change

Residential	13,926	14,595	(4.6)
Commercial and other	11,323	11,366	(0.3)
Industrial	3,031	3,013	0.6
Total firm sales	28,280 =======	28,974 =======	(2.4) ===

The 0.1% increase in retail MWH sales in the first half of 2005 reflects, by customer sectors, an improvement of 0.9% in commercial sales offset somewhat by the sales decline of 1.0% in the residential sector due to the warmer temperatures in January and February that resulted in lower heating equipment use, partially offset in the month of June when warmer temperatures resulted in greater air conditioning use when compared to the same period in 2004.  The 2.4% decrease in firm gas sales in the first half of 2005 primarily reflects warmer overall temperatures than in 2004.

In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Despite the overall warmer weather in the first half of 2005, the increase in electric sales is attributable in part to the commercial sector where building and expansions created the additional energy use.  Electric residential and commercial customers represented approximately 31% and 61%, respectively, of NSTAR’s total retail sales mix for the first half of 2005 and provided 44.2% and 49.9% of distribution and transmission revenues, respectively.  Refer to the “Electric revenues” section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions and sales to these customers reflect an improving economic environment and increased manufacturing production.

			Normal
			30-Year
	2005	2004	Average

Heating degree-days	3,868	3,929	3,822
Percentage warmer than prior year	(1.6)%	(7.4)%
Percentage colder than 30-year average	1.2%	1.8%

Cooling degree-days	182	131	176
Percentage warmer than prior year	38.9%	35.1%
Percentage warmer (cooler) than 30-year average	3.4%	(25.6)%

Weather conditions impact electric and, to a greater extent during the winter, gas sales in NSTAR’s service area.  The comparative information above relates to heating degree-days for the first half of 2005 and 2004 and the number of degree-days in a “normal” first half-year as represented by a 30-year average.  A “degree-day” is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first half of 2005 increased 7.7% from the same period in 2004 as follows:

(in millions)	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	Amount	Percent
Electric revenues
Retail distribution and transmission	$392.8	$400.2	$(7.4)	(1.8)
Energy, transition and other	808.4	710.8	97.6	13.7
Total retail	1,201.2	1,111.0	90.2	8.1
Wholesale	5.7	9.0	(3.3)	(36.7)
Total electric revenues	1,206.9	1,120.0	86.9	7.8
Gas revenues
Firm and transportation	89.0	89.0	-	-
Energy supply and other	209.1	193.2	15.9	8.2
Total gas revenues	298.1	282.2	15.9	5.6

Unregulated operations revenues	67.1	57.5	9.6	16.7

Total operating revenues	$1,572.1 =====	$1,459.7 =====	$112.4 ===	7.7 ===

  Electric revenues

The decrease in retail distribution and transmission revenues reflects, despite a 0.1% increase in retail MWH sales substantially all in the commercial sector, a decrease in demand revenues from our commercial customers.

NSTAR’s largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather conditions and the economy.  Weather conditions affect sales to NSTAR’s residential and small commercial customers.  Economic conditions affect NSTAR’s large commercial and industrial customers.

Energy revenues are received from customers for the procurement of energy on their behalf. These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.  Other revenues primarily relate to the Company’s ability to effectively reduce stranded costs (mitigation incentive) and rental revenue from electric property.  The $97.6 million increase in energy, transition and other revenues is primarily attributable to higher rates for procuring energy for our customers and approximately $14.4 million of MDTE-approved incentive revenue entitlements for successfully lowering transition charges resulting from the securitization financing that closed on March 1, 2005.

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

Gas revenues

Firm and transportation revenues reflect warmer weather, conservation efforts and the decrease in sales volumes of 2.4%, offset by higher transportation.

NSTAR Gas' sales are positively impacted by colder weather because a substantial portion of its customer base uses natural gas for space heating purposes.

The energy supply and other revenue increase of $15.9 million primarily reflects the impact of the higher cost of gas sold from the Company's suppliers.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.

  Unregulated operations revenues

Unregulated operations revenues are derived from NSTAR’s unregulated businesses that include district energy operations and telecommunications.  Unregulated revenues were $67.1 million in the first half of 2005 compared to $57.5 million in the same period of 2004, an increase of $9.6 million, or 17%.  The increase in unregulated revenues is primarily the result of higher steam sales volume, combined with electric and chilled water being higher as a result of higher sales and pricing to customers.

Operating expenses

Purchased power costs  were $687.3 million in the first half of 2005 compared to $637.9 million in the same period of 2004, an increase of $49.4 million, or 8%.  The increase is primarily the result of the higher costs of procuring energy for our customers from both our regulated and unregulated companies and increased sales.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $192.2 million in the first half of 2005 compared to $179.9 million in 2004, an increase of $12.3 million, or 7%.  Despite the lower volume of firm gas sales of 2.4%, the expense increase reflects the higher costs of gas supply.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis.

Operations and maintenance expense  was $231.4 million in the first half of 2005 compared to $209.7 million in the same period of 2004, an increase of $21.7 million, or 10%.  This increase primarily reflects costs associated with winter storms (approximately $5.4 million), facilities consolidation (approximately $3.3 million), a strike by union employees (approximately $2.3 million), a net increase to an environmental reserve (approximately $5 million), higher bad debt expense (approximately $1.0 million) and higher employee expenses.

Depreciation and amortization expense  was $159.6 million in the first half of 2005 compared to $126.6 million in the same period of 2004, an increase of $33 million or 26%.  The increase primarily reflects amortization costs related to transition property regulatory asset ($29.8 million) and higher depreciable distribution and transmission plant in service and an increase to the transmission depreciation rate.

DSM and renewable energy programs expense  was $33.4 million in the first half of 2005 compared to $33.1 million in the same period of 2004, an increase of $0.3 million, or 1%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes  were $55.0 million in the first half of 2005 compared to $53.8 million in the same period of 2004, an increase of $1.2 million, or 2%.  This increase was primarily due to higher overall municipal property taxes caused primarily by increased property investments in our transmission and distribution system.

Income taxes  attributable to operations were $50.9 million in the first half of 2005 compared to $57.9 million in the same period of 2004, a decrease of $7.0 million, or 12%, reflecting lower pre-tax operating income in 2005.

Other income, net

Other income, net  was approximately $1.7 million in the first half of 2005 compared to $3.8 million in the same period of 2004, a decrease of $2.1 million.  The decrease is primarily due to the absence in 2005 of proceeds from an executive life insurance policy of $1.2 million and $1.7 million in employee-related contract fees as a result of the Blackstone Station sale.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $82.1 million in the first half of 2005 compared to $73.0 million in the same period of 2004, an increase of $9.1 million, or 12%.  The increase in interest expense primarily reflects:

-	Higher interest costs in 2005 of $4.3 million on Boston Edison's $300 million ten-year fixed rate 4.875% Debentures issued on April 16, 2004
-

Additional interest costs associated with transition property securitization.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs.  The future income stream was sold to these companies by Boston Edison and ComElectric.

-	Higher rates on variable rate debt

These increases were partially offset by:

-	The absence in 2005 of expense of nearly $3 million related to the retirement of Boston Edison's $181 million 7.80% Debentures on March 15, 2004
-

The impact of the March 1, 2005 retirement of $150 million variable rate Note, due in May 2006, at ComElectric with a portion of the proceeds from the sale of CEC Funding LLC's securitization certificates

Short-term and other interest expense  was $2.9 million in the first half of 2005 compared to $4.0 million in the same period of 2004, a decrease of $1.1 million, or 28%.  The decrease is primarily due to lower interest costs on regulatory deferrals offset by higher short-term debt borrowing costs primarily reflective of a 182 basis point increase in interest rates.

Liquidity and Capital Resources

     Current Cash Flow Activity

NSTAR’s primary uses of cash in the first half of 2005 include capital expenditures, dividend payments, debt reductions, and liquidation payments under certain purchase power contract buy-out agreements.

Operating cash flow activities, including the contract buy-outs in the first half of 2005, required $291.5 million of cash.  The Company used $180.1 million in its investing activities, primarily to fund $169.4 million of plant expenditures, which included system reliability and infrastructure improvement projects incurred by NSTAR Electric and NSTAR Gas operations.  Additionally, the Company provided $470.2 million (net) from financing activities primarily from the issuance of $674.5 million of transition property securitization certificates.

     Operating Activities

The net cash required in the first half of 2005 for operating activities primarily relates to the contract termination payments on certain purchase power contracts in 2005.  Deferred income tax expense and income tax asset both increased due to the contract termination payments made on March 1, 2005 on certain purchase power contracts.  The payment of approximately $554 million creates a current tax deduction.  The payment also creates a timing difference since the payment, for book purposes, will be amortized to expense over approximately eight years, the period of the collection from customers.  Additionally, with the issuance of transition property securitization certificates, NSTAR increased the amount of transition costs that it can recover in the future and, therefore, increased regulatory assets.

Other changes to NSTAR's working capital primarily reflect the timing of receipts and disbursements.  For the six months ended June 30, 2005 and 2004, NSTAR contributed approximately $37 million and $45 million, respectively, to its benefit plans.  NSTAR currently anticipates that it will contribute approximately $18 million to its benefit plans in the remainder of 2005.

     Investing Activities

The net cash used in investing activities in the first half of 2005 of $180.1 million consists primarily of capital expenditures related to infrastructure investments in transmission and distribution systems.  Capital expenditures increased almost $50 million from the prior year primarily due to Boston Edison's 345 kV project.  Boston Edison has spent almost $40 million on this project year-to-date.

     Financing Activities

The net cash provided by financing activities in the first half of 2005 of $470.2 million primarily reflects the issuance of $674.5 million of transition property securitization certificates on March 1, 2005.  Offsetting the receipt of cash from the securitization financing, NSTAR used cash to make long-term debt redemptions and sinking funds payments of $205.0 million and to pay dividends of $62.8 million.

On March 1, 2005, two wholly owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding LLC, issued $265.5 million and $409 million, respectively, in notes to a special purpose trust created by two Massachusetts state agencies.  The trust then concurrently issued a total of $674.5 million of rate reduction certificates to the public.  These certificates represent fractional, undivided beneficial interests in the notes issued by BEC Funding II, LLC and CEC Funding, LLC and are secured by a portion of the transition charge assessed on Boston Edison's and ComElectric's retail customers as permitted under the 1997 Massachusetts Electric Industry Restructuring Act and authorized by the MDTE. These certificates are non-recourse to Boston Edison and ComElectric, respectively.  The assets and revenues of BEC Funding II, LLC and CEC Funding, LLC, including without limitation, the transition property, are owned solely by BEC Funding II, LLC and CEC Funding, LLC, and are not available to creditors of Boston Edison, ComElectric or NSTAR.  The certificates and the related BEC Funding II, LLC and CEC Funding, LLC notes were issued at a weighted average yield of 4.15% in four classes with varying final maturity dates between 2008 and 2015.  Scheduled semi-annual principal payments begin in September 2005.  The net proceeds from this transaction were used to make liquidation payments required in connection with the termination of certain purchase power agreements, and, in the case of ComElectric, to repay outstanding debt.

NSTAR’s banking arrangements provide for daily cash transfers to the Company’s disbursement accounts as vendor checks are presented for payment and where the right of offset does not exist among accounts.  Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Condensed Consolidated Statement of Cash Flows.

In connection with the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, NSTAR has issued approximately 129,000 shares under this registration and received approximately $7.1 million for the six months ended June 30, 2005.

Sources of Additional Capital and Financial Covenant Requirements

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at June 30, 2005 and December 31, 2004. NSTAR's long-term debt other than the Mortgage Bonds/Notes of NSTAR Gas and Medical Area Total Energy Plant, Inc., a wholly owned indirect subsidiary of NSTAR, is unsecured.

NSTAR has a five-year, $175 million revolving credit agreement that expires in November 2009.  At June 30, 2005 and December 31, 2004, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at June 30, 2005 and December 31, 2004, had $27.5 million and $5 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity.  Commitment fees must be paid on the total agreement amount. At June 30, 2005 and December 31, 2004, NSTAR was in full compliance with the aforementioned covenant as the ratios were 57.1% and 58.3% respectively.

Boston Edison has approval from the FERC to issue short-term debt securities from time to time on or before December 31, 2006, with maturity dates no later than December 31, 2007, in amounts such that the aggregate principal does not exceed $450 million at any one time.  Boston Edison has a five-year, $350 million revolving credit agreement that expires in November 2009.  However, unless Boston Edison receives necessary approvals from the MDTE, the credit agreement will expire 364 days from the date of the first draw under the agreement.   At June 30, 2005 and December 31, 2004, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to Boston Edison's $350 million commercial paper program that had a $142.5 million and $46.5 million balance at June 30, 2005 and December 31, 2004, respectively. Under the terms of the revolving credit agreement, Boston Edison is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity.   At June 30, 2005 and December 31, 2004, Boston Edison was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 55.4% and 53.1%, respectively.

As of June 30, 2005, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $145 million available under several lines of credit and had $69.4 million and $109.9 million outstanding under these lines of credit at June 30, 2005 and December 31, 2004, respectively.   As of September 28, 2004, ComElectric and Cambridge Electric have FERC authorization to issue short-term debt securities from time-to-time on or before November 30, 2006 and June 27, 2006, with maturity dates no later than November 30, 2007 and June 27, 2007, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

In connection with the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, NSTAR has issued approximately 129,000 shares under this registration and received approximately $7.1 million for the six months ended June 30, 2005.

At NSTAR's Annual Meeting on April 28, 2005, NSTAR shareholders approved the authorization of an additional 100 million common shares and the Board of Trustees approved a two-for-one stock split of NSTAR common shares, in the form of a 100% common share dividend, for shareholders of record on May 16, 2005.  The new shares were issued on June 3, 2005.  The Company’s intent in effecting a stock split in the form of a stock dividend was to increase the number of outstanding common shares, to reduce the per share stock price thereby making it more accessible to investors and to align the stock price with comparable peers in the utility industry.

During May 2005, Boston Edison issued a $7.5 million standby letter of credit to the general contractor of Boston Edison’s 345kV project.  The amount of the standby letter of credit reduces to $4.5 million on February 1, 2006.  The contractor will be able to draw upon the letter of credit if Boston Edison does not comply with the payment terms of the Construction Agreement, signed by both parties.  NSTAR believes that it is remote that the standby letter of credit will be used.

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

Part II.  Other Information

Item 1.  Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance, except for the item disclosed in the Condensed Consolidated Financial Statements, Note K, Part 1, “Environmental Matters”.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 1997 Share Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended June 30, 2005, the shares listed below were acquired in the open market primarily in connection with the NSTAR Savings Plan.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

April	107,400	$27.06
May	92,238	$27.89
June	18,587	$29.83

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of NSTAR was held on April 28, 2005.  Proxies representing 44,177,858 shares, or 82.8%, of the 53,339,657 outstanding shares entitled to vote were present at the Annual Meeting, constituting a quorum.

Proposal 1.    The following four Class III trustees were elected to serve until the 2008 Annual Meeting and until the election and qualification of their respective successors:

	Votes For	Votes Withheld

Charles K. Gifford	43,379,672	798,186
Paul A. La Camera	43,418,326	759,532
Sherry H. Penney	43,379,522	798,336
William C. Van Faasen	43,411,760	766,097

Proposal 2.    Shareholders approved the ratification of the appointment of PricewaterhouseCoopers LLP as NSTAR’s independent registered public accounting firm for 2005, as follows:

For	Against	Abstain

43,579,005	305,441	293,412

Proposal 3.   Shareholders approved an amendment to the Declaration of Trust to increase the number of authorized NSTAR common shares from 100,000,000 to 200,000,000, as follows:

For	Against	Abstain

42,226,127	1,546,978	404,753

Item 6.  Exhibits

Exhibit filed herewith:
Exhibit	3i	-	Articles of Incorporation

	3.1		Declaration of Trust of NSTAR (dated as of April 20, 1999, as amended April 28, 2005)

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

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

NSTAR
(Registrant)

Date: August 1, 2005	By: /s/ R.J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer