Form 10-Q
period 2005-09-30
NSTAR/MA
filed 2005-11-09
CIK 1035675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1, as of October 28, 2005.

NSTAR
Form 10-Q - Quarterly Period Ended September 30, 2005

Part I. Financial Information:		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Retained Earnings	3

	Condensed Consolidated Balance Sheets	4 - 5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7 - 21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21 - 38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

Part II. Other Information:

Item 1.	Legal Proceedings	38 - 39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

Signature		41

Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR has filed with the SEC on the SEC's website at www.sec.gov.  In addition, NSTAR's Board of Trustees has various committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee, and a Board Governance and Nominating Committee.  The Board also has a standing Executive Committee.  The Board has adopted the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees.  NSTAR's SEC filings and Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR's executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR's website at www.nstaronline.com.  Copies of NSTAR's SEC filings may also be obtained by writing or calling NSTAR's Investor Relations Department at One NSTAR Way, Westwood, MA 02090 or (781) 441-8100.

Part I.  Financial Information
Item 1.  Financial Statements

NSTAR
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except earnings and dividends declared per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Operating revenues	$858,495	$781,510	$2,430,545	$2,241,205

Operating expenses:
Purchased power and cost of gas sold	462,118	430,735	1,341,648	1,248,526
Operations and maintenance	104,780	103,182	336,190	312,833
Depreciation and amortization	85,722	62,052	249,268	192,602
Demand side management and renewable energy programs	18,768	18,165	52,133	51,233
Property and other taxes	23,643	24,904	78,630	78,677
Income taxes	43,986	41,204	90,978	95,152
Total operating expenses	739,017	680,242	2,148,847	1,979,023

Operating income	119,478	101,268	281,698	262,182

Other income (deductions):
Other income, net	3,099	1,668	5,340	5,842
Other deductions, net	(399)	-	(969)	(417)
Total other income, net	2,700	1,668	4,371	5,425

Interest charges:
Long-term debt	30,106	30,332	90,794	88,621
Transition property securitization	12,477	6,845	33,862	21,602
Short-term debt and other	2,134	2,222	5,073	6,250
Allowance for borrowed funds used during
construction (AFUDC)	(1,039)	(234)	(2,560)	(858)
Total interest charges	43,678	39,165	127,169	115,615

Preferred stock dividends of subsidiary	490	490	1,470	1,470
Net income	$78,010 ======	$63,281 =====	$157,430 ======	$150,522 ======
Weighted average common shares outstanding:
Basic	106,808 ======	106,336 =====	106,738 ======	106,191 ======
Diluted	107,726 ======	107,396 =====	107,567 ======	107,177 ======
Earnings per common share (Note G):
Basic	$0.73 =====	$0.60 =====	$1.47 =====	$1.42 =====
Diluted	$0.72 =====	$0.59 =====	$1.46 =====	$1.40 =====

Dividends declared per common share	$0.29 =====	$0.2775 =====	$0.87 =====	$0.8325 =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance at the beginning of the period	$535,759	$477,441	$518,252	$449,114
Add:
Net income	78,010	63,281	157,430	150,522
Subtotal	613,769	540,722	675,682	599,636
Deduct:
Dividends declared:
Common shares	30,974	29,528	92,887	88,442
Balance at the end of the period	$582,795 =====	$511,194 =====	$582,795 =====	$511,194 =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30,	December 31,
	2005	2004
Assets

Utility plant in service, at original cost	$4,545,329	$4,412,073
Less: accumulated depreciation	1,123,753	1,090,924
	3,421,576	3,321,149
Construction work in progress	185,502	103,866
Net utility plant	3,607,078	3,425,015

Non-utility property, net	146,079	154,963

Equity and other investments	75,416	72,983

Current assets:
Cash and cash equivalents	14,764	12,497
Restricted cash	14,979	10,254
Accounts receivable, net and accrued unbilled revenues	360,505	355,946
Regulatory assets	355,845	300,238
Inventory, at average cost	109,086	86,397
Income taxes	86,497	21,063
Other	11,900	11,434
Total current assets	953,576	797,829

Deferred debits:
Regulatory assets - power contracts	707,065	1,269,651
Regulatory asset - goodwill	663,578	678,698
Regulatory assets - retiree benefit costs	18,145	11,897
Regulatory assets - other	954,755	595,140
Prepaid pension	313,321	297,746
Other	80,540	87,434
Total deferred debits	2,737,404	2,940,566

Total assets	$7,519,553 ========	$7,391,356 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30,	December 31,
	2005	2004
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share,
200,000,000 shares authorized; 106,808,376 shares in 2005 and
106,550,282 shares in 2004 issued and outstanding (Note G)	$106,808	$106,550
Premium on common shares	811,861	819,454
Retained earnings	582,795	518,252
Accumulated other comprehensive loss	(3,374)	(3,374)
Total common equity	1,498,090	1,440,882

Cumulative non-mandatory redeemable preferred
stock of subsidiary	43,000	43,000

Long-term debt	1,636,552	1,792,654
Transition property securitization	787,966	308,748
Total long-term debt	2,424,518	2,101,402
Total capitalization	3,965,608	3,585,284

Current liabilities:
Long-term debt	108,803	108,197
Transition property securitization	138,546	41,048
Notes payable	148,500	161,400
Deferred income taxes	11,047	8,072
Accounts payable	277,234	239,613
Power contracts	176,064	171,312
Accrued expenses	253,971	231,490
Total current liabilities	1,114,165	961,132

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,265,163	1,114,588
Power contracts	707,065	1,269,651
Pension liability	32,657	31,296
Regulatory liability - cost of removal	266,331	258,722
Other	168,564	170,683
Total deferred credits	2,439,780	2,844,940

Commitments and contingencies

Total capitalization and liabilities	$7,519,553 ========	$7,391,356 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
Operating activities:	2005	2004
Net income	$157,430	$150,522
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	250,180	193,183
Deferred income taxes	164,939	31,795
AFUDC	(2,560)	(858)
Gain on sale of steam assets	(2,564)	-
Net changes in:
Accounts receivable and accrued unbilled revenues	(4,559)	(10,112)
Accounts payable	47,217	(37,640)
Other current assets	(144,171)	2,903
Other current liabilities	27,975	92,322
Effects of purchase power contract buy-outs	(554,270)	-
Net change from other operating activities	40,454	(81,989)
Net cash (used in) provided by operating activities	(19,929)	340,126

Investing activities:
Plant expenditures (excluding AFUDC)	(280,203)	(198,600)
Increase in restricted cash	(4,725)	(1,369)
Proceeds from sale of property	5,500	14,252
Investments	(2,537)	(3,412)
Net cash used in investing activities	(281,965)	(189,129)

Financing activities:
Long-term debt redemptions	(156,408)	(187,213)
Transition property securitization redemptions	(97,784)	(51,166)
Issuance of transition property securitization	674,500	-
Issuance of long-term debt	-	300,000
Debt issue costs	(6,513)	(1,851)
Net change in notes payable	(12,900)	(118,900)
Change in disbursement accounts	(9,596)	(6,464)
Common stock issuance	7,146	3,965
Dividends paid	(94,284)	(89,817)
Net cash provided by (used in) financing activities	304,161	(151,446)

Net increase (decrease) in cash and cash equivalents	2,267	(449)
Cash and cash equivalents at the beginning of the year	12,497	16,526
Cash and cash equivalents at the end of the period	$14,764	$16,077
Supplemental disclosures of cash flow information:	=======	======
Cash paid during the period for:
Interest, net of amounts capitalized	$122,344	$108,361
Income taxes, net of refunds	$5,144	$3,680

Noncash financing activity:
Noncash common stock issuance	$-	$4,063

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR's 2004 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business. The Company serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's retail utility subsidiaries are Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), Cambridge Electric Light Company (Cambridge Electric) (collectively operating as "NSTAR Electric") and NSTAR Gas Company (NSTAR Gas).  Reference in this report to "NSTAR" shall mean the registrant NSTAR or NSTAR and its subsidiaries as the context requires.  NSTAR also has ownership interests in and conducts non-utility, unregulated operations.

2.  Basis of Consolidation and Accounting

The financial information presented as of September 30, 2005 and for the three and nine-month periods ended September 30, 2005 and 2004 have been prepared from NSTAR's books and records without audit by an independent registered public accounting firm.  However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Financial information as of December 31, 2004 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included.  Effective September 30, 2005, NSTAR has changed its classification of goodwill to a regulatory asset on the accompanying Condensed Consolidated Balance Sheets.  For more information, refer to Note L.  Certain other immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

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

The results of operations for the three and nine-month periods ended September 30, 2005 and 2004 are not indicative of the results that may be expected for an entire year.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months, as sales tend to vary with weather conditions.  Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per common share amounts)	2005	2004	2005	2004

Net income, as reported	$78,010	$63,281	$157,430	$150,522
Add: Share grant incentive compensation expense included
in reported net income, net of related tax effects	983	696	2,389	1,914

Deduct: Total share grant and stock option compensation
expense determined under fair value method for all
awards, net of related tax effects	(1,208)	(917)	(2,975)	(2,523)

Pro forma net income	$77,785 =====	$63,060 =====	$156,844 =====	$149,913 =====

Earnings per common share:
Basic - as reported	$0.73	$0.60	$1.47	$1.42
Basic - pro forma	$0.73	$0.60	$1.47	$1.41
Diluted - as reported	$0.72	$0.59	$1.46	$1.40
Diluted - pro forma	$0.72	$0.58	$1.46	$1.40

4.  Pension and Other Postretirement Benefits

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  During the first nine months of 2005, NSTAR contributed approximately $35 million to the Plan.  The Company does not currently anticipate contributing additional amounts to the Plan over the remaining three months of 2005.

SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension and postretirement benefits cost.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Service cost	$5.2	$4.8	$15.5	$14.3
Interest cost	14.4	15.0	43.2	45.1
Expected return on Plan assets	(18.6)	(17.7)	(55.8)	(53.1)
Amortization of transition obligation	-	0.1	-	0.3
Amortization of prior service cost	-	-	0.1	0.1
Recognized actuarial loss	6.6	6.8	19.7	20.2
Net periodic pension benefit cost	$7.6 =====	$9.0 ====	$22.7 ====	$26.9 =====

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute for postretirement benefits.  During the first nine months of 2005, NSTAR contributed approximately $16 million toward these benefits.  The Company anticipates contributing an additional $4 million for these benefits over the remaining three months of 2005.

Components of net periodic postretirement benefits cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Service cost	$1.4	$1.5	$4.3	$4.4
Interest cost	8.3	8.3	25.0	25.0
Expected return on Plan assets	(6.3)	(5.9)	(18.8)	(17.8)
Amortization of transition obligation	2.9	0.5	8.3	1.3
Amortization of prior service cost	0.1	0.3	0.2	1.0
Recognized actuarial loss	0.3	2.3	1.0	7.2
Net periodic postretirement benefit cost	$6.7 ====	$7.0 ====	$20.0 =====	$21.1 ====

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law.  The Act provides for drug benefits for retirees over the age of 65 under a new Medicare Part D program.  For employers like NSTAR, who currently provide retiree medical programs for eligible former employees over the age of 65, there are subsidies available that are contained in the Act.  The Act entitles these employers to a direct tax-exempt federal subsidy.

In May 2004, the FASB provided guidance on the accounting for the effects of the Act. The guidance requires that, when an employer initially accounts for the effects of the Act, the impact on the accumulated postretirement benefits obligation (APBO) should be accounted for as an actuarial gain (assuming, no plan amendments are made).  In accordance with this provision, NSTAR's APBO was reduced by approximately $51 million in 2004.  In addition, since the subsidy affects the employer's share of its plan's costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy reduces service cost when it is recognized as a component of net periodic postretirement benefits cost. NSTAR's adoption of the accounting guidance resulted in a reduction to the net periodic postretirement benefit cost of approximately $7 million in 2004 and is reflected as a component of net periodic postretirement benefits costs above.  As required, the Company restated its net periodic postretirement benefits cost for the first two quarters of 2004.  However, due to the Company's pension and other postretirement benefits rate reconciliation adjustment mechanism that went into effect on September 1, 2003, this reduction in cost does not have an impact on earnings.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47).  FIN 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated.  Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the existence of the liability.  FIN 47 is effective for NSTAR at December 31, 2005.  NSTAR is currently assessing the impact that the interpretation may have on its consolidated financial position and results of operation.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154).  This Standard is effective January 1, 2006 and it changes the requirements for the accounting for and reporting of accounting changes and error corrections.  The Standard establishes retrospective application as the required method for reporting a change in accounting principle rather than reporting a cumulative effect of change in accounting principle.  Retrospective application requires the application of the new accounting principle to prior periods as if that principle had always been used.  NSTAR will adopt this Standard.

Note B.  Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of September 30, 2005 and December 31, 2004, the estimated amount of the cost of removal included in regulatory liabilities was approximately $266 million and $259 million, respectively, based on the cost of removal component in current historic depreciation rates.

Note C.  Derivative Instruments - Power Contracts

NSTAR accounts for its power contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and related interpretations.  At September 30, 2005, NSTAR does not have any contracts which must be classified as derivative instruments.  On March 1, 2005, NSTAR closed on a securitization financing for $674.5 million to finance the buy-out of four contracts that were classified as derivative instruments at December 31, 2004.  These four contracts had a fair value of approximately $472 million at December 31, 2004 and were therefore removed as a derivative instrument from Deferred credits - Power contracts, along with the offsetting regulatory asset, on the accompanying Condensed Consolidated Balance Sheets.  The securitization debt obligation was recorded along with an offsetting regulatory asset to reflect the future recovery of the debt obligation through its electric distribution companies' transition charge.

Note D.  Variable Interest Entities

In 2004, NSTAR created two wholly owned special purpose subsidiaries: BEC Funding II, LLC and CEC Funding, LLC, to undertake the sale of a combined $674.5 million in notes to a special purpose trust.  This trust was created by two Massachusetts state agencies. See Note I, Securitization, for more information.  As part of NSTAR's assessment of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 (FIN 46R), NSTAR separately reviewed the substance of these entities to determine if it is proper to consolidate these entities. Based on its review, NSTAR concluded that BEC Funding II, LLC and CEC Funding, LLC are variable interest entities and therefore have been consolidated in the accompanying consolidated financial statements.

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

On March 1, 2005, NSTAR Electric and NSTAR Gas filed their 2004 Service Quality Reports with the MDTE that demonstrated the Companies achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2004.  The MDTE is reviewing this filing and will likely issue an order prior to December 31, 2005.

As of September 30, 2005, NSTAR anticipates that for 2005, two of its electric subsidiaries' are likely to be in a combined penalty position ranging from $0.3 million to $0.4 million relating to their applicable performance benchmarks.   This penalty position is primarily caused by the severe winter storms experienced earlier in the year. As a result, NSTAR has recorded a liability of this potential obligation.  Since 2001, NSTAR Electric and NSTAR Gas have not been in a penalty position and therefore, the current performance is not indicative of prior years' results.

Recently, the MDTE initiated a proceeding to potentially modify the service quality indicators for all Massachusetts utilities.  Until any modification occurs, the current service quality indicators will remain in place.  NSTAR currently cannot predict the outcome of this proceeding or its impact.

Note F.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $49.6 million and $50.3 million and corresponding net increases in accumulated deferred income taxes were recorded as of September 30, 2005 and December 31, 2004, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

On October 20, 2005, NSTAR received its final Internal Revenue Service Agent's Reports for 2001 and 2002.  As a result of these Reports, as of September 30, 2005, NSTAR recognized a reduction of $4.2 million in accumulated deferred income tax liability on the accompanying Condensed Consolidated Balance Sheets and a corresponding reduction to income tax expense.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2005 and the actual effective income tax rate for the year ended December 31, 2004:

	2005	2004
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.8	3.9
Investment tax credits	(0.5)	(0.6)
ESOP dividend deduction	(0.9)	(0.7)
Other	(1.1)	1.1
Effective tax rate	37.3 ===== %	38.7 ===== %

Note G.  Capital Stock

At NSTAR's Annual Meeting of Shareholders held on April 28, 2005, shareholders approved an increase in the number of the Company's authorized shares from 100 million to 200 million.   Subsequently, the Board of Trustees approved a two-for-one stock split of NSTAR's common shares, in the form of a 100% common share dividend, to shareholders of record on May 16, 2005.  The new shares were issued on June 3, 2005.  The Company's intent in effecting a stock split in the form of a stock dividend was to increase the number of outstanding common shares and to reduce the per share stock price thereby making it more accessible to investors.  Common equity, common shares, and stock option activity for all periods presented have been restated to give retroactive recognition to the stock split.  In addition, all references in the financial statements and notes to the financial statements, to weighted average number of basic and diluted shares, and per share amounts of the Company's common shares have been restated to give retroactive recognition to the stock split.

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income	$78,010	$63,281	$157,430	$150,522
Basic EPS	$0.73	$0.60	$1.47	$1.42
Diluted EPS	$0.72	$0.59	$1.46	$1.40

Weighted average common shares
outstanding for basic EPS	106,808	106,336	106,738	106,191
Effect of diluted shares:
Weighted average dilutive potential common shares	918	1,060	829	986
Weighted average common shares outstanding for diluted EPS	107,726 =====	107,396 =====	107,567 =====	107,177 =====

Note I.  Securitization

On March 1, 2005, two wholly owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding LLC, issued $265.5 million and $409 million, respectively, in notes to a special purpose trust created by two Massachusetts state agencies.  The trust then concurrently issued a total of $674.5 million of rate reduction certificates to the public.  These certificates represent fractional, undivided beneficial interests in the notes issued by BEC Funding II, LLC and CEC Funding, LLC and are secured by a portion of the transition charge assessed on Boston Edison's and ComElectric's retail customers as permitted under the 1997 Massachusetts Electric Industry Restructuring Act and authorized by the MDTE.  These certificates are non-recourse to Boston Edison and ComElectric, respectively.  The assets and revenues of BEC Funding II, LLC and CEC Funding, LLC, including without limitation, the transition property, are owned solely by BEC Funding II, LLC and CEC Funding, LLC, and are not available to creditors of Boston Edison, ComElectric or NSTAR.  The certificates, and the related BEC Funding II, LLC and CEC Funding, LLC notes were issued at a weighted average yield of 4.15% in four classes with varying final maturity dates between 2008 and 2015.  Scheduled semi-annual principal payments began in September 2005.  The net proceeds from this transaction were used to make liquidation payments required in connection with the termination of certain purchase power agreements, and, in the case of ComElectric, to repay $150 million of outstanding long-term debt.

Note J.  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications and a liquefied natural gas service.  Amounts shown on the following table for the three and nine-month periods ended September 30, 2005 and 2004 include the allocation of costs incurred by NSTAR, which primarily consists of interest charges and are allocated to the subsidiary companies based on NSTAR's investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended September 30,
2005
Operating revenues	$758,736	$64,132	$35,627	$858,495
Segment net income (loss)	$78,576	$(3,480)	$2,914	$78,010
2004
Operating revenues	$698,072	$57,753	$25,685	$781,510
Segment net income (loss)	$65,888	$(3,769)	$1,162	$63,281

Nine months ended September 30,
2005
Operating revenues	$1,965,651	$362,217	$102,677	$2,430,545
Segment net income	$136,770	$13,888	$6,772	$157,430
2004
Operating revenues	$1,818,071	$339,950	$83,184	$2,241,205
Segment net income	$129,592	$15,188	$5,742	$150,522

Total assets
September 30, 2005	$6,639,750	$682,349	$197,454	$7,519,553
December 31, 2004	$6,493,187	$696,710	$201,459	$7,391,356

Note K.  Electric Equity Investment

NSTAR Electric collectively has an equity ownership interest of 4% in Maine Yankee Atomic Power Company (MY).  On October 3, 2005, MY was notified by the U.S. Nuclear Regulatory Commission (NRC) that its former plant site has been decommissioned in accordance with NRC procedures.  The NRC has amended MY's license, reducing the land under the license from approximately 179 acres to the 12 acre Independent Spent Fuel Storage Installation (ISFSI) that includes a dry cask storage facility, and marks the first time a commercial nuclear power plant in the United States has been fully decommissioned with all plant buildings removed.  MY's amended license will continue to apply to the ISFSI where spent nuclear fuel from the plant's 23 years of operation is stored.  MY remains responsible for the security and protection of the ISFSI and is required to maintain a radiation monitoring program at the site.

During the course of carrying out the decommissioning work, the Yankee Atomic Electric Company (YA) has identified increases in the scope of soil and other remediation required to meet environmental standards, beyond the levels assumed in the 2003 Estimate.  YA is continuing to evaluate the impact of the additional requirements on its decommissioning plan.  While that evaluation is not complete, as of October 27, 2005, YA has determined that the schedule for the completion of physical work will need to extend until mid-2006 and the costs of completing decommissioning will be approximately $63 million greater than the estimate that formed the basis of the 2003 FERC settlement.  Based on this allocation increase, NSTAR Electric is obligated to pay $8.8 million to the decommissioning of YA.  Most of the cost increase relates to decommissioning expenditures that will be made during 2006.  In order to fund these additional costs, YA is preparing an application to FERC for increased decommissioning charges to go into effect in early 2006, subject to FERC approval.  The timing and amount of the FERC application and the ultimate increase in decommissioning costs are under development, but YA expects that it will seek rate recovery of a significant component of this increase in expenditures during 2006.

Note L.  Change in Classification of Goodwill

In the third quarter of 2005, NSTAR changed its classification of the amount included as Goodwill in the December 31, 2004 Consolidated Balance Sheet of $415.5 million to a Deferred debit - Regulatory asset -- goodwill.  As a result of this change in classification to a regulatory asset and in accordance with the requirements of SFAS 109, "Accounting for Income Taxes," the Company recognized $268.2 million of accumulated deferred income taxes along with an offsetting regulatory asset as of September 30, 2005.  The new classification of goodwill was adopted to better align with the Company's recovery of goodwill amortization from customers.   For comparative purposes, NSTAR has adopted the new classification retrospectively to the financial statements of prior periods.  The regulatory asset, representing the accumulated deferred income taxes, will be amortized over the remaining life of the regulatory asset -- goodwill in accordance with the Company's merger rate order allowing recovery of goodwill amortization and amounts to approximately $7.9 million annually.  This additional amortization expense is entirely offset by a corresponding deferred income tax - benefit.

The Company's goodwill arose from the merger that created NSTAR in 1999.  As a result of a rate order from the MDTE approving the merger, the Company is recovering goodwill from its customers and, therefore, NSTAR has determined that this rate structure allows for amortization of goodwill over the collection period.

This classification change had no effect on prior year earnings and, therefore, there has been no change to previously reported retained earnings.

A summary of the impact of the classification change as of and for the three and six month periods ended March 31, 2005 and June 30, 2005, respectively, is as follows: (in thousands)

	Three Month Period Ended March 31, 2005

	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Income Statement
Depreciation and amortization	$74,743	$76,720	$1,977
Income taxes	29,799	27,822	(1,977)

	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Statement of Cash Flows
Depreciation and amortization	$75,047	$77,024	$1,977
Deferred income taxes	214,807	212,830	(1,977)

	March 31, 2005
	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Balance Sheet
Goodwill	$423,807	$-	$(423,807)
Current regulatory asset	405,144	425,304	20,160
Deferred debit regulatory asset - goodwill	-	673,658	673,658
Accumulated deferred income taxes	1,056,197	1,328,347	272,150

	Three Month Period Ended June 30, 2005

	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Income Statement
Depreciation and amortization	$84,849	$86,826	$1,977
Income taxes	21,147	19,170	(1,977)

	Six Month Period Ended June 30, 2005

	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Income Statement
Depreciation and amortization	$159,592	$163,546	$3,954
Income taxes	50,946	46,992	(3,954)

	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Statement of Cash Flows
Depreciation and amortization	$160,200	$164,154	$3,954
Deferred income taxes	198,497	194,543	(3,954)

	June 30, 2005
	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Balance Sheet
Goodwill	$420,744	$-	$(420,744)
Current regulatory asset	366,945	387,105	20,160
Deferred debit regulatory asset - goodwill	-	668,618	668,618
Accumulated deferred income taxes	1,036,516	1,306,689	270,173

A summary of the impact of the classification change as of and for the three and six month periods ended March 31, 2004 and June 30, 2004, respectively, is as follows: (in thousands)

	Three Month Period Ended March 31, 2004

	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Income Statement
Depreciation and amortization	$65,539	$67,516	$1,977
Income taxes	33,070	31,093	(1,977)

	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Statement of Cash Flows
Depreciation and amortization	$65,724	$67,701	$1,977
Deferred income taxes	37,282	35,305	(1,977)

	March 31, 2004
	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Balance Sheet
Goodwill	$436,059	$-	$(436,059)
Deferred debit regulatory asset - goodwill	-	693,818	693,818
Accumulated deferred income taxes	778,313	1,058,371	280,058

	Three Month Period Ended June 30, 2004

	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Income Statement
Depreciation and amortization	$61,057	$63,034	$1,977
Income taxes	24,832	22,855	(1,977)

	Six Month Period Ended June 30, 2004

	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Income Statement
Depreciation and amortization	$126,596	$130,550	$3,954
Income taxes	57,902	53,948	(3,954)

	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Statement of Cash Flows
Depreciation and amortization	$126,983	$130,937	$3,954
Deferred income taxes	51,829	47,875	(3,954)

	June 30, 2004
	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Balance Sheet
Goodwill	$432,996	$-	$(432,996)
Deferred debit regulatory asset - goodwill	-	688,778	688,778
Accumulated deferred income taxes	785,187	1,063,268	278,081

A summary of the impact of the classification change as of and for the three and nine month periods ended September 30, 2004 and for the years ended December 31, 2004, 2003 and 2002 is as follows: (in thousands)

	Three Month Period Ended September 30, 2004

	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Income Statement
Depreciation and amortization	$60,075	$62,052	$1,977
Income taxes	43,181	41,204	(1,977)

	Nine Month Period Ended September 30, 2004

	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Income Statement
Depreciation and amortization	$186,671	$192,602	$5,931
Income taxes	101,083	95,152	(5,931)

	Nine Month Period Ended September 30, 2004

	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Statement of Cash Flows
Depreciation and amortization	$187,252	$193,183	$5,931
Deferred income taxes	37,726	31,795	(5,931)

	September 30, 2004
	Previously Reported	As Adjusted	Effect of Change
Condensed Consolidated Balance Sheet
Goodwill	$429,933	$-	$(429,933)
Deferred debit regulatory asset - goodwill	-	683,738	683,738
Accumulated deferred income taxes	801,409	1,077,513	276,104

	Year Ended December 31, 2004

	Previously Reported	As Adjusted	Effect of Change
Consolidated Income Statement
Depreciation and amortization	$246,944	$254,852	$7,908
Income taxes	116,238	108,330	(7,908)

	Previously Reported	As Adjusted	Effect of Change
Consolidated Statement of Cash Flows
Depreciation and amortization	$246,363	$254,271	$7,908
Deferred Income taxes	79,570	71,662	(7,908)

	December 31, 2004
	Previously Reported	As Adjusted	Effect of Change
Consolidated Balance Sheet
Goodwill	$426,870	$-	$(426,870)
Current regulatory asset	280,078	300,238	20,160
Deferred debit regulatory asset - goodwill	-	678,698	678,698
Accumulated deferred income taxes	840,461	1,114,588	274,127

	Year Ended December 31, 2003

	Previously Reported	As Adjusted	Effect of Change
Consolidated Income Statement
Depreciation and amortization	$235,516	$243,424	$7,908
Income taxes	121,409	113,501	(7,908)

	Previously Reported	As Adjusted	Effect of Change
Consolidated Statement of Cash Flows
Depreciation and amortization	$236,336	$244,244	$7,908
Deferred income taxes	128,379	120,471	(7,908)

	December 31, 2003
	Previously Reported	As Adjusted	Effect of Change
Consolidated Balance Sheet
Goodwill	$439,122	$-	$(439,122)
Current regulatory asset	142,182	162,342	20,160
Deferred debit regulatory asset - goodwill	-	698,858	698,858
Accumulated deferred income taxes	765,507	1,047,542	282,035

	Year Ended December 31, 2002

	Previously Reported	As Adjusted	Effect of Change
Consolidated Income Statement
Depreciation and amortization	$239,233	$247,141	$7,908
Income taxes	107,113	99,205	(7,908)

	Previously Reported	As Adjusted	Effect of Change
Consolidated Statement of Cash Flows
Depreciation and amortization	$239,800	$247,708	$7,908
Deferred income taxes	(13,311)	(21,219)	(7,908)
	December 31, 2002
	Previously Reported	As Adjusted	Effect of Change
Consolidated Balance Sheet
Goodwill	$451,374	$-	$(451,374)
Deferred debit regulatory asset - goodwill	-	739,016	739,016
Accumulated deferred income taxes	675,881	965,823	289,942

Note M.  Commitments and Contingencies

1.  Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.

During the second quarter of 2005, the Massachusetts Supreme Judicial Court (SJC) issued its decision in one of the environmental contamination matters.   In 2004, a Superior Court had issued a decision favorable to Boston Edison that put the burden of proof on the plaintiffs to determine Boston Edison's liability for contamination.  The SJC's decision reversed the Superior Court's 2004 ruling and held that the plaintiffs in this matter are allowed to seek joint and several liability against the defendants, including Boston Edison.  The case was remanded back to the Superior Court for trial.  On October 6, 2005, Boston Edison   reached a tentative settlement in principle with the plaintiffs in this matter.  It is anticipated that the appropriate settlement documents will be filed with the Superior Court for approval during the fourth quarter of 2005.  The Boston Edison settlement payment is within the amount previously reserved for this matter.  Boston Edison will vigorously attempt to recover monies from the other responsible third parties, including recovery from its insurance carrier.

Asof September 30, 2005 and December 31, 2004, NSTAR had reserves of $10.9 million and $3.9 million, respectively, for all potential environmental sites, including the site specified in the paragraph above.   This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites. In addition, based on a legal opinion from the Company's environmental counsel, it is probable that Boston Edison will recover, at a minimum, approximately $2 million from other parties.   As a result, Boston Edison recorded an asset in the second quarter that will ultimately offset the Company's obligation.  Management believes that the ultimate disposition of this matter will not have a material adverse impact on NSTAR's results of operation, cash flows or its financial position.

NSTAR Gas is participating in the assessment or remediation of certain former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action.  The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of September 30, 2005 and December 31, 2004, NSTAR recorded a liability of approximately $4.9 million and $3.8 million, respectively, as estimates for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party.  A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

2.  Capital Spending Commitments

In the second quarter of 2005, NSTAR began construction of a substation in Stoughton, Massachusetts and a 345kV transmission line that will connect the substation to South Boston.  As of September 30, 2005, construction that is part of this project is also in progress on two other substations.  To date, this project is approximately 40% complete.  This transmission line is expected to ensure continued reliability of electric service and improve power import capability in the Northeast Massachusetts area.  This project is expected to be placed in service during the summer of 2006.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-New England's approval and will be recovered by NSTAR through wholesale and retail transmission rates.  As of September 30, 2005, NSTAR has contractual construction cost commitments of approximately $35 million related to this project.

3.  Regulatory and Legal Matters

a.  Regulatory matters

In December 2004, NSTAR Electric filed proposed transition rate adjustments for 2005, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2004.  The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2005.  The filings were updated in February 2005 to reflect final 2004 costs and revenues.  The filings are subject to annual review and reconciliation.  On October 19, 2005, the MDTE approved a settlement agreement between Cambridge Electric, ComElectric and the Attorney General of the Commonwealth of Massachusetts to resolve issues relating to the reconciliation of transition, standard offer and default service costs for 2003 and 2004.  This settlement agreement had no material effect on NSTAR's consolidated results of operations, cash flows and financial condition for a reporting period.  The reconciliation of transmission costs and revenues was not resolved by settlement and will be decided by the MDTE after a hearing.

On December 1, 2003, NSTAR Electric and NSTAR Gas filed their annual reconciliation report on their pension and PBOP rate adjustment mechanism.  Hearings were held during 2004.  On June 29, 2005, the MDTE issued their order approving the reconciliation report.  In December 2004, the companies filed their annual reconciliations for 2004 consistent with the rate adjustment mechanism.

Cambridge Electric and ComElectric filed proposed changes to their Open Access Transmission Tariff (OATT) with the Federal Energy Regulatory Commission (FERC) on March 30, 2005 to provide for consistent application of the OATT among all NSTAR Electric companies.  The new tariffs became effective on June 1, 2005; however, the FERC set issues raised in the proceeding for hearing.  Settlement discussions with an intervener and the Attorney General of the Commonwealth of Massachusetts are ongoing.

As previously disclosed, a joint return on equity (ROE) filing was made by participating New England Transmission Owners, including NSTAR Electric, with the FERC.   Among other things, the filing requested an increase in the base ROE component of regional and local transmission rates to a single ROE of 12.8% for all regional and local transmission rates, a 50 basis point adder to reward RTO participation, and a 100 basis point increase in regional rates as an incentive to build new transmission facilities.  FERC accepted the 50 basis point adder for regional rates, and set for hearing the base ROE and the 100 basis point incentive adder for new transmission.  Settlement negotiations before an administrative law judge were unsuccessful and hearings were held in early 2005.  As a result of these hearings, on May 27, 2005, an initial decision was reached.  The judge found that the base ROE should be 10.72% and that the 100 basis point adder for new transmission facilities should only apply to projects where innovative and less expensive technology is used.   Appeal briefs by all parties, including the Transmission Owners, were filed on June 27, 2005.  FERC is reviewing the judge's findings and recommendations and is expected to make a final determination later in November 2005.

b.  Locational Installed Capacity (LICAP)

On March 23, 2005, the FERC unanimously approved an ISO-New England plan to implement LICAP, a new market rule designed to compensate wholesale generators for their capacity with an implementation date of January 1, 2006.  FERC subsequently revised this date to no earlier than October 2006.  The new LICAP rules require electric load serving entities (LSE), like NSTAR Electric, to procure capacity within the zones where load is served.  The current market structure allows capacity located anywhere in New England to count towards a LSE's obligation, regardless of load zone.  NSTAR Electric's service territory covers two of the five capacity zones in New England: Northeastern Massachusetts (NEMA) and Rest of Pool (ROP).  NEMA is import-constrained and could potentially see higher capacity prices than the ROP.  The majority of NSTAR's customers are in the NEMA load zone.  At this point, it appears likely that NSTAR's new 345kV transmission project will reduce transmission constraints causing capacity prices between NEMA and ROP to converge, which could ultimately render this locational aspect of LICAP a minimal factor for NSTAR customers.  However, since the new market rules require that a certain amount of capacity be procured in the NEMA zone, these requirements could impact pricing for capacity in the NEMA zone.  Additionally, many of the generators in the NEMA zone have filed with the FERC for cost of service-type agreements called Reliability Must Run agreements for the recovery of their costs prior to the implementation of LICAP.  The new LICAP rules are likely to increase overall capacity pricing levels in New England.  Since the New England market as a whole is currently in a surplus position, currently capacity trades at a relatively low price.  One of the goals of LICAP is to provide a higher level of compensation to generators than what is currently being earned in this surplus market.  NSTAR is opposed to LICAP as this will likely increase the price of power to NSTAR's customers without any assurance that new capacity will be built.  As a result, NSTAR (and other parties) have appealed the FERC's LICAP decision in federal court.  Additionally, while LICAP has been approved by FERC, the specific parameters of the capacity pricing mechanism are still part of a contested hearing at FERC.  A final decision on these matters is expected sometime in 2006.  On October 21, 2005, FERC issued an Interim Order Regarding Settlement Procedures and Directing Compliance Filing.  In this Order, the FERC gives the parties in this proceeding a further opportunity to pursue settlement on an alternative to the LICAP mechanism.  FERC further directed that a settlement judge be appointed to manage the process.   NSTAR cannot predict the actual impact these changes will have on NSTAR Electric and its customers, but expects all costs incurred to be fully recoverable.

c.  Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance, except for the item disclosed in Note M, Part 1, "Environmental Matters."  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of NSTAR during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in NSTAR's 2004 Annual Report on Form 10-K.

Executive Overview

NSTAR (or the Company) is a holding company engaged in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's core business is a traditional "pipes and wires" company with a continuing focus on shareholder value and consistent energy delivery to our customers.  NSTAR's strategy is to invest in transmission and distribution assets that will align with its core competencies.

Recent Events

Impact from Hurricanes.  Hurricanes Katrina and Rita have impacted natural gas production, processing and transportation assets in the Gulf of Mexico (GOM).  None of these facilities are owned by NSTAR; however, NSTAR depends on resources in the GOM for supply of natural gas in addition to storage supplies which were not affected by the storms.  One of the facilities impacted is the Tennessee Gas Pipeline (TGP) 500 Line, which is currently out of service.  TGP's initial assessment is that this pipeline will be out of service for three to six months.  NSTAR has approximately 6% of its peak design winter need supplied by the 500 Line.  NSTAR is in the process of contracting to replace this supply with Canadian supplies.  NSTAR is actively involved with other utilities, pipelines, suppliers and regulators in assessing the GOM supplies and will continue to respond as necessary.

In addition, it is possible that the recent unprecedented rise in energy prices, resulting from these hurricanes, may have a negative impact on NSTAR's future electric and gas sales.  NSTAR can not predict the overall impact resulting from these events on its financial positions, results of operations or cash flows.

Regulated rates.   On September 15, 2005, NSTAR notified the Massachusetts Department of Telecommunications and Energy (MDTE) of its intention to file new rate schedules that will constitute general changes in rate schedules in the near future for its Boston Edison, Cambridge Electric, Commonwealth Electric and NSTAR Gas subsidiary companies.  This required procedural step taken by NSTAR has put the MDTE on notice of a future filing.

Operating Results

Electric utility operations.  NSTAR derives 81% of its operating revenues from the transmission and distribution of electric energy through NSTAR Electric.  NSTAR Electric is comprised of Boston Edison Company (Boston Edison), Commonwealth Electric Company (ComElectric), and Cambridge Electric Light Company (Cambridge Electric).

Gas utility operations.  NSTAR derives 15% of its operating revenues from the distribution of natural gas through NSTAR Gas Company (NSTAR Gas), NSTAR's retail gas subsidiary.

Unregulated operations.  NSTAR derives 4% of its operating revenues from several operating subsidiaries in the telecommunications and district energy delivery operations.

Earnings.  NSTAR's earnings are impacted by fluctuations in unit sales of electric kWh and gas MMbtu, which directly determine the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and therefore do not have an impact on earnings.

Net income for the quarter and nine-month periods ended September 30, 2005 amounted to $78.0 million and $157.4 million, or $0.72 and $1.46 per diluted earnings per share as compared to $63.3 million and $150.5 million, or $0.59 and $1.40 per diluted earnings per share for the same periods in 2004.

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
-

prevailing governmental policies and regulatory actions (including those of the MDTE and Federal Energy Regulatory Commission (FERC)) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in, and compliance with, environmental and safety laws and policies

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

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR's 2004 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier.  Prior to March 2005, this service was provided through either standard offer or default service.  Standard offer service ended on February 28, 2005, and default service was renamed basic service.  Therefore, all customers who have not chosen to receive service from a competitive supplier are being provided basic service.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of September 30, 2005 and December 31, 2004, customers of NSTAR Electric had approximately 39% and 24%, respectively, of their load requirements provided by competitive suppliers.

On December 21, 2004, the FERC issued an order approving Boston Edison's October 2004 request to modify its Open Access Transmission Tariff.  Effective January 1, 2005, Boston Edison is allowed to include 50 percent of construction work in progress in its rate base for transmission projects by including this amount in its local network service transmission rate formula.  The order requires Boston Edison to file annual reports of its long-term transmission plan.

On October 19, 2005, the MDTE approved a settlement agreement between Cambridge Electric/ComElectric and the Attorney General of the Commonwealth of Massachusetts to resolve issues relating to the reconciliation of transition, standard offer and default service costs for 2003 and 2004 for Cambridge Electric and ComElectric.  This settlement agreement had no material effect on NSTAR's consolidated results of operations, cash flows and financial condition for a reporting period.  The reconciliation of transmission costs and revenues was not resolved by settlement and will be decided by the MDTE after a hearing.

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

The 2004-2005 winter season CGAC factor was revised downward from earlier in 2004 to reflect decreases in the cost of gas caused by varying market conditions.  To date, the CGAC factor received MDTE approval of $0.9968 per therm effective November 1, 2004.  On February 1, 2005, an approved rate of $0.8500 per therm was established until May 1, 2005 when a rate of $0.7501 per therm was approved.  On September 1, 2005 and on November 1, 2005, due to rapid increases in natural gas prices, the MDTE approved CGAC factors of $1.2232 per therm and $1.4570 per therm, respectively.

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

On March 1, 2005, NSTAR Electric and NSTAR Gas filed their 2004 Service Quality Reports with the MDTE that demonstrated the Companies achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2004.  The MDTE is reviewing this filing and will likely issue an order prior to December 31, 2005.

As of September 30, 2005, NSTAR anticipates that for 2005, two of its electric subsidiaries' are likely to be in a combined penalty position ranging from $0.3 million to $0.4 million relating to their applicable performance benchmarks.   This penalty position is primarily caused by the severe winter storms experienced earlier in the year. As a result, NSTAR has recorded a liability of this potential obligation.  Since 2001, NSTAR Electric and NSTAR Gas have not been in a penalty position and therefore, the current performance is not indicative of prior years' results.

Recently, the MDTE initiated a proceeding to potentially modify the service quality indicators for all Massachusetts utilities.  Until any modification occurs, the current service quality indicators will remain in place.  NSTAR currently cannot predict the outcome of this proceeding or its impact.

Decommissioning

During the course of carrying out the decommissioning work, the Yankee Atomic Electric Company (YA) has identified increases in the scope of soil remediation and certain other remediation required to meet environmental standards, beyond the levels assumed in the 2003 Estimate.  YA is continuing to evaluate the impact of the additional requirements on its decommissioning plan.  While that evaluation is not complete, as of October 27, 2005, YA has determined that the schedule for the completion of physical work will need to extend until mid-2006 and the costs of completing decommissioning will be approximately $63 million greater than the estimate that formed the basis of the 2003 FERC settlement.  Based on this allocation increase, NSTAR Electric is obligated to pay $8.8 million to the decommissioning of YA.  Most of the cost increase relates to decommissioning expenditures that will be made during 2006.  In order to fund these additional costs, YA is preparing an application to FERC for increased decommissioning charges to go into effect in early 2006, subject to FERC approval.  The timing and amount of the FERC application and the ultimate increase in decommissioning costs are under development, but YA expects that it will seek rate recovery of a significant component of this increase in expenditures during 2006.

Union Contract

NSTAR's labor contract with Local 369 of the Utility Workers Union of America, AFL-CIO, expired on May 15, 2005.  After a three week strike, on May 29, 2005, NSTAR management and union officials agreed upon a new four year contract expiring June 1, 2009.  The union members, which represent approximately 1,900 employees, ratified the contract on May 31, 2005.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended September 30, 2005 and 2004 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

Overview

Earnings per common share were as follows:

	Three Months ended September 30,
	2005	2004	% Change
Basic	$0.73	$0.60	21.7
Diluted	$0.72	$0.59	22.0

Net income was $78 million for the quarter ended September 30, 2005 compared to $63.3 million for the same period in 2004.  Factors that contributed to the $14.7 million, or 23.2%, increase in 2005 earnings include:

-	Increased electric sales of 8.7% which was driven by warmer than normal summer temperatures
-	Increased transmission revenues due to higher plant investment balances
-	Decreased income tax expense of approximately $4.2 million as a result of successful resolution of uncertain tax positions

These increases were partially offset by:

-

Higher depreciation and amortization expense, excluding amortization expense related to securitization of transition property, that also reflects higher distribution and transmission property ($1.2 million) primarily resulting from higher capital additions

Significant cash flow events during the quarter include the following: NSTAR invested approximately $111 million in capital projects to improve reliability (including $35.7 million for the 345 kv project), paid approximately $31.5 million in preferred and common share dividends and retired approximately $49.2 million in long-term debt.

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWH	Three Months ended September 30,
	2005	2004	% Change

Residential	1,948,254	1,715,035	13.6
Commercial	3,687,611	3,428,032	7.6
Industrial	435,650	441,705	(1.4)
Other	36,809	37,073	(0.7)
Total retail sales	6,108,324 =======	5,621,845 =======	8.7 ===

Firm Gas Sales - BBTU	Three Months ended September 30,
	2005	2004	% Change

Residential	1,427	1,462	(2.4)
Commercial and other	1,721	1,667	3.2
Industrial	859	965	(11.0)
Total firm sales	4,007 =======	4,094 =======	(2.1) ===

The 2.1% decrease in firm gas sales in the third quarter of 2005 primarily reflects warmer overall temperatures than in 2004.

Weather Conditions

In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  The warmer weather in the third quarter of 2005 (by 26.2% over 2004) had the most favorable impact on the electric residential sector.  Commercial sales were strong also due to the warmer weather primarily due to higher air conditioning use.  For each of the three months in the quarter, NSTAR's electric demand peak exceeded the prior year's demand for the same periods.  NSTAR's electric system experienced new all-time demand peaks on two occasions in July 2005, exceeding the previous peak that occurred in 2002 by nearly 6%.  Significant investments NSTAR has made in recent years to maintain reliability and upgrade the distribution infrastructure are crucial to maintaining system demands.  Electric residential and commercial customers represented approximately 31.9% and 60.4%, respectively, of NSTAR's total retail sales mix for the third quarter of 2005 and provided 36.4% and 56.7% of distribution and transmission revenues, respectively.  Refer to the "Electric revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions and sales to these customers reflect a sluggish economic environment and decreased manufacturing production.

			Normal
			30-Year
	2005	2004	Average

Heating degree-days	93	126	126
Percentage colder (warmer) than prior year	(26.2)%	38.5%
Percentage colder (warmer) than 30-year average	(26.2)%	-

Cooling degree-days	698	501	593
Percentage warmer (cooler) than prior year	39.3%	(23.5)%
Percentage warmer (cooler) than 30-year average	17.7%	(15.5)%

Weather conditions impact electric and, to a greater extent during the winter, gas sales in NSTAR's service area.  The comparative information above relates to degree-days for the third quarter of 2005 and 2004 and the number of degree-days in a "normal" third quarter as represented by a 30-year average.  A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the third quarter of 2005 increased 9.9% from the same period in 2004 as follows:

(in millions)	Three Months Ended September 30,		Increase/(Decrease)
	2005	2004	Amount	Percent
Electric revenues
Retail distribution and transmission	$284.5	$266.3	$18.2	6.8
Energy, transition and other	471.3	427.2	44.1	10.3
Total retail	755.8	693.5	62.3	9.0
Wholesale	3.0	4.6	(1.6)	(34.8)
Total electric revenues	758.8	698.1	60.7	8.7
Gas revenues
Firm gas and transportation	16.0	15.8	0.2	1.3
Energy supply and other	48.1	41.9	6.2	14.8
Total gas revenues	64.1	57.7	6.4	11.1

Unregulated operations revenues	35.6	25.7	9.9	38.5

Total operating revenues	$858.5 ====	$781.5 =====	$77.0 ===	9.9 ====

  Electric revenues

The increase in retail distribution and transmission revenues primarily reflects higher retail mWh sales, primarily in residential and commercial sectors as well as higher demand revenues.

NSTAR's largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather and economic conditions.  Weather conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions affect NSTAR's large commercial and industrial customers.

Energy revenues are received from customers for the procurement of energy on their behalf. These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.  Other revenues primarily relate to the Company's ability to effectively reduce stranded costs (mitigation incentive) and rental revenue from electric property.  The $44.1 million increase in energy, transition and other revenues is primarily attributable to higher rates for procuring energy for our customers as a result of the increased cost of energy.

The decrease in 2005 wholesale revenues reflects the expiration of a municipal wholesale power supply contract in the fourth quarter of 2004 that was not renewed.  On September 1, 2005, NSTAR executed a new Wholesale and Distribution Service Agreement with a regional airport, to take effect upon the expiration of the current agreement between the parties, which expires October 31, 2005.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of the municipal wholesale supply contract has no impact on results of operations or cash flows.

  Gas revenues

The $0.2 million increase in firm gas and transportation revenues is attributable to the improved economy and a new large customer.

The energy supply and other revenue increase of $6.2 million primarily reflects the impact of the higher cost of gas sold due to the higher gas costs from the Company's gas suppliers.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.

  Unregulated operating revenues

Unregulated operating revenues are derived from NSTAR's unregulated businesses that include district energy operations and telecommunications.  Unregulated revenues were $35.6 million in the third quarter of 2005 compared to $25.7 million in the same period of 2004, an increase of $9.9 million, or 39%.  The increase in unregulated revenues is primarily the result of higher steam sales volume, combined with electric and chilled water having higher revenues as a result of increased sales and fuel that increased pricing to customers.

Operating expenses

Purchased power costswere $420.7 million in the third quarter of 2005 compared to $396.1 million in the same period of 2004, an increase of $24.6 million, or 6%.  The increase is primarily the result of increased electric sales, and to a lesser extent, the higher costs of fuels at our unregulated companies.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.

Cost of gas sold, representing NSTAR Gas' supply expense, was $41.4 million in the third quarter of 2005 compared to $34.6 million in 2004, an increase of $6.8 million, or 20%.  The expense increase reflects the higher costs of gas supply, offset by the lower volume of firm gas sales of 2.1%.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis.

Operations and maintenance expense   was $104.8 million in the third quarter of 2005 compared to $103.2 million in the same period of 2004, an increase of $1.6 million, or 2%.  This increase primarily reflects an increase of $2 million relating to potential litigation matters.

Depreciation and amortization expense  was $85.7 million in the third quarter of 2005 compared to $62.1 million in the same period of 2004, an increase of $23.6 million or 38%.  The increase primarily reflects amortization costs related to transition property securitization regulatory assets ($22.3 million) and higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense  was $18.8 million in the third quarter of 2005 compared to $18.2 million in the same period of 2004, an increase of $0.6 million, or 3%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes  were $23.6 million in the third quarter of 2005 compared to $24.9 million in the same period of 2004, a decrease of $1.3 million, or 5%.  This decrease was primarily due to a reconciliation of property tax accrued expenses based on actual bills.

Income taxes  attributable to operations were $44 million in the third quarter of 2005 compared to $41.2 million in the same period of 2004, an increase of $2.8 million, or 7%.   Higher pre-tax operating income in 2005 increased tax expense by approximately $7 million.  This increase was offset by the favorable resolution of uncertain tax positions that decreased tax expense by $4.2 million.

Other income, net

Other income, net  was approximately $2.7 million in the third quarter of 2005 compared to $1.7 million in the same period of 2004, an increase of $1.0 million.  The increase is primarily due to the sale of a portion of NSTAR's district energy steam assets that resulted in an after tax gain of $1.6 million.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $42.6 million in the third quarter of 2005 compared to $37.2 million in the same period of 2004, an increase of $5.4 million, or 15%.  The increase in interest expense primarily reflects:

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

These increases were partially offset by:

-

The absence in 2005 of interest expense of $0.8 million related to the March 1, 2005 retirement of $150 million variable rate Note, due in May 2006, at ComElectric with a portion of the proceeds from the sale of CEC Funding LLC's securitization notes.

Short-term and other interest expense  was $2.1 million in the third quarter of 2005 compared to $2.2 million in the same period of 2004, a decrease of $0.1 million, or 4.5%.  The decrease is primarily due to interest income on regulatory deferrals ($1.3 million) offset by higher short-term debt borrowing costs ($1.2 million) primarily reflective of a 198 basis point increase in the weighted average borrowing rates during the third quarter 2005 compared to the same period in 2004.

Results of Operations

The following section of MD&A compares the results of operations for each of the nine-month periods ended September 30, 2005 and 2004 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

Overview

Earnings per common share were as follows:

	Nine Months ended September 30,
	2005	2004	% Change
Basic	$1.47	$1.42	3.5
Diluted	$1.46	$1.40	4.3

Net income was $157.4 million for the nine-month period ended September 30, 2005 compared to $150.5 million for the same period in 2004.  Factors that contributed to the $6.9 million, or 4.6%, increase in 2005 earnings include:

-

Recognition of MDTE-approved incentive entitlements for NSTAR successfully lowering transition charges (approximately $13.8 million) and incentives related to NSTAR's demand-side management programs (approximately $0.9 million)

-	Higher electric transmission rates due to FERC approval of the inclusion of 50% CWIP in rate base and additional transmission plant in service ($10.6 million)
-	Decreased income tax expense of approximately $4.2 million derived from successful resolution of uncertain tax positions.

These increases were partially offset by:

-	Higher operations and maintenance expense due to costs associated with:
	-	severe winter storms (approximately $5.4 million)
	-	costs associated with facilities consolidation (approximately $3.3 million)
	-	incremental costs associated with a strike by union employees ($2.3 million)
	-	a net increase of approximately $5 million related to an environmental reserve
-	Lower firm gas revenues due to lower firm gas sales caused by warmer weather through September (heating degree-days declined 2.3%)
-	Higher interest costs due to more debt outstanding ($14 million)

In the first nine-months of 2005, NSTAR closed on a securitization financing transaction in which NSTAR received approximately $674.5 million in proceeds.  The net proceeds were used primarily to make liquidation payments required in connection with the termination of obligations under certain purchase power contracts (approximately $554 million) and to repay $150 million of outstanding debt at ComElectric.

Significant cash flow events during the first nine-months of 2005 include the following: NSTAR invested approximately $280 million in capital projects to improve capacity reliability, paid approximately $94.3 million in preferred and common share dividends and retired approximately $254.2 million in long-term debt.

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWH	Nine Months ended September 30,
	2005	2004	% Change

Residential	5,160,700	4,960,834	4.0
Commercial	9,978,657	9,662,124	3.3
Industrial	1,237,677	1,255,561	(1.4)
Other	117,516	119,996	(2.1)
Total retail sales	16,494,550 =======	15,998,515 =======	3.1 ===

Firm Gas Sales - BBTU	Nine Months ended September 30,
	2005	2004	% Change

Residential	15,353	16,057	(4.4)
Commercial and other	13,044	13,033	-
Industrial	3,890	3,978	(2.2)
Total firm sales	32,287 =======	33,068 =======	(2.4) ===

The 3.1% increase in retail mWh sales in the first nine-months of 2005 reflects, by customer sectors, an improvement of 4% and 3.3% residential and commercial sales offset somewhat by the sales decline in January and February due to the warmer temperatures that resulted in lower heating equipment use, partially offset in the month of June and the entire third quarter of 2005 when warmer temperatures resulted in greater air conditioning use when compared to the same periods in 2004.  The 2.4% decrease in firm gas sales in the first nine-months of 2005 primarily reflects warmer overall temperatures than in 2004.

Weather conditions

In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  The overall warmer weather in the first nine-months of 2005, the increase in electric sales is attributable in part to the commercial sector where building and expansions created the additional energy use.  Electric residential and commercial customers represented approximately 31% and 61%, respectively, of NSTAR's total retail sales mix for the first nine months of 2005 and provided 41.5% and 52.6% of distribution and transmission revenues, respectively.  Refer to the "Electric revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions and sales to these customers reflect an improving economic environment and increased manufacturing production.

			Normal
			30-Year
	2005	2004	Average

Heating degree-days	3,961	4,055	3,948
Percentage warmer than prior year	(2.3)%	(6.5)%
Percentage colder than 30-year average	0.3%	1.8%

Cooling degree-days	880	632	769
Percentage warmer (cooler) than prior year	39.2%	(16.0)%
Percentage warmer (cooler) than 30-year average	14.4%	(17.8)%

Weather conditions impact electric and, to a greater extent during the winter, gas sales in NSTAR's service area.  The comparative information above relates to heating degree-days for the first nine-months of 2005 and 2004 and the number of degree-days in a "normal" first nine-month period as represented by a 30-year average.  A "degree-day" is a unit measuring how much the outdoor mean temperature falls below (heating degree-day) or rises above (cooling degree-day) a base of 65 degrees.  Each degree below or above the base temperature is measured as one degree-day.

Operating revenues

Operating revenues for the first half of 2005 increased 8.5% from the same period in 2004 as follows:

(in millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2005	2004	Amount	Percent
Electric revenues
Retail distribution and transmission	$677.3	$666.5	$10.8	1.6
Energy, transition and other	1,279.8	1,138.0	141.8	12.5
Total retail	1,957.1	1,804.5	152.6	8.5
Wholesale	8.6	13.6	(5.0)	(36.8)
Total electric revenues	1,965.7	1,818.1	147.6	8.1
Gas revenues
Firm gas and transportation	105.0	104.8	0.2	0.2
Energy supply and other	257.2	235.2	22.0	9.4
Total gas revenues	362.2	340.0	22.2	6.5

Unregulated operations revenues	102.7	83.1	19.6	23.6
Total operating revenues	$2,430.6 =====	$2,241.2 =====	$189.4 ===	8.5 ===

  Electric revenues

The increase in retail distribution and transmission revenues reflects   a 3.1% increase in retail mWh sales substantially all in the residential and commercial sector and includes an increase in demand revenues from our commercial customers.

NSTAR's largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE.  The level of distribution revenues is affected by weather and economical conditions.  Weather conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions affect NSTAR's large commercial and industrial customers.

Energy revenues are received from customers for the procurement of energy on their behalf. These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.  Other revenues primarily relate to the Company's ability to effectively reduce stranded costs (mitigation incentive) and rental revenue from electric property.  The $141.8 million increase in energy, transition and other revenues is primarily attributable to higher rates for procuring energy for our customers and approximately $13.8 million of MDTE-approved incentive revenue entitlements for successfully lowering transition charges resulting from the securitization financing that closed on March 1, 2005.

The decrease in 2005 wholesale revenues reflects the expiration of a municipal wholesale power supply contract in the fourth quarter of 2004 that was not renewed.  On September 1, 2005, NSTAR executed a new Wholesale and Distribution Service Agreement with a regional airport, to take effect upon the expiration of the current agreement between the parties, which expires October 31, 2005.  Amounts collected from wholesale customers are credited to retail customers through the transition charge.  Therefore, the expiration of the municipal wholesale supply contract has no impact on results of operations or cash flows.

  Gas revenues

Despite the impact of warmer weather conditions, conservation efforts and the decrease in sales volumes of 2.4% during the first nine months of 2005, firm gas and transportation revenues increased primarily due to the recovery of pension and other postretirement expense through a reconciling rate mechanism.

NSTAR Gas' sales are positively impacted by colder weather because a substantial portion of its customer base uses natural gas for space heating purposes.

The energy supply and other revenue increase of $22 million primarily reflects the impact of the higher cost of gas sold from the Company's suppliers.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.

  Unregulated operating revenues

Unregulated operating revenues are derived from NSTAR's unregulated businesses that include district energy operations and telecommunications.  Unregulated revenues were $102.7 million in the first nine months of 2005 compared to $83.1 million in the same period of 2004, an increase of $19.6 million, or 24%.  The increase in unregulated revenues is primarily the result of higher steam sales volume, combined with electric and chilled water revenues being higher as a result of higher sales and pricing to customers.

Operating expenses

Purchased power costs  were $1,108.1 million in the first nine months of 2005 compared to $1,034.0 million in the same period of 2004, an increase of $74.1 million, or 7%.  The increase is primarily the result of the higher costs of procuring energy for our customers from both our regulated and unregulated companies and increased sales.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.

Cost of gas sold, representing NSTAR Gas' supply expense, was $233.6 million in the first nine months of 2005 compared to $214.5 million in 2004, an increase of $19.1 million, or 9%.  Despite the lower volume of firm gas sales of 2.4%, the expense increase reflects the higher costs of gas supply.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis.

Operations and maintenance expense  was $336.2 million in the first nine months of 2005 compared to $312.8 million in the same period of 2004, an increase of $23.4 million, or 7%.  This increase primarily reflects costs associated with winter storms (approximately $5.4 million), facilities consolidation (approximately $3.3 million), incremental costs associated with a strike by union employees (approximately $2.3 million), a net increase to an environmental reserve and other litigation reserves (approximately $5 million and $2 million, respectively), higher bad debt expense (approximately $2.3 million) and higher employee expenses.

Depreciation and amortization expense  was $249.3 million in the first nine months of 2005 compared to $192.6 million in the same period of 2004, an increase of $56.7 million or 29%.  The increase primarily reflects amortization costs related to transition property regulatory asset ($52.2 million) and higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense  was $52.1 million in the first nine months of 2005 compared to $51.2 million in the same period of 2004, an increase of $0.9 million, or 2%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes  were $78.6 million in the first nine months of 2005 compared to $78.7 million in the same period of 2004, a decrease of $0.1 million, or less than 1%.  This slight decrease is primarily due to a true-up of property tax accrued based on estimates to the actual payments made.

Income taxes  attributable to operations were $91 million in the first nine months of 2005 compared to $95.2 million in the same period of 2004,  a decrease of $4.2 million, or 4%, reflecting the favorable resolution of uncertain tax positions which decreased tax expense by $4.2 million.

Other income, net

Other income, net  was approximately $4.4 million in the first nine months of 2005 compared to $5.4 million in the same period of 2004, a decrease of $1.0 million.  The decrease is primarily due to the absence in 2005 of proceeds from an executive life insurance policy of $1.2 million and $1 million in employee-related contract fees as a result of the Blackstone Station sale, offset by a $1.6 million gain recognized in 2005 from the sale of a portion of NSTAR's district energy steam assets.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $124.7 million in the first nine months of 2005 compared to $110.2 million in the same period of 2004, an increase of $14.5 million, or 13%.  The increase in interest expense primarily reflects:

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
-

The impact of the March 1, 2005 retirement of $150 million variable rate Note, due in May 2006, at ComElectric with a portion of the proceeds from the sale of CEC Funding LLC's securitization certificates

Short-term and other interest expense   was $5.1 million in the first nine months of 2005 compared to $6.3 million in the same period of 2004, a decrease of $1.2 million, or 19%.  The decrease is primarily due to lower interest costs on regulatory deferrals offset by higher short-term debt borrowing costs primarily reflective of a 196 basis point increase in the year to date weighted average borrowing rates as compared to the same period during 2004.

Liquidity and Capital Resources

     Current Cash Flow Activity

NSTAR's primary uses of cash in the first nine months of 2005 include capital expenditures, dividend payments, debt reductions, and liquidation payments under certain purchase power contract buy-out agreements.

Operating cash flow activities, including the contract buy-outs in the first nine months of 2005, required $17.8 million of cash.  The Company used $282 million in its investing activities, primarily to fund $280.2 million of plant expenditures, which included system reliability and infrastructure improvement projects incurred by NSTAR Electric and NSTAR Gas operations.  Additionally, the Company provided $304.2 million (net) from financing activities primarily from the issuance of $674.5 million of transition property securitization certificates.

     Operating Activities

The net cash required in the first nine months of 2005 for operating activities primarily relates to the contract termination payments on certain purchase power contracts in 2005.  Deferred income tax expense and income tax asset both increased due to the contract termination payments made on March 1, 2005 on certain purchase power contracts.  The payments of approximately $554 million create a current tax deduction.  The payments also create a timing difference since the payment, for book purposes, will be amortized to expense over approximately eight years, the period of the collection from customers.

Other changes to NSTAR's working capital primarily reflect the timing of ordinary receipts and disbursements.  For the nine months ended September 30, 2005 and 2004, NSTAR contributed approximately $51 million and $52 million, respectively, to its benefit plans.  NSTAR currently anticipates that it will contribute approximately $4 million to its benefit plans in the remainder of 2005.

     Investing Activities

The net cash used in investing activities in the first nine months of 2005 of $282 million consists primarily of capital expenditures related to infrastructure investments in transmission and distribution systems.  Capital expenditures increased $81.6 million from the prior year primarily due to Boston Edison's 345 kV project.  Boston Edison has spent nearly $75 million on this project in 2005.

     Financing Activities

The net cash provided by financing activities in the first nine months of 2005 of $304.2 million primarily reflects the issuance of $674.5 million of transition property securitization certificates on March 1, 2005.  Offsetting the receipt of cash from the securitization financing, NSTAR used cash to make long-term debt redemptions and sinking funds payments of $254.2 million, paid down its short-term debt by $12.9 million and to pay dividends of $94.3 million.

On March 1, 2005, two wholly owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding LLC, issued $265.5 million and $409 million, respectively, in notes to a special purpose trust created by two Massachusetts state agencies.  The trust then concurrently issued a total of $674.5 million of rate reduction certificates to the public.  These certificates represent fractional, undivided beneficial interests in the notes issued by BEC Funding II, LLC and CEC Funding, LLC and are secured by a portion of the transition charge assessed on Boston Edison's and ComElectric's retail customers as permitted under the 1997 Massachusetts Electric Industry Restructuring Act and authorized by the MDTE. These certificates are non-recourse to Boston Edison and ComElectric, respectively.  The assets and revenues of BEC Funding II, LLC and CEC Funding, LLC, including without limitation, the transition property, are owned solely by BEC Funding II, LLC and CEC Funding, LLC, and are not available to creditors of Boston Edison, ComElectric or NSTAR.  The certificates and the related BEC Funding II, LLC and CEC Funding, LLC notes were issued at a weighted average yield of 4.15% in four classes with varying final maturity dates between 2008 and 2015.  Scheduled semi-annual principal payments began in September 2005.  The net proceeds from this transaction were used to make liquidation payments required in connection with the termination of certain purchase power agreements, and, in the case of ComElectric, to repay outstanding debt.

NSTAR's banking arrangements provide for daily cash transfers to the Company's disbursement accounts as vendor checks are presented for payment and where the right of offset does not exist among accounts.  Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Condensed Consolidated Statement of Cash Flows.

In connection with the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, NSTAR has issued approximately 129,000 shares under this registration and received approximately $7.1 million for the nine months ended September 30, 2005.

Sources of Additional Capital and Financial Covenant Requirements

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at September 30, 2005 and December 31, 2004. NSTAR's long-term debt other than the Mortgage Bonds, Notes of NSTAR Gas and Medical Area Total Energy Plant, Inc., a wholly owned indirect subsidiary of NSTAR, is unsecured.

NSTAR has executed a five-year, $175 million revolving credit agreement that expires in November 2009.  At September 30, 2005 and December 31, 2004, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at September 30, 2005 and December 31, 2004, had $39 million and $5 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity.  Commitment fees must be paid on the total agreement amount. At September 30, 2005 and December 31, 2004, NSTAR was in full compliance with the aforementioned covenant as the ratios were 55.4% and 58.3% respectively.

Boston Edison has approval from the FERC to issue short-term debt securities from time to time on or before December 31, 2006, with maturity dates no later than December 31, 2007, in amounts such that the aggregate principal does not exceed $450 million at any one time.  Boston Edison has a five-year, $350 million revolving credit agreement that expires in November 2009.  However, unless Boston Edison receives necessary approvals from the MDTE, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At September 30, 2005 and December 31, 2004, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to Boston Edison's $350 million commercial paper program that had a $18 million and $46.5 million balance at September 30, 2005 and December 31, 2004, respectively. Under the terms of the revolving credit agreement, Boston Edison is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity.   At September 30, 2005 and December 31, 2004, Boston Edison was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 44% and 53.1%, respectively.

As of September 30, 2005, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $145 million available under several lines of credit and had $91.5 million and $109.9 million outstanding under these lines of credit at September 30, 2005 and December 31, 2004, respectively.   As of September 28, 2004, ComElectric and Cambridge Electric have FERC authorization to issue short-term debt securities from time-to-time on or before November 30, 2006 and June 27, 2006, with maturity dates no later than November 30, 2007 and June 27, 2007, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

In connection with the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, NSTAR has issued approximately 129,000 shares under this registration and received approximately $7.1 million for the nine months ended September 30, 2005.

At NSTAR's Annual Meeting of Shareholders held on April 28, 2005, shareholders approved an increase in the number of the Company's authorized shares from 100 million to 200 million common shares.  The Board of Trustees subsequently approved a two-for-one stock split of NSTAR common shares, in the form of a 100% common share dividend, for shareholders of record on May 16, 2005.  The new shares were issued on June 3, 2005.  The Company's intent in effecting a stock split in the form of a stock dividend was to increase the number of outstanding common shares, to reduce the per share stock price thereby making it more accessible to investors.

During May 2005, Boston Edison issued a $7.5 million standby letter of credit to the general contractor of Boston Edison's 345kV project.  The amount of the standby letter of credit reduces to $4.5 million on February 1, 2006.  The contractor will be able to draw upon the letter of credit if Boston Edison does not comply with the payment terms of the respective executed construction agreement, signed by both parties.  NSTAR believes that it is very unlikely that a draw will be made on the standby letter of credit.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

NSTAR's exposure to financial market risk results primarily from fluctuations in interest rates.  There have been no material changes to NSTAR's market risks as disclosed in NSTAR's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Part II.  Other Information

Item 1.  Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance, except for the item disclosed in the Condensed Consolidated Financial Statements, Note M, Part 1, "Environmental Matters".  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 1997 Share Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended September 30, 2005, the shares listed below were acquired in the open market primarily in connection with the NSTAR Savings Plan.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

July	114,196	$30.56
August	610,399	$29.98
September	5,815	$29.57

Item 6.  Exhibits

Exhibit filed herewith:
Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

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

NSTAR
(Registrant)

Date: November 7, 2005	By: /s/ R.J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer