Form 10-K/A
period 2005-12-31
NSTAR/MA
filed 2006-02-27
CIK 1035675

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

NSTAR

Form 10-K/A

Amendment No. 1

Explanatory Note

This Amendment No. 1 to NSTAR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”) is being filed solely to amend a single amount on the Consolidated Balance Sheets reflecting the Utility plant in service, at original cost, at December 31, 2005 included in Item 8. As a result of a typographical error by NSTAR’s printer/filing agent made in the process of converting and formatting the Annual Report to an electronic format suitable for filing with the Commission, the EDGAR version of the Form 10-K reflected an incorrect amount for Utility plant in service, at original cost, for 2005 and was filed in the original Form 10-K on February 17, 2006 as $4,454,774 (in thousands). The correct amount should have been $4,671,059 (in thousands). The detailed description of Utility Plant included in the original filing in Note A. “Business Organization and Summary of Significant Accounting Policies,” reflects the correct amount.

Except as described above, no other changes or amendments have been made to the Annual Report as previously filed for changes in events, estimates or other developments subsequent to February 17, 2006, the date of the original filing of the Annual Report. For a discussion of any potential subsequent events and developments that may be material to investors, please refer to the NSTAR’s filings with the Securities and Exchange Commission subsequent to February 17, 2006.

Item 8.    Financial Statements and Supplementary Data

NSTAR

Consolidated Balance Sheets

	December 31,
	2005		2004
Assets	(in thousands)
Utility plant in service, at original cost	$4,671,059		$4,454,774
Less: accumulated depreciation	1,178,259	3,492,800	1,122,810	3,331,964

Construction work in progress		208,957		103,866

Net utility plant		3,701,757		3,435,830
Non-utility property, net		138,222		144,148
Equity investments		13,705		13,887
Other investments		63,441		59,096
Current assets:
Cash and cash equivalents	15,612		12,497
Restricted cash	14,282		10,254
Accounts receivable, net of allowance of $24,504 and $21,804, respectively	305,441		302,194
Accrued unbilled revenues	59,400		53,752
Regulatory assets	446,286		300,238
Inventory, at average cost	120,924		86,397
Income taxes	57,444		21,063
Other	16,894	1,036,283	11,434	797,829

Deferred debits:
Regulatory assets - energy contracts		683,193		1,269,651
Regulatory asset - goodwill		658,538		678,698
Regulatory assets - other		924,693		607,037
Prepaid pension		346,889		297,746
Other		78,843		87,434

Total assets		$7,645,564		$7,391,356

Capitalization and Liabilities
Common equity:
Common shares, par value $1 per share, 200,000,000 shares authorized; 106,808,376 shares in 2005 and 106,550,282 shares in 2004 issued and outstanding	$106,808		$106,550
Premium on common shares	813,099		819,454
Retained earnings	621,500		518,252
Accumulated other comprehensive loss	(6,392)	1,535,015	(3,374)	1,440,882

Cumulative non-mandatory redeemable preferred stock of subsidiary		43,000		43,000
Long-term debt		1,614,411		1,792,654
Transition property securitization		787,966		308,748
Current liabilities:
Long-term debt	28,457		108,197
Transition property securitization	94,683		41,048
Notes payable	417,500		161,400
Deferred income taxes	7,232		8,072
Accounts payable	320,960		239,613
Energy contracts	183,674		171,312
Accrued interest	33,114		33,073
Dividends payable	327		31,227
Accrued expenses	20,729		30,654
Other	62,769	1,169,445	73,346	897,942

Deferred credits:
Accumulated deferred income taxes and unamortized investment tax credits		1,273,456		1,114,588
Energy contracts		683,193		1,269,651
Pension liability		37,351		31,296
Regulatory liability - cost of removal		258,782		258,722
Other		242,945		233,873
Commitments and contingencies

Total capitalization and liabilities		$7,645,564		$7,391,356

The accompanying notes are an integral part of the consolidated financial statements.

Item 15.	Exhibits and Financial Statement Schedules

NSTAR and its subsidiaries

Exhibit 31	Rule 13a - 15/15d-15(e) Certifications (filed herewith)
31.1	Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Section 1350 Certifications (filed herewith)
32.1	Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORM 10-K/A	NSTAR	DECEMBER 31, 2005

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR
(Registrant)

Date: February 27, 2006	By:	/s/ ROBERT J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer