Form 10-Q
period 2006-03-31
NSTAR/MA
filed 2006-05-01
CIK 1035675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[ X ]	No

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1 per share, as of April 28, 2006.

NSTAR
Form 10-Q
  Quarterly Period Ended March 31, 2006

		Page No.
Glossary of Terms		2

Part I. Financial Information:
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	3

	Condensed Consolidated Statements of Retained Earnings	4

	Condensed Consolidated Balance Sheets	5 - 6

	Condensed Consolidated Statements of Cash Flows	7

	Notes to Condensed Consolidated Financial Statements	8 - 18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II. Other Information:

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	32

Signature		33

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) , Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR's three electric utility subsidiaries, collectively
Boston Edison	Boston Edison Company
ComElectric	Commonwealth Electric Company
Cambridge Electric	Cambridge Electric Light Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.

Regulatory and State Authorities
AG	Attorney General of the Commonwealth of Massachusetts
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO (Independent System Operator) - New England, Inc.
MDTE	Massachusetts Department of Telecommunications and Energy
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission
SJC	Massachusetts Supreme Judicial Court

Other
AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
BBtu	Billions of British thermal units
Bechtel	Bechtel Power Corporation
CGAC	Cost of Gas Adjustment Clause
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
ED	Exposure Draft
EPS	Earnings Per Common Share
FCM	Forward Capacity Market
GAAP	Accounting principles generally accepted in the United States of America
LDAC	Local Distribution Adjustment Clause
LICAP	Locational Installed Capacity
MGP	Manufactured gas plant
MWh	Megawatthour (equal to one million watthours)
NEMA	Northeastern Massachusetts
OATT	Open Access Transmission Tariff
PBR	Performance Based Distribution Rates
RMR	Reliability Must Run
SAB	Staff Accounting Bulletin
SFAS	Statement of Financial Accounting Standards
SQI	Service Quality Indicators

Part I.  Financial Information
Item 1.  Financial Statements

NSTAR
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except earnings and dividends declared per share data)

	Three Months Ended
	March 31,
	2006	2005

Operating revenues	$1,034,770	$880,045

Operating expenses:
Purchased power and cost of gas sold	672,352	521,999
Operations and maintenance	106,746	120,083
Depreciation and amortization	93,937	76,720
DSM and renewable energy programs	18,251	17,669
Property and other taxes	29,313	29,620
Income taxes	26,693	27,822
Total operating expenses	947,292	793,913

Operating income	87,478	86,132

Other income (deductions):
Other income, net	1,939	1,285
Other deductions, net	(663)	(569)
Total other income, net	1,276	716

Interest charges:
Long-term debt	29,330	30,702
Transition property securitization	11,660	8,689
Short-term debt and other	4,710	1,242
AFUDC	(1,483)	(544)
Total interest charges	44,217	40,089

Preferred stock dividends of subsidiary	490	490
Net income	$44,047 ======	$46,269 ======

Weighted average common shares outstanding:
Basic	106,808 ======	106,636 ======
Diluted	107,098 ======	107,860 ======

Earnings per common share:
Basic	$0.41 ======	$0.43 ======
Diluted	$0.41 ======	$0.43 ======

Dividends declared per common share	$0.3025 ======	$0.29 ======

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Retained Earnings
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005

Balance at the beginning of the period	$621,500	$518,252
Add:
Net income	44,047	46,269
Subtotal	665,547	564,521

Deduct:
Dividends declared:
Common shares *	64,619	30,940
Balance at the end of the period	$600,928 ======	$533,581 ======

*

As a result of a change in NSTAR's Board of Trustees meetings schedule in 2005, the fourth quarter dividend typically declared in December was approved on January 26, 2006.  The dividend payment schedule remains unchanged.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2006	2005
Assets

Utility plant in service, at original cost	$4,700,239	$4,671,059
Less: accumulated depreciation	1,200,198	1,178,259
	3,500,041	3,492,800
Construction work in progress	257,058	208,957
Net utility plant	3,757,099	3,701,757

Non-utility property, net	135,668	138,222

Equity and other investments	77,111	77,146

Current assets:
Cash and cash equivalents	18,926	15,612
Restricted cash	11,004	14,282
Accounts receivable, net and accrued unbilled revenues	453,511	364,841
Regulatory assets	454,774	446,286
Inventory, at average cost	84,257	120,924
Income taxes	44,214	57,444
Other	13,787	16,894
Total current assets	1,080,473	1,036,283

Deferred debits:
Regulatory assets - energy contracts	653,571	683,193
Regulatory asset - goodwill	653,498	658,538
Regulatory assets - other	905,264	924,693
Prepaid pension	341,464	346,889
Other	86,885	78,843
Total deferred debits	2,640,682	2,692,156

Total assets	$7,691,033 ========	$7,645,564 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2006	2005
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share,
200,000,000 shares authorized; 106,808,376 shares in 2006 and
in 2005 issued and outstanding	$106,808	$106,808
Premium on common shares	819,647	813,099
Retained earnings	600,928	621,500
Accumulated other comprehensive loss	(6,392)	(6,392)
Total common equity	1,520,991	1,535,015

Cumulative non-mandatory redeemable preferred
stock of subsidiary	43,000	43,000

Long-term debt	1,805,509	1,614,411
Transition property securitization	711,375	787,966
Total long-term debt	2,516,884	2,402,377
Total capitalization	4,080,875	3,980,392

Current liabilities:
Long-term debt	33,112	28,457
Transition property securitization	128,708	94,683
Notes payable	322,400	417,500
Deferred income taxes	9,420	7,232
Accounts payable	298,136	320,960
Energy contracts	183,091	183,674
Accrued expenses	163,759	116,939
Total current liabilities	1,138,626	1,169,445

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,266,584	1,273,456
Energy contracts	653,571	683,193
Pension liability	37,295	37,351
Regulatory liability - cost of removal	260,879	258,782
Other	253,203	242,945
Total deferred credits	2,471,532	2,495,727

Commitments and contingencies

Total capitalization and liabilities	$7,691,033 =======	$7,645,564 =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$44,047	$46,269
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	96,349	75,047
Deferred income taxes	137	214,807
AFUDC	(1,483)	(544)
Non-cash equity compensation	1,948	1,384
Effects of purchase power contract buyouts	(28,710)	(564,687)
Net changes in:
Accounts receivable and accrued unbilled revenues	(88,670)	(44,479)
Accounts payable	(12,321)	(19,685)
Other current assets	44,516	(273,532)
Other current liabilities	32,254	30,545
Net change from other operating activities	12,858	132,674
Net cash provided by (used in) operating activities	100,925	(402,201)

Investing activities:
Plant expenditures (excluding AFUDC)	(110,000)	(68,169)
Decrease (increase) in restricted cash	3,278	(4,674)
Investments	131	(1,624)
Net cash used in investing activities	(106,591)	(74,467)

Financing activities:
Long-term debt redemptions	(2,436)	(152,354)
Issuance of long-term debt, net of discount	197,886	-
Transition property securitization redemptions	(46,789)	(16,592)
Issuance of transition property securitization	-	674,500
Debt issue costs	(1,750)	(6,513)
Net change in notes payable	(95,100)	22,900
Change in disbursement accounts	(10,503)	(15,838)
Common stock issuance	-	3,786
Dividends paid	(32,310)	(31,390)
Cash received for exercise of equity options	85	-
Cash used to settle equity compensation	(103)	-
Net cash provided by financing activities	8,980	478,499

Net increase in cash and cash equivalents	3,314	1,831
Cash and cash equivalents at the beginning of the year	15,612	12,497
Cash and cash equivalents at the end of the period	$18,926 ========	$14,328 ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$46,127	$36,580
Income taxes, net of refunds	$14,143	$3,050

Excess cash capital spending	$16,138	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR's 2005 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  About NSTAR

NSTAR is a holding company engaged through its subsidiaries in the energy delivery business. The Company serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's retail utility subsidiaries are Boston Edison, ComElectric, Cambridge Electric and NSTAR Gas.  Reference in this report to "NSTAR" shall mean the registrant NSTAR or NSTAR and its subsidiaries as the context requires.  NSTAR also has ownership interests in and conducts non-utility, unregulated operations.

2.  Basis of Consolidation and Accounting

The financial information presented as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 have been prepared from NSTAR's books and records without audit by an independent registered public accounting firm.  However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  Financial information as of December 31, 2005 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP.  In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

The utility subsidiaries are subject to the FASB SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries.  The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71.

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

The results of operations for the three-month periods ended March 31, 2006 and 2005 are not indicative of the results that may be expected for an entire year. The demand for electricity and natural gas is primarily affected by weather conditions and our customers' conservation measures.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Stock-Based Compensation

The Plan

NSTAR's Share Incentive Plan (the Plan) permits a variety of stock and stock-based awards, including stock options and deferred stock awards to be granted to key employees.  The Plan limits the terms of awards to ten years.  Subject to adjustment for stock-splits and similar events, the aggregate number of common shares that may be awarded under the Plan is four million.  As adjusted for the effect of the common stock split that occurred in 2005, there were 2,153,772 unissued shares available under this Plan as of March 31, 2006.  All options were granted at the full market price of the common shares on the date of the grant.  Stock options and deferred stock awards vest generally at the rate of 33% per year over a three-year period from date of grants, and options may be exercised over a ten-year period.

Stock-based compensation activity of the Plan was as follows:

Deferred Stock:

Weighted
Average
Grant Date
	2006	Fair Value
	Activity	Price

Nonvested deferred stock at January 1	575,105	$27.36
Deferred stock granted	-	$-
Deferred stock vested	-	$-
Deferred stock forfeited	-	$-
Nonvested deferred stock at March 31	575,105 ======	$27.36 =====

During the first quarter, no stock-based compensation grants were awarded.  Deferred stock granted during 2005 was 371,419.

Stock Options:

		Weighted		Weighted
		Average		Average
	2006	Exercise	2005	Exercise
	Activity	Price	Activity	Price
Options outstanding
at January 1	2,588,401	$24.05	2,912,338	$21.73
Options granted	-	$-	586,000	$29.60
Options exercised	(10,667)	$21.60	(909,937)	$20.18
Options forfeited	(32,000)	$26.47	-	$-
Options outstanding at March 31 and December 31, respectively	2,545,734 ======	$24.88 =====	2,588,401 =====	$24.05 =====

Summarized information regarding stock options outstanding at March 31, 2006:

		Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted	Aggregate		Weighted	Aggregate
		Contractual	Average	Intrinsic		Average	Intrinsic
Range of	Number	Life	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	(Years)	Price	(000's)	Outstanding	Price	(000's)
$19.88	39,400	2.01	$19.88	$ 344	39,400	$19.88	$ 344
$22.19	229,000	4.15	$22.19	1,471	229,000	$22.19	1,471
$19.85	170,000	5.15	$19.85	1,489	170,000	$19.85	1,489
$22.06 - $22.67	415,999	6.05	$22.61	2,497	415,999	$22.61	2,497
$21.60	534,668	7.08	$21.60	3,748	358,226	$21.60	2,511
$24.21	586,667	8.08	$24.21	2,584	193,600	$24.21	852
$29.60	570,000	9.19	$29.60	-	-	-	-
	2,545,734 ======			$12,133 =====	1,406,225 ======		$9,164 ===

There were 1,406,225 and 1,420,465 stock options exercisable on March 31, 2006 and December 31, 2005, respectively.  The associated weighted average exercise price of these options exercisable is $22.09.

The stock options granted during 2005 have a weighted average grant date fair value of $2.74.  The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

2005
Expected life (years)	6.0
Risk-free interest rate	3.76%
Volatility	15%
Dividends	4.69%

As of March 31, 2006, the total stock-based compensation cost related to nonvested stock awards not yet recognized is $11.7 million.  The weighted-average period over which total stock-based compensation will be recognized is 2.67 years.

SFAS 123R

NSTAR adopted SFAS No. 123R "Share-Based Payments" and the SEC Staff interpretation SAB 107, regarding the implementation of this Standard, effective January 1, 2006. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires NSTAR to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of the award. This cost is recognized in the statement of income over the period during which an employee is required to provide services in exchange for the award and the requisite service period is three years.

For the three months ended March 31, 2006, due to the adoption of SFAS 123R, operations and maintenance expense was increased by stock option expense of approximately $325,000. Additionally, the after tax impact on net income was a reduction of approximately $198,000 or a reduction in basic and diluted EPS of $0.002.

NSTAR is using the modified prospective application transition method without restatement of prior interim periods in the year of adoption. Prior to the adoption of SFAS 123R, NSTAR applied the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its 1997 Share Incentive Plan.  Accordingly, no stock-based employee compensation expense for option grants was recognized in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common shares on the date of grant.  The following table illustrates the effect on net income and earnings per share, for periods prior to the adoption of SFAS 123R, if NSTAR had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation prior to the adoption of SFAS 123R:

Three Months Ended
(in thousands, except earnings per common share amounts)	March 31, 2005

Net income	$46,269
Add: Share grant incentive compensation expense included in reported net
income, net of related tax effects	688
Deduct: Total share grant and stock option compensation expense determined
under fair value method for all awards, net of related tax effects	(879)

Pro forma net income	$46,078 =====

Earnings per common share:
Basic - as reported	$0.43
Basic - pro forma	$0.43
Diluted - as reported	$0.43
Diluted - pro forma	$0.43

4.  Pension and Other Postretirement Benefits

The net periodic pension and other postretirement benefit costs for the first quarter were estimated based on the latest available participant census data.  A full actuarial valuation will be completed during the second quarter.  At that time, the cost amounts will be adjusted based on the actual actuarial study results.

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  During the first three months of 2006, NSTAR did not contribute to the Plan and does not anticipate contributions to the Plan for the remainder of 2006 due to the significant contributions NSTAR made in 2005.

SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension and postretirement benefits cost.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2006	2005
Service cost	$5.4	$5.1
Interest cost	14.5	14.4
Expected return on Plan assets	(19.5)	(18.6)
Amortization of prior service cost	-	0.1
Recognized actuarial loss	6.1	6.5
Net periodic pension benefit cost	$6.5 ===	$7.5 ===

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute for postretirement benefits.  During the first three months of 2006, NSTAR did not contribute toward these benefits and does not anticipate making any contributions for the remainder of 2006 toward these benefits as a result of the significant contributions NSTAR made in 2005.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2006	2005
Service cost	$1.5	$1.4
Interest cost	8.3	8.4
Expected return on Plan assets	(7.1)	(6.2)
Amortization of transition obligation	0.2	0.3
Recognized actuarial loss	2.6	2.8
Net periodic postretirement benefit cost	$5.5 ===	$6.7 ===

5.  Proposed Accounting Standard

In March 2006, the FASB issued an ED of a Proposed SFAS, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."  The ED would amend SFAS Nos. 87, 88, 106 and 132(R).  NSTAR would be required to adopt this Proposed SFAS effective for the year ending December 31, 2006.  NSTAR is currently assessing the impact this Proposed SFAS would have on the Company's results of operations, financial position, and cash flows, in light of its approved regulatory rate mechanism for recovery of these types of employee benefit costs.

Note B.  Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of March 31, 2006 and December 31, 2005, the estimated amount of the cost of removal included in regulatory liabilities was approximately $261 million and $259 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Hedging Agreements

On February 28, 2005, the MDTE approved a petition by NSTAR Gas to change a portion of its gas procurement practices.  As approved, NSTAR Gas began purchasing financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  Ultimately, this will minimize fluctuations in prices to NSTAR firm gas sales customers.  NSTAR Gas will not take physical delivery of gas when the financial contracts are executed or expire.  These contracts qualify as derivative financial instruments and, specifically, cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  Accordingly, the fair value of these instruments are recognized on the accompanying Condensed Consolidated Balance Sheets as a deferred asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas.  All costs incurred are included in the firm sales CGAC.  Therefore, NSTAR Gas has recorded an offsetting regulatory asset or liability.  Currently, these derivative contracts extend through April 2007.  At March 31, 2006 and December 31, 2005, NSTAR has recorded a liability and a corresponding regulatory asset of $2.6 million and $0.3 million, respectively, reflecting the fair value of these contracts.

Note D.  Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance for all Massachusetts utilities.  NSTAR Electric and NSTAR Gas are required to report annually to the MDTE concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

NSTAR monitors its service quality continuously to determine its contingent liability.  If it is probable that a liability has been incurred and is estimable, a liability is accrued.  Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE.  Any settlement or rate order that would result in a different liability level from what had been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

As of March 31, 2006, NSTAR Electric's and NSTAR Gas' 2006 performance to date has exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  However, these results may not be indicative of the results that could be expected for the remainder of the year, including the peak demand period anticipated during the summer period.  As of December 31, 2005, NSTAR has determined that for 2005, one of its electric subsidiaries is in a penalty position of approximately $0.2 million relating to its applicable service quality indicators. This penalty position is primarily due to service interruptions caused by the severe winter storms experienced earlier in 2005. As a result, NSTAR has recorded a liability for this obligation.  NSTAR cannot predict the outcome or timing of the final determination by the MDTE.

In late 2004, the MDTE initiated a proceeding to eventually modify the SQI for all Massachusetts utilities.  Until any modification occurs, the current SQI measures will remain in place.  NSTAR cannot predict the outcome or timing of this proceeding.

The Settlement Agreement approved by the MDTE on December 30, 2005 (refer to Note I) established additional performance measures applicable to NSTAR's rate regulated subsidiaries.  NSTAR Gas will establish and submit a service quality measure based on separate leaks per mile metrics for bare-steel mains and unprotected, coated-steel mains.  A specific proposal to implement this performance benchmark is expected to be submitted to the MDTE for approval by or before July 1, 2006 and will be subject to a maximum penalty or incentive of up to $500,000. The Settlement Agreement also establishes, for NSTAR Electric, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000.  At this time, NSTAR cannot estimate its performance results applicable to these new measures.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $49.8 million and $50.1 million and corresponding net increases in accumulated deferred income taxes were recorded as of March 31, 2006 and December 31, 2005, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2006 and the actual effective income tax rate for the year ended December 31, 2005:

	2006	2005
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.7	4.6
Investment tax credits	(0.6)	(0.6)
Other	(0.6)	(1.6)
Effective tax rate before adjustments	38.5	37.4
Tax adjustments	-	(1.5)
Effective tax rate	38.5 ===== %	35.9 ===== %

The impact of the tax adjustment on the effective tax rate is due to the recognition during 2005 of approximately $4.7 million in tax benefits relating to capital tax gain transactions.

Note F.  Earnings Per Common Share

Basic EPS is calculated by dividing net income, which includes a deduction for preferred dividends of a subsidiary, by the weighted average common shares outstanding during the year.  Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares are increased to include the impact of potential deferred (nonvested) shares and stock options granted, adjusted for forfeitures.

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2006	2005
Net income	$44,047	$46,269
Basic EPS	$0.41	$0.43
Diluted EPS	$0.41	$0.43

Weighted average common shares
outstanding for basic EPS	106,808	106,636
Effect of diluted shares:
Weighted average dilutive potential common shares	290	1,224
Weighted average common shares outstanding for diluted EPS	107,098 =====	107,860 ======

Note G.  Long-Term Debt Issuance

On March 16, 2006, Boston Edison sold $200 million of thirty-year fixed rate (5.75%) Debentures.  The net proceeds were primarily used to repay outstanding short-term debt balances.  This most recent financing activity completes a process that began in December 2003 when Boston Edison filed a shelf registration with the SEC to allow it to issue up to $500 million in debt securities.  The MDTE approved the issuance by Boston Edison of up to $500 million of debt securities from time to time on or before December 31, 2005.  On December 29, 2005, the MDTE approved Boston Edison's request to extend the term of its financing plan until June 30, 2006 for the remaining $200 million in securities.

Note H.  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications and a liquefied natural gas service.  Amounts shown on the following table for the three-month periods ended March 31, 2006 and 2005 include the allocation of costs incurred by NSTAR, which primarily consists of interest charges and are allocated to the subsidiary companies based on NSTAR's investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended March 31,
2006
Operating revenues	$758,542	$235,539	$40,689	$1,034,770
Segment net income	$26,335	$14,322	$3,390	$44,047
2005
Operating revenues	$634,543	$213,619	$31,883	$880,045
Segment net income	$26,282	$19,433	$554	$46,269

Total assets
March 31, 2006	$6,747,532	$752,028	$191,473	$7,691,033
December 31, 2005	$6,658,805	$790,155	$196,604	$7,645,564

Note I.  Commitments and Contingencies

1.  Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.

During the second quarter of 2005, the SJC issued its decision in one of the environmental contamination matters.  In 2004, a Superior Court had issued a decision favorable to Boston Edison that put the burden of proof on the plaintiffs to determine Boston Edison's liability for contamination.  The SJC's decision reversed the Superior Court's 2004 ruling and held that the plaintiffs in this matter are allowed to seek joint and several liability against the defendants, including Boston Edison.  The case was remanded back to the Superior Court for trial.  On October 6, 2005, Boston Edison reached a settlement in principle with the plaintiffs in this matter.  On March 8, 2006, a settlement resolving Boston Edison's liability was finalized and filed with the Superior Court.  The Settlement is subject to a 90-day public comment period by which point Boston Edison expects the Superior Court to approve and enter final judgment.  Boston Edison anticipates paying within 30 days of the final judgment $8.6 million.  This payment will not have any further earnings effect.  As part of the settlement, Boston Edison will receive $350,000 from other parties in the litigation.  Boston Edison is pursuing additional recovery from its insurance carrier.

As of March 31, 2006 and December 31, 2005, NSTAR had reserves of $10.1 million and $10.3 million, respectively, for all potential environmental sites, including the site specified in the paragraph above.   This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites. In addition, based on a legal opinion from the Company's environmental counsel, it is probable that Boston Edison will recover, at a minimum, approximately $2 million from other parties.  As a result, Boston Edison recorded a receivable in the second quarter of 2005 that will ultimately offset the Company's obligation.  Management believes that the ultimate disposition of this matter will not have a material adverse impact on NSTAR's results of operation, cash flows or its financial position.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action.  The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of March 31, 2006 and December 31, 2005, NSTAR recorded a liability of approximately $3.8 million and $3.6 million, respectively, as estimates for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party.  A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

2.  Capital Spending Commitments

In the second quarter of 2005, NSTAR began construction of a switching station in Stoughton, Massachusetts and a 345kV transmission line that will connect the switching station to South Boston.  As of March 31, 2006, construction that is part of this project is also in progress on the expansion of two existing substations.  To date, this project is approximately 75% complete.  This transmission line is expected to ensure continued reliability of electric service and improve power import capability in the NEMA area.  This project is expected to be completed and placed in service during the summer of 2006.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by NSTAR through wholesale and retail transmission rates.  As of March 31, 2006, NSTAR has contractual construction cost commitments of approximately $13 million related to this project.   These construction commitments are scheduled to expire in September 2006.

3.  Equity Investment in Connecticut Yankee

NSTAR Electric collectively has an equity ownership of 14% in CY.  Periodically, NSTAR obtains estimates from the management of CY on the cost of decommissioning the CY unit, which is completely shut down and is currently conducting decommissioning activities.

CY's estimated decommissioning costs have increased reflecting the fact that CY is now self-performing all work to complete the decommissioning of the plant due to the termination of the decommissioning contract with Bechtel.  In July 2004, CY filed with FERC for recovery of these increased costs.   In August 2004, FERC issued an order accepting the new rates, beginning in February 2005, subject to the outcome of a hearing and refund to allow for this recovery.

On March 7, 2006, CY and Bechtel executed a Settlement Agreement that fully, mutually and immediately settles a dispute among the parties and have signed releases against all future claims.  Bechtel has agreed to settle with CY, and CY will withdraw its termination of the decommissioning contract for default and deem it terminated by agreement.  NSTAR Electric's portion of the settlement proceeds will reduce its ultimate future decommissioning obligation.

4.  Regulatory and Legal Matters

a.  Regulatory proceedings - MDTE

On December 30, 2005, the MDTE approved a multi-year rate Settlement Agreement between NSTAR, the AG and several intervenors, for adjustments to NSTAR Electric's transition and distribution rates effective January 1, 2006 and May 1, 2006, respectively.  Effective May 1, 2006, NSTAR Electric will begin a series of increases in its distribution rates through 2012.   Beginning January 1, 2007, the Settlement Agreement establishes an annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates through 2012.

The Settlement Agreement also permits NSTAR Electric to increase distribution rates to recover incremental costs relating to certain safety and reliability projects.

In December 2005, NSTAR Electric filed proposed transition rate adjustments for 2006, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2005.  The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2006.  The filings will be updated to reflect final 2005 costs and revenues that were subject to final reconciliation.  As part of the rate Settlement Agreement approved by the MDTE on December 30, 2005, transition rates are further impacted by a reduction of $20 million effective January 1, 2006 and by $30 million on May 1, 2006 and are deferred with carrying charges at a rate of 10.88%.

On October 19, 2005, the MDTE approved a settlement agreement between Cambridge Electric, ComElectric and the AG to resolve issues relating to the reconciliation of transition, standard offer and basic service costs for 2003 and 2004.  This settlement agreement had no material effect on NSTAR's consolidated results of operations, cash flows and financial condition.

On March 24, 2006, the MDTE approved a second settlement relating to ComElectric's and Cambridge Electric's reconciliation of transmission costs and revenues.  ComElectric and Cambridge Electric will refund to their customers $6 million and $2.5 million, respectively, in 2007.

Settlement discussions with an intervenor and the AG are ongoing with respect to Boston Edison's 2004 reconciliation filings.  A determination by the MDTE regarding the reconciliation of Boston Edison's 2004 costs for transmission, transition, standard offer and basic service have been delayed and will be decided by the MDTE in a proceeding.  NSTAR cannot predict the timing or the ultimate outcome of these proceedings.

b.  Regulatory proceeding - FERC

Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all NSTAR Electric companies.  The new tariffs became effective on June 1, 2005; however, the FERC set certain rate-related issues raised in the proceeding for hearing.  Settlement discussions with the AG, the sole additional intervenor, are ongoing.  NSTAR cannot predict the timing or ultimate resolution of this proceeding.

c.  LICAP

After a lengthy hearing, a FERC-appointed Administrative Law Judge issued an Initial Decision on June 15, 2005 approving an ISO-NE plan to implement LICAP.  LICAP is an administrative mechanism designed to compensate wholesale generators for their locational capacity value based on a price-quantity curve.  The FERC did not immediately affirm the Initial Decision, but allowed additional Oral Argument and delayed implementation to no earlier than October 2006.  In response to language in the Energy Policy Act of 2005 requesting the FERC to "carefully consider States' objections" to LICAP, the FERC on October 21, 2005 ordered settlement procedures to "develop an alternative to LICAP."  A contested Settlement was filed on January 31, 2006. The Settlement adopts a FCM as a replacement to LICAP.  NSTAR supports the FCM concept, but has opposed the Settlement, together with the AG and other load representatives, primarily because it does not resolve the RMR issues in the initial case, and it includes an excessively expensive transition payment mechanism.  However, the Settlement, if approved, is expected to provide significant savings to NSTAR customers relative to the costs associated with the LICAP model approved in the Initial Decision.

The FERC has been requested to issue a decision on the contested Settlement by June 30, 2006.  NSTAR Electric cannot determine the actual impact these changes will have on NSTAR Electric and its customers at this time, but expects all costs incurred to be fully recoverable.

d.  Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance except for the item disclosed in the accompanying Note I.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of NSTAR during the periods presented and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the MD&A in NSTAR's 2005 Annual Report on Form 10-K.

Overview

NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's core business is a traditional "pipes and wires" company with a continuing focus on shareholder value and a renewed commitment for safe and reliable energy delivery to customers.   NSTAR is also committed to provide accurate information and other helpful assistance to its customers, thereby providing a superior customer experience.  NSTAR's strategy is to invest in transmission and distribution assets that will align with its core competencies.

Electric utility operations.  NSTAR derives 73% of its operating revenues from the transmission and distribution of electric energy through its NSTAR Electric subsidiaries that are comprised of Boston Edison, ComElectric, and Cambridge Electric.

Gas operations.  NSTAR derives 23% of its operating revenues from the distribution of natural gas through its NSTAR Gas retail natural gas distribution subsidiary.

Unregulated operations.  NSTAR derives 4% of its operating revenues from non-utility, unregulated operating subsidiaries in the telecommunications and district energy delivery operations.

Earnings.  NSTAR's earnings are impacted by its customers' requirements for energy in the form of unit   sales of electricity and natural gas, which directly determine the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the quarter ended March 31, 2006 amounted to $44 million, or $0.41 diluted earnings per share as compared to $46.3 million, or $0.43 diluted earnings per share for the same period in 2005, as further explained in this discussion.

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

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

-	impact of continued cost control procedures on operating results
-	weather conditions that directly influence the demand for electricity and natural gas and damage from major storms
-	changes in tax laws, regulations and rates
-	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital
-	prices and availability of operating supplies
-

prevailing governmental policies and regulatory actions (including those of the MDTE and FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power,   municipalization acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in, and compliance with, environmental and safety laws and policies

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

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR's 2005 Form 10-K.  There have been no substantive changes to those policies and estimates.

Proposed Accounting Standard

In March 2006, the FASB issued an ED of a Proposed SFAS, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."  The ED would amend SFAS Nos. 87, 88, 106 and 132(R).  NSTAR would be required to adopt this Proposed SFAS effective for the year ending December 31, 2006.  NSTAR is currently assessing the impact this Proposed SFAS would have on the Company's results of operations, financial position, and cash flows, in light of its approved regulatory rate mechanism for recovery of these types of employee benefit costs.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts have been required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.   Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of March 31, 2006 and December 31, 2005, customers of NSTAR Electric had approximately 43% and 32%, respectively, of their load requirements provided by competitive suppliers.

On December 30, 2005, the MDTE approved a seven-year rate Settlement Agreement between the AG, NSTAR and several intervenors.  The Settlement Agreement required NSTAR Electric to lower its transition rates by $20 million from what would otherwise have been billed in 2006, and then any change in distribution rates will be offset by an equal and opposite change in the transition rates, through 2012.

Major components of the agreement include:

-

A reduction in annual transition rates of $20 million effective January 1, 2006 and on May 1, 2006, a distribution rate increase of $30 million with a corresponding reduction in transition charges.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with carrying charges at a rate of 10.88%.

-

The implementation of PBR for NSTAR Electric beginning January 1, 2007.  The PBR will result in annual inflation-adjusted distribution rate increases that will be offset by a decrease in transition charge prices through 2012.

-

A 50% / 50% earnings sharing mechanism based on NSTAR Electric's aggregate return on equity should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.

-	NSTAR Electric will be permitted to collect certain safety and reliability costs through distribution rates.
-

Preliminary Agreement with respect to certain terms of a merger of Cambridge Electric, ComElectric and Canal into Boston Edison; the merger will require approval by the MDTE.  The Company has begun the process for MDTE approval and expects to file a specific merger plan in May 2006.

-

A sharing of costs and benefits resulting from NSTAR Electric's efforts to mitigate wholesale electric market inefficiencies. This incentive mechanism relates to the recovery of litigation costs associated with NSTAR Electric's efforts to reduce wholesale energy and capacity costs and sharing of customer benefits realized from those efforts with the potential for NSTAR to retain 25% of any resulting savings.  These wholesale programs pertain to NSTAR Electric's efforts after the execution of the Settlement Agreement.

-	The adoption of certain new SQI performance incentives and penalties.

b.  Natural Gas Rates

As discussed above, the MDTE approved a seven-year rate Settlement Agreement on December 30, 2005 between the AG, NSTAR and several intervenors.  For NSTAR Gas customers, the settlement includes an adjustment to the CGAC to defer recovery of approximately $18.5 million effective January 2006.  NSTAR Gas is allowed to recover this deferred amount, with interest at the effective prime rate, over a twelve-month period commencing no earlier than May 1, 2006.

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

In addition to delivery service rates, NSTAR Gas' tariffs include a seasonal CGAC and a LDAC.  The CGAC provides for the recovery of all gas supply costs from firm sales customers.  The LDAC provides for the recovery of certain costs applicable to both sales and transportation customers.  The CGAC is filed semi-annually for approval by the MDTE.  The LDAC is filed annually for approval.  In addition, NSTAR Gas is required to file interim changes to its CGAC factor when the actual costs of gas supply vary from projections by more than 5%.

The 2005-2006 winter season MDTE-approved CGAC factor was revised downward to $0.90/therm effective March 1, 2006 from a factor of $1.4570/therm effective November 1, 2005 to reflect decreases in the cost of gas caused by varying market conditions.  As a result of the December 30, 2005 MDTE Settlement Agreement deferring recovery of gas costs, an interim order of $1.3955/therm was approved by the MDTE effective on January 1, 2006.  Effective May 1, 2006, the MDTE approved a revised CGAC factor of $1.1855/therm that includes the collection of previously under-recovered deferred gas costs and higher forecasted gas commodity costs.  Changes in the cost of gas supply have no impact on the Company's earnings due to this rate recovery mechanism.

On February 28, 2005, the MDTE approved a petition by NSTAR Gas to change a portion of its gas procurement practices.  As approved, NSTAR Gas began purchasing financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  Ultimately, this will minimize fluctuations in prices to NSTAR firm gas sales customers.  NSTAR Gas will not take physical delivery of gas when the financial contracts are executed.  These contracts qualify as derivative financial instruments and, specifically, cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,"as amended by SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  Accordingly, the fair value of these instruments are recognized on the accompanying Condensed Consolidated Balance Sheets as a deferred asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas.  All costs incurred are included in the firm sales CGAC.  Therefore, NSTAR Gas has recorded an offsetting regulatory asset or liability.   Currently, these derivative contracts extend through April 2007.  At March 31, 2006 and December 31, 2005, NSTAR has recorded a liability and a corresponding regulatory asset of $2.6 million and $0.3 million, respectively, reflecting the fair value of these contracts.

c.  SQI

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, customer satisfaction, and reliability and safety performance for all Massachusetts utilities.  NSTAR Electric and NSTAR Gas are required to report annually to the MDTE concerning their performance as to each measure and are subject to maximum penalties of up to two percent of transmission and distribution revenues should performance fail to meet the applicable benchmarks.

NSTAR monitors its service quality continuously to determine its contingent liability.  If it is probable that a liability has been incurred and is estimable, a liability is accrued.  Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE.  Any settlement or rate order that would result in a different liability level from what had been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

As of March 31, 2006, NSTAR Electric's and NSTAR Gas' 2006 performance to date has exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  However, these results may not be indicative of the results that could be expected for the remainder of the year, including the peak demand period anticipated during the summer period.  As of December 31, 2005, NSTAR has determined that for 2005, one of its electric subsidiaries is in a penalty position of approximately $0.2 million relating to its applicable service quality indicators. This penalty position is primarily due to service interruptions caused by the severe winter storms experienced earlier in 2005. As a result, NSTAR has recorded a liability for this obligation.   NSTAR cannot predict the outcome or timing of the final determination by the MDTE.

In late 2004, the MDTE initiated a proceeding to eventually modify the SQI for all Massachusetts utilities.  Until any modification occurs, the current SQI measures will remain in place.  NSTAR cannot predict the outcome or timing of this proceeding.

The Settlement Agreement approved by the MDTE on December 30, 2005 (refer to Note I) established additional performance measures applicable to NSTAR's rate regulated subsidiaries.  NSTAR Gas will establish and submit a service quality measure based on separate leaks per mile metrics for bare-steel mains and unprotected, coated-steel mains.  A specific proposal to implement this performance benchmark is expected to be submitted to the MDTE for approval by or before July 1, 2006 and will be subject to a maximum penalty or incentive of up to $500,000. The Settlement Agreement also establishes, for NSTAR Electric, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000.  At this time, NSTAR cannot estimate its performance results applicable to these new measures.

Union Labor Contracts

Management, engineering, financing and support services are provided to the operating subsidiaries of NSTAR by employees of NSTAR Electric & Gas.  As of March 31, 2006, approximately 70% of NSTAR Electric & Gas employees are represented by two units covered by separate collective bargaining contracts.  NSTAR's labor contract with Local 369 of the Utility Workers Union of America, AFL-CIO, which represents approximately 60% of employees, expires on June 1, 2009.  An additional 8% of employees that support NSTAR's gas operations, represented by Local 12004 United Steelworkers of America, recently agreed upon a new four-year contract expiring March 31, 2010.  An additional 2% of employees at Advanced Energy Systems' MATEP subsidiary are represented by Local 877, the International Union of Operating Engineers, AFL-CIO, under a contract that expires on September 30, 2006.

Management believes it has satisfactory relations with its employees.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended March 31, 2006 and 2005 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

Executive Summary

Earnings per common share were as follows:

	Three Months ended March 31,
	2006	2005	% Change
Basic	$0.41	$0.43	(4.7)
Diluted	$0.41	$0.43	(4.7)

Net income was $44 million for the quarter ended March 31, 2006 compared to $46.3 million for the same period in 2005.  Major factors that contributed to the $2.3 million, or 5%, decrease in 2006 earnings on an after-tax basis include:

-	The absence in 2006 of the recognition in 2005 of MDTE-approved incentive entitlements for NSTAR successfully lowering transition charges (approximately $8.6 million)
-	Lower firm gas and electric distribution revenues due to lower energy sales caused by warmer weather (heating degree-days declined by 11%) and conservation measures by customers ($7.9 million)
-	Higher short-term interest expense as a result of both increased rates and higher levels of borrowings ($2.0 million)

These decreases were partially offset by:

-	Higher electric transmission revenues as a result of investments in the Company's transmission infrastructure ($3.1 million)
-

Lower operations and maintenance expenses in 2006 due to fewer weather-related events occurring during the first quarter of 2006 and associated labor and materials costs ($1.9 million), lower costs associated with facilities consolidation ($2.2 million), and lower bad debt costs ($3.2 million) due primarily to NSTAR's implementation of a new MDTE-approved recovery rate mechanism that became effective January 1, 2006.  This rate recovery mechanism allows NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis.

-	Improved earnings from district energy operations due to higher rates ($3.1 million)

In the first quarter of 2006, Boston Edison closed on the sale of $200 million, 30-year, fixed rate (5.75%) Debentures that were used to repay short-term debt balances.   In the first quarter of 2005, NSTAR closed on a securitization financing transaction in which NSTAR received approximately $674.5 million in proceeds.  The net proceeds were used primarily to make liquidation payments required in connection with the termination of obligations under certain purchase power contracts (approximately $554 million) and to repay $150 million of outstanding debt at ComElectric.

Significant cash flow events during the quarter include the following: NSTAR invested approximately $110 million in capital projects to improve capacity and reliability, issued $200 million in new long-term debt to pay-down its short-term debt balances, paid approximately $32.3 million in common share dividends and retired approximately $49.2 million in securitized and other long-term debt.

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months ended March 31,
	2006	2005	% Change

Residential	1,655,755	1,723,763	(3.9)
Commercial	3,153,782	3,215,482	(1.9)
Industrial	392,486	395,505	(0.8)
Streetlighting	46,180	45,256	2.0
Total retail sales	5,248,203 ========	5,380,006 =======	(2.4)

Firm Gas Sales and Transportation - BBtu	Three Months ended March 31,
	2006	2005	% Change

Residential	9,092	10,791	(15.7)
Commercial and other	7,360	8,286	(11.2)
Industrial	1,641	1,895	(13.4)
Total firm sales	18,093 =====	20,972 =======	(13.7)

The 2.4% decrease in retail MWh sales in the first quarter of 2006 reflects, by customer sectors, a decline of 3.9% and 1.9% in residential and commercial sales sectors, respectively, due to the warmer temperatures in January and March of 2006.  The 13.7% decrease in firm gas sales in the first quarter of 2006 primarily reflects warmer overall temperatures as compared to the same period in 2005.  Additionally, conservation measures implemented by NSTAR's customers have contributed to this decline.

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  The overall warmer winter weather was the primary cause of decreased electric and natural gas energy sales during the first quarter of 2006.  However, even with the lower energy usage, revenues and the cost of that energy (which is also included in revenues) increased dramatically due to the rise in global energy costs.  The warmer temperatures not only resulted in fewer natural gas energy units sold for heating, but also resulted in lower demand from electrically-powered heating equipment.  Electric residential and commercial customers represented approximately 32% and 60%, respectively, of NSTAR's total retail sales mix for the first quarter of 2006 and provided 47% for each of NSTAR's distribution and transmission revenues classifications.  Refer to the "Electric revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions.

			Normal
			30-Year
	2006	2005	Average

Heating Degree-Days	3,001	3,371	3,197
Percentage (warmer) colder than prior year	(11.0)%	1.7%
Percentage (warmer) colder than 30-year average	(6.1)%	6.7%

Heating Degree-Days measure changes in daily temperature levels in explaining demand for electricity and natural gas.  Conservation measures and economic factors also impact energy sales.  However, weather conditions primarily impact electric and, to a greater extent during the winter, natural gas sales in NSTAR's service area.  The comparative information above relates to heating degree-days for the first quarter of 2006 and 2005 and the number of heating degree-days in a "normal" first quarter as represented by a 30-year average.  A heating degree-day is a unit measuring how much the outdoor mean temperature falls below a base of 65 degrees.  Each degree below the base temperature is measured as one heating degree-day.

Operating revenues

Operating revenues for the first quarter of 2006 increased $154.7 million or 17.6% from the same period in 2005 as follows:

(in millions)	Three Months Ended March 31,		Increase/(Decrease)
	2006	2005	Amount	Percent
Electric revenues
Retail distribution and transmission	$206.6	$188.9	$17.7	9.4
Energy, transition and other	551.9	445.6	106.3	23.9
Total electric revenues	758.5	634.5	124.0	19.5
Gas revenues
Firm and transportation	57.0	63.8	(6.8)	(10.7)
Energy supply and other	178.6	149.9	28.7	19.1
Total gas revenues	235.6	213.7	21.9	10.2

Unregulated operations revenues	40.7	31.9	8.8	27.6
Total operating revenues	$1,034.8 =====	$880.1 ====	$154.7 ====	17.6 ===

  Electric revenues

Electric retail distribution revenues primarily represent charges to customers for the Company's recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations.  The increase in retail distribution and transmission revenues includes higher transmission rates reflecting Boston Edison's increased investment in transmission infrastructure.

NSTAR's largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE and FERC.  Despite a 2.4% decrease in MWh sales, substantially all in the residential and commercial sectors, the $17.7 million increase in retail distribution and transmission revenues is primarily due to higher transmission-related rates that increased transmission revenues by approximately $23.3 million.  Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service and are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.   Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. The $106.3 million increase in energy, transition and other revenues is primarily attributable to the $121.6 million increase in energy supply costs, partially offset by the absence in 2006 of approximately $14.1 million of MDTE-approved incentive revenue entitlements realized in the first quarter of 2005 for successfully lowering transition charges resulting from the securitization financing that closed on March 1, 2005.  In addition, NSTAR Electric is permitted to earn a carrying charge on transition deferral balances.

 Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area.  The $6.8 million decrease in firm and transportation revenues is attributable to warmer winter weather conditions, energy efficiency and conservation efforts and customers switching to alternate fuel sources as a result of higher energy price concerns. These factors resulted from the decrease in sales volumes of 13.7% through March 31, 2006.

NSTAR Gas' sales are positively impacted by colder heating season weather because a substantial portion of its customer base uses natural gas for space heating purposes.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenue increase of $28.7 million primarily reflects the impact of the higher cost of gas purchased from these suppliers despite a 13.7% decline in energy sales.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are primarily derived from NSTAR's unregulated businesses that include district energy operations and telecommunications.  Unregulated revenues were $40.7 million through March 31, 2006 compared to $31.9 million in 2005, an increase of $8.8 million, or 27.6%.  The increase in unregulated revenues is primarily the result of higher prices from electric, steam and chilled water sales.

Operating expenses

Purchased power costs  were $505.1 million in the first quarter of 2006 compared to $383.5 million in the same period of 2005, an increase of $121.6 million, or 32%.  The increase is primarily the result of the higher energy costs of both NSTAR's regulated and unregulated companies, offset by decreased sales volumes.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Cost of gas sold,   representing NSTAR Gas' supply expense, was $167.3 million in the first quarter of 2006 compared to $138.5 million in 2005, an increase of $28.8 million, or 21%.   Despite a 13.7% decline in firm gas sales, the expense increase reflects the higher costs of gas supply.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense  was $106.7 million in the first quarter of 2006 compared to $120.1 million in the same period of 2005, a decrease of $13.4 million, or 11%.  This decrease primarily relates to lower labor and materials costs in 2006 compared to the higher costs associated with 2005 winter storms (approximately $3.1 million), lower facilities consolidation charges than in 2005 (approximately $3.6 million), and lower bad debt expense of $5.2 million for the first quarter of 2006.   The reduction in bad debt expense includes the effect of the implementation of a new MDTE-approved recovery rate mechanism, effective January 1, 2006, that allows NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis.  Partially offsetting these decreases in expense was $0.3 million in stock option expense resulting from NSTAR's adoption of SFAS 123R.

Depreciation and amortization expense  was $93.9 million in the first quarter of 2006 compared to $76.7 million in the same period of 2005, an increase of $17.2 million or 22%.  The increase primarily reflects amortization costs related to transition property regulatory asset ($40 million and $25.2 million in 2006 and 2005, respectively) related to the securitization transactions completed on March 1, 2005 and higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense  was $18.3 million in the first quarter of 2006 compared to $17.7 million in the same period of 2005, an increase of $0.6 million, or 3%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes  were $29.3 million in the first quarter of 2006 compared to $29.6 million in the same period of 2005, a slight decrease of $0.3 million, or 1%.  This decrease is primarily due to lower overall labor costs.

Income taxes  attributable to operations were $26.7 million in the first quarter of 2006 compared to $27.8 million in the same period of 2005, a decrease of $1.1 million, or 4%, reflecting lower pre-tax operating income in 2006.

Other income, net

Other income, net  was approximately $1.9 million in the first quarter of 2006 compared to $1.3 million in the same period of 2005, a slight increase in other income $0.6 million.  The increase is primarily due to amounts related to the close-out of NSTAR Steam Corp. that was sold in 2005 and higher interest income on investments.

Other deductions, net

Other deductions, net   was approximately $0.7 million in the first quarter of 2006 compared to $0.6 million in the same period of 2005, an increase in other deductions of $0.1 million.  The higher expense in the first quarter of 2006 as compared to the same period in 2005 relates primarily to higher donation expense of approximately $0.2 million.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $41 million in the first quarter of 2006 compared to $39.4 million in the same period of 2005, an increase of $1.6 million, or 4%.  The increase in interest expense primarily reflects:

-

Additional interest costs of $3 million associated with transition property securitization.   Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs.  The future income stream was sold to these companies by Boston Edison and ComElectric.

These increases were partially offset by:

-	The absence in 2006 of interest expense of nearly $0.8 million related to the redemption of Boston Edison's $100 million Floating Rate Debentures on October 17, 2005.
-

The absence in 2006 of interest expense of nearly $0.8 million on the March 1, 2005 redemption of $150 million variable rate Note, due in May 2006, at ComElectric with a portion of the proceeds from the sale of CEC Funding's securitization certificates.

Short-term and other interest expense   was $4.7 million in the first quarter of 2006 compared to $1.2 million in the same period of 2005, an increase of $3.5 million, or 292%.  The increase is primarily due to higher short-term debt borrowing costs of $3.3 million reflective of a 175 basis point increase in the 2006 weighted average borrowing rates and a higher average level of funds borrowed as compared to the same period in 2005.  The weighted average short-term interest rates including fees were 4.80% and 3.05% in the three-month periods ended March 31, 2006 and 2005, respectively.  The higher average borrowing during 2006 reflects the impact of Boston Edison financing its long-term debt redemption of October 17, 2005 with short-term debt.  Boston Edison used the proceeds of its $200 million Debenture that was issued on March 16, 2006 to pay down its short-term debt balances.

Liquidity and Capital Resources

     Current Cash Flow Activity

NSTAR's primary uses of cash in the first quarter of 2006 included capital expenditures, dividend payments and debt reductions.

Net operating cash flow in the first quarter of 2006 provided $100.9 million and reflects the impact of the absence of its obligations related to the purchase power contract buy-outs that were made in 2005.  The Company used $106.6 million in its net investing activities that consisted of $110 million of plant expenditures, which included construction costs related to NSTAR Electric's 345kV project and other system reliability and infrastructure improvement projects incurred by NSTAR Electric and NSTAR Gas operations.  Additionally, the Company provided $9 million (net) from financing activities primarily from the issuance of $200 million of 5.75% Debentures used to reduce short-term debt.

     Operating Activities

The net cash in the first quarter of 2006 provided by operating activities of $100.9 million was partially attributable to net income of $44 million, which, when adjusted for depreciation and amortization and deferred income taxes, provided $140.5 million of cash inflow as compared to $336.1 million in the same period of 2005.  This decrease is primarily related to the 2005 level of deferred income tax expense that reflected the impact of the current tax deduction associated with the contract termination payments made on March 1, 2005 on certain purchase power contacts.  The payment in 2005 of approximately $554 million created a current tax deduction.  As a result, for the three months periods, income tax payments were $11.1 million higher in 2006 than in 2005.  The 2005 payment also creates a timing difference since the payment, for book purposes, will be amortized to expense over approximately eight years, the period of the collection from customers.  Additionally, with the issuance of transition property securitization certificates, NSTAR increased the amount of transition costs that it can recover in the future and, therefore, increased regulatory assets.

Other changes to NSTAR's working capital primarily reflect the timing of receipts and disbursements.  Accounts receivable and unbilled revenues have increased period-to-period by approximately $44 million primarily due to higher retail revenues relating to recovery of higher energy costs.  For the three months ended March 31, 2006, NSTAR did not contribute to its benefit plans and NSTAR currently anticipates that no contributions to its benefit plans will be made in the remainder of 2006.  In the same period of 2005, NSTAR contributed $6 million to its benefit plans.

     Investing Activities

The net cash used in investing activities in the first quarter of 2006 of $106.6 million consists primarily of capital expenditures related to infrastructure investments in transmission and distribution systems.  Capital expenditures increased $41.8 million from the prior year to date primarily due to Boston Edison's 345kV project.  During the first quarter of 2006, Boston Edison spent nearly $29 million on this project.  Total spending on this project through March 31, 2006 was approximately $160 million.

     Financing Activities

The net cash provided by financing activities in the first quarter of 2006 of $9 million primarily reflects the issuance of $200 million 30-year fixed rate (5.75%) Debentures on March 16, 2006.  Offsetting the receipt of cash from this financing, NSTAR used cash to make short-term debt reductions, long-term debt redemptions and sinking funds payments of $49.2 million and to pay dividends of $32.3 million.

On March 16, 2006, Boston Edison sold $200 million of thirty-year fixed rate (5.75%) Debentures.  The net proceeds were primarily used to repay outstanding short-term debt balances.  This most recent financing activity completes a process that began in December 2003 when Boston Edison filed a shelf registration with the SEC to allow it to issue up to $500 million in debt securities.  The MDTE approved the issuance by Boston Edison of up to $500 million of debt securities from time to time on or before December 31, 2005.  On December 29, 2005, the MDTE approved Boston Edison's request to extend the term of its financing plan until June 30, 2006 for the remaining $200 million in securities.

NSTAR's banking arrangements provide for daily cash transfers to the Company's disbursement accounts as vendor checks are presented for payment and where the right of offset does not exist among accounts.  Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Sources of Additional Capital and Financial Covenant Requirements

With the exception of a bond indemnity agreement, NSTAR has no financial guarantees, commitments, debt or lease agreements that would require a change in terms and conditions, such as acceleration of payment obligations, as a result of a change in its credit rating. However, NSTAR's subsidiaries could be required to provide additional security for power supply contract performance, such as a letter of credit for their pro-rata share of the remaining value of such contracts.

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at March 31, 2006 and December 31, 2005. NSTAR's long-term debt other than the Mortgage Bonds and Notes of NSTAR Gas and of MATEP, is unsecured.

NSTAR has executed a five-year, $175 million revolving credit agreement that expires in November 2009.  At March 31, 2006 and December 31, 2005, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at March 31, 2006 and December 31, 2005, had $115 million and $66 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity.  Commitment fees must be paid on the total agreement amount. At March 31, 2006 and December 31, 2005, NSTAR was in full compliance with the aforementioned covenant as the ratios were 58.1% and 56.7% respectively.

Boston Edison has approval from the FERC to issue short-term debt securities from time to time on or before December 31, 2006, with maturity dates no later than December 31, 2007, in amounts such that the aggregate principal does not exceed $450 million at any one time.  On April 7, 2006, Boston Edison filed a short-term debt application with the FERC to issue short-term debt securities from time to time on or before December 31, 2008, with maturity dates no later than December 31, 2009, in amounts such that the aggregate principal does not exceed $450 million at any one time.  Boston Edison has a five-year, $350 million revolving credit agreement that expires in November 2009.  However, unless Boston Edison receives necessary approvals from the MDTE, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At March 31, 2006 and December 31, 2005, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to Boston Edison's $350 million commercial paper program that had a $75.5 million and $197 million balance at March 31, 2006 and December 31, 2005, respectively. Under the terms of the revolving credit agreement, Boston Edison is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity.  At March 31, 2006 and December 31, 2005, Boston Edison was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 47.2% and 45.9%, respectively.

As of March 31, 2006, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $245 million available under several lines of credit and had $131.9 million and $154.5 million outstanding under these lines of credit at March 31, 2006 and December 31, 2005, respectively.  As of September 28, 2004, ComElectric and Cambridge Electric have FERC authorization to issue short-term debt securities from time-to-time on or before November 30, 2006 and June 27, 2006, with maturity dates no later than November 30, 2007 and June 27, 2007, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time.   On April 7, 2006, ComElectric and Cambridge Electric filed a short-term debt application with the FERC to issue short-term debt securities from time to time on or before December 31, 2008, with maturity dates no later than December 31, 2009, in amounts such that the aggregate principal does not exceed $125 million and $80 million, respectively, at any one time. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

NSTAR's exposure to financial market risk results primarily from fluctuations in interest rates.  There have been no material changes to NSTAR's market risks as disclosed in NSTAR's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 1A.  Risk Factors

In addition to the risk factors that were previously disclosed in NSTAR's Annual Report on Form 10-K for the year ended December 31, 2005 and in other information in this Quarterly Report on Form 10-Q, shareholders or prospective investors should carefully consider the following risk factor.

The ability of NSTAR to maintain future cash dividends at the level currently paid to shareholders is dependent upon the ability of its subsidiaries to pay dividends to NSTAR.

As a holding company, NSTAR does not have any operating activity and therefore is substantially dependent on dividends from its subsidiaries and from external borrowings at variable rates of interest to provide the cash necessary for debt obligations, to pay administrative costs, to meet contractual obligations that may not be met by our subsidiaries and to pay common share dividends to NSTAR's shareholders.  Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries.  These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations.   As NSTAR's sources of cash are limited to dividends from its subsidiaries and external borrowings, the ability to maintain future cash dividends at the level currently paid to shareholders will be dependent upon the growth in earnings of NSTAR's subsidiaries.

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 1997 Share Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended March 31, 2006, the shares listed below were acquired in the open market primarily in connection with the NSTAR Savings Plan.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

January	15,080	$29.35
February	205,052	$28.87
March	40,344	$28.44

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

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

NSTAR
(Registrant)

Date: April 28, 2006	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer