Form 10-Q
period 2006-06-30
NSTAR/MA
filed 2006-07-31
CIK 1035675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2006
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

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1 per share, as of July 28, 2006.

NSTAR
Form 10-Q
Quarterly Period Ended June 30, 2006

		Page No.
Glossary of Terms		2

Part I. Financial Information:
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	3

	Condensed Consolidated Statements of Retained Earnings	4

	Condensed Consolidated Balance Sheets	5 - 6

	Condensed Consolidated Statements of Cash Flows	7

	Notes to Condensed Consolidated Financial Statements	8 - 20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20 - 38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

Part II. Other Information:

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 6.	Exhibits	41

Signature		42

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) , Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR's three electric utility subsidiaries, collectively
Boston Edison	Boston Edison Company
ComElectric	Commonwealth Electric Company
Cambridge Electric	Cambridge Electric Light Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
Canal	Canal Electric Company
Regulatory and State Authorities
AG	Attorney General of the Commonwealth of Massachusetts
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission (the Commission)
ISO-NE	ISO (Independent System Operator) - New England, Inc.
MDTE	Massachusetts Department of Telecommunications and Energy
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission
SJC	Massachusetts Supreme Judicial Court

Other
AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
BBtu	Billions of British thermal units
Bechtel	Bechtel Power Corporation
CGAC	Cost of Gas Adjustment Clause
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
ED	Exposure Draft
EPS	Earnings Per Common Share
FCA	Forward Capacity Auctions
FCM	Forward Capacity Market
GAAP	Accounting principles generally accepted in the United States of America
LDAC	Local Distribution Adjustment Clause
LICAP	Locational Installed Capacity
MGP	Manufactured gas plant
MWh	Megawatthour (equal to one million watthours)
NEMA	Northeastern Massachusetts
OATT	Open Access Transmission Tariff
PBR	Performance Based Distribution Rates
SAB	Staff Accounting Bulletin
SFAS	Statement of Financial Accounting Standards
SQI	Service Quality Indicators
YAEC	Yankee Atomic Electric Company

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR
Condensed Consolidated Statements of Income
(Unaudited)

(in thousands, except earnings and dividends declared per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues	$784,586	$692,005	$1,819,356	$1,572,050

Operating expenses:
Purchased power and cost of gas sold	435,069	357,531	1,107,421	879,530
Operations and maintenance	106,745	111,327	213,491	231,410
Depreciation and amortization	88,753	86,826	182,690	163,546
DSM and renewable energy programs	15,703	15,696	33,954	33,365
Property and other taxes	24,134	25,367	53,447	54,987
Income taxes	26,521	19,170	53,214	46,992
Total operating expenses	696,925	615,917	1,644,217	1,409,830

Operating income	87,661	76,088	175,139	162,220

Other income (deductions):
Other income, net	3,561	1,332	5,500	2,241
Other deductions, net	(865)	(377)	(1,528)	(570)
Total other income, net	2,696	955	3,972	1,671

Interest charges:
Long-term debt	31,774	29,986	61,104	60,688
Transition property securitization	10,796	12,696	22,456	21,385
Short-term debt and other	3,500	1,697	8,210	2,939
AFUDC	(1,869)	(977)	(3,352)	(1,521)
Total interest charges	44,201	43,402	88,418	83,491

Preferred stock dividends of subsidiary	490	490	980	980
Net income	$45,666	$33,151	$89,713	$79,420
Weighted average common shares outstanding:
Basic	106,808	106,767	106,808	106,702
Diluted	107,055	107,567	107,074	107,481
Earnings per common share:
Basic	$0.43	$0.31	$0.84	$0.74
Diluted	$0.43	$0.31	$0.84	$0.74

Dividends declared per common share	$0.3025	$0.29	$0.605	$0.58

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Retained Earnings
(Unaudited)

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Balance at the beginning of the period	$600,928	$533,581	$621,500	$518,252
Add:
Net income	45,666	33,151	89,713	79,420
Subtotal	646,594	566,732	711,213	597,672
Deduct:
Dividends declared:
Common shares *	32,310	30,973	96,929	61,913
Balance at the end of the period	$614,284	$535,759	$614,284	$535,759

*

As a result of a change in NSTAR's Board of Trustees meetings schedule in 2005, the fourth quarter dividend typically declared in December was approved on January 26, 2006.  The dividend payment schedule remains unchanged.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)
	June 30,	December 31,
	2006	2005
Assets

Utility plant in service, at original cost	$4,757,238	$4,671,059
Less: accumulated depreciation	1,217,755	1,178,259
	3,539,483	3,492,800
Construction work in progress	290,451	208,957
Net utility plant	3,829,934	3,701,757

Non-utility property, net	133,041	138,222

Equity and other investments	78,027	77,146

Current assets:
Cash and cash equivalents	13,121	15,612
Restricted cash	12,628	14,282
Accounts receivable, net and unbilled revenues	390,976	364,841
Regulatory assets	428,760	446,286
Inventory, at average cost	102,729	120,924
Income taxes	17,313	57,444
Other	14,686	16,894
Total current assets	980,213	1,036,283

Deferred debits:
Regulatory assets - energy contracts	625,907	683,193
Regulatory asset - goodwill	648,458	658,538
Regulatory assets - other	912,714	924,693
Prepaid pension	334,386	346,889
Other	86,978	78,843
Total deferred debits	2,608,443	2,692,156

Total assets	$7,629,658	$7,645,564

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	June 30,	December 31,
	2006	2005
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share,
200,000,000 shares authorized; 106,808,376 shares
in 2006 and in 2005 issued and outstanding	$106,808	$106,808
Premium on common shares	823,683	813,099
Retained earnings	614,284	621,500
Accumulated other comprehensive loss	(6,392)	(6,392)
Total common equity	1,538,383	1,535,015

Cumulative non-mandatory redeemable preferred
stock of subsidiary	43,000	43,000

Long-term debt	1,803,227	1,614,411
Transition property securitization	711,375	787,966
Total long-term debt	2,514,602	2,402,377
Total capitalization	4,095,985	3,980,392

Current liabilities:
Long-term debt	34,418	28,457
Transition property securitization	89,985	94,683
Notes payable	332,400	417,500
Deferred income taxes	16,310	7,232
Accounts payable	271,594	320,960
Energy contracts	182,505	183,674
Accrued expenses	174,129	116,939
Total current liabilities	1,101,341	1,169,445

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,253,139	1,273,456
Energy contracts	625,907	683,193
Pension liability	37,761	37,351
Regulatory liability - cost of removal	261,760	258,782
Other	253,765	242,945
Total deferred credits	2,432,332	2,495,727

Commitments and contingencies

Total capitalization and liabilities	$7,629,658	$7,645,564

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Six Months Ended
	June 30,
Operating activities:	2006	2005
Net income	$89,713	$79,420
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	182,970	164,154
Deferred income taxes	(6,194)	194,543
AFUDC	(3,352)	(1,521)
Gain on sale of non-utility property	(3,650)	-
Non-cash stock-based compensation	3,955	2,313
Purchase power contract buyouts	(62,558)	(592,390)
Net changes in:
Accounts receivable and unbilled revenues	(26,135)	(24,673)
Accounts payable	(39,298)	(25,247)
Other current assets	77,809	(207,512)
Other current liabilities	51,907	42,057
Net change from other operating activities	(1,995)	77,315
Net cash provided by (used in) operating activities	263,172	(291,541)

Investing activities:
Plant expenditures (excluding AFUDC)	(218,171)	(169,350)
Decrease (increase) in restricted cash	1,654	(8,427)
Proceeds from sale of non-utility property	5,537	-
Investments	(970)	(2,303)
Net cash used in investing activities	(211,950)	(180,080)

Financing activities:
Long-term debt redemptions	(3,391)	(153,636)
Issuance of long-term debt, net of discount	197,886	-
Transition property securitization redemptions	(81,289)	(51,375)
Issuance of transition property securitization	-	674,500
Debt issue costs	(1,750)	(6,513)
Net change in notes payable	(85,100)	78,000
Change in disbursement accounts	(10,068)	(15,093)
Common stock issuance	-	7,146
Dividends paid	(64,620)	(62,820)
Cash received for exercise of equity options	256	-
Cash used to settle equity compensation	(5,888)	-
Windfall tax effect of settlement of equity compensation	251	-
Net cash (used in) provided by financing activities	(53,713)	470,209

Net decrease in cash and cash equivalents	(2,491)	(1,412)
Cash and cash equivalents at the beginning of the year	15,612	12,497
Cash and cash equivalents at the end of the period	$13,121	$11,085
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$88,381	$79,259
Income taxes, net of refunds	$18,494	$4,995
Plant expenditures reducing accounts payable	$19,117	$-

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

2.  Basis of Consolidation and Accounting

The financial information presented as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005 have been prepared from NSTAR's books and records without audit by an independent registered public accounting firm.  However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  Financial information as of December 31, 2005 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP.  In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

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

The results of operations for the three and six-month periods ended June 30, 2006 and 2005 are not indicative of the results that may be expected for an entire year. The demand for electricity and natural gas is primarily affected by weather conditions and our customers' conservation measures caused by increases in global energy costs.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Stock-Based Compensation

The Plan

NSTAR's Share Incentive Plan (the Plan) permits a variety of stock and stock-based awards, including stock options and deferred stock awards to be granted to key employees.  The Plan, which will expire on January 23, 2007, limits the terms of awards to ten years.  Subject to adjustment for stock-splits and similar events, the aggregate number of common shares that may be awarded under the Plan is four million.  As adjusted for the effect of the common stock split that occurred in 2005, there were 1,267,953 unissued shares available under this Plan as of June 30, 2006.  All options were granted at the full market price of the common shares on the date of the grant when approved by the Board of Trustees Executive Personnel Committee.  Stock options and deferred stock awards vest generally ratably over a three-year period from date of grants, and options may be exercised during the ten-year period from grant date.  Stock-based compensation activity of the Plan was as follows:

Deferred Shares:

		Weighted
		Average
		Grant Date
	2006	Fair Value
	Activity	Price

Nonvested deferred shares at January 1	575,105	$27.36
Deferred shares granted	213,900	$27.73
Deferred shares vested	(197,831)	$25.06
Deferred shares forfeited	(5,300)	$26.29
Nonvested deferred shares at June 30	585,874	$28.32

On April 27, 2006, awards totaling 213,900 deferred shares were granted to executives and senior managers.  In 2005, a total of 371,419 deferred shares were awarded.  The total fair value of deferred shares that vested during the six months ended June 30, 2006 and year ended December 31, 2005 was $5.7 million and $5.4 million, respectively.

Stock Options:

		Weighted		Weighted
		Average		Average
	2006	Exercise	2005	Exercise
	Activity	Price	Activity	Price
Options outstanding
at January 1	2,588,401	$24.05	2,912,338	$21.73
Options granted	503,000	$27.73	586,000	$29.60
Options exercised	(10,667)	$21.60	(909,937)	$20.18
Options forfeited	(32,000)	$26.47	-	$-
Options outstanding at June 30 and December 31, respectively	3,048,734	$24.64	2,588,401	$24.05

Summarized information regarding stock options outstanding at June 30, 2006:

		Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted	Aggregate		Weighted	Aggregate
		Contractual	Average	Intrinsic		Average	Intrinsic
Range of	Number	Life	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	(Years)	Price	(000's)	Outstanding	Price	(000's)
$19.88	39,400	1.76	$19.88	$ 344	39,400	$19.88	$ 344
$22.19	229,000	3.90	$22.19	1,468	229,000	$22.19	1,468
$19.85	170,000	4.90	$19.85	1,488	170,000	$19.85	1,488
$22.06 - $22.67	415,999	5.80	$22.61	2,494	415,999	$22.61	2,494
$21.60	534,668	6.83	$21.60	3,743	534,666	$21.60	3,743
$24.21	586,667	7.83	$24.21	2,578	393,067	$24.21	1,728
$29.60	570,000	8.94	$29.60	-	188,100	$29.60	-
$27.73	503,000	9.82	$27.73	438	-	-	-
	3,048,734			$12,553	1,970,232		$11,265

There were 1,970,232 and 1,420,465 stock options exercisable on June 30, 2006 and December 31, 2005, respectively.  As of June 30, 2006 and December 31, 2005, the associated weighted average exercise price of these options exercisable is $22.98 and $22.09, respectively.  The total intrinsic value (the market price of the common share on the date exercised, less the option exercise price) of options exercised during the six months ended June 30, 2006 and year ended December 31, 2005 was $0.1 million and $8.3 million, respectively.

The stock options granted and approved on April 27, 2006 and June 9, 2005 have a weighted average grant date fair value of $3.86 and $2.74, respectively.  The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005
Expected life (years)	6.0	6.0
Risk-free interest rate	4.91%	3.76%
Volatility	16%	15%
Dividends	4.06%	4.69%

As of June 30, 2006, the total stock-based compensation cost related to nonvested stock awards not yet recognized is $17 million.  The weighted-average period over which total stock-based compensation will be recognized is 2.40 years.

SFAS 123(R)

NSTAR adopted SFAS No. 123(R), "Share-Based Payment" and the SEC Staff interpretation SAB 107, regarding the implementation of this Standard, effective January 1, 2006.  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS 123(R) requires NSTAR to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of the award.  This cost is recognized in the statement of income over the period during which an employee is required to provide services in exchange for the award.  For NSTAR, the requisite service period is three years.

For the three and six-month periods ended June 30, 2006, due to the adoption of SFAS 123(R), operations and maintenance expense was increased by stock option expense of approximately $337,000 and $662,000, respectively.  Additionally, for the three and six-month periods ended June 30, 2006, the after tax impact on net income was a reduction of approximately $205,000 and $402,000, respectively, or a reduction in basic and diluted EPS of $0.002 and $0.004, respectively.

NSTAR is using the modified prospective application transition method without restatement of prior interim periods in the year of adoption.  Prior to the adoption of SFAS 123(R), NSTAR applied the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to

Employees" and related interpretations in accounting for its 1997 Share Incentive Plan.  Accordingly, no stock-based employee compensation expense for option grants was recognized in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common shares on the date of grant.  The following table illustrates the effect on net income and earnings per share, for periods prior to the adoption of SFAS 123(R), if NSTAR had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation prior to the adoption of SFAS 123(R):

(in thousands, except earnings per common share amounts)	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income	$33,151	$79,420
Add: Share grant incentive compensation expense included in reported net
income, net of related tax effects	719	1,406
Deduct: Total share grant and stock option compensation expense determined under fair value method for all awards, net of related tax effects	(888)	(1,767)

Pro forma net income	$32,982	$79,059

Earnings per common share:
Basic and Diluted - as reported	$0.31	$0.74
Basic and Diluted - pro forma	$0.31	$0.74

4.  Pension and Other Postretirement Benefits

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Pension Plan), that covers substantially all employees.  During the first six months of 2006, NSTAR did not contribute to the Pension Plan and does not anticipate contributions to the Pension Plan during the remainder of 2006 due to the significant contributions NSTAR made in 2005.

SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension and postretirement benefits cost.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Service cost	$5.2	$5.2	$10.4	$10.3
Interest cost	14.9	14.4	29.7	28.8
Expected return on Plan assets	(19.5)	(18.6)	(39.0)	(37.2)
Amortization of prior service cost	-	-	0.1	0.1
Recognized actuarial loss	6.8	6.6	13.6	13.1
Net periodic pension benefit cost	$7.4	$7.6	$14.8	$15.1

The first quarter net periodic pension cost is typically estimated based on the previous year’s liability and asset levels.  The net periodic pension costs for the six months ended June 30, 2006 and 2005 have been adjusted to reflect the final cost amounts for 2006 and 2005.  This adjustment increased/(decreased) the periodic pension benefit cost by approximately $0.9 million and $(1.1) million, respectively.

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute towards postretirement benefits.  During the first six months of 2006, NSTAR did not contribute toward these benefits and does not anticipate making any contributions for the remainder of 2006 toward these benefits as a result of the significant contributions NSTAR made in 2005.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Service cost	$1.4	$1.4	$2.8	$2.8
Interest cost	8.2	8.3	16.5	16.7
Expected return on Plan assets	(6.8)	(6.3)	(13.5)	(12.5)
Amortization of transition obligation	0.2	0.3	0.3	0.6
Amortization of prior service cost	-	0.1	-	0.1
Recognized actuarial loss	2.7	2.8	5.3	5.6
Net periodic pension benefit cost	$5.7	$6.6	$11.4	$13.3

The first quarter net periodic postretirement benefit cost is typically estimated based on the previous year’s liability and asset levels.  The net periodic postretirement benefit costs for the six months ended June 30, 2006 and 2005 have been adjusted to reflect the final cost amounts for 2006 and 2005.  This adjustment increased/(decreased) the periodic postretirement benefit costs by approximately $0.2 million and $(0.6) million, respectively.

5.  New and Proposed Accounting Standards

In March 2006, the FASB issued an ED of a Proposed SFAS, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."  The ED would amend SFAS Nos. 87, 88, 106 and 132(R).  The proposed SFAS would require an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan.  The pension asset or liability is the difference between the fair value of the pension plan's assets and the projected benefit obligation as of year end.  For other postretirement benefit plans, the asset or liability is the difference between the fair value of the plan's assets and the accumulated postretirement benefit obligation as of year end.  NSTAR would be required to adopt this Proposed SFAS effective for the year ending December 31, 2006.  NSTAR is currently assessing the impact this Proposed SFAS would have on the Company's results of operations, financial position, and cash flows, in light of its approved regulatory rate mechanism for recovery of these types of employee benefit costs.

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an Interpretation of SFAS No. 109, "Accounting for Income Taxes."  FIN 48 intended to address inconsistencies among entities with the measurement and recognition in accounting for income tax deductions for financial statement purposes.  Specifically, FIN 48 addresses the timing of the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be sustained.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Upon adoption of FIN 48, the cumulative effect shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.

NSTAR will adopt FIN 48 effective January 1, 2007.  NSTAR is currently assessing the impact FIN 48 would have on its results of operations and financial position.  As part of its assessment, the Company is reviewing its tax accounting policy and tax position relating to the abandonment of the RCN common stock.  Refer to NSTAR's 2005 Form 10-K, Note H, for more details regarding this tax contingency.

Note B.  Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of June 30, 2006 and December 31, 2005, the estimated amount of the cost of removal included in regulatory liabilities was approximately $262 million and $259 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

Hedging Transactions

On February 28, 2005, the MDTE approved a petition by NSTAR Gas to change a portion of its gas procurement practices.  As approved, NSTAR Gas began purchasing financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  Ultimately, this will minimize fluctuations in prices to NSTAR firm gas sales customers.  NSTAR Gas will not take physical delivery of gas when the financial contracts are executed or expire.  These contracts qualify as derivative financial instruments and, specifically, cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  Accordingly, the fair value of these instruments are recognized on the accompanying Condensed Consolidated Balance Sheets as a deferred asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas.  All costs incurred are included in the firm sales CGAC.  Therefore, NSTAR Gas has recorded an offsetting regulatory asset or liability.  Currently, these derivative contracts extend through April 2007.  At June 30, 2006 and December 31, 2005, NSTAR has recorded a liability and a corresponding regulatory asset of $7.8 million and $0.3 million, respectively, reflecting the fair value of these contracts.

Note D.  Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and consumer division statistics performance for all Massachusetts utilities.  NSTAR Electric and NSTAR Gas are required to report annually to the MDTE concerning their performance as to each measure and are subject to maximum penalties of up to two percent of total transmission and distribution revenues should performance fail to meet the applicable benchmarks.

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

As of June 30, 2006, one of NSTAR Electric's subsidiaries is in a slight performance deficiency position due to deficiencies in meter reading and consumer division cases measures.  Accordingly, this amount has been accrued for during 2006.  The remaining two NSTAR Electric subsidiaries and NSTAR Gas' 2006 performance to date has exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  However, these results may not be indicative of the results that could be expected for the remainder of the year, including the peak demand period anticipated during the summer period.  As of December 31, 2005, NSTAR determined that for 2005, one of its electric subsidiaries was in a penalty position of approximately $0.1 million relating to its applicable service quality indicators. This penalty position is primarily due to service interruptions caused by the severe winter storms experienced earlier in 2005. As a result, NSTAR recorded a liability for this obligation in 2005.  NSTAR cannot predict the outcome or timing of the final determination by the MDTE.

In late 2004, the MDTE initiated a proceeding to eventually modify the SQI for all Massachusetts utilities.  Until any modification occurs, the current SQI measures will remain in place.  NSTAR cannot predict the outcome or timing of this proceeding.

The Settlement Agreement approved by the MDTE on December 30, 2005 (refer to Note I) established additional performance measures applicable to NSTAR's rate regulated subsidiaries.  NSTAR Gas will establish and submit a service quality measure based on separate leaks per mile metrics for bare-steel mains and unprotected, coated-steel mains.  A specific proposal to implement this performance benchmark is to be submitted to the MDTE for approval and subjects NSTAR Gas to a maximum penalty or incentive of up to $500,000. The Settlement Agreement also establishes, for NSTAR Electric, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000.  At this time, NSTAR cannot estimate its performance results applicable to these new measures.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $49.6 million and $50.1 million and corresponding net increases in accumulated deferred income taxes were recorded as of June 30, 2006 and December 31, 2005, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2006 and the actual effective income tax rate for the year ended December 31, 2005:

	2006	2005
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.7	4.6
Investment tax credits	(0.6)	(0.6)
Other	(0.6)	(1.6)
Effective tax rate before adjustments	38.5	37.4
Tax adjustments	-	(1.5)
Effective tax rate	38.5%	35.9%

The impact of the tax adjustment on the effective tax rate is due to the recognition during 2005 of approximately $4.7 million in tax benefits relating to capital gain transactions.

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Net income	$45,666	$33,151	$89,713	$79,420
Basic and Diluted EPS	$0.43	$0.31	$0.84	$0.74

Weighted average common shares
outstanding for basic EPS	106,808	106,767	106,808	106,702
Effect of diluted shares:
Weighted average dilutive potential common shares	247	800	266	779
Weighted average common shares outstanding for diluted EPS	107,055	107,567	107,074	107,481

Note G.  Long-Term Debt Issuance

On March 16, 2006, Boston Edison sold $200 million of thirty-year fixed rate (5.75%) Debentures.  The net proceeds were primarily used to repay outstanding short-term debt balances.  This most recent financing activity completes a process that began in December 2003 when Boston Edison filed a shelf registration with the SEC to issue up to $500 million in debt securities.  The MDTE approved the issuance by Boston Edison of up to $500 million of debt securities from time to time on or before December 31, 2005.  On December 29, 2005, the MDTE approved Boston Edison's request to extend the term of its financing plan until June 30, 2006 for the remaining $200 million in securities.

Note H.  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications and a liquefied natural gas service.  Amounts shown on the following table for the three and six-month periods ended June 30, 2006 and 2005 include the allocation of costs incurred by NSTAR, which primarily consist of interest charges and are allocated to the subsidiary companies based on NSTAR's investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended June 30,
2006
Operating revenues	$664,071	$85,953	$34,562	$784,586
Segment net income (loss)	$43,779	$(625)	$2,512	$45,666
2005
Operating revenues	$578,032	$84,219	$29,754	$692,005
Segment net income (loss)	$31,912	$(2,065)	$3,304	$33,151

Six months ended June 30,
2006
Operating revenues	$1,422,613	$321,492	$75,251	$1,819,356
Segment net income	$70,114	$13,697	$5,902	$89,713
2005
Operating revenues	$1,212,575	$297,838	$61,637	$1,572,050
Segment net income	$58,194	$17,368	$3,858	$79,420

Total assets
June 30, 2006	$6,753,734	$722,344	$153,580	$7,629,658
December 31, 2005	$6,658,805	$790,155	$196,604	$7,645,564

Note I.  Commitments and Contingencies

1.  Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third-party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.

During the second quarter of 2005, the SJC issued its decision in one of the environmental contamination matters.  In 2004, a Superior Court had issued a decision favorable to Boston Edison that put the burden of proof on the plaintiffs to determine Boston Edison's liability for contamination.  The SJC's decision reversed the Superior Court's 2004 ruling and held that the plaintiffs in this matter are allowed to seek joint and several liability against the defendants, including Boston Edison.  The case was remanded back to the Superior Court for trial.  On October 6, 2005, Boston Edison reached a settlement in principle with the plaintiffs in this matter.  On March 8, 2006, a settlement resolving Boston Edison's liability was finalized and filed with the Superior Court.  The Settlement is subject to a public comment period.  Boston Edison expects the Superior Court to approve and enter final judgment in August 2006.  Boston Edison anticipates paying $8.6 million within 30 days of the final judgment.  This payment will not have any further earnings effect, as a result of the recognition of this liability in the second quarter of 2005.  Boston Edison is pursuing additional recovery from its insurance carrier and other parties.

As of June 30, 2006 and December 31, 2005, NSTAR had reserves of $10 million and $10.3 million, respectively, for all potential environmental sites, including the site specified in the previous paragraph.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites. In addition, based on a legal opinion from the Company's environmental counsel, it is probable that Boston Edison will recover, at a minimum, approximately $2 million from other parties.  As a result, Boston Edison recorded a receivable in the second quarter of 2005 that will ultimately offset the Company's obligation.  Management believes that the ultimate disposition of this matter will not have a material adverse impact on NSTAR's results of operation, cash flows or its financial position.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible for remedial action.  The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of June 30, 2006 and December 31, 2005, NSTAR recorded a liability of approximately $3.4 million and $3.6 million, respectively, as estimates for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party.  A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

2.  345kV Transmission Project

In the second quarter of 2006, NSTAR completed the construction of a switching station in Stoughton, Massachusetts, as part of its 345kV transmission line project that will connect the switching station to South Boston.  To date, the 345kV project is approximately 95% complete.  The completion of this project is expected to ensure continued reliability of electric service and improve power import capability in the NEMA area.  The entire project is expected to be completed and placed in service during the third quarter of 2006.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by NSTAR through wholesale and retail transmission rates.  As of June 30, 2006, NSTAR has remaining contractual construction cost commitments of approximately $8 million related to this project.  These construction commitments are scheduled to be fulfilled and expire in September 2006.

3.  Equity Investment in Connecticut Yankee Atomic Power Company

NSTAR Electric collectively has an equity ownership of 14% in CY.  Periodically, NSTAR obtains estimates from the management of CY on the cost of decommissioning the CY nuclear unit, which is completely shut down and is currently conducting decommissioning activities.

CY's estimated decommissioning costs have increased reflecting the fact that CY is now self-performing all work to complete the decommissioning of the plant due to the termination of the decommissioning contract with Bechtel.  In July 2004, CY filed with FERC for recovery of these increased costs.  In August 2004, FERC issued an order accepting the new rates, beginning in February 2005, subject to the outcome of a hearing and refund to allow for this recovery.  In November 2005, the Administrative Law Judge overseeing the hearing issued a ruling favorable to CY, including findings that the allegations of imprudence raised by intervenors were not substantiated.  The full Commission will consider the Initial Decision and issue a subsequent order either approving or rejecting it, in whole or in part.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

On March 7, 2006, CY and Bechtel executed a Settlement Agreement that fully, mutually and immediately settles a dispute among the parties and have signed releases against all future claims.  Bechtel has agreed to settle with CY, and CY will withdraw its termination of the decommissioning contract for default and deem it terminated by agreement.  NSTAR Electric's portion of the settlement proceeds will reduce its ultimate future decommissioning obligation.  NSTAR Electric recovers decommissioning costs from its customers and therefore, this settlement will not have an impact on NSTAR's results of operations, financial position or cash flows.

4.  Equity Investment in Yankee Atomic Electric Company

NSTAR Electric collectively has an equity ownership of 14% in YAEC.  Periodically, NSTAR obtains estimates from the management of YAEC on the cost of decommissioning the YAEC nuclear unit.  This nuclear unit is completely shut down and is currently conducting decommissioning activities.

During the course of carrying out the decommissioning work, YAEC identified increases in the scope of soil remediation and certain other remediation required to meet environmental standards beyond the levels assumed in a 2003 Estimate.  On November 23, 2005, YAEC submitted a filing to the FERC for adjustments to its Rate Schedules to revise the level of collections to recover the costs of completing the decommissioning of YAEC's retired nuclear generating plant (the 2005 Estimate).  The schedule for the completion of physical work will need to extend until the end of August 2006 and the costs of completing decommissioning was estimated to be approximately $63 million greater than the estimate that formed the basis of the 2003 FERC settlement.  Based on this allocation increase, NSTAR Electric was obligated to pay $8.8 million to the decommissioning of YAEC.  Most of the cost increase relates to decommissioning expenditures that will be made during 2006, followed by a significant reduction in those charges during the years 2007 through 2010.  On January 31, 2006, FERC issued an order accepting the rates for filing, effective February 1, 2006, subject to hearing and refund.  FERC ordered the hearing held in abeyance pending the outcome of settlement negotiations.  The parties to these negotiations subsequently reached a settlement ("Settlement Agreement") that was filed with FERC on May 1, 2006.  The Settlement Agreement extends the collection period to 2014 but revises the schedule of decommissioning charges to reflect a reduction of $28.2 million compared to the 2005 estimate based on a modification to the annual escalation factor, elimination of the litigation costs associated with a protracted FERC proceeding and a modification to the contingency assumption.  Based on this allocation decrease, NSTAR Electric's obligation is reduced by $4 million. The Settlement Agreement is subject to review by FERC and requires FERC approval to become effective.  NSTAR Electric cannot predict the timing or the ultimate outcome of this process.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future.  Changes in these estimates will not affect NSTAR's results of operations or cash flows because these costs will be collected from customers through NSTAR's transition charge filings with the MDTE.

5.  Regulatory and Legal Matters

a.  Regulatory proceedings - MDTE

On December 30, 2005, the MDTE approved a multi-year rate Settlement Agreement between NSTAR, the AG and several intervenors, for adjustments to NSTAR Electric's transition and distribution rates effective January 1, 2006 and May 1, 2006, respectively.  Effective May 1, 2006, NSTAR Electric increased its distribution rates with an offsetting decrease in transition rates.  Beginning January 1, 2007, the Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates through 2012.

The Settlement Agreement also permits NSTAR Electric to recover incremental costs relating to certain safety and reliability projects through distribution rates.

In December 2005, NSTAR Electric filed proposed transition rate adjustments for 2006, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2005.  The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2006.  Updated reconciliations to reflect final 2005 costs and revenues were filed during the second quarter for Boston Edison, ComElectric and Cambridge Electric.  In addition, as part of the rate Settlement Agreement approved by the MDTE on December 30, 2005, transition rates were reduced by $20 million effective January 1, 2006 and by $30 million on May 1, 2006 and are deferred with carrying charges at a rate of 10.88%.

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

b.  Regulatory proceeding - FERC

Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all NSTAR Electric companies.  The new tariffs became effective on June 1, 2005; however, the FERC set certain rate-related issues raised in the proceeding for hearing.  Settlement discussions with the AG, the sole intervenor, are ongoing.  NSTAR cannot predict the timing or ultimate resolution of this proceeding.

c.  Locational Installed Capacity Replaced by Forward Capacity Market

After a lengthy hearing, a FERC-appointed Administrative Law Judge issued an Initial Decision on June 15, 2005 approving an ISO-NE plan to implement LICAP.  LICAP was conceived as an administrative mechanism designed to compensate wholesale generators for their locational capacity value based on a price-quantity curve.  The FERC did not immediately affirm the Initial Decision, but allowed additional oral argument and delayed implementation to no earlier than October 2006.  In response to language in the Energy Policy Act of 2005 requesting the FERC to "carefully consider States' objections" to LICAP, the FERC, on October 21, 2005, ordered settlement procedures to "develop an alternative to LICAP."  A contested Settlement was filed on January 31, 2006 and approved by FERC in a June 16, 2006 Order and is expected to provide significant savings to NSTAR Electric's customers relative to the costs associated with the LICAP model approved in the Initial Decision.  The Order adopted the FCM as a replacement to LICAP.  NSTAR supports the FCM concept, but opposed, on several grounds, the Order in a July 17, 2006 filing that requested a rehearing, together with the AG and other load representatives.  Some of the aspects of the Order that NSTAR objected to, on behalf of its customers, include the payment of incentive rates to existing generators, an expensive transition payment mechanism and the failure to terminate Reliability Must Run agreements coincident with the initiation of transition payments.

Unless the FERC reverses its decision, FCM will begin on June 1, 2010 and establishes FCAs which are auctions designed to procure capacity three or more years ahead of time with a one-year commitment period.  FCM includes a locational mechanism to establish separate zones for capacity when transmission constraints are found to exist.  FCM allows load-serving entities such as NSTAR to self-supply through contracted resources to meet its capacity obligations without participating in the FCAs.  The settlement also provides for a transition period from December 1, 2006 through June 1, 2010 during which time fixed payments will be made to generators at rates established in the agreement.  The impact to rates for NSTAR customers during the transition period will be approximately 0.8 to 1.1 cents per kilowatt hour.  NSTAR Electric cannot anticipate the precise changes resulting from the FCAs due to their competitive nature, but expects all costs incurred to be fully recoverable.

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

Overview

NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's core business is a traditional "pipes and wires" company with a continuing focus on shareholder value and a continued commitment for safe and reliable energy delivery to customers.  NSTAR is also committed to provide accurate information and other helpful assistance to its customers, thereby providing a superior customer experience.  NSTAR's strategy is to invest in transmission and distribution assets that will align with its core competencies.

Planned Electric Affiliate Merger and Assets Transfer

NSTAR's rate Settlement Agreement of December 30, 2005 approved by the MDTE anticipates the transfer of the net assets, structured as a merger, of NSTAR's subsidiary companies of Cambridge Electric, ComElectric and Canal to Boston Edison.  The transfer of net assets is contingent upon obtaining final approval by the MDTE and FERC.  If approved, Boston Edison will be renamed "NSTAR Electric Company."  NSTAR began the approval process and filed a specific merger plan to provide for the net asset transfer with the MDTE and the FERC on May 26, 2006 for which it has requested expedited approval.  It is anticipated that the merger will be executed in January 2007.

Electric utility operations.  NSTAR derives 78% of its operating revenues from the transmission and distribution of electric energy through its NSTAR Electric subsidiaries that are comprised of Boston Edison, ComElectric, and Cambridge Electric.

Gas operations.  NSTAR derives 18% of its operating revenues from the distribution of natural gas through its NSTAR Gas retail natural gas distribution subsidiary.

Unregulated operations.  NSTAR derives 4% of its operating revenues from non-utility, unregulated operating subsidiaries in the telecommunications and district energy operations.

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

Net income for the quarter and six-month periods ended June 30, 2006 amounted to $45.7 million and $89.7 million, or $0.43 and $0.84 basic and diluted earnings per share, respectively, as compared to $33.2 million and $79.4 million, or $0.31 and $0.74 basic and diluted earnings per share, respectively, for the same period in 2005, as further explained in this discussion.

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

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

-	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital
-	weather conditions that directly influence the demand for electricity and natural gas and damage from major storms
-	future economic conditions in the regional and national markets
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

-	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
-	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
-	impact of continued cost control procedures on operating results
-	ability to maintain current credit ratings
-	impact of uninsured losses
-	impact of union contract negotiations
-	changes in financial accounting and reporting standards

-	changes in specific hazardous waste site conditions and the specific cleanup technology
-	prices and availability of operating supplies
-	the impact of terrorist acts, and
-	changes in tax laws, regulations and rates

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

New and Proposed Accounting Standards

In March 2006, the FASB issued an ED of a Proposed SFAS, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."  The ED would amend SFAS Nos. 87, 88, 106 and 132(R).  The proposed SFAS would require an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan.  The pension asset or liability is the difference between the fair value of the pension plan's assets and the projected benefit obligation as of year end.  For other postretirement benefit plans, the asset or liability is the difference between the fair value of the plan's assets and the accumulated postretirement benefit obligation as of year end.  NSTAR would be required to adopt this Proposed SFAS effective for the year ending December 31, 2006.  NSTAR is currently assessing the impact this Proposed SFAS would have on the Company's results of operations, financial position, and cash flows, in light of its approved regulatory rate mechanism for recovery of these types of employee benefit costs.

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an Interpretation of SFAS No. 109, "Accounting for Income Taxes."  FIN 48 intended to address inconsistencies among entities with the measurement and recognition in accounting for income tax deductions for financial statement purposes.  Specifically, FIN 48 addresses the timing of the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be sustained.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Upon adoption of FIN 48, the cumulative effect shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.

NSTAR will adopt FIN 48 effective January 1, 2007.  NSTAR is currently assessing the impact FIN 48 would have on its results of operations and financial position.  As part of its assessment, the Company is reviewing its tax accounting policy and tax position relating to the abandonment of the RCN common stock.  Refer to NSTAR's 2005 Form 10-K, Note H, for more details regarding this tax contingency.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of June 30, 2006 and December 31, 2005, customers of NSTAR Electric had approximately 50% and 32%, respectively, of their load requirements provided by competitive suppliers.

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

Major components of the agreement include:

-

A reduction in annual transition rates of $20 million effective January 1, 2006 and on May 1, 2006, a distribution rate increase of $30 million with a corresponding reduction in transition charges.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

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

-	NSTAR Electric will be permitted to collect certain incremental safety and reliability costs through distribution rates.
-

Preliminary Agreement with respect to certain terms of a merger and asset transfer of Cambridge Electric, ComElectric and Canal into Boston Edison; the merger will require approval by the MDTE.  The Company filed a specific plan on May 26, 2006 with the MDTE for approval and anticipates an order in the fourth quarter of 2006.

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

-	The adoption of certain new SQI performance incentives and penalties.
-	The provision for NSTAR Gas to file for approval of a PBR plan on or before July 1, 2007 with the existing distribution rates to be the "cast-off" rates for the plan.

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

As discussed above, the MDTE approved a seven-year rate Settlement Agreement on December 30, 2005 between the AG, NSTAR and several intervenors.  For NSTAR Gas customers, the settlement required an adjustment to the CGAC to defer recovery of approximately $18.5 million effective January 2006.  NSTAR Gas is currently recovering this deferred amount, with interest at the effective prime rate, over a twelve-month period effective May 1, 2006.

The 2005-2006 winter season MDTE-approved CGAC factor was revised downward to $0.90/therm effective March 1, 2006 from a factor of $1.3955/therm effective January 1, 2006 to reflect decreases in the cost of gas caused by varying market conditions.  Effective May 1, 2006, the MDTE approved a summer period CGAC factor of $1.1855/therm that includes higher forecasted gas commodity costs.  Changes in the cost of gas supply have no impact on the Company's earnings due to this rate recovery mechanism.

On February 28, 2005, the MDTE approved a petition by NSTAR Gas to change a portion of its gas procurement practices.  As approved, NSTAR Gas began purchasing financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  Ultimately, this will minimize fluctuations in prices to NSTAR firm gas sales customers.  NSTAR Gas will not take physical delivery of gas when the financial contracts are executed or expire.  These contracts qualify as derivative financial instruments and, specifically, cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  Accordingly, the fair value of these instruments are recognized on the accompanying Condensed Consolidated Balance Sheets as a deferred asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas.  All costs incurred are included in the firm sales CGAC.  Therefore, NSTAR Gas has recorded an offsetting regulatory asset or liability.  Currently, these derivative contracts extend through April 2007.  At June 30, 2006 and December 31, 2005, NSTAR has recorded a liability and a corresponding regulatory asset of $7.8 million and $0.3 million, respectively, reflecting the fair value of these contracts.

c.  Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and consumer division statistics performance for all Massachusetts utilities.  NSTAR Electric and NSTAR Gas are required to report annually to the MDTE concerning their performance as to each measure and are subject to maximum penalties of up to two percent of total transmission and distribution revenues should performance fail to meet the applicable benchmarks.

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

As of June 30, 2006, one of NSTAR Electric's subsidiaries is in a slight performance deficiency position due to deficiencies in meter reading and consumer division cases measures.  Accordingly, this amount has been accrued for during 2006.  The remaining two NSTAR Electric subsidiaries and NSTAR Gas' 2006 performances to date have exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  However, these results may not be indicative of the results that could be expected for the remainder of the year, including the peak demand period anticipated during the summer period.  As of December 31, 2005, NSTAR determined that for 2005, one of its electric subsidiaries was in a penalty position of approximately $0.1 million relating to its applicable service quality indicators. This penalty position is primarily due to service interruptions caused by the severe winter storms experienced earlier in 2005. As a result, NSTAR recorded a liability for this obligation in 2005.  NSTAR cannot predict the outcome or timing of the final determination by the MDTE.

In late 2004, the MDTE initiated a proceeding to eventually modify the SQI for all Massachusetts utilities.  Until any modification occurs, the current SQI measures will remain in place.  NSTAR cannot predict the outcome or timing of this proceeding.

The Settlement Agreement approved by the MDTE on December 30, 2005 (refer to Note I) established additional performance measures applicable to NSTAR's rate regulated subsidiaries.  NSTAR Gas will establish and submit a service quality measure based on separate leaks per mile metrics for bare-steel mains and unprotected, coated-steel mains.  A specific proposal to implement this performance benchmark is to be submitted to the MDTE for approval and subjects NSTAR Gas to a maximum penalty or incentive of up to $500,000.  The Settlement Agreement also establishes, for NSTAR Electric, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000.  At this time, NSTAR cannot estimate its performance results applicable to these new measures.

Union Labor Contracts

Management, engineering, financing and support services are provided to the operating subsidiaries of NSTAR by employees of NSTAR Electric & Gas.  As of June 30, 2006, approximately 70% of NSTAR Electric & Gas employees are represented by two units covered by separate collective bargaining contracts.  NSTAR's labor contract with Local 369 of the Utility Workers Union of America, AFL-CIO, which represents approximately 60% of employees, expires on June 1, 2009.  An additional 8% of employees that support NSTAR's gas operations, represented by Local 12004 United Steelworkers of America, recently agreed upon a new four-year contract expiring March 31, 2010.  The remaining 2% of employees are at Advanced Energy Systems' MATEP subsidiary are represented by Local 877, the International Union of Operating Engineers, AFL-CIO, under a contract that expires on September 30, 2006.  Management has begun discussions with union officials for Local 877 for a new labor contract.

Management believes it has satisfactory relations with its employees.

Earnings Outlook

Based on earnings for the six-months ended June 30, 2006, NSTAR is currently projecting to achieve earnings per share for the year ended December 31, 2006 in the upper-end of its $1.90-$1.96 range.  In addition, NSTAR has raised its longer-term earnings per share growth estimate to be in the 6% - 8% range from 4% - 6%.  The revised estimate reflects several factors including: full implementation of its seven-year Rate Settlement Agreement; lower growth in O&M expense than previously estimated; and higher returns provided by planned transmission system investments.  NSTAR also reiterated its goal to raise its dividend in line with its earnings growth.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended June 30, 2006 and 2005 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Executive Summary

Earnings per common share were as follows:

	Three Months Ended June 30,
	2006	2005	% Change
Basic and Diluted	$0.43	$0.31	38.7

Net income was $45.7 million for the quarter ended June 30, 2006 compared to $33.2 million for the same period in 2005.  Major factors that contributed to the $12.5 million increase in 2006 earnings on an after-tax basis include:

-	Higher electric transmission revenues as a result of investments in the Company's transmission infrastructure, specifically, NSTAR's 345kV project ($4.8 million)
-	Lower operations and maintenance expenses due to the absence in 2006 of a charge in 2005 related to settlement of an environmental claim of $3 million
-	Gain realized in 2006 on the sale of a parcel of non-utility land ($2.2 million)
-	Increased distribution rates effective May 1, 2006, as part of the Rate Settlement Agreement ($2.3 million) and higher electric sales
-	Higher firm gas revenues as a result of improved unit sales ($1.1 million)

These increases in earnings factors were partially offset by:

-	Higher short-term interest expense as a result of both increased rates and higher levels of borrowings ($1.5 million)

Significant cash flow events during the quarter include the following: NSTAR invested approximately $108 million in capital projects to improve capacity and reliability, paid approximately $32.3 million in common share dividends and retired approximately $35.5 million in securitized and other long-term debt.

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended June 30,
	2006	2005	% Change

Residential	1,446,851	1,488,683	(2.8)
Commercial	3,213,993	3,075,564	4.5
Industrial	388,700	406,522	(4.4)
Streetlighting	34,284	35,451	(3.3)
Total retail sales	5,083,828	5,006,220	1.6

Firm Gas Sales and Transportation - BBtu	Three Months Ended June 30,
	2006	2005	% Change

Residential	3,215	3,135	2.6
Commercial and other	3,158	3,037	4.0
Industrial	1,037	1,136	(8.7)
Total firm sales	7,410	7,308	1.4

The increase in retail MWh sales in the second quarter of 2006 was entirely in the commercial sector.

The increase in firm gas sales in the second quarter of 2006 is weather-driven and reflects cooler weather in April and June, partially offset by a warmer May as compared to the same period last year.

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Electric residential and commercial customers represented approximately 28% and 63%, respectively, of NSTAR's total retail sales mix for the second quarter of 2006 and provided 39% and 55% for NSTAR's distribution and transmission revenues classifications, respectively.  Refer to the "Electric revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions.

			Normal
			30-Year
	2006	2005	Average

Heating Degree-Days	950	1,034	972
Percentage (warmer) colder than prior year	(8.1)%	31.2%
Percentage (warmer) colder than 30-year average	(2.3)%	6.4%

Cooling Degree Days	178	182	175
Percentage (cooler) warmer than prior year	(2.2)%	38.9%
Percentage (cooler) warmer than 30-year average	1.7%	4.0%

Heating and Cooling Degree-Days measure changes in daily temperature levels in explaining demand for electricity and natural gas.  Conservation measures and economic factors also impact energy sales.  However, weather conditions primarily impact electric and, to a greater extent during the early spring, natural gas sales in NSTAR's service area.  The comparative information above relates to heating and cooling degree-days for the second quarter of 2006 and 2005 and the number of heating and cooling degree-days in a "normal" second quarter as represented by a 30-year average.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below or above the base temperature is measured as one heating or cooling degree-day.

Operating revenues

Operating revenues for the second quarter of 2006 increased $92.6 million or 13.4% from the same period in 2005 as follows:

(in millions)	Three Months Ended June 30,		Increase/(Decrease)
	2006	2005	Amount	Percent
Electric revenues
Retail distribution and transmission	$241.0	$203.9	$37.1	18.2
Energy, transition and other	423.0	374.2	48.8	13.0
Total electric revenues	664.0	578.1	85.9	14.9
Gas revenues
Firm and transportation	27.7	25.2	2.5	9.9
Energy supply and other	58.2	59.0	(0.8)	(1.4)
Total gas revenues	85.9	84.2	1.7	2.0

Unregulated operations revenues	34.7	29.7	5.0	16.8
Total operating revenues	$784.6	$692.0	$92.6	13.4

  Electric revenues

Electric retail distribution revenues primarily represent charges to customers for the Company's recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations.  The increase in retail distribution and transmission revenues includes higher transmission rates reflecting primarily Boston Edison's increased investment in transmission infrastructure.

NSTAR's largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE and FERC.  The $37.1 million increase in retail distribution and transmission revenues is primarily due to higher transmission-related rates that increased transmission revenues by approximately $26.6 million and a distribution rate increase effective May 1, 2006 as approved in NSTAR Electric's Rate Settlement Agreement and a 1.6% increase in MWh sales, substantially all in the commercial sector.  In addition, as a result of the Settlement Agreement, costs that had previously been recovered in transition revenues since the cessation of wholesale agreements are, effective May 1, 2006, being recovered in distribution rates.  This accounts for $5.9 million of distribution revenues through June 30, 2006.  Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions primarily affect NSTAR's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service and are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. The $48.8 million increase in energy, transition and other revenues is primarily attributable to the $79.4 million increase in energy supply costs, partially offset by a reduction of $18 million in transition related revenues resulting from the December 2005 rate Settlement Agreement and the absence in 2006 of approximately $1.6 million of MDTE-approved incentive revenue entitlements realized in the second quarter of 2005 for successfully lowering transition charges resulting from the securitization financing that closed on March 1, 2005.  In addition, NSTAR Electric is permitted to earn a carrying charge on transition deferral balances.

 Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area.  The $2.5 million increase in firm and transportation revenues is attributable to higher commercial customer usage.  Revenues were partially offset by overall warmer spring weather conditions, energy efficiency and conservation efforts and customers switching to alternate fuel sources as a result of higher energy price concerns.

NSTAR Gas' sales are positively impacted by colder heating season weather because a substantial portion of its customer base uses natural gas for space heating purposes.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenue decrease of $0.8 million primarily reflects a reduction in NSTAR Gas non-firm default sales to customers.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are primarily derived from NSTAR's unregulated businesses that include district energy operations and telecommunications.  Unregulated revenues were $34.7 million for the quarter ended June 30, 2006 compared to $29.7 million in the same period of 2005, an increase of $5 million, or 16.8%.  The increase in unregulated revenues is primarily the result of higher prices and increased sales of electricity and chilled water.

Operating expenses

Purchased power costs  were $383.2 million in the second quarter of 2006 compared to $303.8 million in the same period of 2005, an increase of $79.4 million, or 26%.  The increase is primarily the result of the higher energy and transmission costs of both NSTAR's regulated and unregulated companies, and to a lesser extent, a 1.6% increase in sales volumes.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Cost of gas sold,  representing NSTAR Gas' supply expense, was $51.8 million in the second quarter of 2006 compared to $53.7 million in 2005, a decrease of $1.9 million, or 4%.  Despite a 1.4% increase in firm gas sales, the expense decrease reflects a decrease in non-firm default sales, entirely offset by the higher cost of gas per therm.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense  was $106.8 million in the second quarter of 2006 compared to $111.3 million in the same period of 2005, a decrease of $4.5 million, or 4%.  This decrease primarily relates to a charge in 2005 related to settlement of an environmental claim of $5 million and to higher spring storm costs of $1.4 million in 2005.  These factors are somewhat offset by incremental costs in 2006 associated with a MDTE approved safety and reliability program of $2 million and $0.3 million in stock option expense resulting from NSTAR's adoption of SFAS 123R in 2006.

Depreciation and amortization expense  was $88.8 million in the second quarter of 2006 compared to $86.8 million in the same period of 2005, an increase of $2 million or 2%.  The increase primarily reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense  was $15.7 million in the second quarter of 2006 compared to $15.7 million in the same period of 2005, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes  were $24.1 million in the second quarter of 2006 compared to $25.4 million in the same period of 2005, a slight decrease of $1.3 million, or 5%.  This decrease is primarily due to lower overall labor costs.

Income taxes  attributable to operations were $26.5 million in the second quarter of 2006 compared to $19.2 million in the same period of 2005, an increase of $7.3 million, or 38%, reflecting higher pre-tax operating income in 2006.

Other income, net

Other income, net  was approximately $3.6 million in the second quarter of 2006 compared to $1.3 million in the same period of 2005, an increase in other income of $2.3 million.  The increase is primarily due to the net gain realized on the sale of a parcel of non-utility land in Boston ($2.2 million).

Other deductions, net

Other deductions, net  was approximately $0.9 million in the second quarter of 2006 compared to $0.4 million in the same period of 2005, an increase in other deductions of $0.5 million.  The higher expense in the second quarter of 2006 as compared to the same period in 2005 relates primarily to NSTAR's portion of a reduction in its equity investment resulting from a settlement agreement among CY and certain regulatory parties related to decommissioning activities ($0.6 million).

Interest charges

Interest on long-term debt and transition property securitization certificates  was $42.6 million in the second quarter of 2006 compared to $42.7 million in the same period of 2005, a slight decrease of $0.1 million, or 0.2%.  The interest costs of $2.9 million associated with Boston Edison's $200 million, 30-year fixed rate (5.75%) Debentures issued on March 16, 2006 were offset by reduced interest costs of $1.9 million associated with transition property securitization, the absence in 2006 of interest expense of $0.9 million related to the redemption of Boston Edison's $100 million Floating Rate Debentures on October 17, 2005 and other subsidiary debt reduced by periodic sinking fund redemptions.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs.  The future income stream was sold to these companies by Boston Edison and ComElectric.

Short-term and other interest expense  was $3.5 million in the second quarter of 2006 compared to $1.7 million in the same period of 2005, an increase of $1.8 million, or 106%.  The increase is primarily due to higher short-term debt borrowing costs of $2.5 million reflective of a 190 basis point increase in the 2006 weighted average borrowing rates and a higher average level of funds borrowed as compared to the same period in 2005.  The weighted average short-term interest rates including fees were 5.33% and 3.43% in the three-month periods ended June 30, 2006 and 2005, respectively.  The higher average borrowing during 2006 reflects the impact of Boston Edison financing its long-term debt redemption of October 17, 2005 with short-term debt.  Boston Edison used the proceeds of its $200 million Debenture that was issued on March 16, 2006 to pay down its short-term debt balances.

Results of Operations

The following section of MD&A compares the results of operations for each of the six-month periods ended June 30, 2006 and 2005 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Executive Summary

Earnings per common share were as follows:

	Six Months Ended June 30,
	2006	2005	% Change
Basic and Diluted	$0.84	$0.74	13.5

Net income was $89.7 million for the six-month period ended June 30, 2006 compared to $79.4 million for the same period in 2005.  Major factors that contributed to the $10.3 million, or 13%, increase in 2006 earnings on an after-tax basis include:

-	Higher electric transmission revenues as a result of investments in the Company's transmission infrastructure ($8.7 million)
-	Gain realized on the sale of a parcel of non-utility land ($2.2 million)
-

Lower operations and maintenance expenses in 2006 due to lower labor, materials and contractor costs in 2006 as a result of costs associated with 2005 winter storms (approximately $2.7 million), facilities consolidation charges than in 2005 (approximately $2.2 million), lower bad debt expense of $3.3 million in 2006 and a charge in 2005 related to an environmental settlement claim of $3 million.  The reduction in bad debt expense includes the effect of the implementation of a new MDTE-approved recovery rate mechanism, effective January 1, 2006, that allows NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis

-	Improved earnings from district energy operations due to higher rates ($3.4 million)

These increases in earnings factors were partially offset by:

-	The absence in 2006 of the recognition in 2005 of MDTE-approved incentive entitlements for NSTAR successfully lowering transition charges (approximately $9.5 million)
-	Lower firm gas and electric distribution revenues due to lower energy sales caused by warmer weather (heating degree-days declined by 10.3%) and conservation measures by customers ($4.4 million)
-	Higher short-term interest expense as a result of both increased rates and higher levels of borrowings ($3.5 million)

On March 16, 2006, Boston Edison closed on the sale of $200 million, 30-year, fixed rate (5.75%) Debentures that were used to repay short-term debt balances.  In the first quarter of 2005, NSTAR closed on a securitization financing transaction in which NSTAR received approximately $674.5 million in proceeds.  The net proceeds were used primarily to make liquidation payments required in connection with the termination of obligations under certain purchase power contracts (approximately $554 million) and to repay $150 million of outstanding debt at ComElectric.

Significant cash flow events during the first half of 2006 include the following: NSTAR invested approximately $218 million in capital projects to improve capacity and reliability, issued, net of discount, $198 million in new long-term debt to pay-down its short-term debt balances, paid approximately $64.6 million in common share dividends and retired approximately $84.7 million in securitized and other long-term debt.

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Six Months Ended June 30,
	2006	2005	% Change

Residential	3,102,606	3,212,446	(3.4)
Commercial	6,367,775	6,291,046	1.2
Industrial	781,186	802,027	(2.6)
Streetlighting	80,464	80,707	(0.3)
Total retail sales	10,332,031	10,386,226	(0.5)

Firm Gas Sales and Transportation - BBtu	Six Months Ended June 30,
	2006	2005	% Change

Residential	12,307	13,926	(11.6)
Commercial and other	10,518	11,323	(7.1)
Industrial	2,678	3,031	(11.6)
Total firm sales	25,503	28,280	(9.8)

The 0.5% decrease in retail MWh sales in the first half of 2006 reflects the warmer temperatures in January, March and May of 2006.  The 9.8% decrease in firm gas sales in the first half of 2006 primarily reflects warmer overall temperatures as compared to the same period in 2005.  Additionally, conservation measures implemented by NSTAR's electric and gas customers have contributed to these declines in sales.

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  The overall warmer winter weather was the primary cause of decreased electric and natural gas energy sales during the first half of 2006, partially offset by a cool and rainy weather period in the second quarter.  However, even with the lower energy usage, revenues and the cost of that energy (which is also included in revenues) increased dramatically due to the rise in global energy costs.  The warmer temperatures not only resulted in fewer natural gas energy units sold for heating, but also resulted in lower demand from electrically-powered heating equipment.  Electric residential and commercial customers represented approximately 30% and 62%, respectively, of NSTAR's total retail sales mix for the first half of 2006 and provided 43% and 51% for NSTAR's distribution and transmission revenues.  Refer to the "Electric revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions.

			Normal
			30-Year
	2006	2005	Average

Heating Degree-Days	3,951	4,405	4,276
Percentage (warmer) colder than prior year	(10.3)%	12.1%
Percentage (warmer) colder than 30-year average	(7.6)%	3.0%

Cooling Degree-Days	178	182	176
Percentage (cooler) warmer than prior year	(2.2)%	38.9%
Percentage (cooler) warmer than 30-year average	1.1%	3.4%

Operating revenues

Operating revenues for the first half of 2006 increased $247.3 million or 15.7% from the same period in 2005 as follows:

(in millions)	Six Months Ended June 30,		Increase/(Decrease)
	2006	2005	Amount	Percent
Electric revenues
Retail distribution and transmission	$447.6	$392.8	$54.8	14.0
Energy, transition and other	974.9	819.8	155.1	18.9
Total electric revenues	1,422.5	1,212.6	209.9	17.3
Gas revenues
Firm and transportation	84.7	89.0	(4.3)	(4.8)
Energy supply and other	236.8	208.9	27.9	13.4
Total gas revenues	321.5	297.9	23.6	7.9

Unregulated operations revenues	75.4	61.6	13.8	22.4
Total operating revenues	$1,819.4	$1,572.1	$247.3	15.7

  Electric revenues

Electric retail distribution revenues primarily represent charges to customers for the Company's recovery of its capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations.  The increase in retail distribution and transmission revenues includes higher transmission rates reflecting primarily Boston Edison's increased investment in transmission infrastructure.

NSTAR's largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE and FERC.  Despite a 0.5% decrease in MWh sales, substantially in the residential sector, the $54.8 million increase in retail distribution and transmission revenues is primarily due to higher transmission-related rates that increased transmission revenues by approximately $49.9 million and a distribution rate increase effective May 1, 2006, as approved in NSTAR Electric's Rate Settlement Agreement.  Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service and are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. The $155.1 million increase in energy, transition and other revenues is primarily attributable to the $201 million increase in energy supply costs, partially offset by the a reduction of $37.9 million in transition-related revenues resulting from the December 30, 2005 rate Settlement Agreement and the absence in 2006 of approximately $15.7 million of MDTE-approved incentive revenue entitlements realized in the first half of 2005 for successfully lowering transition charges resulting from the securitization financing that closed on March 1, 2005.  In addition, NSTAR Electric is permitted to earn a carrying charge on transition deferral balances.

 Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area.  The $4.3 million decrease in firm and transportation revenues is primarily attributable to warmer winter weather conditions, energy efficiency and conservation efforts and customers switching to alternate fuel sources as a result of higher energy price concerns. These factors resulted from the decrease in sales volumes of 9.8% through June 30, 2006.

NSTAR Gas' sales are positively impacted by colder heating season weather because a substantial portion of its customer base uses natural gas for space heating purposes.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenue increase of $27.9 million primarily reflects the impact of the higher cost of gas purchased from these suppliers despite a 9.8% decline in energy sales.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are primarily derived from NSTAR's unregulated businesses that include district energy operations and telecommunications.  Unregulated revenues were $75.4 million through June 30, 2006 compared to $61.6 million in 2005, an increase of $13.8 million, or 22.4%.  The increase in unregulated revenues is primarily the result of higher prices from electric and chilled water sales.

Operating expenses

Purchased power costs  were $888.3 million in the first half of 2006 compared to $687.3 million in the same period of 2005, an increase of $201 million, or 29%.  The increase is primarily the result of the higher energy costs of both NSTAR's regulated and unregulated companies, offset by a slight decrease in sales volumes.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Cost of gas sold,  representing NSTAR Gas' supply expense, was $219.1 million in the first half of 2006 compared to $192.2 million in 2005, an increase of $26.9 million, or 14%.  Despite a 9.8% decline in firm gas sales, the expense increase reflects the higher costs of gas supply.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense  was $213.5 million in the first half of 2006 compared to $231.4 million in the same period of 2005, a decrease of $17.9 million, or 8%.  This decrease primarily relates to lower labor, materials and contractor costs in 2006 as a result of costs associated with 2005 winter and spring storms (approximately $4.5 million), a charge in 2005 related to settlement of an environmental claim of $5 million, lower facilities consolidation charges than in 2005 (approximately $3.6 million) and lower bad debt expense of $5.4 million in 2006.  The reduction in bad debt expense includes the effect of the implementation of a new MDTE-approved recovery rate mechanism, effective January 1, 2006, that allows NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis.  Partially offsetting these decreases in expense were incremental costs in 2006 associated with a DTE approved safety and reliability program of $3.6 million and $0.7 million in stock option expense resulting from NSTAR's adoption of SFAS 123R.

Depreciation and amortization expense  was $182.7 million in the first half of 2006 compared to $163.5 million in the same period of 2005, an increase of $19.2 million or 12%.  The increase primarily reflects amortization costs related to transition property regulatory asset ($80.1 million and $65.2 million in 2006 and 2005, respectively) related to the securitization transactions completed on March 1, 2005 and higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense  was $34 million in the first half of 2006 compared to $33.4 million in the same period of 2005, an increase of $0.6 million, or 2%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes  were $53.4 million in the first half of 2006 compared to $55.0 million in the same period of 2005, a slight decrease of $1.6 million, or 3%.  This decrease is primarily due to lower overall labor costs.

Income taxes  attributable to operations were $53.2 million in the first half of 2006 compared to $47 million in the same period of 2005, an increase of $6.2 million, or 13%, reflecting higher pre-tax operating income in 2006.

Other income, net

Other income, net  was approximately $5.5 million in the first half of 2006 compared to $2.2 million in the same period of 2005, an increase in other income $3.3 million.  The increase is primarily due to the net gain realized on the sale of a parcel of non-utility land in Boston ($2.2 million), and higher interest income ($0.6 million).

Other deductions, net

Other deductions, net  was approximately $1.5 million in the first half of 2006 compared to $0.6 million in the same period of 2005, an increase in other deductions of $0.9 million.  The higher expense in the first half of 2006 as compared to the same period in 2005 relates primarily to NSTAR's portion of a reduction in its equity investment resulting from a settlement agreement among CY and certain regulatory parties related to decommissioning activities ($0.6 million), and higher charitable donation expense of approximately $0.3 million.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $83.6 million in the first half of 2006 compared to $82.1 million in the same period of 2005, an increase of $1.5 million, or 2%.  The increase in interest expense primarily reflects:

-	Interest costs of $3.3 million associated with Boston Edison's $200 million, 30-year fixed rate (5.75%) Debentures issued on March 16, 2006
-

Additional interest costs of $1.1 million associated with transition property securitization.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs.  The future income stream was sold to these companies by Boston Edison and ComElectric

These increases were partially offset by:

-	The absence in 2006 of interest expense of $1.7 million related to the redemption of Boston Edison's $100 million Floating Rate Debentures on October 17, 2005
-

The absence in 2006 of interest expense of nearly $0.8 million on the March 1, 2005 redemption of $150 million variable rate Note, due in May 2006, at ComElectric with a portion of the proceeds from the sale of CEC Funding's securitization certificates

Short-term and other interest expense  was $8.2 million in the first half of 2006 compared to $2.9 million in the same period of 2005, an increase of $5.3 million, or 182%.  The increase is primarily due to higher short-term debt borrowing costs of $5.8 million reflective of a 178 basis point increase in the 2006 weighted average borrowing rates and a higher average level of funds borrowed as compared to the same period in 2005.  The weighted average short-term interest rates including fees were 5.03% and 3.25% in the six-month periods ended June 30, 2006 and 2005, respectively.  The higher average borrowing during 2006 reflects the impact of Boston Edison financing its long-term debt redemption of October 17, 2005 with short-term debt.  Boston Edison used the proceeds of its $200 million Debenture that was issued on March 16, 2006 to pay down its short-term debt balances.

Liquidity and Capital Resources

     Current Cash Flow Activity

NSTAR's primary uses of cash in the first half of 2006 included capital expenditures, dividend payments and debt reductions and purchase power contract buyouts.

Net operating cash flow in the first half of 2006 provided $263.2 million.  The Company used $218.2 million to fund its plant expenditures, which included construction costs related to NSTAR Electric's 345kV project and other system reliability and infrastructure improvement projects incurred by NSTAR Electric and NSTAR Gas.  Additionally, the Company used $54 million in its net financing activities that involved primarily the issuance of $200 million of fixed-rate 5.75% Debentures and redemption payments of its transition property securitization, the pay down of short-term debt and the dividend payments.

     Operating Activities

The net cash in the first half of 2006 provided by operating activities of $263.2 million was partially attributable to net income of $89.7 million, which, when adjusted for depreciation and amortization and deferred income taxes, provided $266.5 million of cash inflow as compared to $438.1 million in the same period of 2005.  This decrease is primarily related to the 2005 level of deferred income tax expense that reflected the impact of the current tax deduction associated with the one-time contract termination payments made on March 1, 2005 on certain purchase power contacts.  The one-time payments in 2005 of approximately $554 million created a large current tax deduction.  As a result, for the six month periods, income tax payments were $13.5 million higher in 2006 than in 2005.  The 2005 purchase power contract payments also create a timing difference since the payments, for book purposes, will be amortized to expense over approximately eight years, the period of the collection from customers.  Additionally, with the issuance of transition property securitization certificates, NSTAR increased the amount of transition costs that it can recover in the future and, therefore, increased regulatory assets.

Other changes to NSTAR's working capital primarily reflect the timing of receipts and disbursements.  Other current assets have decreased period-to-period by approximately $286 million primarily due to a decrease in prepaid state and federal taxes compared to 2005 related to the current tax deductibility of the one-time purchase power buyout payments deduction.  Partially offsetting the decrease in Other current assets was a net increase in regulatory deferrals during the six months ended June 30, 2006 as compared to the same period in 2005.   Also, for the six months ended June 30, 2006, NSTAR did not contribute to its benefit plans and NSTAR currently anticipates that no contributions to its benefit plans will be made in the remainder of 2006.  In the same period of 2005, NSTAR contributed $37 million to its benefit plans.

     Investing Activities

The net cash used in investing activities in the first half of 2006 of $212 million consists primarily of capital expenditures related to infrastructure investments in transmission and distribution systems.  Capital expenditures increased $48.8 million from the prior year to date primarily due to Boston Edison's 345kV project.  During the first six months of 2006 and 2005, Boston Edison spent nearly $52 million and $40 million respectively, on this project.  Total spending on this project through June 30, 2006 was approximately $184 million.

     Financing Activities

The net cash used in financing activities in the first half of 2006 of $53.7 million primarily reflects the issuance of $200 million in 30-year fixed-rate (5.75%) Debentures on March 16, 2006.  Proceeds from this issuance were used to pay down short-term debt by $85.1 million, long-term debt redemptions of $84.7 million and dividend payments of $64.6 million.

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

Sources of Additional Capital and Financial Covenant Requirements

With the exception of a bond indemnity agreement, NSTAR has no financial guarantees, commitments, debt or lease agreements that would require a change in terms and conditions, such as acceleration of payment obligations, as a result of a change in its credit rating. However, NSTAR's subsidiaries could be required to provide additional security for both power supply contracts performance and related gas hedging contracts, such as a letter of credit for their pro-rata share of the remaining value of such contracts.

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at June 30, 2006 and December 31, 2005. NSTAR's long-term debt other than the Mortgage Bonds and Notes of NSTAR Gas and of MATEP, is unsecured.

NSTAR has executed a five-year, $175 million revolving credit agreement that expires in November 2009.  At June 30, 2006 and December 31, 2005, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at June 30, 2006 and December 31, 2005, had $89.5 million and $66 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity.  Commitment fees must be paid on the total agreement amount. At June 30, 2006 and December 31, 2005, NSTAR was in full compliance with the aforementioned covenant as the ratios were 58.0% and 56.7% respectively.

Boston Edison has approval from the FERC to issue short-term debt securities from time to time on or before December 31, 2006, with maturity dates no later than December 31, 2007, in amounts such that the aggregate principal does not exceed $450 million at any one time.  On April 7, 2006, Boston Edison filed a short-term debt application with the FERC to issue short-term debt securities from time to time on or before December 31, 2008, with maturity dates no later than December 31, 2009, in amounts such that the aggregate principal does not exceed $450 million at any one time.  Boston Edison has a five-year, $350 million revolving credit agreement that expires in November 2009.  However, unless Boston Edison receives necessary approvals from the MDTE, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At June 30, 2006 and December 31, 2005, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to Boston Edison's $350 million commercial paper program that had a $157.5 million and $197 million balance at June 30, 2006 and December 31, 2005, respectively. Under the terms of the revolving credit agreement, Boston Edison is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity.  At June 30, 2006 and December 31, 2005, Boston Edison was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 49.1% and 45.9%, respectively.

As of June 30, 2006, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $245 million available under several lines of credit and had $85.4 million and $154.5 million outstanding under these lines of credit at June 30, 2006 and December 31, 2005, respectively.  As of September 28, 2004, ComElectric and Cambridge Electric have FERC authorization to issue short-term debt securities from time-to-time on or before November 30, 2006 and June 27, 2006, with maturity dates no later than November 30, 2007 and June 27, 2007, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time.  On April 7, 2006, ComElectric and Cambridge Electric filed a short-term debt application with the FERC to issue short-term debt securities from time to time on or before November 30, 2008 and June 27, 2008, respectively, with maturity dates no later than November 30, 2009 and June 27, 2009, respectively, in amounts such that the aggregate principal does not exceed $125 million and $80 million, respectively, at any one time.  As of June 30, 2006, Cambridge Electric has received FERC approval.  ComElectric expects to receive FERC approval by November 1, 2006.  NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

On July 19, 2006, Cambridge Electric gave notice to the Trustee for certain long-term debt that the entire $5 million aggregate principal amount of its 8.70%, Series H Notes, due March 1, 2007, will be called for redemption on September 1, 2006 at a price of 101.439% of the principal amount thereof plus accrued interest.

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

Item 1A.  Risk Factors

Shareholders or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR's Annual Report on Form 10-K for the year ended December 31, 2005, NSTAR's Quarterly Report on Form 10-Q for the period ended March 31, 2006 and in other information in this Quarterly Report on Form 10-Q.  There have been no material changes to NSTAR's risk factors from those previously disclosed.

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 1997 Share Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended June 30, 2006, all shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

April	75,572	$27.30
May	273,762	$27.44
June	82,412	$28.19

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of NSTAR was held on May 4, 2006.  Proxies representing 89,745,288 shares, or 84.0%, of the 106,808,376 outstanding shares entitled to vote were present at the Annual Meeting, constituting a quorum.

Proposal 1.   The following three Class I trustees were elected to serve until the 2009 Annual Meeting and until the election and qualification of their respective successors:

	Votes For	Votes Withheld
Thomas G. Dignan, Jr.	86,179,661	3,565,627
Matina S. Horner	87,710,649	2,034,639
Gerald L. Wilson	87,824,152	1,921,136

Proposal 2.   Shareholders approved the ratification of the appointment of PricewaterhouseCoopers LLP as NSTAR’s independent public accounting firm for the 2006 fiscal year, as follows:

For	Against	Abstain
88,410,715	636,731	697,842

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

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

NSTAR
(Registrant)

Date: July 28, 2006	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer