Form 10-Q
period 2006-09-30
NSTAR/MA
filed 2006-11-03
CIK 1035675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006
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

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1 per share, as of October 31, 2006.

NSTAR
Form 10-Q
Quarterly Period Ended September 30, 2006

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		4

Part I. Financial Information:
Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	5

	Condensed Consolidated Statements of Retained Earnings	6

	Condensed Consolidated Balance Sheets	7 - 8

	Condensed Consolidated Statements of Cash Flows	9

	Notes to Condensed Consolidated Financial Statements	10 - 24

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24 - 44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

Part II. Other Information:

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	46

Signature		47

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

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company) , Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR's three retail electric utility subsidiaries, collectively
Boston Edison	Boston Edison Company
ComElectric	Commonwealth Electric Company
Cambridge Electric	Cambridge Electric Light Company
Canal	Canal Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
AES	Advanced Energy Systems, Inc.
Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DOE	U.S. Department of Energy
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission (the Commission)
IRS	Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc.
MDTE	Massachusetts Department of Telecommunications and Energy
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission
SJC	Massachusetts Supreme Judicial Court

Other
AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
BBtu	Billions of British thermal units
Bechtel	Bechtel Power Corporation
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
ED	Exposure Draft
EPS	Earnings Per Common Share
FCA	Forward Capacity Auctions
FCM	Forward Capacity Market
GAAP	Accounting principles generally accepted in the United States of America
ISFSI	Independent Spent Fuel Storage Installation
LDAC	Local Distribution Adjustment Clause
LICAP	Locational Installed Capacity
MGP	Manufactured gas plant
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
MW	Megawatts
NEMA	Northeastern Massachusetts
OATT	Open Access Transmission Tariff
PBR	Performance Based Distribution Rates

Glossary of Terms (continued)

ROE	Return on Equity
RTO	Regional Transmission Organization
SAB	Staff Accounting Bulletin
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
YA	Yankee Atomic Electric Company

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934.  These forward-looking statements may also be contained in other filings with the SEC, in press releases and oral statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance.  Some or all of these forward-looking statements may not turn out to be what NSTAR expected.  Actual results could differ materially from these statements.  Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

Any forward-looking statement speaks only as of the date of this filing and NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures NSTAR makes in its filings to the SEC.  Other factors in addition to those listed here could also adversely affect NSTAR.  This Quarterly Report also describes material contingencies and critical accounting policies and estimates in the accompanying MD&A and in the accompanying Notes to Condensed Consolidated Financial Statements and NSTAR encourages a review of these Notes.

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR
Condensed Consolidated Statements of Income
(Unaudited)

(in thousands, except earnings and dividends declared per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues	$956,279	$858,495	$2,775,635	$2,430,545

Operating expenses:
Purchased power and cost of gas sold	550,072	462,118	1,657,493	1,341,648
Operations and maintenance	108,008	104,780	321,499	336,190
Depreciation and amortization	87,771	85,722	270,461	249,268
DSM and renewable energy programs	18,364	18,768	52,318	52,133
Property and other taxes	25,833	23,643	79,280	78,630
Income taxes	44,924	43,986	98,138	90,978
Total operating expenses	834,972	739,017	2,479,189	2,148,847

Operating income	121,307	119,478	296,446	281,698

Other income (deductions):
Other income, net	3,205	3,099	8,705	5,340
Other deductions, net	(385)	(399)	(1,913)	(969)

Total other income, net	2,820	2,700	6,792	4,371

Interest charges:
Long-term debt	31,732	30,106	92,836	90,794
Transition property securitization	10,635	12,477	33,091	33,862
Short-term debt and other	6,834	2,134	15,044	5,073
AFUDC	(2,269)	(1,039)	(5,621)	(2,560)

Total interest charges	46,932	43,678	135,350	127,169

Preferred stock dividends of subsidiary	490	490	1,470	1,470

Net income	$76,705	$78,010	$166,418	$157,430

Weighted average common shares outstanding:
Basic	106,808	106,808	106,808	106,738
Diluted	107,166	107,726	107,098	107,567
Earnings per common share:
Basic	$0.72	$0.73	$1.56	$1.47
Diluted	$0.72	$0.72	$1.55	$1.46

Dividends declared per common share	$0.3025	$0.29	$1.21	$0.87

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Retained Earnings
(Unaudited)

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance at the beginning of the period	$614,284	$535,759	$621,500	$518,252
Add:
Net income	76,705	78,010	166,418	157,430

Subtotal	690,989	613,769	787,918	675,682

Deduct:
Dividends declared:
Common shares *	32,309	30,974	129,238	92,887

Balance at the end of the period	$658,680	$582,795	$658,680	$582,795

*

As a result of a change in NSTAR's Board of Trustees meetings schedule in 2005, the fourth quarter dividend typically declared in December was approved on January 26, 2006.  The dividend payment schedule remains unchanged.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)
	September 30,	December 31,
	2006	2005
Assets

Utility plant in service, at original cost	$4,819,322	$4,671,059
Less: accumulated depreciation	1,239,092	1,178,259
	3,580,230	3,492,800
Construction work in progress	311,812	208,957
Net utility plant	3,892,042	3,701,757

Nonutility property, net	134,761	138,222

Equity and other investments	78,635	77,146

Current assets:
Cash and cash equivalents	11,411	15,612
Restricted cash	11,277	14,282
Accounts receivable, net and unbilled revenues	409,858	364,841
Regulatory assets	387,405	446,286
Inventory, at average cost	124,496	120,924
Income taxes	-	57,444
Other	14,316	16,894
Total current assets	958,763	1,036,283

Deferred debits:
Regulatory assets - energy contracts	627,210	683,193
Regulatory asset - goodwill	643,419	658,538
Regulatory assets - other	803,547	924,693
Prepaid pension	328,134	346,889
Other	82,622	78,843
Total deferred debits	2,484,932	2,692,156

Refundable income taxes	114,063	-

Total assets	$7,663,196	$7,645,564

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	September 30,	December 31,
	2006	2005
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share,
200,000,000 shares authorized; 106,808,376 shares
in 2006 and in 2005 issued and outstanding	$106,808	$106,808
Premium on common shares	824,390	813,099
Retained earnings	658,680	621,500
Accumulated other comprehensive loss	(6,392)	(6,392)
Total common equity	1,583,486	1,535,015

Cumulative non-mandatory redeemable preferred
stock of subsidiary	43,000	43,000

Long-term debt	1,724,342	1,614,411
Transition property securitization	637,217	787,966
Total long-term debt	2,361,559	2,402,377
Total capitalization	3,988,045	3,980,392

Current liabilities:
Long-term debt	107,197	28,457
Transition property securitization	126,699	94,683
Notes payable	256,500	417,500
Deferred income taxes	19,552	7,232
Accounts payable	245,822	320,960
Income, property and other taxes	140,470	4,236
Energy contracts	174,438	183,674
Accrued expenses	160,102	112,703
Total current liabilities	1,230,780	1,169,445

Deferred credits:
Accumulated deferred income taxes and unamortized
investment tax credits	1,255,191	1,273,456
Energy contracts	627,210	683,193
Pension liability	38,552	37,351
Regulatory liability - cost of removal	262,318	258,782
Other	261,100	242,945
Total deferred credits	2,444,371	2,495,727

Commitments and contingencies

Total capitalization and liabilities	$7,663,196	$7,645,564

The accompanying notes are an integral part of the condensed consolidated financial statements.

NSTAR
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Nine Months Ended
	September 30,
Operating activities:	2006	2005
Net income	$166,418	$157,430
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	271,402	250,180
Deferred income taxes	4,523	164,939
AFUDC	(5,621)	(2,560)
Gain on sale of nonutility property	(4,101)	(2,564)
Impact of nonmonetary transactions	(5,936)	-
Noncash stock-based compensation	6,107	3,930
Purchase power contract buyouts	(101,539)	(628,670)
Net changes in:
Accounts receivable and accrued unbilled revenues	(40,881)	(4,559)
Accounts payable	(29,498)	47,217
Other current assets	114,668	(144,171)
Other current liabilities	154,408	27,975
Net change from other operating activities	(3,539)	110,924
Net cash provided by (used in) operating activities	526,411	(19,929)
Investing activities:
Plant expenditures (excluding AFUDC)	(329,145)	(280,203)
Decrease (increase) in restricted cash	3,005	(4,725)
Proceeds from sale of nonutility property	6,033	5,500
Investments	(2,162)	(2,537)
Net cash used in investing activities	(322,269)	(281,965)
Financing activities:
Long-term debt redemptions	(10,156)	(156,408)
Issuance of long-term debt, net of discount	197,886	-
Transition property securitization redemptions	(118,733)	(97,784)
Issuance of transition property securitization	-	674,500
Debt issue costs	(1,750)	(6,513)
Net change in notes payable	(161,000)	(12,900)
Change in disbursement accounts	(11,996)	(9,596)
Common stock issuance	-	7,146
Dividends paid	(96,929)	(94,284)
Cash received for exercise of equity options	3,664	-
Cash used to settle equity compensation	(9,992)	-
Windfall tax effect of settlement of equity compensation	663	-
Net cash (used in) provided by financing activities	(208,343)	304,161

Net (decrease) increase in cash and cash equivalents	(4,201)	2,267
Cash and cash equivalents at the beginning of the year	15,612	12,497
Cash and cash equivalents at the end of the period	$11,411	$14,764

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$140,588	$122,344
Income taxes, net of refunds	$23,528	$5,144
Noncash financing activity:
Plant expenditures reducing accounts payable	$33,644	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR's 2005 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  About NSTAR

NSTAR is a holding company engaged through its subsidiaries in the energy delivery business. The Company serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's retail utility subsidiaries are Boston Edison, ComElectric, Cambridge Electric and NSTAR Gas.  Reference in this report to "NSTAR" shall mean the registrant NSTAR or NSTAR and its subsidiaries as the context requires.  NSTAR also has ownership interests in and conducts nonutility, unregulated operations.

2.  Basis of Consolidation and Accounting

The financial information presented as of September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005 have been prepared from NSTAR's books and records without audit by an independent registered public accounting firm.  However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  Financial information as of December 31, 2005 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP.  In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

The retail utility subsidiaries are subject to the FASB SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries.  The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71.

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

The results of operations for the three and nine-month periods ended September 30, 2006 and 2005 are not indicative of the results that may be expected for an entire year.  The demand for electricity and natural gas is primarily affected by weather conditions and our customers' conservation measures caused by increases in global energy costs.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Stock-Based Compensation

The Plan

NSTAR's Share Incentive Plan (the Plan) permits a variety of stock and stock-based awards, including stock options and deferred stock awards to be granted to key employees.  The current Plan, which will expire on January 23, 2007, limits the terms of awards to ten years.  Subject to adjustment for stock-splits and similar events, the aggregate number of common shares that may be awarded under the Plan is four million.  As adjusted for the effect of the common stock split that occurred in 2005, there were 1,212,172 unissued shares available under this Plan as of September 30, 2006.  All options were granted at the full market price of the common shares on the date of the grant when approved by the Board of Trustees Executive Personnel Committee.  In general, stock options and deferred stock awards vest ratably over a three-year period from date of grants, and options may be exercised during the ten-year period from grant date.  Stock-based compensation activity of the Plan was as follows:

     Deferred Shares:

		Weighted
		Average
		Grant Date
	2006	Fair Value
	Activity	Price

Nonvested deferred shares at January 1	575,105	$27.36
Deferred shares granted	213,900	$27.73
Deferred shares vested	(197,831)	$25.07
Deferred shares forfeited	(5,300)	$26.29
Nonvested deferred shares at September 30	585,874	$28.28

On April 27, 2006, awards totaling 213,900 deferred shares were granted to executives and senior managers.  In 2005, a total of 371,419 deferred shares were awarded.  The total fair value of deferred shares that vested during the nine months ended September 30, 2006 and year ended December 31, 2005 was $5.7 million and $5.4 million, respectively.

     Stock Options:

		Weighted		Weighted
		Average		Average
	2006	Exercise	2005	Exercise
	Activity	Price	Activity	Price
Options outstanding
at January 1	2,588,401	$24.05	2,912,338	$21.73
Options granted	503,000	$27.73	586,000	$29.60
Options exercised	(141,000)	$22.70	(909,937)	$20.18
Options forfeited	(32,000)	$26.47	-	$-
Options outstanding at September 30 and December 31, respectively	2,918,401	$24.73	2,588,401	$24.05

Summarized information regarding stock options outstanding at September 30, 2006:

		Options Outstanding			Options Exercisable (Vested)
		Weighted
		Average
		Remaining	Weighted	Aggregate		Weighted	Aggregate
		Contractual	Average	Intrinsic		Average	Intrinsic
Range of	Number	Life	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	(Years)	Price	(000's)	Outstanding	Price	(000's)
$19.88	31,000	1.51	$19.88	$ 418	31,000	$19.88	$ 418
$22.19	224,400	3.65	$22.19	2,507	224,400	$22.19	2,507
$19.85	170,000	4.65	$19.85	2,297	170,000	$19.85	2,297
$22.06 - $22.67	401,000	5.55	$22.60	4,313	400,999	$22.60	4,313
$21.60	471,000	6.58	$21.60	5,539	471,000	$21.60	5,539
$24.21	557,334	7.58	$24.21	5,102	352,293	$24.21	3,225
$29.60	560,667	8.69	$29.60	2,108	178,767	$29.60	672
$27.73	503,000	9.57	$27.73	2,832	-	-	-
	2,918,401			$25,116	1,828,459		$18,971

There were 1,828,459 and 1,420,465 stock options exercisable on September 30, 2006 and December 31, 2005, respectively.  As of September 30, 2006 and December 31, 2005, the associated weighted average exercise prices of these options exercisable are $22.98 and $22.09, respectively.  The total intrinsic value (the market price of the common shares on the date exercised, less the option exercise prices) of options exercised during the nine months ended September 30, 2006 and the year ended December 31, 2005 was $1.2 million and $8.3 million, respectively.

The stock options granted and approved on April 27, 2006 and June 9, 2005 have a weighted average grant date fair value of $3.86 and $2.74, respectively.  The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005
Expected life (years)	6.0	6.0
Risk-free interest rate	4.91%	3.76%
Volatility	16%	15%
Dividends	4.06%	4.69%

As of September 30, 2006, the total stock-based compensation cost related to nonvested stock options and deferred share awards not yet recognized was $15.4 million.  The weighted average period over which total stock-based compensation will be recognized is 2.20 years.

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

For the three and nine-month periods ended September 30, 2006, due to the adoption of SFAS 123(R), operations and maintenance expense was increased by stock option expense of approximately $388,000 and $1,050,000, respectively.  Additionally, for the three and nine-month periods ended September 30, 2006, the after-tax impact on net income was a reduction of approximately $236,000 and $638,000, respectively, or a reduction in basic and diluted EPS of $0.002 and $0.006, respectively.

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

(in thousands, except earnings per common share amounts)	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Net income	$78,010	$157,430
Add: Share grant incentive compensation expense included in reported net
income, net of related tax effects	983	2,389
Deduct: Total share grant and stock option compensation expense determined under fair value method for all awards, net of related tax effects	(1,208)	(2,975)

Pro forma net income	$77,785	$156,844

Earnings per common share:
Basic - as reported	$0.73	$1.47
Basic - pro forma	$0.73	$1.47
Diluted - as reported	$0.72	$1.46
Diluted - pro forma	$0.72	$1.46

4.  Pension and Other Postretirement Benefits

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Pension Plan), that covers substantially all employees.  During the first nine months of 2006, NSTAR did not contribute to the Pension Plan and does not anticipate contributions to the Pension Plan during the remainder of 2006 due to the significant contributions NSTAR made in 2005.  NSTAR also maintains nonqualified retirement plans for certain management employees.

SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension and postretirement benefits cost.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Service cost	$5.1	$5.2	$15.5	$15.5
Interest cost	14.9	14.4	44.6	43.2
Expected return on Plan assets	(19.5)	(18.6)	(58.5)	(55.8)
Amortization of prior service cost	-	-	-	0.1
Recognized actuarial loss	6.9	6.6	20.5	19.7
Net periodic pension benefit cost	$7.4	$7.6	$22.1	$22.7

On August 17, 2006, the Pension Protection Act of 2006 (the Act) was enacted into law.  The Act requires employers with defined-benefit pension plans to make contributions to meet a certain funding target and eliminate funding shortfalls.  The Company is in the process of evaluating the effects, if any, that the provisions of the Act could have on its financial position, results of operations and cash flows.  However, based on its current funding level and the provisions of the Act, NSTAR does not anticipate making additional contributions beyond its normal level in the near future.

Other Postretirement Benefits

NSTAR provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible participants are required to contribute towards postretirement benefits.  During the first nine months of 2006, NSTAR did not contribute toward these benefits and does not anticipate making any contributions for the remainder of 2006 toward these benefits as a result of the significant contributions NSTAR made in 2005.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Service cost	$1.4	$1.4	$4.2	$4.3
Interest cost	8.1	8.3	24.6	25.0
Expected return on Plan assets	(6.8)	(6.3)	(20.3)	(18.8)
Amortization of transition obligation	0.3	0.3	0.6	1.0
Amortization of prior service cost	-	0.1	-	0.2
Recognized actuarial loss	2.7	2.9	8.0	8.3
Net periodic postretirement benefit cost	$5.7	$6.7	$17.1	$20.0

5.  New Accounting Standards

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158). This standard amends SFAS Nos. 87, 88, 106 and 132(R).  SFAS 158 requires an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan as defined by SFAS 158.  The pension asset or liability is the difference between the fair value of the pension plan's assets and the projected benefit obligation as of year-end.  For other postretirement benefit plans, the asset or liability is the difference between the fair value of the plan's assets and the accumulated postretirement benefit obligation as of year-end.  NSTAR will adopt this standard as of December 31, 2006.  NSTAR is currently assessing the impact this standard could have on its results of operations and financial position in light of its approved regulatory rate mechanism for recovery of these retiree benefit costs.  Based on the current funded status of the plans, NSTAR expects to recognize a liability at year-end under the provisions of SFAS 158.  However, as a result of its regulatory recovery mechanism, NSTAR anticipates recognizing a regulatory asset in lieu of taking a charge to Other Comprehensive Income.

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an Interpretation of SFAS No. 109, "Accounting for Income Taxes."  FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes.  Specifically, FIN 48 addresses the timing of the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007.

NSTAR will adopt FIN 48 effective January 1, 2007.  NSTAR is currently assessing the impact FIN 48 could have on its results of operations and financial position.  As part of its assessment, the Company is reviewing its specific tax accounting policy and tax position relating to the abandonment of the RCN common stock and the timing of certain construction-related tax deductions using the simplified service cost method.  Refer to Note F included in this report on Form 10-Q and NSTAR's 2005 Form 10-K, Note H, for more details regarding this tax contingency.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value measurements in financial reporting.  While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value.  This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  Application of this standard is required for NSTAR beginning in 2008. Management is currently assessing what impact, if any, the application of this standard could have on NSTAR's results of operations and financial position.

On September 13, 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108).  SAB 108 expresses the SEC's views regarding the process of quantifying financial statement misstatements for the purpose of materiality assessment.  SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements.  NSTAR will adopt this SAB as effective for its annual financial statements for the year ending December 31, 2006.  NSTAR has reviewed the requirements of SAB 108 and has concluded that its adoption will not have an impact on its consolidated financial position or consolidated results of operations.

Note B.  Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of September 30, 2006 and December 31, 2005, the estimated amount of the cost of removal included in regulatory liabilities was approximately $262 million and $259 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

On February 28, 2005, the MDTE approved a petition by NSTAR Gas to change a portion of its gas procurement practices.  As approved, NSTAR Gas began purchasing financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  Ultimately, this will minimize fluctuations in prices to NSTAR firm gas sales customers.  NSTAR Gas will not take physical delivery of gas when the financial contracts are executed or expire.  These contracts qualify as derivative financial instruments and, specifically, cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  Accordingly, the fair values of these instruments are recognized on the accompanying Condensed Consolidated Balance Sheets as a deferred asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas.  All costs incurred are included in the CGAC and are fully recovered in rates.  Therefore, NSTAR Gas records an offsetting regulatory asset or liability.  Currently, these derivative contracts extend through April 2007.  At September 30, 2006 and December 31, 2005, NSTAR has recorded a liability and a corresponding regulatory asset of $33 million and $0.3 million, respectively, reflecting the fair value of these contracts.

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

As of September 30, 2006, one of NSTAR Electric's subsidiaries is in a slight performance deficiency position due to deficiencies in meter reading and consumer division cases measures.  Accordingly, this amount has been accrued for during 2006.  The remaining two NSTAR Electric subsidiaries and NSTAR Gas' 2006 performances to date have exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  However, these results may not be indicative of the results that could be expected for the remainder of the year.

As of December 31, 2005, NSTAR determined that for 2005, two of its electric subsidiaries were in a combined penalty position of approximately $0.4 million relating to their applicable service quality indicators. This penalty position was due to service interruptions caused by the severe winter storms experienced earlier in 2005 and meter reading performance that was also impacted by these storms.  As a result, NSTAR recorded a liability for this obligation in 2005.  In March 2006, upon further updates of its performance measures, only one of the electric subsidiaries was in a penalty situation for 2005 of approximately $0.2 million, and was subsequently adjusted to approximately $0.1 million by June 30, 2006.  NSTAR cannot predict the outcome or timing of the final determination for 2005 by the MDTE.  On March 1, 2006, Boston Edison and ComElectric filed their SQI performance measures for 2005 with the MDTE.  Cambridge Electric filed its 2005 data subsequent to March 1, 2006, as provided by a rate settlement agreement with the AG and approved by the MDTE, due to Cambridge Electric authorizing an independent third party review to research and provide its historical service data.  As of September 30, 2006, the penalty for 2005 performance remains at approximately $0.1 million.  NSTAR is unable to predict the eventual outcome of this matter.

In late 2004, the MDTE initiated a proceeding to eventually modify the SQI for all Massachusetts utilities.  Until any modification occurs, the current SQI measures will remain in place.  NSTAR cannot predict the outcome or timing of this proceeding.

The Settlement Agreement approved by the MDTE on December 30, 2005 (refer to Note J) established additional performance measures applicable to NSTAR's rate regulated subsidiaries.  The Settlement Agreement outlines that NSTAR Gas will establish and submit a service quality measure based on separate leaks per mile metrics for bare-steel mains and unprotected, coated-steel mains.  A specific proposal to implement this performance benchmark is to be submitted to the MDTE for approval and subjects NSTAR Gas to a maximum penalty or incentive of up to $500,000.  This provision may not be implemented if the AG and NSTAR Gas agree to an enhanced gas PBR plan that includes a gas main replacement program.  The Settlement Agreement also establishes, for NSTAR Electric, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000.  Since NSTAR Electric's filing of its 2005 Annual Service Quality filing earlier in 2006, the MDTE has issued several sets of discovery questions in this matter.  NSTAR Electric has responded to the MDTE on a timely basis, including providing updates in September 2006 on detailed electric circuit data.  At this time, NSTAR cannot estimate its performance results applicable to these new measures.

Note E.  Nonmonetary Transactions

In the third quarter of 2006, NSTAR's unregulated subsidiary, AES, recognized two nonmonetary transactions.  As part of a settlement agreement executed with the manufacturer of its newly installed generation turbines, AES will receive an additional engine core with a fair value of $4.1 million, at no cost, to compensate AES for incremental purchased power costs incurred resulting from equipment installation problems experienced during 2003 and 2004.  This resulting nonmonetary gain, representing the fair value of the new engine core, was primarily recognized as a reduction in purchased power expense on the accompanying Condensed Consolidated Statements of Income.

In addition, in a separate transaction, an agreement was executed between AES and a developer, on behalf of one of its customers, which required AES to relinquish its rights under an existing easement on a development site and to retire certain assets.  In exchange, AES will receive title to new pipelines with greater capacity and a new easement.  As a result of the new asset, AES anticipates achieving higher future sales.  Therefore, the transaction was recorded at the fair value of the asset received and resulted in a $1.8 million nonmonetary gain recorded to other income on the accompanying Condensed Consolidated Statements of Income.

Note F.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $49.4 million and $50.1 million and corresponding net increases in accumulated deferred income taxes were recorded as of September 30, 2006 and December 31, 2005, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2006 and the actual effective income tax rate for the year ended December 31, 2005:

	2006	2005
Statutory tax rate	35.0%	35.0%
State income tax, net of federal income tax benefit	4.6	4.6
Investment tax credits	(0.5)	(0.6)
Other	(0.9)	(1.6)
Effective tax rate before adjustments	38.2	37.4
Tax adjustments	-	(1.5)
Effective tax rate	38.2%	35.9%

The impact of the tax adjustments on the effective tax rate is due to the recognition during 2005 of approximately $4.7 million in tax benefits relating to capital gain transactions.

Deduction of Construction-Related Costs

In 2004, NSTAR filed amended 2002 and 2003-2004 income tax returns to change to the Simplified Service Cost Method ("SSCM") that allowed for accelerated deduction of certain construction-related overhead costs previously capitalized to plant.  NSTAR has claimed additional deductions related to the tax accounting method change of approximately $372 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax returns would be denied and therefore, NSTAR never received the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  This Regulation effectively concluded the SSCM was only available to taxpayers that have mass property.  Under this Regulation, the SSCM is not available for the majority of NSTAR's constructed property for the years 2005 and forward.  Therefore, NSTAR is required to make a cash tax payment to the IRS of approximately $130 million by December 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR, once this tax position is settled.  Through September 30, 2006, this refund amounted to $114.1 million and has been recorded as a non-current Refundable income tax on the accompanying Condensed Consolidated Balance Sheet. Due to NSTAR’s 2005 net operating loss that resulted in a tax refund of approximately $88 million before this item, NSTAR applied the initial $65 million payment as a reduction to its 2005 refund due. This tax obligation, along with any potential deduction ultimately sustained, is not anticipated to have a material impact on NSTAR's results of operations, its financial position, or cash flows.

Note G.  Earnings Per Common Share

Basic EPS is calculated by dividing net income, which includes a deduction for preferred dividends of a subsidiary, by the weighted average common shares outstanding during the respective period.  Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares are increased to include the impact of potential deferred (nonvested) shares and stock options granted, adjusted for forfeitures.

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Net income	$76,705	$78,010	$166,418	$157,430
Basic EPS	$0.72	$0.73	$1.56	$1.47
Diluted EPS	$0.72	$0.72	$1.55	$1.46

Weighted average common shares
outstanding for basic EPS	106,808	106,808	106,808	106,738
Effect of diluted shares:
Weighted average dilutive potential common shares	358	918	290	829
Weighted average common shares outstanding for diluted EPS	107,166	107,726	107,098	107,567

Note H.  Long-Term Debt Issuance / Redemption

On September 1, 2006, Cambridge Electric redeemed the entire $5 million aggregate principal amount of its 8.7%, Series H Notes, due March 1, 2007, for a redemption price of 101.439% of the principal amount thereof plus accrued interest.

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

For financial reporting purposes, NSTAR reclassified its ComElectric subsidiary's entire long-term debt balance of $79.2 million as due within one year on the accompanying Condensed Consolidated Balance Sheets at September 30, 2006. This is a result of NSTAR's proposal to merge its electric subsidiaries, ComElectric, Cambridge Electric and Canal into Boston Edison.  Such action is contingent upon a favorable order from FERC and the MDTE for approval of this proposed merger.  On October 20, 2006, the FERC conditionally approved the merger.  If the merger is ultimately approved by both the FERC and the MDTE, this debt will be redeemed in January 2007.

Note I.  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications and a liquefied natural gas service.  Amounts shown on the following table for the three and nine-month periods ended September 30, 2006 and 2005 include the allocation of costs incurred by NSTAR, which primarily consist of interest charges that are allocated to the subsidiary companies based on NSTAR's investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended September 30,
2006
Operating revenues	$861,227	$57,110	$37,942	$956,279
Segment net income (loss)	$75,496	$(5,641)	$6,850	$76,705
2005
Operating revenues	$761,299	$64,067	$33,129	$858,495
Segment net income (loss)	$78,576	$(3,480)	$2,914	$78,010

Nine months ended September 30,
2006
Operating revenues	$2,283,840	$378,602	$113,193	$2,775,635
Segment net income	$145,610	$8,056	$12,752	$166,418
2005
Operating revenues	$1,973,874	$361,905	$94,766	$2,430,545
Segment net income	$136,770	$13,888	$6,772	$157,430

Total assets
September 30, 2006	$6,720,205	$750,996	$191,995	$7,663,196
December 31, 2005	$6,658,805	$790,155	$196,604	$7,645,564

Note J.  Commitments and Contingencies

1.  Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third-party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.

In accordance with a court approved Settlement Agreement relating to litigation brought against Boston Edison by various governmental entities, Boston Edison paid $8.6 million in September, 2006 upon final judgment of the Massachusetts Superior Court.  This payment did not have a current earnings impact as a result of NSTAR's recognition of this liability in the second quarter of 2005.  Boston Edison is currently pursuing recovery from its insurance carrier and expects no further developments in this matter.  In 2004, a Superior Court had issued a decision favorable to Boston Edison that put the burden of proof on the plaintiffs to determine Boston Edison's liability for contamination.  The SJC's decision reversed the Superior Court's 2004 ruling and held that the plaintiffs in this matter were allowed to seek joint and several liability against the defendants, including Boston Edison.  The case was remanded back to the Superior Court for trial.  On October 6, 2005, Boston Edison reached a settlement in principle with the plaintiffs in this matter.  On March 8, 2006, a settlement resolving Boston Edison's liability was finalized and filed with the Superior Court, which approved and entered final judgment on August 8, 2006.

As of September 30, 2006 and December 31, 2005, NSTAR had reserves of $2.9 million and $10.3 million, respectively, for all potential remaining environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites. In addition, based on a legal opinion from the Company's environmental counsel, it is probable that Boston Edison will recover, at a minimum, approximately $2 million from other parties.  As a result, Boston Edison recorded a receivable in the second quarter of 2005 that will ultimately offset the Company's environmental claims.

Management believes that the ultimate disposition of this matter will not have a material adverse impact on NSTAR's results of operations, cash flows or its financial position.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action.  The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of September 30, 2006 and December 31, 2005, NSTAR recorded a liability of approximately $3.6 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party.  A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

2.  345kV Transmission Project

In the second quarter of 2006, NSTAR completed the construction of a switching station in Stoughton, Massachusetts as part of its 345kV transmission line project that will connect the switching station to South Boston.  To date, the 345kV project is substantially completed and a major portion of this project has been placed in service.  The remainder of the project is currently scheduled to be in service by early December 2006.  This project is anticipated to enhance the reliability of electric service and improve power import capability in the NEMA area.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by NSTAR through wholesale and retail transmission rates.

3.  Electric Equity Investments

a.  Yankee Companies Spent Fuel Litigation

NSTAR Electric collectively has an equity ownership of 14% in CY, 14% in YA and 4% in MY (collectively, the "Yankee Companies").  Periodically, NSTAR obtains estimates from the management of the Yankee Companies on the cost of decommissioning the respective nuclear units that are completely shut down and are currently conducting decommissioning activities.

On October 4, 2006, the U.S. Court of Federal Claims issued judgment in a spent nuclear fuel litigation in the amounts of $34.2 million, $32.9 million and $75.8 million for CY, YA and MY, respectively.  NSTAR Electric's portion of the judgment amounted to $4.8 million, $4.6 million and $3 million, respectively.  The decision awards the Yankee Companies the above stated damages for spent fuel storage costs that they incurred through 2001 for CY and YA and through 2002 for MY.  CY, YA and MY had sought $37.7 million, $60.8 million and $78.1 million, respectively, of damages through the same period.  The Yankee Companies continue to evaluate whether they will seek an appeal.

Since it is expected that the DOE will seek an appeal, the Yankee Companies have not recognized the damage awards on their books.  The Yankee Companies FERC settlement requires that such damage awards, once realized, net of taxes and net of further spent fuel trust funding, be credited to ratepayers, including NSTAR.

The decision, if upheld, establishes the DOE's responsibility for reimbursing the Yankee Companies for their actual costs (through 2001 for CY and YA and through 2002 for MY) for the construction of the ISFSI.  Although the decision leaves open the question regarding damages in subsequent years, the decision does support future claims for the remaining ISFSI construction costs.  NSTAR cannot predict the ultimate outcome of this decision on appeal.

b.  Equity Investment in CY

CY's estimated decommissioning costs have increased reflecting the fact that CY is now self-performing all work to complete the decommissioning of the plant due to the termination of the decommissioning contract with Bechtel.  In July 2004, CY filed with FERC for recovery of these increased costs.  In August 2004, FERC issued an order accepting the new rates, beginning in February 2005, subject to the outcome of a hearing and refund to allow for this recovery.  In November 2005, the Administrative Law Judge overseeing the hearing issued a ruling favorable to CY, including findings that the allegations of imprudence raised by intervenors were not substantiated.  Subsequently, on August 15, 2006, CY filed a settlement agreement among various intervenors that settled all issues in the FERC proceeding.  The settlement must be approved by the full Commission prior to becoming final.  NSTAR Electric cannot predict the timing or the ultimate outcome of this proceeding.

On March 7, 2006, CY and Bechtel executed a Settlement Agreement that fully, mutually and immediately settled a dispute in a Connecticut state court among the parties and signed releases against all future claims.  Bechtel agreed to settle with CY, and CY withdrew its termination of the decommissioning contract for default and instead deemed it terminated by agreement.  NSTAR Electric's portion of the settlement proceeds will reduce its ultimate future decommissioning obligation.  NSTAR Electric recovers decommissioning costs from its customers and therefore, this settlement will not have an impact on NSTAR's results of operations, financial position or cash flows.

c.  Equity Investment in YA

During the course of carrying out the decommissioning work, YA identified increases in the scope of soil remediation and certain other remediation required to meet environmental standards beyond the levels assumed in a 2003 Estimate.  On November 23, 2005, YA submitted a filing to the FERC for adjustments to its Rate Schedules to revise the level of collections to recover the costs of completing the decommissioning of YA's retired nuclear generating plant (the 2005 Estimate).  The schedule for the completion of physical work was extended until the end of August 2006 and the costs of completing decommissioning was estimated to be approximately $63 million greater than the estimate that formed the basis of the 2003 FERC settlement.  Based on this allocation increase, NSTAR Electric will be obligated to pay an additional $8.8 million to the decommissioning of YA.  Most of the cost increase relates to decommissioning expenditures that were made during 2006, followed by a significant reduction in those charges during the years 2007 through 2010.  On January 31, 2006, FERC issued an order accepting the rates for filing, effective February 1, 2006, subject to hearing and refund.  FERC ordered the hearing held in abeyance pending the outcome of settlement negotiations.  The parties to these negotiations subsequently reached a settlement ("Settlement Agreement") that was filed with FERC on May 1, 2006.  The Settlement Agreement extends the collection period to 2014, but revises the schedule of decommissioning charges to reflect a reduction of nearly $28 million compared to the 2005 estimate, based on a modification to the annual escalation factor, elimination of the litigation costs associated with a protracted FERC proceeding and a modification to the contingency assumption.  Based on this allocation decrease, NSTAR Electric's obligation is reduced by $4 million. The Settlement Agreement was approved by FERC on July 31, 2006.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future.  Changes in these estimates will not affect NSTAR's results of operations or cash flows because these costs will be collected from customers through NSTAR's transition charge filings with the MDTE.

4.  Regulatory and Legal Matters

a.  Regulatory proceedings - MDTE

On December 30, 2005, the MDTE approved a multi-year rate Settlement Agreement between NSTAR, the AG and several intervenors, for adjustments to NSTAR Electric's transition and distribution rates effective January 1, 2006 and May 1, 2006, respectively.  Effective May 1, 2006, NSTAR Electric increased its distribution rates with an offsetting decrease in transition rates.  Beginning January 1, 2007, the Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates through 2012.  The Settlement Agreement also permits NSTAR Electric to recover incremental costs relating to certain safety and reliability projects through an adjustment to distribution rates.

On September 29, 2006, NSTAR Electric filed its 2006 Distribution Rate Adjustment/Reconciliation Filing with the MDTE that supports the proposed establishment of new distribution and transition rates to become effective January 1, 2007.  This filing implements the provisions of the Settlement Agreement approved by the MDTE on December 30, 2005 that provides for an annual adjustment to distribution rates.  For 2007, as further discussed below, NSTAR Electric's distribution rates will include elements of a SIP and the CPSL program that require an offsetting adjustment to the transition rate.  Also to be included effective January 1, 2007 is Cambridge Electric's 13.8kV transmission facility classification that requires an offsetting adjustment to the transmission rate.

Specifically, the Settlement Agreement establishes a performance-based SIP that factors in the gross domestic product price index minus a productivity factor.  For 2007, the current filing anticipates an inflation adjusted SIP factor of a 2.64% increase in distribution rates.  The Settlement Agreement allows Cambridge Electric's 13.8kV transmission facilities with an estimated carrying value of $15.2 million to be classified as distribution facilities and included in distribution rates upon consummation of the merger now under consideration by the MDTE.  There will be a corresponding reduction in Cambridge Electric's transmission rates.  The CPSL program anticipates NSTAR Electric to spend not less than $10 million in 2006 on capital additions and incremental operation and maintenance expense related to specific projects designed to improve reliability and safety.  For 2007, the CPSL cost recovery is estimated to be $12.6 million.  The total of the SIP and the CPSL will result in higher total distribution rates of 4.3%, with a corresponding reduction in transition rates.

In December 2005, NSTAR Electric filed proposed transition rate adjustments for 2006, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2005.  The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2006.  Updated reconciliations to reflect final 2005 costs and revenues were filed during the second quarter for Boston Edison, ComElectric and Cambridge Electric.  In addition, as part of the rate Settlement Agreement approved by the MDTE on December 30, 2005, transition rates were reduced by $20 million effective January 1, 2006 and by $30 million on May 1, 2006.  Cost under-recoveries resulting from these rate reductions are deferred with carrying charges at a rate of 10.88%.

On October 19, 2005, the MDTE approved a settlement agreement between Cambridge Electric, ComElectric and the AG to resolve issues relating to the reconciliation of transition, standard offer and basic service costs for 2003 and 2004.  This settlement agreement had no material effect on NSTAR's consolidated results of operations, cash flows and financial condition.

On March 24, 2006, the MDTE approved a second settlement relating to ComElectric's and Cambridge Electric's reconciliation of transmission costs and revenues.  As a result of this settlement, ComElectric and Cambridge Electric will refund to their customers $6 million and $2.5 million, respectively, in 2007. This agreement had no impact on NSTAR's consolidated results of operations for 2006, as this refund has been previously recognized.

Settlement discussions with an intervenor and the AG are ongoing with respect to Boston Edison's 2004 and 2005 reconciliation filings.  A determination by the MDTE regarding the reconciliation of Boston

Edison's 2004 and 2005 costs for transmission, transition, standard offer and basic service have been delayed and will be decided by the MDTE in a proceeding.  NSTAR cannot predict the timing or the ultimate outcome of these proceedings.

b.  Regulatory proceedings - FERC

NSTAR's rate Settlement Agreement of December 30, 2005 approved by the MDTE anticipates the transfer of the net assets, structured as a merger, of NSTAR's subsidiary companies of Cambridge Electric, ComElectric and Canal to Boston Edison.  The transfer of net assets is contingent upon obtaining final approval from the MDTE and FERC.  If ultimately approved, Boston Edison will be renamed "NSTAR Electric Company."  NSTAR began the approval process and filed a specific merger plan to provide for the net asset transfer with the MDTE and the FERC on May 26, 2006 and anticipates separate orders in the fourth quarter of 2006.  On October 20, 2006, the FERC conditionally approved the merger.  NSTAR is reviewing the effect this approval may have on its transmission tariffs and has filed a request for clarification with the FERC, requesting a response from FERC prior to the end of November. It is further anticipated that the merger will be executed in January 2007.

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

On October 31, 2006, the FERC authorized for the participating New England Transmission Owners, including NSTAR Electric, an ROE of 10.7% from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% going forward.  In addition, FERC granted a 100 basis point incentive adder for investments made in new transmission facilities, that when combined with FERC‘s approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  RTO-NE ratepayers will benefit as a result of this order because of the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are in progress, including NSTAR Electric’s 345Kv project, will significantly minimize these costs. This FERC order did not have a material impact on NSTAR’s consolidated results of operations, financial position or cash flows for the three and nine-month periods ended September 30, 2006.

c.  Locational Installed Capacity Replaced by Forward Capacity Market

After a lengthy hearing, a FERC-appointed Administrative Law Judge issued an Initial Decision on June 15, 2005 approving an ISO-NE plan to implement LICAP.  LICAP was conceived as an administrative mechanism designed to compensate wholesale generators for their locational capacity value based on a price-quantity curve.  The FERC did not immediately affirm the Initial Decision, but allowed additional oral argument and delayed implementation.  In response to language in the Energy Policy Act of 2005 requesting the FERC to "carefully consider States' objections" to LICAP, the FERC, on October 21, 2005, ordered settlement procedures to "develop an alternative to LICAP."  A contested Settlement was filed on January 31, 2006 and approved by FERC in a June 16, 2006 order and is expected to provide significant savings to NSTAR Electric's customers relative to the costs associated with the LICAP model approved in the Initial Decision.  The order adopted the FCM based on FCA as a replacement to LICAP.  NSTAR supports the FCM concept, but opposed, on several grounds, the order in a July 17, 2006 filing that requested a rehearing, together with the AG and other load-serving entity representatives.  Some of the aspects of the order that NSTAR objected to, on behalf of its customers, include an expensive transition payment mechanism and the failure to terminate Reliability Must Run agreements coincident with the initiation of transition payments.

Transition payments to all capacity begin December 1, 2006 at a rate of $3.05/KWMonth and escalate to $4.10/KWMonth until May 2010 when FCM will begin on June 1, 2010.  FCAs are auctions designed to procure capacity three or more years into the future with a one-year to five-year commitment period.

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

d.  Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance except for the item disclosed in this Note J.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows and financial condition for a reporting period.

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

Planned Electric Affiliate Merger and Assets Transfer

NSTAR's rate Settlement Agreement of December 30, 2005 approved by the MDTE anticipates the transfer of the net assets, structured as a merger, of NSTAR's subsidiary companies of Cambridge Electric, ComElectric and Canal to Boston Edison.  The transfer of net assets is contingent upon obtaining final approval from the MDTE and FERC.  If ultimately approved, Boston Edison will be renamed "NSTAR Electric Company."  NSTAR began the approval process and filed a specific merger plan to provide for the net asset transfer with the MDTE and the FERC on May 26, 2006 and anticipates separate orders in the fourth quarter of 2006.  On October 20, 2006, the FERC conditionally approved the merger.  NSTAR is reviewing the effect this approval may have on its transmission tariffs and has filed a request for clarification with the FERC, requesting a response from FERC prior to the end of November. It is further anticipated that the merger will be executed in January 2007.

Electric utility operations.  NSTAR derives 82% of its operating revenues from the transmission and distribution of electric energy through its NSTAR Electric subsidiaries that are comprised of Boston Edison, ComElectric, and Cambridge Electric.

Gas operations.  NSTAR derives 14% of its operating revenues from the distribution of natural gas through its NSTAR Gas retail natural gas distribution subsidiary.

Unregulated operations.  NSTAR derives 4% of its operating revenues from nonutility, unregulated operating subsidiaries in the telecommunications and district energy operations.

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

Net income for the quarter and nine-month periods ended September 30, 2006 amounted to $76.7 million and $166.4 million, or $0.72 and $1.56 basic and $0.72 and $1.55 diluted earnings per share, respectively, as compared to $78 million and $157.4 million, or $0.73 and $1.47 basic and $0.72 and $1.46 diluted earnings per share, respectively, for the same periods in 2005, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR's 2005 Form 10-K.  There have been no substantive changes to those policies and estimates.

New Accounting Standards

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158). This standard amends SFAS Nos. 87, 88, 106 and 132(R).  SFAS 158 requires an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan as defined by SFAS 158.  The pension asset or liability is the difference between the fair value of the pension plan's assets and the projected benefit obligation as of year-end.  For other postretirement benefit plans, the asset or liability is the difference between the fair value of the plan's assets and the accumulated postretirement benefit obligation as of year-end.  NSTAR will adopt this standard as of December 31, 2006.  NSTAR is currently assessing the impact this standard could have on its results of operations and financial position in light of its approved regulatory rate mechanism for recovery of these retiree benefit costs.  Based on the current funded status of the plans, NSTAR expects to recognize a liability at year-end under the provisions of SFAS 158.  However, as a result of its regulatory recovery mechanism, NSTAR anticipates recognizing a regulatory asset in lieu of taking a charge to Other Comprehensive Income.

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an Interpretation of SFAS No. 109, "Accounting for Income Taxes."  FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes.  Specifically, FIN 48 addresses the timing of the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007.

NSTAR will adopt FIN 48 effective January 1, 2007.  NSTAR is currently assessing the impact FIN 48 could have on its results of operations and financial position.  As part of its assessment, the Company is reviewing its specific tax accounting policy and tax position relating to the abandonment of the RCN common stock and the timing of certain construction-related tax deductions using the simplified service cost method.  Refer to Note F included in this report on Form 10-Q and NSTAR's 2005 Form 10-K, Note H, for more details regarding this tax contingency.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value measurements in financial reporting.  While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value.  This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  Application of this standard is required for NSTAR beginning in 2008. Management is currently assessing what impact, if any, the application of this standard could have on NSTAR's results of operations and financial position.

On September 13, 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108).  SAB 108 expresses the SEC's views regarding the process of quantifying financial statement misstatements for the purpose of materiality assessment.  SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements.  NSTAR will adopt this SAB as effective for its annual financial statements for the year ending December 31, 2006.  NSTAR has reviewed the requirements of SAB 108 and has concluded that its adoption will not have an impact on its consolidated financial position or consolidated results of operations.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of September 30, 2006 and December 31, 2005, customers of NSTAR Electric had approximately 53% and 32%, respectively, of their load requirements provided by competitive suppliers.

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

-

The implementation of the SIP for NSTAR Electric beginning January 1, 2007.  The SIP will result in annual inflation-adjusted distribution rate increases that may be offset by a decrease in transition charge prices through 2012.

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

-	The adoption of certain new SQI performance incentives and penalties.
-	The provision for NSTAR Gas to file for approval of a PBR plan on or before July 1, 2006 with the existing distribution rates to be the "cast-off" rates for the plan.

On October 31, 2006, the FERC authorized for the participating New England Transmission Owners, including NSTAR Electric, an ROE of 10.7% from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% going forward.  In addition, FERC granted a 100 basis point incentive adder for investments made in new transmission facilities, that when combined with FERC‘s approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  ISO-NE ratepayers will benefit as a result of this order because of the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are in progress, including NSTAR Electric’s 345Kv project, will significantly minimize these costs. This FERC order did not have a material impact on NSTAR’s consolidated results of operations, financial position or cash flows for the three and nine-month periods ended September 30, 2006.

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

The 2005-2006 winter season MDTE-approved CGAC factor was revised downward to $0.90/therm effective March 1, 2006 from a factor of $1.3955/therm effective January 1, 2006 to reflect decreases in the cost of gas caused by varying market conditions.  Effective May 1, 2006, the MDTE approved a summer period CGAC factor of $1.1855/therm that includes higher forecasted gas commodity costs.  The CGAC factor effective November 1, 2006 for the winter heating season is $1.1949/therm and is approximately 14% lower than the rate at the beginning of 2006 due to supplies recovering from storms in 2005.  Changes in the cost of gas supply have no impact on the Company's earnings due to this rate recovery mechanism.

On August 30, 2006, the MDTE approved a fixed-rate option pilot program that will offer NSTAR Gas' residential and small commercial customers the opportunity to "lock-in" their gas costs prior to the winter heating season, thus providing a more stable, predictable gas price.  The program is open to the first customers who apply up to twenty-five percent of those eligible.  Under the plan, participants protect non-participants from the risk of changing prices during the winter heating season by paying a $0.02/therm premium charge above NSTAR Gas' otherwise applicable gas adjustment factor.  Customers choosing this plan will lock into a supply price of $1.2149/therm for the entire 2006/2007 winter heating season.  If the market results in higher gas costs and NSTAR Gas increases its CGAC for other customers, customers will not have to pay the higher rate.  If prices on the market end up being lower and NSTAR Gas reduces its CGAC for other customers, customers who are in the program will not pay the lower rate. NSTAR Gas remains revenue neutral under the plan and gas costs included in revenues are fully reconciled to allow full recovery of all NSTAR gas costs as allowed by the MDTE.  The program was developed as a result of the Rate Settlement between NSTAR and the AG as approved on December 30, 2005.

On February 28, 2005, the MDTE approved a petition by NSTAR Gas to change a portion of its gas procurement practices.  As approved, NSTAR Gas began purchasing financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  Ultimately, this will minimize fluctuations in prices to NSTAR firm gas sales customers.  NSTAR Gas will not take physical delivery of gas when the financial contracts are executed or expire.  These contracts qualify as derivative financial instruments and, specifically, cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  Accordingly, the fair value of these instruments are recognized on the accompanying Condensed Consolidated Balance Sheets as a deferred asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas.  All costs incurred are included in the firm sales CGAC.  Therefore, NSTAR Gas has recorded an offsetting regulatory asset or liability. Currently, these derivative contracts extend through April 2007.  At September 30, 2006 and December 31, 2005, NSTAR has recorded a liability and a corresponding regulatory asset of $33 million and $0.3 million, respectively, reflecting the fair value of these contracts.

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

As of September 30, 2006, one of NSTAR Electric's subsidiaries is in a slight performance deficiency position due to deficiencies in meter reading and consumer division cases measures.  Accordingly, this amount has been accrued for during 2006.  The remaining two NSTAR Electric subsidiaries and NSTAR Gas' 2006 performances to date have exceeded the applicable established benchmarks such that no liability has been accrued for 2006.  However, these results may not be indicative of the results that could be expected for the remainder of the year.

As of December 31, 2005, NSTAR determined that for 2005, two of its electric subsidiaries were in a combined penalty position of approximately $0.4 million relating to their applicable service quality indicators. This penalty position was due to service interruptions caused by the severe winter storms experienced earlier in 2005 and Meter Reading performance which was also impacted by these storms.  As a result, NSTAR recorded a liability for this obligation in 2005.  In March 2006, upon further updates of its performance measures, only one of the electric subsidiaries was in a penalty situation for 2005 of approximately $0.2 million, and was subsequently adjusted to approximately $0.1 million by June 30, 2006.  NSTAR cannot predict the outcome or timing of the final determination for 2005 by the MDTE.  On March 1, 2006, Boston Edison and ComElectric filed their SQI performance measures for 2005 with the MDTE.  Cambridge Electric filed its 2005 data subsequent to March 1, 2006, as provided by a rate settlement agreement with the AG and approved by the MDTE, due to Cambridge Electric authorizing an independent third party review to research and provide its historical service data.  As of September 30, 2006, the penalty for 2005 performance remains at approximately $0.1 million.  NSTAR is unable to predict the eventual outcome of this matter.

In late 2004, the MDTE initiated a proceeding to eventually modify the SQI for all Massachusetts utilities. Until any modification occurs, the current SQI measures will remain in place.  NSTAR cannot predict the outcome or timing of this proceeding.

The Settlement Agreement approved by the MDTE on December 30, 2005 (refer to Note J) established additional performance measures applicable to NSTAR's rate regulated subsidiaries.  The Settlement Agreement outlines that NSTAR Gas will establish and submit a service quality measure based on separate leaks per mile metrics for bare-steel mains and unprotected, coated-steel mains.  A specific proposal to implement this performance benchmark is to be submitted to the MDTE for approval and subjects NSTAR Gas to a maximum penalty or incentive of up to $500,000.  This provision may not be implemented if the AG and NSTAR Gas agree to an enhanced gas PBR plan that includes a gas main replacement program.  The Settlement Agreement also establishes, for NSTAR Electric, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000. Since NSTAR Electric's filing of its 2005 Annual Service Quality filing earlier in 2006, the MDTE has issued several sets of discovery questions in this matter.  NSTAR Electric has responded to the MDTE on a timely basis, including providing updates in September 2006 on detailed electric circuit data.  At this time, NSTAR cannot estimate its performance results applicable to these new measures.

Union Labor Contracts

Substantially all management, engineering, financing and support services are provided to the operating subsidiaries of NSTAR by employees of NSTAR Electric & Gas.  As of September 30, 2006, approximately 70% of NSTAR Electric & Gas employees are represented by two unions covered by separate collective bargaining contracts.  NSTAR's labor contract with Local 369 of the Utility Workers Union of America, AFL-CIO, which represents approximately 60% of employees, expires on June 1, 2009.  An additional 8% of employees that support NSTAR's gas operations, represented by Local 12004 United Steelworkers of America, earlier in 2006 agreed upon a new four-year contract expiring March 31, 2010.  The remaining 2% of employees are at Advanced Energy Systems' MATEP subsidiary.  Those employees are represented by Local 877, the International Union of Operating Engineers, AFL-CIO.  On September 30, 2006, Local 877 ratified a new three-year agreement expiring on September 30, 2009.

Management believes it has satisfactory relations with its employees.

Earnings Outlook

Based on earnings for the nine months ended September 30, 2006, NSTAR is currently projecting to achieve earnings per share for the year ended December 31, 2006 in the middle of its $1.90-$1.96 range. In addition, NSTAR maintains its longer-term earnings per share growth estimate to be in the 6% - 8%

range.  This estimate reflects several factors including: full implementation of its seven-year Rate Settlement Agreement; lower growth in O&M expense than previously estimated; and higher returns provided by planned transmission system investments.  NSTAR also expects to raise its dividend in line with its earnings growth.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended September 30, 2006 and 2005 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Executive Summary

Earnings per common share were as follows:

	Three Months Ended September 30,
	2006	2005	% Change
Basic	$0.72	$0.73	(1.4)
Diluted	$0.72	$0.72	-

Net income was $76.7 million for the quarter ended September 30, 2006 compared to $78 million for the same period in 2005.  Major factors that contributed to the $1.3 million decrease in 2006 earnings on an after-tax basis include:

-	Decrease in electric MWh sales of 3.3% ($4.5 million)
-	Higher short-term interest expense as a result of both increased rates and higher levels of borrowings ($2.9 million)

-	The absence in 2006 of a tax benefit in 2005 related to the successful completion of a tax audit ($4.2 million)

These decreases in earnings factors were partially offset by:

-	Higher electric transmission revenues as a result of investments in the Company's transmission infrastructure, specifically, NSTAR's 345kV project ($1.9 million)

-	Increased distribution rates effective May 1, 2006, as part of the Rate Settlement Agreement ($4.6 million)

-	Improved earnings from NSTAR's unregulated businesses of $2.8 million

Significant cash flow events during the quarter include the following: NSTAR invested approximately $111 million in capital projects to improve capacity and reliability, paid approximately $32.3 million in common share dividends and retired approximately $44.2 million in securitized and other long-term debt.

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended September 30,
	2006	2005	% Change

Residential	1,832,737	1,948,254	(5.9)
Commercial	3,619,550	3,687,611	(1.8)
Industrial	418,663	435,650	(3.9)
Streetlighting	35,978	36,809	(2.3)
Total retail sales	5,906,928	6,108,324	(3.3)

Firm Gas Sales and Transportation - BBtu	Three Months Ended September 30,
	2006	2005	% Change

Residential	1,454	1,427	1.9
Commercial and other	1,899	1,721	10.3
Industrial	840	859	(2.2)
Total firm sales	4,193	4,007	4.6

NSTAR Electric reached an all-time peak demand of 4,959 MW on August 2, 2006 that was 7.3% more than the previous level of 4,621 MW established on July 27, 2005.

The decrease in retail MWh sales in the third quarter of 2006 was mainly attributed to the 11% decrease in cooling degree-days.  More than half of the decrease in sales was in the residential sector.

The increase in firm gas sales in the third quarter of 2006 is weather-driven and reflects much cooler weather in mid and late August and September as compared to the same period last year.

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Electric residential and commercial customers represented approximately 31% and 61%, respectively, of NSTAR's total retail sales mix for the third quarter of 2006 and provided 36% and 58% of NSTAR's distribution and transmission revenues, respectively.  Refer to the "Electric revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions.

			Normal
			30-Year
	2006	2005	Average

Heating Degree-Days	195	84	170
Percentage (warmer) colder than prior year	132.1%	(44.7)%
Percentage (warmer) colder than 30-year average	14.7%	(50.6)%

Cooling Degree Days	621	698	593
Percentage (cooler) warmer than prior year	(11.0)	39.3
Percentage warmer than 30-year average	4.7	17.7

Heating and Cooling Degree-Days measure changes in daily temperature levels in explaining demand for electricity and natural gas, based on weather conditions.  These conditions primarily impact electric during the summer and, to a greater extent during the winter season, gas sales in NSTAR's service area.  The comparative information above relates to heating and cooling degree-days for the third quarter of

2006 and 2005 and the number of heating and cooling degree-days in a "normal" third quarter as represented by a 30-year average.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below or above the base temperature is measured as one heating or cooling degree-day.

For the three months ended September 30, 2006 and 2005, fluctuations in the level of heating degree-days have minimal impact on operating revenues, as this period represents a seasonally low demand for gas sales.  However, for the same period, the impact of fluctuations in cooling degree-days have a far greater impact on electric sales and operating revenues, due to the summer period demand for energy consumption.  The 11% decline in cooling degree-days experienced during the third quarter of 2006 as compared with the same period in the prior year, contributed to the 3.3% decrease in sales.

Operating revenues

Operating revenues for the third quarter of 2006 increased $97.8 million, or 11.4%, from the same period in 2005 as follows:

(in millions)	Three Months Ended September 30,		Increase/(Decrease)
	2006	2005	Amount	Percent
Electric revenues
Retail distribution and transmission	$327.8	$284.5	$43.3	15.2
Energy, transition and other	533.4	476.8	56.6	11.9
Total electric revenues	861.2	761.3	99.9	13.1
Gas revenues
Firm and transportation	16.7	16.0	0.7	4.4
Energy supply and other	40.4	48.0	(7.6)	(15.8)
Total gas revenues	57.1	64.0	(6.9)	(10.8)

Unregulated operations revenues	38.0	33.2	4.8	14.5
Total operating revenues	$956.3	$858.5	$97.8	11.4

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

NSTAR's largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE and FERC.  The $43.3 million increase in retail distribution and transmission revenues is primarily due to higher transmission-related revenues of approximately $37.2 million and a distribution rate increase effective May 1, 2006 as approved in NSTAR Electric's Rate Settlement Agreement.  The 3.3% decrease in MWh sales substantially offset the overall increase in distribution rates.  In addition, as a result of the Settlement Agreement, costs that had previously been recovered in transition revenues since the cessation of certain wholesale agreements are, effective May 1, 2006, being recovered in distribution rates.  This accounts for $8.6 million of distribution revenues through September 30, 2006.  Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions primarily affect NSTAR's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. The $56.6 million increase in energy, transition and other revenues is primarily attributable to the $95.2 million increase in energy supply costs, partially offset by a reduction of $15.2 million in transition related revenues resulting from the December 2005 rate Settlement Agreement and the absence in 2006 of approximately $16.3 million of MDTE-approved incentive revenue entitlements realized in the third quarter of 2005 for successfully lowering transition charges resulting from the securitization financing that closed on March 1, 2005.  In addition, NSTAR Electric is permitted to earn a carrying charge on transition deferral balances.

 Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area.  Firm and transportation revenues were nearly level year-to-year and reflect higher commercial customer usage. Revenues were positively impacted by overall August and September cooler weather, partially offset by energy efficiency and conservation efforts.

NSTAR Gas' sales are positively impacted by colder heating season weather because a substantial portion of its customer base uses natural gas for space heating purposes.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenue decrease of $7.6 million primarily reflects a reduction in NSTAR Gas non-firm default sales to customers.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are primarily derived from NSTAR's unregulated businesses that include district energy operations and telecommunications.  Unregulated revenues were $38 million for the quarter ended September 30, 2006 compared to $33.2 million in the same period of 2005, an increase of $4.8 million, or 14.5%.  The increase in unregulated revenues is primarily the result of higher electricity, steam and chilled water prices.

Operating expenses

Purchased power costs  were $515.9 million in the third quarter of 2006 compared to $420.7 million in the same period of 2005, an increase of $95.2 million, or 23%.  The increase is primarily the result of higher global energy costs.  To a lesser extent, transmission costs increased due to the recognition of transmission true-up adjustments in connection with Boston Edison's open transmission filings for 2004, 2005 and 2006 of approximately $4.0 million.  Offsetting these increases was a 3.3% decrease in sales volume and the recognition of a gain related to an AES settlement agreement of approximately $4.1 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in NSTAR's regulated energy supply expense will not have an impact on earnings.

Cost of gas sold,  representing NSTAR Gas' supply expense, was $34.1 million in the third quarter of 2006 compared to $41.4 million in 2005, a decrease of $7.3 million, or 18%.  Despite a 4.6% increase in firm gas sales, the expense decrease reflects a decrease in non-firm default sales, partially offset by the higher cost of gas per therm.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense  was $108 million in the third quarter of 2006 compared to $104.8 million in the same period of 2005, an increase of $3.2 million, or 3%.  This increase primarily relates to incremental costs in 2006 associated with a MDTE approved safety and reliability program of $4.8 million and $0.4 million in stock option expense resulting from NSTAR's adoption of SFAS 123R in 2006. These increases were partially offset by lower labor, materials and contractor costs in 2006 as a result of costs associated with 2005 storms and other weather related costs of $1.6 million.

Depreciation and amortization expense  was $87.8 million in the third quarter of 2006 compared to $85.7 million in the same period of 2005, an increase of $2.1 million or 2%.  The increase reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense  was $18.4 million in the third quarter of 2006 compared to $18.8 million in the same period of 2005, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis.

Property and other taxes  were $25.8 million in the third quarter of 2006 compared to $23.6 million in the same period of 2005, an increase of $2.2 million, or 9%.  This increase is primarily due to higher municipal property tax rates and increased levels of property in service.

Income taxes  attributable to operations were $44.9 million in the third quarter of 2006 compared to $44 million in the same period of 2005, an increase of $0.9 million, or 2%, primarily reflecting $4.2 million of tax benefits recognized in 2005 related to the completion of a tax audit, offset by slightly lower pre-tax operating income in 2006.

Other income, net

Other income, net  was approximately $3.2 million in the third quarter of 2006 compared to $3.1 million in the same period of 2005, an increase in other income of $0.1 million.  Income in the third quarter of 2006 primarily relates to after-tax gains realized on a nonutility property associated with an asset exchange ($1.1 million) and the sale of land ($0.3 million).  In the same period of 2005, other income reflected the sale of a portion of NSTAR's district energy steam assets that resulted in an after-tax gain of $1.6 million.

Other deductions, net

Other deductions, net  was approximately $0.4 million in the third quarter of 2006 compared to $0.4 million in the same period of 2005.  Expenses in both periods relate to charitable donations, miscellaneous other deductions and the applicable tax benefit.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $42.4 million in the third quarter of 2006 compared to $42.6 million in the same period of 2005, a slight decrease of $0.2 million, or 0.5%.  The interest costs of $2.9 million associated with Boston Edison's $200 million, 30-year fixed rate (5.75%) Debentures issued on March 16, 2006 were offset by reduced interest costs of $1.8 million associated with transition property securitization, the absence in 2006 of interest expense of $1 million related to the redemption of Boston Edison's $100 million Floating Rate Debentures on October 17, 2005 and other subsidiary debt reduced by periodic sinking fund redemptions, contributed to this decrease.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC

Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs.  The future income stream was sold to these companies by Boston Edison and ComElectric.

Short-term and other interest expense  was $6.8 million in the third quarter of 2006 compared to $2.1 million in the same period of 2005, an increase of $4.7 million, or 224%.  The increase is primarily due to higher short-term debt borrowing costs of $1.9 million reflective of a 182 basis point increase in the 2006 weighted average borrowing rates and a higher average level of funds borrowed as compared to the same period in 2005.  The weighted average short-term interest rates including fees were 5.70% and 3.88% in the three-month periods ended September 30, 2006 and 2005, respectively.  The higher average borrowing during 2006 reflects the impact of Boston Edison financing its long-term debt redemption of October 17, 2005 with short-term debt.  Boston Edison used the proceeds of its $200 million Debenture that was issued on March 16, 2006 to pay down its short-term debt balances.

AFUDC  increased $1.2 million in the third quarter of 2006 primarily due to the higher short-term borrowing rate and the timing of plant closings from construction work in progress.

Results of Operations

The following section of MD&A compares the results of operations for each of the nine-month periods ended September 30, 2006 and 2005 and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Executive Summary

Earnings per common share were as follows:

	Nine Months Ended September 30,
	2006	2005	% Change
Basic	$1.56	$1.47	6.1
Diluted	$1.55	$1.46	6.2

Net income was $166.4 million for the nine month period ended September 30, 2006 compared to $157.4 million for the same period in 2005.  Major factors that contributed to the $9 million, or 5.7%, increase in 2006 earnings on an after-tax basis include:

-	Higher electric transmission revenues primarily as a result of investment in the Company's transmission infrastructure, specifically, NSTAR's 345kV project ($9.7 million)

-	Gain realized on the sales of parcels of nonutility land ($2.5 million)
-

Lower operations and maintenance expenses in 2006 due to lower labor, materials and contractor costs in 2006 as a result of costs associated with 2005 storms (approximately $5.1 million), lower facilities consolidation charges in 2005 (approximately $2.2 million), lower bad debt expense of $3.8 million in 2006 and a charge in 2005 related to an environmental settlement claim of $3 million.  The reduction in bad debt expense includes the effect of the implementation of a new MDTE-approved recovery rate mechanism, effective January 1, 2006, that allows NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis

-	Improved earnings resulting from NSTAR's unregulated businesses of $4.9 million

These increases in earnings factors were partially offset by:

-	A reduction in 2006 of MDTE-approved incentive entitlements for NSTAR successfully lowering transition charges (approximately $9.9 million) in 2006

-	Adjustments lowering income tax expense in 2005 related to the successful completion of a tax audit ($4.2 million)

-

Lower firm gas and electric distribution revenues due to lower energy sales caused by warmer weather (heating degree-days declined by 7.6%) and to a lesser extent conservation measures by customers ($4.2 million)

-	Higher short-term interest expense as a result of both increased rates and higher levels of borrowings ($6 million)

Significant cash flow events during the first nine months of 2006 include the following: NSTAR invested approximately $329 million in capital projects to improve capacity and reliability, issued, net of discount, $198 million in new long-term debt to pay-down its short-term debt balances, paid approximately $97 million in common share dividends and retired approximately $129 million in securitized and other long-term debt.

In September 2006, NSTAR filed its 2005 Federal Income Tax return that reflected a net operating loss and resulted in a potential tax refund of approximately $88 million. NSTAR’s 2005 net operating loss for tax purposes was primarily the result of deducting the purchase power contract termination payments made on March 1, 2005. This refund was reduced by the $65 million payment required in connection with the SSCM.  Refer to the accompanying Note F. "Income Taxes" and the "Liquidity and Capital Resources" section of MD&A, for further details.

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

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Nine Months Ended September 30,
	2006	2005	% Change

Residential	4,935,343	5,160,700	(4.4)
Commercial	9,987,325	9,978,657	0.1
Industrial	1,199,849	1,237,677	(3.1)
Streetlighting	116,442	117,516	(0.9)
Total retail sales	16,238,959	16,494,550	(1.5)

Firm Gas Sales and Transportation - BBtu	Nine Months Ended September 30,
	2006	2005	% Change

Residential	13,761	15,353	(10.4)
Commercial and other	12,417	13,044	(4.8)
Industrial	3,518	3,890	(9.6)
Total firm sales	29,696	32,287	(8.0)

The 1.5% decrease in retail MWh sales in the first nine months of 2006 reflects the warmer temperatures in January, March, May, and a cooler summer of 2006.  The 8% decrease in firm gas sales in the first nine months of 2006 primarily reflects warmer winter temperatures in the first half of the year as compared to the same period in 2005.  Additionally, conservation measures implemented by NSTAR's electric and gas customers have contributed to these declines in sales.

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  The overall warmer winter weather was the primary cause of decreased electric and natural gas energy sales during the first nine months of 2006, partially offset by a cool and rainy weather period in the second quarter.  However, even with the lower energy usage, revenues and the cost of that energy (which is also included in revenues) increased dramatically due to the rise in global energy costs.  The warmer temperatures not only resulted in fewer natural gas energy units sold for heating, but also resulted in lower demand from electrically-powered heating equipment. Electric residential and commercial customers represented approximately 30% and 62%, respectively, of NSTAR's total retail sales mix for the first nine months of 2006 and provided 40% and 54% of NSTAR's distribution and transmission revenues.  Refer to the "Electric revenues" section below for a more detailed discussion.  Industrial sales are primarily influenced by national and local economic conditions.

			Normal
			30-Year
	2006	2005	Average
Heating Degree-Days	4,146	4,489	4,446
Percentage (warmer) colder than prior year	(7.6)%	(1.6)%
Percentage (warmer) colder than 30-year average	(6.7)%	1.0%

Cooling Degree-Days	799	880	769
Percentage (cooler) warmer than prior year	(9.2)%	39.2%
Percentage warmer than 30-year average	3.9%	14.4%

Operating revenues

Operating revenues for the first nine months of 2006 increased $345 million, or 14.2%, from the same period in 2005 as follows:

(in millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2006	2005	Amount	Percent
Electric revenues
Retail distribution and transmission	$775.5	$677.3	$98.2	14.5
Energy, transition and other	1,508.3	1,296.6	211.7	16.3
Total electric revenues	2,283.8	1,973.9	309.9	15.7

Gas revenues
Firm and transportation	101.3	105.0	(3.7)	(3.5)
Energy supply and other	277.3	256.9	20.4	7.9
Total gas revenues	378.6	361.9	16.7	4.6

Unregulated operations revenues	113.2	94.8	18.4	19.4
Total operating revenues	$2,775.6	$2,430.6	$345.0	14.2

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

NSTAR's largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE and FERC.  Despite a 1.5% decrease in MWh sales, substantially in the residential sector, the $98.2 million increase in retail distribution and transmission revenues is primarily due to higher transmission-related rates that increased transmission revenues by approximately $87.1 million and a distribution rate increase effective May 1, 2006, as approved in NSTAR Electric's Rate Settlement Agreement.  Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR's large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service and are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. The $211.7 million increase in energy, transition and other revenues is primarily attributable to the $296.2 million increase in energy supply costs, partially offset by the a reduction of $53.1 million in transition-related revenues resulting from the December 30, 2005 rate Settlement Agreement and the absence in 2006 of approximately $16.3 million of MDTE-approved incentive revenue entitlements realized in the first nine months of 2005 for successfully lowering transition charges resulting from the securitization financing that closed on March 1, 2005.  In addition, NSTAR Electric is permitted to earn a carrying charge on transition deferral balances.

 Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area.  The $3.7 million decrease in firm and transportation revenues is primarily attributable to warmer winter weather conditions, energy efficiency and conservation efforts and customers switching to alternate fuel sources as a result of higher energy price concerns. These factors resulted from the decrease in sales volumes of 8% through September 30, 2006.

NSTAR Gas' sales are impacted by heating season weather because a substantial portion of its customer base uses natural gas for space heating purposes.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenue increase of $20.4 million primarily reflects the impact of the higher cost of gas purchased from these suppliers despite an 8% decline in energy sales.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are primarily derived from NSTAR's unregulated businesses that include district energy operations and telecommunications.  Unregulated revenues were $113.2 million through September 30, 2006 compared to $94.8 million in 2005, an increase of $18.4 million, or 19.4%.  The increase in unregulated revenues is primarily the result of higher electricity, steam and chilled water prices and higher electricity sales.

Operating expenses

Purchased power costs  were $1,404.3 million in the first nine months of 2006 compared to $1,108.1 million in the same period of 2005, an increase of $296.2 million, or 27%.  The increase is primarily the result of the higher energy costs offset by a slight decrease in sales volumes.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Cost of gas sold,  representing NSTAR Gas' supply expense, was $253.2 million in the first nine months of 2006 compared to $233.6 million in 2005, an increase of $19.6 million, or 8%.  Despite a 8% decline in firm gas sales, the expense increase reflects the higher costs of gas supply.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense  was $321.5 million in the first nine months of 2006 compared to $336.2 million in the same period of 2005, a decrease of $14.7 million, or 4%.  This decrease primarily relates to lower labor, materials and contractor costs in 2006 as a result of costs associated with 2005 storms (approximately $8.3 million), charges in 2005 related to settlement of an environmental claim of $5 million and lower facilities consolidation charges (approximately $3.6 million) and lower bad debt expense of $6.3 million in 2006.  The reduction in bad debt expense includes the effect of the implementation of a new MDTE-approved recovery rate mechanism, effective January 1, 2006, that allows NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis.  Partially offsetting these decreases in expense were incremental costs in 2006 associated with a DTE approved safety and reliability program of $8.5 million and $1.0 million in stock option expense resulting from NSTAR's adoption of SFAS 123R.

Depreciation and amortization expense  was $270.5 million in the first nine months of 2006 compared to $249.3 million in the same period of 2005, an increase of $21.2 million or 8%.  The increase primarily reflects amortization costs related to transition property regulatory asset ($120.2 million and $105.3 million in 2006 and 2005, respectively) related to the securitization transactions completed on March 1, 2005 and higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense  was $52.3 million in the first nine months of 2006 compared to $52.1 million in the same period of 2005, an increase of $0.2 million, or less than 1%, which are consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes  were $79.3 million in the first nine months of 2006 compared to $78.6 million in the same period of 2005, a slight increase of $0.7 million, or 1%.  This increase is primarily due to municipal property tax rates and increased levels of property in service.

Income taxes  attributable to operations were $98.1 million in the first nine months of 2006 compared to $91 million in the same period of 2005, an increase of $7.1 million, or 8%, primarily reflecting higher pre-

tax operating income in 2006 and $4.2 million of tax benefits recognized in 2005 related to the completion of a tax audit.

Other income, net

Other income, net  was approximately $8.7 million in the first nine months of 2006 compared to $5.3 million in the same period of 2005, an increase in other income $3.4 million.  The increase is primarily due to after-tax gains realized on a nonutility property asset exchange ($1.1 million), the sales of parcels of nonutility land ($0.9 million), and higher interest income ($0.5 million).

Other deductions, net

Other deductions, net  was approximately $1.9 million in the first nine months of 2006 compared to $1 million in the same period of 2005, an increase in other deductions of $0.9 million.  The higher expense in the first nine months of 2006 relates primarily to NSTAR's equity investment reduction resulting from a settlement agreement among CY and certain regulatory parties related to decommissioning activities of $0.6 million, and higher charitable donation expense of approximately $0.4 million, after-tax.

Interest charges

Interest on long-term debt and transition property securitization certificates  was $125.9 million in the first nine months of 2006 compared to $124.7 million in the same period of 2005, an increase of $1.2 million, or 1%.  The increase in interest expense primarily reflects:

-	Interest costs of $6.2 million associated with Boston Edison's $200 million, 30-year fixed rate (5.75%) Debentures issued on March 16, 2006

Partially offset by:

-	The absence in 2006 of interest expense of $2.7 million related to the redemption of Boston Edison's $100 million Floating Rate Debentures on October 17, 2005

-

Lower interest costs of $0.8 million associated with transition property securitization.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs. The future income stream was sold to these companies by Boston Edison and ComElectric

-	The absence in 2006 of interest expense of nearly $0.8 million on the March 1, 2005 redemption of $150 million variable rate Note, due in May 2006, at ComElectric

Short-term and other interest expense  was $15 million in the first nine months of 2006 compared to $5.1 million in the same period of 2005, an increase of $9.9 million, or 194%.  The increase is primarily due to higher short-term debt borrowing costs of $7.7 million reflective of a 173 basis point increase in the 2006 weighted average borrowing rates and a higher average level of funds borrowed as compared to the same period in 2005.  The weighted average short-term interest rates including fees were 5.22% and 3.49% in the nine-month periods ended September 30, 2006 and 2005, respectively.  The higher average borrowing during 2006 reflects the impact of Boston Edison financing its $100 million long-term debt redemptions on October 17, 2005 with short-term debt.  Boston Edison used the proceeds of its $200 million Debenture that was issued on March 16, 2006 to pay down its short-term debt balances.

AFUDC  increased $3.1 million in the nine-months ended September 30, 2006 primarily due to the higher short-term borrowing rate and the timing of plant closings from construction work in progress.

Liquidity and Capital Resources

     Current Cash Flow Activity

NSTAR's primary uses of cash in the first nine months of 2006 included capital expenditures, dividend payments and debt reductions and purchase power contract buyouts.

Net operating cash flow in the first nine months of 2006 provided $526.4 million.  The Company used $329.1 million to fund its plant expenditures, which included construction costs related to NSTAR Electric's 345kV project and other system reliability and infrastructure improvement projects incurred by NSTAR Electric and NSTAR Gas.  Additionally, the Company used $208.3 million in its net financing activities that involved primarily the redemption payments of its transition property securitization, the pay down of short-term debt and the dividend payments.

     Operating Activities

The net cash generated in the first nine months of 2006, as compared to 2005, primarily related to the absence of $554 million in one-time payments made in 2005 to buy-out of purchase power contracts. These payments were recorded as regulatory assets and will be amortized to expense over approximately eight years, as it is recovered from customers.  These payments were financed through the issuance of transition property securitization certificates.  In addition, these payments created a current tax deduction resulting in minimal tax payments in the first nine months of 2005.  Similarly, NSTAR has been able to defer significant 2006 tax payments until December 2006 due to the timing within the year of other tax deductions.  Also contributing to this increase in operating cash flows was the over-collection in 2006 of $34.1 million in regulatory assets, as compared to the $177.1 million under-collection in regulatory assets in 2005.  This is somewhat offset by the timing of cash receipts and disbursements that resulted in an increase in accounts receivable and a reduction in accounts payable.

For the nine months ended September 30, 2006, NSTAR did not contribute to its benefit plans and NSTAR currently anticipates that no contributions to its benefit plans will be made in the remainder of 2006.  In the same period of 2005, NTAR contributed $51 million to its benefit plans.

Investing Activities

The net cash used in investing activities in the first nine months of 2006 was $322.3 million.  The majority of these expenditures were for system reliability and performance improvements, customer service enhancements and capacity expansion to meet expected growth in the NSTAR service territory.  These factors contributed significantly to the $48.9 million increase in plant expenditures from the same period in the prior year.  Included in these amounts are expenditures of nearly $62 million and $75 million through September 30, 2006 and 2005, respectively, for Boston Edison's 345kV transmission line project.  Total spending on this project through September 30, 2006 was approximately $193 million.

Financing Activities

The net cash used in financing activities in the first nine months of 2006 of $208.3 million primarily reflects the long-term debt redemptions of $128.9 million and dividend payments of $96.9 million.  In addition, proceeds from Boston Edison's issuance of $200 million in 30-year fixed-rate (5.75%) Debentures on March 16, 2006 were used to pay down short-term debt as further discussed below.

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

On September 1, 2006, Cambridge Electric redeemed the entire $5 million aggregate principle amount of its 8.7%, Series H Notes, due March 1, 2007, following its notice to the Trustee on July 19, 2006 that this debt would be called for redemption at a price of 101.439% of the principle amount thereof plus accrued interest.

NSTAR's banking arrangements provide for daily cash transfers to the Company's disbursement accounts as vendor checks are presented for payment and where the right of offset does not exist among accounts.  Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Tax Payments

In 2004, NSTAR filed an amended 2002 and 2003-2004 income tax returns to change to the Simplified Service Cost Method ("SSCM") that allowed for accelerated deduction of certain construction-related overhead costs previously capitalized to plant.  NSTAR has claimed additional deductions related to the tax accounting method change of approximately $372 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and therefore, NSTAR never received the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  This Regulation effectively concluded the SSCM was only available to taxpayers that have mass property.  Under this Regulation, the SSCM is not available for the majority of NSTAR's constructed property for the years 2005 and forward.  Therefore, NSTAR is required to make a cash tax payment to the IRS of approximately $130 million by December 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR, once this tax position is settled.  Through September 30, 2006, this refund amounted to $114.1 million and has been recorded as a non-current Refundable income tax on the accompanying Condensed Consolidated Balance Sheet. Due to NSTAR’s 2005 net operating loss that resulted in a tax refund of approximately $88 million before this item, NSTAR applied the initial $65 million payment as a reduction to its 2005 refund due. This tax obligation, along with any potential deduction ultimately sustained, is not anticipated to have a material impact on NSTAR's results of operations, its financial position, or cash flows.

Also, this Regulation requires NSTAR to make the remaining cash tax payment of approximately $65 million by December 2006 related to its amended 2002 and 2003-2004 federal income tax returns that include deductions related to construction that have been disallowed.  In addition to this remaining payment, NSTAR will make a $127 million estimated federal tax payment relating to its 2006 tax liability. Also, in the fourth quarter of 2006, NSTAR expects to receive the remaining refund due of $23 million from the IRS related to its 2005 net operating loss.

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

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements. ComElectric, Cambridge Electric and NSTAR Gas have financial covenant requirements under their long-term debt arrangements and were in compliance at September 30, 2006 and December 31, 2005. NSTAR's long-term debt other than the Mortgage Bonds and Notes of NSTAR Gas and of MATEP, is unsecured.

NSTAR has executed a five-year, $175 million revolving credit agreement that expires in November 2009. At September 30, 2006 and December 31, 2005, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at September 30, 2006 and December 31, 2005, had $101.5 million and $66 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity.  Commitment fees must be paid on the total agreement amount. At September 30, 2006 and December 31, 2005, NSTAR was in full compliance with the aforementioned covenant as the ratios were 56.6% and 56.7% respectively.

Boston Edison has approval from the FERC to issue short-term debt securities from time to time on or before December 31, 2006, with maturity dates no later than December 31, 2007, in amounts such that the aggregate principal does not exceed $450 million at any one time.  On April 4, 2006, Boston Edison made a filing seeking FERC authorization to issue up to $450 million from time to time within the period January 1, 2007 through December 31, 2008 and received FERC approved for this request on October 31, 2006.  This filing was made in the unlikely event the Electric subsidiaries do not merge.  On July 12, 2006, Boston Edison made a Supplemental Filing (to a filing made May 26, 2006 with a requested authorization level of $655 million) with FERC for authorization to issue from time to time within the period January 1, 2007 through December 31, 2008, with maturity dates no later than December 31, 2009 for $655 million at any one time in short-term debt financing authorization that included updated financial information through March 31, 2006.  Boston Edison's request for $655 million in short-term authorization was made in anticipation of the merger of Cambridge Electric and ComElectric into Boston Edison. On October 20, 2006, the FERC conditionally approved the merger.  NSTAR is reviewing the effect this approval may have on its transmission tariffs and has filed a request for clarification with the FERC, requesting a response from FERC by November 20, 2006.  Boston Edison has a five-year, $350 million revolving credit agreement that expires in November 2009.  However, unless Boston Edison receives necessary approvals from the MDTE, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At September 30, 2006 and December 31, 2005, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to Boston Edison's $350 million commercial paper program that had a $71.5 million and $197 million balance at September 30, 2006 and December 31, 2005, respectively. Under the terms of the revolving credit agreement, Boston Edison is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity.  At September 30, 2006 and December 31, 2005, Boston Edison was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 46.3% and 45.9%, respectively.

As of September 30, 2006, ComElectric, Cambridge Electric and NSTAR Gas, collectively, have $245 million available under several lines of credit and had $83.5 million and $154.5 million outstanding under these lines of credit at September 30, 2006 and December 31, 2005, respectively.  ComElectric and Cambridge Electric have FERC authorization to issue short-term debt securities from time-to-time on or before November 30, 2006 and June 27, 2006, with maturity dates no later than November 30, 2007 and June 27, 2007, respectively, in amounts such that the aggregate principal does not exceed $125 million and $60 million, respectively, at any one time.  On April 7, 2006, ComElectric and Cambridge Electric filed a short-term debt application with the FERC to issue short-term debt securities from time to time on or before November 30, 2008 and June 27, 2008, respectively, with maturity dates no later than November 30, 2009 and June 27, 2009, respectively, in amounts such that the aggregate principal does not exceed $125 million and $80 million, respectively, at any one time.  On May 31, 2006 and October 31, 2006, Cambridge Electric and ComElectric, respectively, received FERC approval.  NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

On July 19, 2006, Cambridge Electric gave notice to the Trustee for certain long-term debt that the entire $5 million aggregate principal amount of its 8.70%, Series H Notes, due March 1, 2007.  On September 1,

2006, Cambridge Electric redeemed these notes at a price of 101.439% of the principal amount plus accrued interest.

For financial reporting purposes, NSTAR reclassified its ComElectric subsidiary's entire long-term debt balance of $79.2 million as due within one year on the accompanying Condensed Consolidated Balance Sheets at September 30, 2006. This is a result of NSTAR's proposal to merge its electric subsidiaries, ComElectric, Cambridge Electric and Canal into Boston Edison.  Such action is contingent upon favorable separate orders from FERC and the MDTE for approval of this proposed merger.  On October 20, 2006, the FERC conditionally approved the merger.  If the merger is ultimately approved by both the FERC and the MDTE, this debt will be redeemed in January 2007.

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

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 1997 Share Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended September 30, 2006, all shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

July	152,988	$30.41
August	196,374	$31.57
September	5,349	$32.63

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:
Exhibit	15	-	Letter Re Unaudited Interim Financial Information

	15.1		PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a - 15/15d-15(e) Certifications

	31.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1		Report of Independent Registered Public Accounting Firm *

		*

Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR
(Registrant)

Date: November 1, 2006	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer