Form 10-K
period 2006-12-31
NSTAR/MA
filed 2007-02-16
CIK 1035675

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

617-424-2000

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

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

The aggregate market value of the 106,808,376 shares of voting stock of the registrant held by non-affiliates of the registrant, computed as the average of the high and low market prices of the common shares as reported on the New York Stock Exchange consolidated transaction reporting system for NSTAR Common Shares as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,041,368,507.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 16, 2007
Common Shares, par value $1 per share	106,808,376 shares

Documents Incorporated by Reference

Sections of NSTAR’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 3, 2007 are incorporated by reference into Parts I and III of this Form 10-K.

NSTAR

Index to Annual Report on Form 10-K

Year Ended December 31, 2006

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR’s three retail electric utility subsidiaries, collectively
Boston Edison	Boston Edison Company
ComElectric	Commonwealth Electric Company
Cambridge Electric	Cambridge Electric Light Company
Canal	Canal Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DOE	U.S. Department of Energy
EITF	Emerging Issues Task Force (of FASB)
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission (the Commission)
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc.
MDTE	Massachusetts Department of Telecommunications and Energy
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission
SJC	Massachusetts Supreme Judicial Court

Other
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
APB	Accounting Principles Board
ARO	Asset Retirement Obligation
BBtu	Billions of British thermal units
Bcf	Billion cubic feet
Bechtel	Bechtel Power Corporation
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
ED	Exposure Draft
EPS	Earnings Per Common Share
FCA	Forward Capacity Auctions
FCM	Forward Capacity Market
GAAP	Accounting principles generally accepted in the United States of America
ISFSI	Independent Spent Fuel Storage Installation

LDAC	Local Distribution Adjustment Clause
LICAP	Locational Installed Capacity
LNG	Liquefied Natural Gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MMbtu	Millions of British thermal units
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
MW	Megawatts
NEH	New England Hydro-Transmission Company, Inc.
NHH	New England Hydro-Transmission Corporation
NEMA	Northeastern Massachusetts
OATT	Open Access Transmission Tariff
PBOP	Postretirement Benefit Obligation other than Pensions
PBR	Performance Based Distribution Rates
ROE	Return on Equity
RMR	Reliability Must Run
RTO	Regional Transmission Organization
SAB	Staff Accounting Bulletin
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
VIE	Variable Interest Entities
YA	Yankee Atomic Electric Company

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements may also be contained in other filings with the SEC, in press releases and oral statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what NSTAR expected. Actual results could differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital

•	weather conditions that directly influence the demand for electricity and natural gas and damage from major storms

•	future economic conditions in the regional and national markets

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

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities

•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs

•	impact of continued cost control procedures on operating results

•	ability to maintain current credit ratings

•	impact of uninsured losses

•	impact of union contract negotiations

•	impact of conservation measures and self-generation by our customers

•	changes in financial accounting and reporting standards

•	changes in specific hazardous waste site conditions and the specific cleanup technology

•	prices and availability of operating supplies

•	the impact of terrorist acts, and

•	changes in tax laws, regulations and rates

•	impact of performance service quality measures

Any forward-looking statement speaks only as of the date of this filing and NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult all further disclosures NSTAR makes in its filings to the SEC. Other factors in addition to those listed here could also adversely affect NSTAR. This Annual Report also describes material contingencies and critical accounting policies and estimates in the accompanying MD&A and in the accompanying Notes to Consolidated Financial Statements and NSTAR encourages a review of these items.

Part I

Item 1.	Business

(a) General Development of Business

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. Utility operations accounted for approximately 96% of consolidated operating revenues in 2006, 2005 and 2004 and the remainder is generated from its unregulated operations.

NSTAR derives its revenues primarily from the sale of energy, distribution and transmission services to customers and from its unregulated businesses. NSTAR’s earnings are impacted by fluctuations in unit sales of kWh and MMbtu, which directly determine the level of distribution and transmission revenues recognized. In accordance with the regulatory rate structure in which NSTAR operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings. As a result of this rate structure, any variability in the cost of energy supply purchased will impact purchased power and cost of gas sold expense and corresponding revenues but will not affect the Company’s earnings.

(b) Financial Information about Industry Segments

NSTAR’s principal operating segments are the electric and natural gas utility operations that provide energy delivery services in 107 cities and towns in Massachusetts and its unregulated operations. Refer to Note N, “Segment and Related Information” of the accompanying Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for specific financial information related to NSTAR’s electric utility, natural gas utility and unregulated operating segments.

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

NSTAR Electric’s operating revenues and energy sales percentages by customer class for the years 2006, 2005 and 2004 consisted of the following:

	Revenues ($)			Energy Sales (mWh)
	2006	2005	2004	2006	2005	2004
Retail:
Commercial	52%	54%	54%	62%	60%	59%
Residential	43%	39%	39%	30%	31%	31%
Industrial and other	5%	6%	6%	8%	8%	9%
Wholesale and contract sales	—	1%	1%	—	1%	1%

Electric Rates

Retail electric delivery rates are established by the MDTE and are comprised of:

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

•

a transmission charge (to collect the cost of moving the electricity over high voltage lines from generating plants to substations located within NSTAR’s service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market),

•	an energy conservation charge (legislatively-mandated charge to collect costs for demand-side management programs) and

•	a renewable energy charge (legislatively-mandated charge to collect the cost to support the development and promotion of renewable energy projects).

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier. Basic service rates are reset every six months (every three months for large commercial and industrial customers). The price of basic service is intended to reflect the average competitive market price for power. As of December 31, 2006, 2005 and 2004, customers of NSTAR Electric had approximately 51%, 32%, and 24%, respectively, of their load requirements provided by competitive suppliers.

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement between NSTAR, the AG, and several interveners. For 2006, the Rate Settlement Agreement required NSTAR Electric to lower its transition rates by $20 million from what would otherwise have been billed in 2006, and then any change in distribution rates were offset by an equal and opposite change in the transition rates, continuing through 2012. Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%. This Rate Settlement Agreement permitted NSTAR Electric to increase its distribution rates by an annual rate of $30 million effective May 1, 2006, with a corresponding reduction in transition charges. The Rate Settlement Agreement allows NSTAR Electric other important and long-term initiatives. Refer to the “Rate Settlement Agreement” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details.

NSTAR’s Rate Settlement Agreement also anticipated the transfer of the net assets, structured as a merger, of NSTAR’s subsidiary companies of Cambridge Electric, ComElectric and Canal to Boston Edison, contingent upon obtaining final approval from the MDTE and FERC. The MDTE gave final approval that became effective on November 28, 2006. The FERC conditionally approved the merger on October 20, 2006 and granted clarification and reconsideration on a related transmission tariff issue on November 28, 2006. On December 1, 2006, NSTAR filed blended Basic Service rates with the MDTE, effective January 1, 2007. The individual Boston Edison, ComElectric and Cambridge Electric Basic Service rates are blended into rates applicable to the entire NSTAR Electric service territory pursuant to the MDTE’s approval of the NSTAR Electric merger. The merger was effective as of January 1, 2007 and Boston Edison was renamed “NSTAR Electric Company.”

Sources and Availability of Electric Power Supply

For basic service power supply, NSTAR Electric makes periodic market solicitations consistent with MDTE requirements. During 2006, NSTAR Electric entered into short-term power purchase agreements to meet its entire basic service supply obligation, other than to its largest customers, for the period January 1, 2007 through June 30, 2007 and for 50% of its obligation, other than to these large customers, for the second-half of 2007. NSTAR Electric has entered into short-term power purchase agreements to meet its entire basic service supply obligation for large customers through March 2007. A request for proposals will be issued quarterly in 2007 for the remainder of the obligation for large customers and semi-annually for non-large customers. For 2006, NSTAR Electric entered into agreements ranging in length from three to twelve-months. NSTAR Electric fully recovers its payments to suppliers through MDTE-approved rates billed to customers. During late 2004 and early 2005, NSTAR Electric completed several transactions to buy-out or restructure certain of its long-term purchase power contracts. Refer to the accompanying Notes to Consolidated Financial Statements, Note O, “Contracts for the Purchase of Energy” for more detail.

The Rate Settlement Agreement required NSTAR Electric to design a policy for the procurement of basic service supply for residential customers effective July 1, 2006, permitting NSTAR Electric to execute energy supply contacts for one, two and three-years procuring fifty, twenty-five and twenty-five percent, respectively, of its total energy load requirements for residential customers. NSTAR Electric, after working with the AG and a low-income support organization, developed a schedule to implement this provision. This proposal included a method for further review and modification to potentially include longer-term contracts that are anticipated to reduce price volatility for small consumers, solicited long-term contracts as part of its last 2006 solicitation. However, after review of the proposals, NSTAR Electric, again after consultation with the AG, determined that it would enter into short-term contract alternatives.

Transmission Project

A significant portion of NSTAR Electric’s 345kV transmission line project from Stoughton, Massachusetts to Boston was in-service by December 31, 2006. Refer to “Plant Expenditures and Financings” section of this Item 1 for further information.

Wholesale Market and Transmission Rule Changes

Locational Installed Capacity Replaced by Forward Capacity Market

After a lengthy hearing, a FERC-appointed Administrative Law Judge issued an Initial Decision on June 15, 2005 approving an ISO-NE plan to implement LICAP. LICAP was conceived as an administrative mechanism designed to compensate wholesale generators for their locational capacity value based on a price-quantity curve. The FERC did not immediately affirm the Initial Decision, but allowed additional oral argument and delayed implementation. In response to language in the Energy Policy Act of 2005 requesting the FERC to “carefully consider States’ objections” to LICAP, the FERC, on October 21, 2005, ordered settlement procedures to “develop an alternative to LICAP.” A contested settlement was filed on January 31, 2006 and approved by FERC in a June 16, 2006 order and is expected to provide significant savings to NSTAR Electric’s customers relative to the costs associated with the LICAP model approved in the Initial Decision. The order adopted the FCM based on FCA as a replacement to LICAP. NSTAR supports the FCM concept, but opposed, on several grounds, the order in a July 17, 2006 filing that requested a rehearing, together with the AG and other load-serving entity representatives. Some of the aspects of the order that NSTAR objected to, on behalf of its customers, include an expensive transition payment mechanism and the failure to terminate RMR agreements coincident with the initiation of transition payments. In December 2006, the Maine Public Utilities Commission, the Connecticut Attorney General and the Massachusetts Attorney General filed appeals of the FERC orders approving the settlement with the U.S. Court of Appeals for the D.C. Circuit. NSTAR Electric is an intervener in those appeals. NSTAR cannot predict the ultimate outcome of this case on appeal.

Transition payments applicable to all capacity began December 1, 2006 at a rate of $3.05/KWMonth and escalate to $4.10/KWMonth until May 2010 when FCM will begin on June 1, 2010. FCAs are auctions designed to procure capacity three or more years into the future with a one-year to five-year commitment period. FCM includes a locational mechanism to establish separate zones for capacity when transmission constraints are found to exist. FCM allows load-serving entities such as NSTAR to self-supply through contracted resources to meet its capacity obligations without participating in the FCAs. The impact to rates for NSTAR customers during the transition period will be approximately 0.8 to 1.1 cents per kilowatt hour. NSTAR Electric cannot anticipate the precise changes resulting from the FCAs due to their competitive nature, but expects all costs incurred to be fully recoverable.

FERC Transmission ROE

On October 31, 2006, the FERC authorized for the participating New England Transmission Owners, including NSTAR Electric, an ROE on regional transmission facilities of 10.2% plus a 50 basis point adder for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter. In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC’s approved ROEs, provide 11.7% and 12.4% returns for the respective time frames. RTO-NE ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues. Transmission projects that are in progress including NSTAR Electric’s 345kV project, are expected to significantly minimize these congestion costs and enhance reliability in the region. The New England Transmission Owners accepted the terms of the October 31, 2006 FERC decision, with one exception, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE, for which the FERC did not provide an explanation for its action and which the New England Transmission Owner’s believe is not supported by the record evidence. The New England Transmission Owners contend that the base ROE should be 10.5%. The Company is unable to determine the ultimate timing or result of the rehearing process or of the ultimate FERC decision.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement provides for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by customers. If NSTAR Electric’s efforts to reduce customers’ costs are successful, the Company is allowed to retain a portion of these savings, as well as related litigation costs, as an incentive.

NSTAR Electric and the AG have agreed that NSTAR Electric’s efforts involving two RMR cases resulted in total regional customer savings of over $362 million, of which $134 million is applicable to NSTAR Electric customers. Under the terms of the Rate Settlement Agreement, NSTAR Electric will share 25% of the savings applicable to its customers. The recovery of NSTAR Electric’s share of benefits will be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues. NSTAR Electric seeks collection of $9.8 million annually and represents one-third of the savings to its customers. NSTAR Electric will recognize these incentive revenues as they are collected from its customers for a three year period, effective January 1, 2007. Ultimate approval for the incentives is required by the MDTE.

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

NSTAR Gas’ operating revenues and energy sales percentages by customer class for the years 2006, 2005 and 2004, consisted of the following:

	Revenues ($)			Energy Sales (therms)
	2006	2005	2004	2006	2005	2004
Gas Sales and Transportation:
Residential	59%	64%	61%	47%	46%	45%
Commercial	27%	23%	25%	35%	32%	33%
Industrial and other	9%	8%	9%	12%	17%	17%
Off-System and contract sales	5%	5%	5%	6%	5%	5%

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

In addition to delivery service rates, NSTAR Gas’ tariffs include a seasonal CGAC and LDAC. The CGAC provides for the recovery of all gas supply costs from firm sales customers. The LDAC provides for the recovery of certain costs applicable to both sales and transportation customers. The CGAC is filed semi-annually for approval by the MDTE. The LDAC is filed annually for approval. In addition, NSTAR Gas is required to file interim changes to its CGAC factor when the actual costs of gas supply vary from projections by more than 5%.

As discussed above, the MDTE approved the seven-year Rate Settlement Agreement on December 30, 2005 between the AG, NSTAR and several interveners. For NSTAR Gas customers, the settlement required an adjustment to the CGAC to defer recovery of approximately $18.5 million effective January 2006. NSTAR Gas is currently recovering this deferred amount, with interest at the effective prime rate, over a twelve-month period effective May 1, 2006.

On August 30, 2006, the MDTE approved a fixed-price option pilot program that offers NSTAR Gas’ residential and small commercial customers the opportunity to “lock-in” their gas costs prior to the winter heating season, thus providing a more stable, predictable gas price. The program is open to the first customers who apply up to twenty-five percent of those eligible. As of the end of the enrollment period, approximately 13,600 gas customers signed up to take part in the fixed rate. Under the plan, the non-participants’ impact are minimized from the risk of changing prices during the winter heating season by having the plan participant pay a $0.02/therm premium charge above NSTAR Gas’ otherwise applicable gas adjustment factor. Customers choosing this plan locked into a supply price of $1.2149/therm for the entire 2006/2007 winter heating season. If the market results in higher gas costs and NSTAR Gas increases its CGAC for other customers, customers participating in the fixed-price option program will not have to pay the higher rate. If prices on the market end up being lower and NSTAR Gas reduces its CGAC for other customers, customers who are in the program will not pay the lower rate. NSTAR Gas remains revenue neutral under the plan and gas costs included in revenues are fully reconciled to allow full recovery of all NSTAR gas costs as allowed by the MDTE. The program was developed as a result of the Rate Settlement Agreement between NSTAR and the AG as approved on December 30, 2005.

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

All costs incurred will continue to be included in the CGAC and are fully recovered in rates. Refer to the accompanying Notes to Consolidated Financial Statements, Note F, “Derivative Instruments - Hedging Agreements,” for further details.

Gas Supply, Transportation and Storage

NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.

NSTAR Gas purchases transportation, storage and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that bring gas from major producing regions in the U.S., Gulf of Mexico and Canada to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its gas supply from third-party vendors. Most of the supplies are purchased under a firm portfolio management contract with a term of one year. NSTAR Gas has one multiple year contract, which is used for the purchase of its Canadian supplies. Based on its firm pipeline transportation capacity entitlements, NSTAR Gas contracts for up to 139,373 MMbtu per day of domestic production. In addition, NSTAR Gas has an agreement for up to 4,500 MMbtu per day of Canadian supplies.

In addition to the firm transportation and gas supplies mentioned above, NSTAR Gas utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The LNG facilities, described below, are located within NSTAR Gas’ distribution system and are used to liquefy and store pipeline gas during the warmer months for use during the heating season. During the summer injection season, excess pipeline capacity is used to deliver and store gas in market area storage facilities, located in the New York and Pennsylvania region. Stored gas is withdrawn during the winter season to supplement pipeline supplies in order to meet firm heating demand. NSTAR Gas has firm storage contracts and total storage capacity entitlements of approximately 9.3 Bcf.

A portion of the storage of gas supply for NSTAR Gas during the winter heating season is provided by Hopkinton, a wholly-owned subsidiary of NSTAR. The facility consists of a liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3 Bcf of natural gas.

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

Unregulated Operations

NSTAR’s unregulated operations segment engages in businesses that include district energy operations, telecommunications and liquefied natural gas service. District energy operations are provided through its AES subsidiary that sells chilled water, steam and electricity to hospitals and teaching facilities located in Boston’s Longwood Medical Area. Telecommunications services are provided through NSTAR Com, which installs, owns, operates and maintains a wholesale transport network for other telecommunications service providers in the metropolitan Boston area to deliver voice, video, data and internet services to customers. A former NSTAR subsidiary, NSTAR Steam Corporation, sold its assets to a non-affiliated entity in September 2005. Revenues earned from NSTAR’s unregulated operations accounted for approximately 4% of consolidated operating revenues in 2006, 2005 and 2004.

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

Regulation

The Energy Policy Act of 2005 repealed the Public Utility Holding Company Act of 1935 (PUHCA), which established a regulatory regime overseen by the SEC, and replaced it with a new statute focused on increased access to holding company books and records to assist the FERC and state utility regulators in protecting customers of regulated utilities. On December 8, 2005, the FERC finalized rules to implement the congressionally mandated repeal of the PUHCA of 1935 and enactment of the PUHCA of 2005. FERC issued its final rules effective February 8, 2006. NSTAR is a holding company exempt from the provisions of the PUHCA of 1935, as amended, except for Section 9(c)(2). NSTAR was granted an exemption and waiver from the PUHCA 2005 revisions by operation of law on June 15, 2006.

NSTAR Gas and NSTAR Electric and its wholly-owned regulated subsidiary, Harbor Electric Energy Company, operate primarily under the authority of the MDTE, whose jurisdiction includes supervision over retail rates for distribution of electricity, natural gas and financing and investing activities. In addition, the FERC has jurisdiction over various phases of NSTAR Electric and NSTAR Gas utility businesses, conditions under which natural gas is sold at wholesale, facilities used for the transmission or sale of that energy, certain issuances of short-term debt and regulation of accounting. These companies are also subject to various other state and municipal regulations with respect to environmental, employment, and general operating matters.

Plant Expenditures and Financings

The most recent estimates of plant expenditures and long-term debt maturities for the years 2007 and 2008-2011 are as follows:

(in thousands)	2007	2008-2011
Plant expenditures	$404,300	$1,215,000
Long-term debt	$176,081	$1,160,715

In the five-year period 2007 through 2011, plant expenditures are forecasted to be used for system reliability and performance improvements, customer service enhancements and capacity expansion to meet expected growth in the NSTAR service territory. In 2006, these factors contributed significantly to the $38.9 million increase in plant expenditures from 2005. Included in these amounts are expenditures of $69 million and $120 million in 2006 and 2005, respectively, for NSTAR Electric’s 345kV transmission line project ($11 million spent in 2004). This project involves the construction of two 345kV transmission lines from a switching station in Stoughton, Massachusetts to substations in the Hyde Park section of Boston and to South Boston, respectively (phase one). Total spending on this project through December 31, 2006 is approximately $200 million, with approximately $20 million to be spent in 2007. The first line of this project was placed in service in October 2006 and the second line of phase one is expected to be placed in service by the end of the first quarter of 2007. Phase two of the 345kV transmission line project, which will add a third line to the project, is expected to be in service in 2008. Expenditures on this phase of the project are expected to amount to $55 million and $38 million in 2007 and 2008, respectively. These transmission lines ensure continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area. A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE’s approval and will be recovered by NSTAR through wholesale and retail transmission rates.

Management continuously reviews its capital expenditure and financing programs. These programs and, therefore, the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions. Refer to the accompanying “Cautionary Statement Regarding Forward-Looking Information” preceding Item 1, “Business” and the “Liquidity, Commitments and Capital Resources” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Seasonal Nature of Business

NSTAR Electric’s kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. NSTAR Gas’ sales are positively impacted by colder weather because a substantial portion of its customer base uses natural gas for space heating purposes. Refer to the accompanying “Selected Quarterly Consolidated Financial Data” section in Item 6, “Selected Consolidated Financial Data” for specific financial information by quarter for 2006 and 2005.

Competitive Conditions

As a rate regulated distribution and transmission utility company, NSTAR is not subject to a significant competitive business environment. Through its franchise charters, NSTAR Electric and NSTAR Gas have the exclusive right and privilege to engage in the business of delivering energy services within their granted territory. Under Massachusetts law, no other entity may provide electric or gas delivery service to retail customers within NSTAR’s service territory without the written consent of NSTAR Electric and/or NSTAR Gas. Refer to the accompanying “Franchises” section of this Item 1 and to Item 1A, “Risk Factors” for a further discussion of NSTAR’s rights and competitive pressures within its service territory.

Environmental Matters

NSTAR’s subsidiaries are subject to numerous federal, state and local standards with respect to the management of wastes and other environmental considerations. NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. Noncompliance with certain standards can, in some cases, also result in the imposition of monetary civil penalties. Refer to the accompanying “Contingencies - Environmental Matters” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Notes to Consolidated Financial Statements, Note P, “Commitments and Contingencies,” for more information.

Management believes that its facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements.

Number of Employees

As of December 31, 2006, NSTAR had approximately 3,100 employees, including approximately 2,200, or 71%, who are represented by three unions covered by separate collective bargaining contracts.

Substantially all management, engineering, financing and support services are provided to the operating subsidiaries of NSTAR by employees of NSTAR Electric & Gas. NSTAR’s labor contract with Local 369 of the Utility Workers Union of America, AFL-CIO, which represents approximately 61% of employees, expires on June 1, 2009. An additional 8% of employees that support NSTAR gas operations are represented by Local 12004 of the United Steelworkers of America, who earlier in 2006 agreed upon a new four-year contract expiring March 31, 2010. The remaining 2% of employees are at AES’ MATEP subsidiary. Those employees are represented by Local 877, the International Union of Operating Engineers, AFL-CIO. On September 30, 2006, Local 877 ratified a new three-year agreement expiring on September 30, 2009.

Management believes it has satisfactory relations with its employees.

(d) Financial Information about Geographic Areas

NSTAR is a holding company engaged through its subsidiaries in the energy delivery business in Massachusetts. None of NSTAR’s subsidiaries have any foreign operations or export sales.

(e) Available Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the SEC. You may access materials NSTAR has filed with the SEC on the SEC’s website at www.sec.gov. In addition, NSTAR’s Board of Trustees has various committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee and a Board Governance and Nominating Committee. The Board also has a standing Executive Committee. The Board has adopted the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. NSTAR intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Office or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, on Form 8-K, within five business days following the date of such amendment or waiver. NSTAR’s SEC filings and Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR’s executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR’s website at www.nstar.com. Copies of NSTAR’s SEC filings may also be obtained by writing to NSTAR’s Investor Relations Department at the address on the cover of this Form 10-K or by calling 781-441-8338.

The certifications of NSTAR’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Annual Report on Form 10-K as Exhibits 31.1, 31.2, 32.1 and 32.2. NSTAR also filed the required certificate of its Chief Executive Officer with the NYSE in 2006, certifying that he is not aware of any violation of the NYSE corporate governance listing standards.

Item 1A.	Risk Factors

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors.

Our electric and gas operations are highly regulated, and any adverse regulatory changes could have a significant impact on the Company’s results of operations and its financial position.

NSTAR’s electric and gas operations, including the rates charged, are regulated by the FERC and the MDTE. In addition, NSTAR’s accounting policies are prescribed by GAAP, the FERC and the MDTE. Adverse regulatory changes could have a significant impact on results of operations and financial condition.

Potential municipalization or technological developments may adversely affect our regulated electricity and gas businesses.

Under Massachusetts law, no other entity may provide electric or gas delivery service to retail customers within NSTAR’s service territory without the written consent of NSTAR Electric and/or NSTAR Gas. Although not a trend, NSTAR’s operating utility companies could be exposed to municipalization risk, whereby a municipality could acquire the electric or gas delivery assets located in that city or town and take over the customer delivery service, thereby reducing NSTAR’s revenues. Any such action would require numerous legal and regulatory consents and approvals. NSTAR expects that any municipalization would require that NSTAR be compensated for its assets assumed. In addition, there is also the risk that technological developments could lead to distributed generation among NSTAR’s customer base.

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

NSTAR is subject to actual or potential claims and lawsuits involving environmental remediation activities for power generating sites previously owned and other potentially unidentified sites. NSTAR divested all of its generating assets over the past 10 years under terms that generally require the buyer to assume all responsibility for past and present environmental harm. Based on NSTAR’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR does not believe that its known environmental remediation responsibilities will have a material adverse effect on NSTAR’s results of operations, cash flows or financial position. However, discovery of currently unknown conditions at existing sites, identification of additional waste disposal sites or changes in environmental regulation, could have a material adverse impact on NSTAR’s results of operations, cash flows or financial position.

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

NSTAR frequently accesses the capital markets to finance its working capital requirements, capital expenditures and to meet its long-term debt maturity obligations. Increased interest rates, or adverse changes in our credit ratings, would increase our cost of borrowing and other costs that could have an adverse impact on our results of operations and cash flows and ultimately have an adverse impact on the market price of our common shares. In addition, an adverse change in our credit ratings could, in addition to increasing our borrowing costs, trigger requirements that we obtain additional security for performance, such as a letter of credit, related to our energy procurement agreements. Refer to the accompanying Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

Our electric and gas businesses are sensitive to variations in weather and have seasonal variations. In addition, severe storm-related disasters could adversely affect the Company.

Sales of electricity and gas to residential and commercial customers are influenced by temperature fluctuations. Significant fluctuations in heating or cooling degree days could have a material impact on unit sales for any given period. In addition, extremely severe storms, such as hurricanes and ice storms, could cause damage to our facilities that may require additional costs to repair and have a material adverse impact on the Company’s results of operations, cash flows or financial position. To the extent possible, NSTAR’s rate regulated subsidiaries would seek recovery of these costs through the regulatory process.

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

As a holding company, NSTAR does not have any operating activity and therefore is substantially dependent on dividends from its subsidiaries and from external borrowings at variable rates of interest to provide the cash necessary for debt obligations, to pay administrative costs, to meet contractual obligations that may not be met by our subsidiaries and to pay common share dividends to NSTAR’s shareholders. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. As NSTAR’s sources of cash are limited to dividends from its subsidiaries and external borrowings, the ability to maintain future cash dividends at the level currently paid to shareholders will be dependent upon the growth in earnings of NSTAR’s subsidiaries.

Our electric and gas businesses may be impacted if generation supply or its transportation or transmission availability is limited or unreliable

Our electric and natural gas delivery businesses are reliant on transportation and transmission facilities that we do not own or control. Our ability to provide energy delivery services depends on the operations and facilities of third parties, including the independent system operator, electric generators that supply our customers’ energy requirements and natural gas pipeline operators from which we receive delivery of our natural gas supply. Should our ability to receive electric or natural gas supply be disrupted due either to operational issues or that transmission capacity is inadequate, it could impact our ability to serve our customers. It could also force us to secure alternative supply at significantly higher costs.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

NSTAR Electric properties include an integrated system of transmission and distribution lines and substations, an office building and other structures such as garages and service centers that are located primarily in eastern Massachusetts.

At December 31, 2006, the NSTAR Electric primary and secondary transmission and distribution system consisted of approximately 21,560 circuit miles of overhead lines, approximately 12,670 circuit miles of underground lines, 255 substation facilities and approximately 1,154,300 active customer meters.

NSTAR Electric’s principal electric properties consist of substations, transmission and distribution lines and meters necessary to maintain reliable service to customers. In addition, it owns several service centers. NSTAR’s high-voltage transmission lines are generally located on land either owned or subject to perpetual and exclusive easements in its favor. Its low-voltage distribution lines are located principally on public property under permits granted by municipal and other state authorities. In October 2006, NSTAR Electric completed and placed in service the first line of a 345 kV transmission project that will add approximately 18 miles of transmission lines. The second line of this project is nearly complete and is expected to be placed in-service by the end of the first quarter of 2007.

NSTAR Gas’ principal natural gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. In addition, it owns an office and service building, three district office buildings and several natural gas receiving and take stations. At December 31, 2006, the gas system included approximately 3,060 miles of gas distribution lines, approximately 184,800 services and approximately 269,700 customer meters together with the necessary measuring and regulating equipment. In addition, Hopkinton LNG Corp. owns a liquefaction and vaporization plant, a satellite vaporization plant and above ground cryogenic storage tanks having an aggregate storage capacity equivalent to 3.5 Bcf of natural gas.

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

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Item 4A.	Executive Officers of Registrant

Identification of Executive Officers

Name of Officer	Position and Business Experience	Age at December 31, 2006
Thomas J. May	Chairman, President (since 2002) and Chief Executive Officer and a Trustee	59

Douglas S. Horan	Senior Vice President - Strategy, Law and Policy, Secretary and General Counsel	57

James J. Judge	Senior Vice President, Treasurer and Chief Financial Officer	50

Timothy R. Manning	Senior Vice President - Human Resources (since 2002)	55

Joseph R. Nolan, Jr.	Senior Vice President - Customer & Corporate Relations (since 2002)	43

Werner J. Schweiger	Senior Vice President - Operations (since 2002)	47

Eugene J. Zimon	Senior Vice President - Information Technology (since 2001)	58

Robert J. Weafer, Jr.	Vice President, Controller and Chief Accounting Officer	59

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information and (c) Dividends

The NSTAR Common Shares, $1 par value, are listed on the New York and Boston Stock Exchanges under the symbol “NST.” NSTAR’s Common Shares closing market price at December 31, 2006 was $34.36 per share.

The NSTAR Common Shares high and low sales prices as reported by the New York Stock Exchange composite transaction reporting system and dividends declared per share for each of the quarters in 2006 and 2005 were as follows:

	2006			2005
	Sales Prices		Dividends Declared	Sales Prices		Dividends Declared
	High	Low		High	Low
First quarter	$30.16	$28.00	$0.3025	$29.68	$26.33	$0.2900
Second quarter	$28.83	$26.50	$0.3025	$30.98	$26.80	$0.2900
Third quarter	$34.07	$28.10	$0.3025	$31.46	$28.55	$0.2900
Fourth quarter	$35.90	$33.26	$0.3250	$30.02	$24.90	$0.3025	*

*	As a result of a change in NSTAR’s Board of Trustee meetings schedule in 2005, the fourth quarter dividend typically declared in December was approved on January 26, 2006. The dividend payment schedule remains unchanged.

NSTAR paid common share dividends to shareholders totaling $127.3 million and $123.8 million in 2006 and 2005, respectively.

(b) Holders

As of December 31, 2006, there were 22,258 registered holders of NSTAR Common Shares.

(d) Securities authorized for issuance under equity compensation plans

The following table provides information about NSTAR’s equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	2,265,333	$25.66	1,212,172
Equity compensation plans not approved by shareholders	—	N/A	N/A

Total	2,265,333	$25.66	1,212,172

The NSTAR 1997 Share Incentive Plan (the 1997 Plan) permitted a variety of stock and stock-based awards, including stock options and deferred stock awards granted to key employees. The 1997 Plan, which expired as to further grants on January 23, 2007, limited the terms of awards to ten years. Subject to adjustment for stock-splits and similar events, the aggregate number of common shares that were available for award under the 1997 Plan was four million. There were 1,212,172 unissued shares available under the 1997 Plan as of December 31, 2006. All options were granted at the full market price of the common shares on the date of the grant when approved by the NSTAR Board of Trustees’ Executive Personnel Committee. In general, stock options and deferred stock awards vest ratably over a three-year period from date of grants, and options may be exercised during the ten-year period from grant date.

On January 25, 2007, the NSTAR Board of Trustees approved the NSTAR 2007 Long Term Incentive Plan (the 2007 Plan), subject to approval by NSTAR common shareholders at the 2007 Annual Meeting of Shareholders to be held on May 3, 2007. The 2007 Plan also limits the terms of awards to ten years and is substantially similar to the 1997 Plan, except that the aggregate number of common shares that may be awarded under the 2007 Plan is 3.5 million. The 2007 Plan also has additional shareholder protections, such as a prohibition on stock repricing. A complete description of the 2007 Plan will be set forth in the NSTAR 2007 proxy statement, which is scheduled to be sent to shareholders on or about March 15, 2007.

(e) Purchases of equity securities

Common Shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 1997 Share Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent. During the three-month period ended December 31, 2006, the shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share
October	713,153	$34.73
November	92,392	$35.05
December	5,265	$35.00

(f) Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The line-graph presentation set forth below compares cumulative five-year shareholder returns with the S&P 500 Index and the Edison Electric Industry Index (EEI Index), a recognized industry index of 64 investor-owned utility companies. Pursuant to the SEC’s regulations, the graph below depicts the investment of $100 at the commencement of the measurement period, with dividends reinvested.

Item 6.	Selected Consolidated Financial Data

The following table summarizes five years of selected consolidated financial data.

(in thousands, except per share and ratio data)	2006	2005	2004	2003	2002
Operating revenues	$3,577,702	$3,243,120	$2,954,332	$2,911,711	$2,690,625
Net income (a)	$206,774	$196,135	$188,481	$181,574	$161,707
Per common share:
Basic earnings (a)	$1.94	$1.84	$1.77	$1.71	$1.52
Diluted earnings (a)	$1.93	$1.83	$1.76	$1.70	$1.52
Dividends paid	$1.21	$1.16	$1.11	$1.08	$1.06
Cash dividends declared (d)	$1.535	$0.87	$1.1225	$1.0875	$1.065
Book value	$14.93	$14.43	$13.56	$12.90	$12.32
Dividend payout ratio (a)	62%	63%	63%	63%	70%
Return on average common equity (a)	13.3%	13.2%	13.3%	13.5%	12.6%
Fixed charge coverage (SEC) (a)	2.75x	2.75x	2.87x	2.54x	2.27x
Capitalization:
Total debt (c)	58%	57%	58%	59%	60%
Preferred equity	1%	1%	1%	1%	1%
Common equity	41%	42%	41%	40%	39%
Total assets	$7,769,395	$7,638,332	$7,391,356	$6,614,186	$6,628,396
Long-term debt (b)	$1,723,558	$1,614,411	$1,792,654	$1,602,402	$1,645,465
Transition property securitization (b)	$637,217	$787,966	$308,748	$377,150	$445,890
Preferred stock of subsidiary	$43,000	$43,000	$43,000	$43,000	$43,000
Plant expenditures (includes AFUDC)	$426,146	$387,265	$314,390	$312,228	$370,959
Stock price (year-end)	$34.36	$28.70	$27.14	$24.25	$22.20
Market value (year-end)	$3,669,936	$3,065,400	$2,891,775	$2,572,078	$2,354,115
Market/book ratio (year-end)	2.30	1.99	2.00	1.88	1.80
Price/earnings ratio (year-end) (a)	17.7	15.6	15.3	14.2	14.6

(a)	2002 includes a non-cash, after-tax charge of $17.7 million, or $0.17 per share, related to NSTAR’s investment in RCN Corporation.

(b)	Excludes the current portion.

(c)	Includes short-term debt and the current portion of long-term debt. Excludes transition property securitization debt.

(d)	As a result of a change in NSTAR’s Board of Trustee meetings schedule in 2005, the fourth quarter dividend that typically would have been declared in December 2005, was approved on January 26, 2006 and therefore dividends declared during 2006 include fourth quarter 2005. The dividend payment schedule remains unchanged.

Selected Quarterly Consolidated Financial Data (Unaudited)

(in thousands, except earnings per share)
	Operating Revenues	Operating Income	Net Income	Earnings Per Share (a)
				Basic	Diluted
2006
First quarter	$1,034,770	$87,478	$44,047	$0.41	$0.41
Second quarter	$784,586	$87,661	$45,666	$0.43	$0.43
Third quarter	$956,279	$121,307	$76,705	$0.72	$0.72
Fourth quarter	$802,067	$78,069	$40,356	$0.38	$0.38

2005
First quarter	$880,045	$86,132	$46,269	$0.43	$0.43
Second quarter	$692,005	$76,088	$33,151	$0.31	$0.31
Third quarter	$858,495	$119,478	$78,010	$0.73	$0.72
Fourth quarter	$812,575	$73,872	$38,705	$0.36	$0.36

(a)	The sum of the quarters may not equal basic and diluted annual earnings per share due to rounding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. Prior to January 1, 2007, NSTAR’s retail electric utility subsidiaries were Boston Edison, ComElectric and Cambridge Electric. Its wholesale electric subsidiary was Canal. NSTAR’s three retail electric companies collectively have operated under the trade name “NSTAR Electric.” NSTAR’s retail gas distribution utility subsidiary is NSTAR Gas. NSTAR’s nonutility, unregulated operations include district energy operations primarily through its AES subsidiary, telecommunications operations (NSTAR Com) and a liquefied natural gas service company (Hopkinton). Utility operations accounted for approximately 96% of consolidated operating revenues in 2006, 2005 and 2004.

NSTAR’s Rate Settlement Agreement of December 30, 2005 (“Rate Settlement Agreement”) approved by the MDTE anticipated the transfer of the net assets, structured as a merger, of NSTAR’s electric subsidiary companies Cambridge Electric, ComElectric and Canal, to Boston Edison. NSTAR requested and received final approval of this merger from the MDTE and FERC during the fourth quarter of 2006. On December 1, 2006, NSTAR filed blended Basic Service rates with the MDTE, effective January 1, 2007. The individual Boston Edison, ComElectric and Cambridge Electric Basic Service rates are blended into rates applicable to the entire NSTAR Electric service territory pursuant to the MDTE’s approval of the NSTAR Electric merger. The merger was effective as of January 1, 2007 and Boston Edison was renamed “NSTAR Electric Company.”

NSTAR derives its revenues primarily from the sale of energy, distribution and transmission services to customers and from its unregulated businesses. NSTAR’s earnings are impacted by fluctuations in unit sales of kWh and MMbtu, which directly determine the level of distribution and transmission revenues recognized. In accordance with the regulatory rate structure in which NSTAR operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings. As a result of this rate structure, any variability in the cost of energy supply purchased will impact purchased power and cost of gas sold expense and corresponding revenues but will not affect the Company’s earnings.

Rate Settlement Agreement

On December 30, 2005, the MDTE approved a seven-year Rate Settlement Agreement between NSTAR, the AG and several interveners, for adjustments to NSTAR Electric’s transition and distribution rates effective January 1, 2006 and May 1, 2006, respectively. Effective May 1, 2006, NSTAR Electric increased its distribution rates with an offsetting decrease in transition rates. Beginning January 1, 2007, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates through 2012. The Rate Settlement Agreement also permits NSTAR Electric to recover incremental costs relating to certain safety and reliability projects through an adjustment to distribution rates. In addition, as part of the Rate Settlement Agreement of December 30, 2005, transition rates were reduced by $20 million effective January 1, 2006 and by $30 million on May 1, 2006. Cost under-recoveries resulting from these rate reductions are deferred with carrying charges at a rate of 10.88%. Refer to the “Rate Settlement Agreement” included in the “Rate Structures” section of this MD&A.

Critical Accounting Policies and Estimates

NSTAR’s discussion and analysis of its financial condition, results of operations and cash flows are based upon the accompanying Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements required management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are defined as those that require significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions. NSTAR believes that its accounting policies and estimates that are most critical to the reported results of operations, cash flows and financial position are described below.

a. Revenue Recognition

Utility revenues are based on authorized rates approved by the MDTE and FERC. Revenues related to the sale, transmission and distribution of delivery service are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on systematic meter readings throughout the month. Meters that are not read during a given month are estimated and trued-up in a future period. At the end of each month, amounts of energy delivered to customers since the date of the last billing date are estimated and the corresponding unbilled revenue is estimated. This unbilled electric revenue is estimated each month based on daily generation volumes (territory load), estimated line losses and applicable customer rates. Unbilled natural gas revenues are estimated based on estimated purchased gas volumes, estimated gas losses and tariffed rates in effect. Accrued unbilled revenues totaled $59 million in the accompanying Consolidated Balance Sheets as of both December 31, 2006 and 2005.

NSTAR’s nonutility revenues are recognized when services are rendered or when the energy is delivered. Revenues are based, for the most part, on long-term contractual rates.

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

b. Regulatory Accounting

NSTAR follows accounting policies prescribed by GAAP, the FERC and the MDTE. As a rate-regulated company, NSTAR’s utility subsidiaries are subject to SFAS No. 71, “Accounting for the Effects of Certain Types

of Regulation” (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries. NSTAR’s energy delivery businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71. This ratemaking process results in the recording of regulatory assets based on the probability of current and future cash inflows. Regulatory assets represent incurred or accrued costs that have been deferred because they are probable of future recovery from customers. As of December 31, 2006 and 2005, NSTAR has recorded regulatory assets of $2.9 billion and $2.7 billion, respectively. NSTAR continuously reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. NSTAR expects to fully recover these regulatory assets in its rates. If future recovery of costs ceases to be probable, NSTAR would be required to charge these assets to current earnings. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

c. Pension and Other Postretirement Benefits

NSTAR’s annual pension and other postretirement benefits costs are dependent upon several factors and assumptions, such as employee demographics, plan design, the level of cash contributions made to the plans, the discount rate, the expected long-term rate of return on the plans’ assets and health care cost trends.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS 106), changes in pension and PBOP associated with these factors are not immediately recognized as pension and PBOP costs in the statements of income, but generally are recognized in future years over the remaining average service period of the plans’ participants. However, as a result of the adoption of SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) these factors could have a significant impact on pension and postretirement assets or liabilities recognized.

There were no significant changes to NSTAR’s pension benefits in 2006, 2005 and 2004 that had an impact on recorded pension costs. As further described in Note I, “Pension and Other Postretirement Benefits,” to the accompanying Consolidated Financial Statements, NSTAR’s discount rates at December 31, 2006 and 2005 were 6% and 5.75%, respectively, and align with market conditions and the characteristics of NSTAR’s pension obligation. The expected long-term rate of return on its pension plan assets for 2006 remained at 8.4% (net of plan expenses), the same as 2005. These assumptions will have an impact on reported pension costs in future years in accordance with the cost recognition approach of SFAS 87. This impact, however, is mitigated through NSTAR’s regulatory accounting treatment of qualified pension and PBOP costs. (Refer to a further discussion of regulatory accounting treatment below.) In determining pension obligation and cost amounts, these assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements.

NSTAR’s Pension Plan (the Plan) assets, which partially consist of equity investments, are affected by fluctuations in the financial markets. These fluctuations in market returns will have an impact on pension costs in future periods. In addition, fluctuation in the market value of these assets will have an impact on the recorded funded status of these benefit plans, in accordance with the requirements of SFAS 158.

The following chart reflects the projected benefit obligation and cost sensitivities associated with a change in certain actuarial assumptions by the indicated percentage. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

(in thousands)
Actuarial Assumption	Change in Assumption	Impact on Projected Benefit Obligation Increase/(Decrease)	Impact on 2006 Cost Increase/(Decrease)
Pension:
Increase in discount rate	50 basis points	$(59,284)	$(5,134)
Decrease in discount rate	50 basis points	$60,254	$4,608
Increase in expected long-term rate of return on plan assets	50 basis points	N/A	$4,663
Decrease in expected long-term rate of return on plan assets	50 basis points	N/A	$(4,663)

Other Postretirement Benefits:
Increase in discount rate	50 basis points	$(42,143)	$(3,285)
Decrease in discount rate	50 basis points	$46,386	$3,480
Increase in expected long-term rate of return on plan assets	50 basis points	N/A	$(1,562)
Decrease in expected long-term rate of return on plan assets	50 basis points	N/A	$1,562
N/A - not applicable

Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio that approximates the Plan liabilities. Management further considers rates of high quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s plans.

In determining the expected long-term rate of return on plan assets, NSTAR considers past performance and economic forecasts for the types of investments held by the Plan as well as the target allocation for the investments over a 20-year time period. In 2006, NSTAR kept the expected long-term rate of return on plan assets at 8.4% as a result of the prevailing outlook for investment returns. This rate is presented net of both administrative expenses and investment expenses, which have averaged approximately 0.6% for 2006, 2005 and 2004.

The expected long-term rate of return on Plan assets could vary from actual returns as well as the target allocation for investments over time. As such these fluctuations could impact NSTAR’s capital resources to meet its plan contributions.

As a result of the MDTE-approved Pension and PBOP cost reconciliation rate adjustment mechanism tariff (PAM), NSTAR is authorized to recover its pension and PBOP expense through this reconciling rate mechanism. This PAM removes the volatility in earnings that could result from fluctuations in market conditions and plan assumptions.

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

The Plan currently meets the minimum funding requirements of the Employee Retirement Income Security Act of 1974. As a result, NSTAR anticipates that it will not contribute to the Plan in 2007.

d. Decommissioning Cost Estimates

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future. Changes in these estimates will not affect NSTAR’s results of operations or cash flows because these costs will be collected from customers through NSTAR’s transition charge filings with the MDTE.

While NSTAR no longer directly owns any operating nuclear power plants, NSTAR Electric collectively owns, through its equity investments, 14% of CY, 14% of YA, and 4% of MY, (collectively, the “Yankee Companies”). Periodically, NSTAR obtains estimates from the management of the Yankee Companies on the cost of decommissioning the CY and the YA nuclear units that are completely shut down and currently conducting decommissioning activities.

Based on estimates from the Yankee Companies’ management as of December 31, 2006, the total remaining approximate cost for decommissioning and/or security or protection of each nuclear unit is as follows: $410.3 million for CY, $93.9 million for YA and $170.4 million for MY. Of these amounts, NSTAR Electric is obligated to pay $57.4 million towards the decommissioning of CY, $13.2 million toward YA, and $6.8 million toward MY. These amounts are recorded in the accompanying Consolidated Balance Sheets as Energy contract liabilities with a corresponding Regulatory asset and do not impact the current results of operations and cash flows. These estimates may be revised from time to time based on information available to the Yankee Companies regarding future costs.

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

Investments in Yankee Companies

Yankee Companies Spent Fuel Litigation

On October 4, 2006, the U.S. Court of Federal Claims issued judgment in a spent nuclear fuel litigation in the amounts of $34.2 million, $32.9 million and $75.8 million for CY, YA and MY, respectively. The Yankee Companies alleged the failure of the DOE to provide for a permanent facility to store spent nuclear fuel. NSTAR Electric’s portion of the judgment amounted to $4.8 million, $4.6 million and $3 million, respectively. The decision awards the Yankee Companies the above stated damages for spent fuel storage costs that they incurred through 2001 for CY and YA and through 2002 for MY. CY, YA and MY had sought $37.7 million, $60.8 million and $78.1 million, respectively, in damages through the same period.

On December 4, 2006, the DOE filed its notice of appeal of the trial court’s decision. The Yankee Companies filed notices of cross appeal with the U.S. Circuit Court on December 14, 2006. Given these appeals, the Yankee Companies have not recognized the damage awards on their books. The Yankee Companies’ respective FERC settlements require that such damage awards, once realized, net of taxes and net of further spent fuel trust funding, be credited to ratepayers, including NSTAR.

The decision, if upheld, establishes the DOE’s responsibility for reimbursing the Yankee Companies for their actual costs (through 2001 for CY and YA and through 2002 for MY) for the incremental spent fuel storage, security, construction and other costs of the ISFSI. Although the decision leaves open the question regarding damages in subsequent years, the decision does support future claims for the remaining ISFSI construction costs. NSTAR cannot predict the ultimate outcome of this decision on appeal.

Equity Investment in CY

CY’s estimated decommissioning costs have increased reflecting the fact that CY is now self-performing all work to complete the decommissioning of the plant due to the termination of the decommissioning contract with Bechtel. In July 2004, CY filed with FERC for recovery of these increased costs. In August 2004, FERC issued an order accepting the new rates, beginning in February 2005, subject to the outcome of a hearing and refund to allow for this recovery. In November 2005, the Administrative Law Judge overseeing the hearing issued a ruling favorable to CY, including findings that the allegations of imprudence raised by interveners were not substantiated. Subsequently, on August 15, 2006, CY filed a settlement agreement among various interveners that settled all issues in the FERC proceeding. The full Commission approved the settlement on November 16, 2006.

On March 7, 2006, CY and Bechtel executed a Settlement Agreement that fully, mutually and immediately settled a dispute in a Connecticut state court among the parties and signed releases against all future claims. Bechtel agreed to settle with CY, and CY withdrew its termination of the decommissioning contract for default and instead deemed it terminated by agreement. NSTAR Electric’s portion of the settlement proceeds will reduce its ultimate future decommissioning obligation. NSTAR Electric recovers decommissioning costs from its customers and therefore, this settlement will not have an impact on NSTAR’s results of operations, financial position or cash flows.

On December 21, 2006, the shareholders of CY approved a resolution to repurchase 276,575 of its outstanding shares from all equity holders at a price of $108.4681 per share and declared those shares payable at the close of business on that date. The total value of this buy-back transaction was $30 million. NSTAR Electric’s reduction of its equity ownership resulting from the CY buy-back of 38,721 shares was approximately $4.2 million.

Equity Investment in YA

During the course of carrying out the decommissioning work, YA identified increases in the scope of soil remediation and certain other remediation required to meet environmental standards beyond the levels assumed in a 2003 Estimate. On November 23, 2005, YA submitted a filing to the FERC for adjustments to its Rate Schedules to revise the level of collections to recover the costs of completing the decommissioning of YA’s retired nuclear generating plant (the 2005 Estimate). The schedule for the completion of physical work was extended until the end of August 2006 and the costs of completing decommissioning was estimated to be approximately $63 million greater than the estimate that formed the basis of the 2003 FERC settlement. Based on this allocation increase, NSTAR Electric will be obligated to pay an additional $8.8 million to the decommissioning of YA. Most of the cost increase relates to decommissioning expenditures that were made during 2006, followed by a significant reduction in those charges during the years 2007 through 2010. On January 31, 2006, FERC issued an order accepting the rates for filing, effective February 1, 2006, subject to hearing and refund. FERC ordered the hearing held in abeyance pending the outcome of settlement negotiations. The parties to these negotiations subsequently reached a settlement agreement that was filed with FERC on May 1, 2006. The settlement agreement extends the collection period to 2014, but revises the schedule of decommissioning charges to reflect a reduction of nearly $28 million compared to the 2005 estimate, based on a modification to the annual escalation factor, elimination of the litigation costs associated with a protracted FERC proceeding and a modification to the contingency assumption. Based on this allocation decrease, NSTAR Electric’s obligation is reduced by $4 million. The settlement agreement was approved by FERC on July 31, 2006.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future. Changes in these estimates will not affect NSTAR’s results of operations or cash flows because these costs will be collected from customers through NSTAR Electric’s transition charge filings with the MDTE.

Derivative Instruments

Energy Contracts

The electric distribution industry may contract to buy and sell electricity under option contracts, which allow the distribution company the flexibility to determine when and in what quantity to take electricity in order to align with its demand for electricity. These contracts would normally meet the definition of a derivative instrument requiring mark-to-market accounting. However, because electricity cannot be stored and utilities are obligated to maintain sufficient capacity to meet the electricity needs of their customer base, an option contract for the purchase of electricity typically qualifies for the normal purchases and sales exception as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and Derivative Implementation Group interpretations and, therefore, does not require mark-to-market accounting. As a result, these agreements are not reflected as an asset or liability on the accompanying Consolidated Balance Sheets as they qualify for the normal purchases and sales exception. NSTAR accounts for its energy contracts in accordance with SFAS 133 and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (SFAS 149).

Hedging Agreements

On February 28, 2005, the MDTE approved a petition by NSTAR Gas to change a portion of its gas procurement practices. As approved, NSTAR Gas began purchasing financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice minimizes fluctuations in prices to NSTAR firm gas sales customers. NSTAR Gas does not take physical delivery of gas when the financial contracts are executed. These contracts qualify as derivative financial instruments and specifically cash flow hedges under SFAS 133, as amended by SFAS 149. Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, if such contracts were settled. All costs incurred are included in the firm sales CGAC and are fully recoverable in rates. Therefore, NSTAR Gas records an offsetting regulatory asset or liability. Management implemented this practice with five major financial institutions. Currently, these derivative contracts extend through April 2008. At December 31, 2006 and 2005, NSTAR has recorded a liability and a corresponding regulatory asset of $32.7 million and $0.3 million, respectively, reflecting the fair value of these contracts.

Asset Retirement Obligations

The FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (FIN 47), “Accounting for Asset Retirement Obligations” (SFAS 143), requires entities to record the fair value of a liability for an ARO in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. FIN 47 clarifies when an entity would be required to recognize a liability for the fair value of an ARO that is conditional on a future event if the liability’s fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future are factored into the measurement of the liability rather than the existence of the liability.

NSTAR adopted FIN 47 at December 31, 2005, as required. The recognition of an ARO within its regulated utility businesses has no impact on NSTAR’s earnings. In accordance with SFAS 71, for its rate-regulated utilities, NSTAR established a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO. NSTAR has identified several plant assets in which this condition exists and is related to both plant assets containing asbestos materials and legal requirements to undertake remediation efforts upon retirement. As a result, in December 2005, NSTAR recognized an asset retirement cost of $0.4 million as an increase in utility property, an asset retirement liability of $9.4 million and a regulatory asset of $9 million.

For NSTAR’s regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of December 31, 2006 and 2005, the estimated amount of the cost of removal included in regulatory liabilities was approximately $260 million and $259 million, respectively, based on the estimated cost of removal component in current depreciation rates. At December 31, 2006, NSTAR has an asset retirement cost in utility plant of $1.1 million, an asset retirement liability of $14.8 million and a regulatory asset of $12.2 million.

Variable Interest Entities

Based on NSTAR’s review of the FASB interpretation of “Consolidation of Variable Interest Entities” (FIN 46 and FIN 46R), it consolidates three-wholly owned special purpose subsidiaries -BEC Funding LLC, established in 1999, BEC Funding II, LLC and CEC Funding, LLC, both established in 2004, to undertake the completed sale of $725 million, $265.5 million and $409 million, respectively, in notes to a special purpose trust created by two Massachusetts state agencies. NSTAR determined that the substance of these entities is appropriate to continue to consolidate these entities.

New Accounting Standards

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007.

NSTAR adopted FIN 48 effective January 1, 2007. NSTAR’s tax accounting policy, prior to the adoption of FIN 48, was to recognize uncertain tax positions taken on its income tax return only if the likelihood in prevailing was probable. FIN 48 establishes a recognition standard of more likely than not, which is below the Company’s previous tax recognition policy of probable. Therefore, NSTAR will record an adjustment to increase its beginning retained earnings effective January 1, 2007 of approximately $44.3 million related to its RCN share abandonment tax deduction that includes the reversal of previously recorded interest expense. Refer to the accompanying Notes to Consolidated Financial Statements, Note H, “Income Taxes,” for a description of this uncertain tax position.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Application of this standard is required for NSTAR beginning in 2008. Management is currently assessing what impact, if any, the application of this standard could have on NSTAR’s results of operations and financial position.

Rate and Regulatory Proceedings

a. Service Quality Indicators

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

NSTAR monitors its service quality continuously to determine if a liability has been triggered. If it is probable that a liability has been incurred and is estimable, a liability is accrued. Annually, each NSTAR utility subsidiary makes a service quality performance filing with the MDTE. Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the MDTE issues an order determining the amount of any such liability.

On March 1, 2005, NSTAR Electric and NSTAR Gas filed their 2004 Service Quality Reports with the MDTE that demonstrated the Companies achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2004. On December 30, 2005, the MDTE issued a formal approval of this filing.

For 2005, only one of the electric subsidiaries was in a penalty situation and recorded a liability of approximately $0.1 million. On March 1, 2006, NSTAR Electric filed its SQI performance measures for 2005 and on December 21, 2006, the MDTE issued a final order in this matter.

As of December 31, 2006, the NSTAR Electric subsidiaries and NSTAR Gas’ 2006 performance exceeded the applicable established benchmarks such that no net liability has been accrued for 2006.

In late 2004, the MDTE initiated a proceeding to eventually modify and improve the SQI guidelines for all Massachusetts utilities. On December 23, 2006, the MDTE issued its final order and guidelines in the generic SQI evaluation. The new guidelines somewhat alter existing requirements, but it does not appear that the changes will have a material impact on NSTAR’s operating results or financial position in the future. Utilities in Massachusetts gather data and report statistics to the MDTE on customer service and billing performance, measures for customer satisfaction, electric service interruption and duration statistics, circuit performance and employee lost time accident rate measures. In addition, gas utilities report their response times to odor calls. Monetary penalties and penalty offsets, which may only be used to offset monetary penalties, will continue to be based on deviations from established benchmarks.

The Rate Settlement Agreement approved by the MDTE on December 30, 2005 (refer to the accompanying Notes to Consolidated Financial Statements, Note P, “Commitments and Contingencies”) established additional performance measures applicable to NSTAR’s rate regulated subsidiaries. The Rate Settlement Agreement outlines that NSTAR Gas will establish and submit a service quality measure based on separate leaks per mile metrics for bare-steel mains and unprotected, coated-steel mains. A specific proposal to implement this performance benchmark is to be submitted to the MDTE for approval and subjects NSTAR Gas to a maximum penalty or incentive of up to $500,000. This provision is still under discussion between the AG and NSTAR Gas. The Rate Settlement Agreement also establishes, for NSTAR Electric, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000. Since NSTAR Electric’s filing of its 2005 Annual Service Quality filing earlier in 2006, the MDTE has issued several sets of discovery questions in this matter. NSTAR Electric has responded to the MDTE on a timely basis, including providing updates in September 2006 on detailed electric circuit data. For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million.

b. Rate Structures

Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier. Basic service rates are reset every six months (every three months for large commercial and industrial customers). The price of basic service is intended to reflect the average competitive market price for power. As of December 31, 2006, 2005 and 2004, customers of NSTAR Electric had approximately 51%, 32% and 24%, respectively, of their load requirements provided by competitive suppliers.

Rate Settlement Agreement and Other Regulatory Matters

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR, the AG and several interveners. During 2006, NSTAR Electric lowered its transition rates by $20 million effective January 1 and on May 1, increased its distribution rates by $30 million with a corresponding reduction in transition charges. The Rate Settlement Agreement requires NSTAR Electric to lower its transition rates from what would otherwise have been billed, and then any annual adjustment to distribution rates will be offset by an equal and opposite change in the transition rates. Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%. On December 1, 2006, NSTAR filed blended Basic Service rates with the MDTE, effective January 1, 2007. The individual Boston Edison, ComElectric and Cambridge Electric Basic Service rates are blended into rates applicable to the entire NSTAR Electric service territory pursuant to the MDTE’s approval of the NSTAR Electric merger.

NSTAR Electric filed its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006 to further implement the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007. For 2007, as further discussed below, NSTAR Electric’s distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to the transition rate. The performance-based SIP factors in the gross domestic product price index minus a productivity offset and rate adjustment factor that results in a 2.64% increase in distribution rates. Also included effective January 1, 2007 is Cambridge Electric’s 13.8kV transmission facility with estimated revenues of $13.4 million to be classified as distribution facilities and included in distribution rates that require an offsetting adjustment to the transmission rate. The CPSL program required that NSTAR Electric spend not less than $10 million in 2006 on capital additions and incremental operation and maintenance expense related to specific projects designed to improve reliability and safety. For 2007, the CPSL cost recovery is estimated to be $13.3 million. The total of the SIP and CPSL will result in higher total distribution rates of 4.3%, with a corresponding reduction in transition rates. The CPSL and 13.8kV amounts are subject to subsequent MDTE review and reconciliation to actual costs for 2006.

In addition, the Rate Settlement Agreement provided for a preliminary agreement to certain terms of a merger and asset transfer of Cambridge Electric, ComElectric and Canal into Boston Edison that became effective on January 1, 2007, and implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric’s aggregate return on equity should it exceed 12.5% or fall below 8.5%. Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase. Also agreed upon and implemented was a sharing of cost and benefits resulting from NSTAR Electric’s efforts to mitigate wholesale electric market inefficiencies (refer to the accompanying “Wholesale Power Cost Savings Initiatives” included in Item 1, “Business.”) This incentive mechanism relates to the recovery of litigation costs associated with NSTAR Electric’s efforts to reduce wholesale energy and capacity costs and sharing of customer benefits realized from those efforts with the potential for NSTAR to retain 25% of any resulting savings. NSTAR Electric also adopted certain new SQI performance incentives and penalties on January 1, 2007.

On December 1, 2006, NSTAR filed blended Basic Service and transmission rates with the MDTE, effective January 1, 2007. The blended Basic Service rate was approved on December 19, 2006 and the blended transmission rate was approved on January 3, 2007. The individual Boston Edison, ComElectric and Cambridge Electric Basic Service rates were blended into rates applicable to the entire NSTAR Electric service territory pursuant to the MDTE’s approval of the NSTAR Electric merger.

In December 2005, NSTAR Electric filed proposed transition rate adjustments for 2006, including a preliminary reconciliation of transition, transmission, standard offer and default service costs and revenues through 2005. The MDTE subsequently approved tariffs for each retail electric subsidiary effective January 1, 2006. Updated reconciliations to reflect final 2005 costs and revenues were filed during the second quarter for Boston Edison, ComElectric and Cambridge Electric. As of December 31, 2006, settlement discussions with an intervener and the AG are ongoing with respect to the former Boston Edison’s 2004 and 2005 reconciliation filings. A determination by the MDTE regarding the reconciliation of Boston Edison’s 2004 and 2005 costs for transmission, transition, standard offer and basic service have been delayed and will be decided by the MDTE in a proceeding. Similarly, a determination by the MDTE regarding Cambridge Electric’s and ComElectric’s 2005 reconciliation filings will be decided in separate proceedings. NSTAR cannot predict the timing or the ultimate outcome of these proceedings.

On October 19, 2005, the MDTE approved a settlement agreement between Cambridge Electric, ComElectric and the AG to resolve issues relating to the reconciliation of transition, standard offer and basic service costs for 2003 and 2004. This settlement agreement had no material effect on NSTAR’s consolidated results of operations, cash flows and financial condition.

On March 24, 2006, the MDTE approved a second settlement relating to ComElectric’s and Cambridge Electric’s reconciliation of transmission costs and revenues. As a result of this settlement, NSTAR Electric will refund in 2007 $6 million and $2.5 million to the customers of the former ComElectric and Cambridge Electric companies, respectively. This agreement had no impact on NSTAR’s consolidated results of operations for 2006, as this refund has been previously recognized.

c. Wholesale Market and Transmission Changes

Locational Installed Capacity Replaced by Forward Capacity Market

After a lengthy hearing, a FERC-appointed Administrative Law Judge issued an Initial Decision on June 15, 2005 approving an ISO-NE plan to implement LICAP. LICAP was conceived as an administrative mechanism designed to compensate wholesale generators for their locational capacity value based on a price-quantity curve. The FERC did not immediately affirm the Initial Decision, but allowed additional oral argument and delayed implementation. In response to language in the Energy Policy Act of 2005 requesting the FERC to “carefully consider States’ objections” to LICAP, the FERC, on October 21, 2005, ordered settlement procedures to “develop an alternative to LICAP.” A contested settlement was filed on January 31, 2006 and approved by FERC in a June 16, 2006 order and is expected to provide significant savings to NSTAR Electric’s customers relative to the costs associated with the LICAP model approved in the Initial Decision. The order adopted the FCM based on FCA as a replacement to LICAP. NSTAR supports the FCM concept, but opposed, on several grounds, the order in a July 17, 2006 filing that requested a rehearing, together with the AG and other load-serving entity representatives. Some of the aspects of the order that NSTAR objected to, on behalf of its customers, include an expensive transition payment mechanism and the failure to terminate RMR agreements coincident with the initiation of transition payments. In December 2006, the Maine Public Utilities Commission, the Connecticut Attorney General and the Massachusetts Attorney General filed appeals of the FERC orders approving the settlement with the U.S. Court of Appeals for the D.C. Circuit. NSTAR Electric is an intervener in those appeals. NSTAR cannot predict the ultimate outcome of this case on appeal.

Transition payments applicable to all capacity began December 1, 2006 at a rate of $3.05/KWMonth and escalate to $4.10/KWMonth until May 2010 when FCM will begin on June 1, 2010. FCAs are auctions designed to procure capacity three or more years into the future with a one-year to five-year commitment period. FCM includes a locational mechanism to establish separate zones for capacity when transmission constraints are found to exist. FCM allows load-serving entities such as NSTAR to self-supply through contracted resources to meet its capacity obligations without participating in the FCAs. The impact to rates for NSTAR customers during the transition period will be approximately 0.8 to 1.1 cents per kilowatt hour. NSTAR Electric cannot anticipate the precise changes resulting from the FCAs due to their competitive nature, but expects all costs incurred to be fully recoverable.

Regulatory Proceedings - FERC

NSTAR’s Rate Settlement Agreement anticipated the transfer of the net assets, structured as a merger, of NSTAR’s subsidiary companies of Cambridge Electric, ComElectric and Canal to Boston Edison, contingent upon obtaining final approval from the MDTE and FERC. The MDTE gave final approval that become effective on November 28, 2006 following a twenty-day appeal period. The FERC conditionally approved the merger on October 20, 2006 and granted clarification and reconsideration on a related transmission tariff issue on November 28, 2006. The merger was effective as of January 1, 2007 and Boston Edison was renamed “NSTAR Electric Company.” The merger of these subsidiaries will be accounted for as a merger of companies under common control and ownership and, therefore, will not have an impact on NSTAR’s consolidated results of operations, financial position or cash flows.

On October 31, 2006, the FERC authorized for the participating New England Transmission Owners, including NSTAR Electric, an ROE on regional transmission facilities of 10.2% plus a 50 basis point adder for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter. In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC’s approved ROEs, provide 11.7% and 12.4% returns for the respective time frames. RTO-NE ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues. Transmission projects that are in progress including NSTAR Electric’s 345kV project, are expected to significantly minimize these congestion costs and enhance reliability in the region. The New England Transmission Owners accepted the terms of the October 31, 2006 FERC decision, with one exception, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE, for which the FERC did not provide an explanation for its action and which the New England Transmission Owner’s believe is not supported by the record evidence. The New England Transmission Owners contend that the base ROE should be 10.5%. The Company is unable to determine the ultimate timing or result of the rehearing process or of the ultimate FERC decision.

Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among those companies. The new tariffs became effective on June 1, 2005; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener. On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC. The settlement must be approved by the full Commission prior to becoming final. NSTAR cannot predict the timing or ultimate resolution of this proceeding.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement provides for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by customers. If NSTAR Electric’s efforts to reduce customers’ costs are successful, the Company is allowed to retain a portion of these savings, as well as related litigation costs, as an incentive.

NSTAR Electric and the AG have agreed that NSTAR Electric’s efforts involving two RMR cases resulted in total regional customer savings of over $362 million, of which $134 million is applicable to NSTAR Electric customers. Under the terms of the Rate Settlement Agreement, NSTAR Electric will share 25% of the savings applicable to its customers. The recovery of NSTAR Electric’s share of benefits will be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues. NSTAR Electric seeks for collect $9.8 million annually and represents one-third of the savings to its customers. NSTAR Electric will recognize these incentive revenues as they are collected from its customers for a three year period, effective January 1, 2007. Ultimate approval for the incentives is required by the MDTE.

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

In addition to delivery service rates, NSTAR Gas’ tariffs include a seasonal CGAC and a LDAC. The CGAC provides for the recovery of all gas supply costs from firm sales customers. The LDAC provides for the recovery of certain costs applicable to both sales and transportation customers. The CGAC is filed semi-annually for approval by the MDTE. The LDAC is filed annually for approval. In addition, NSTAR Gas is required to file interim changes to its CGAC factor when the actual costs of gas supply vary from projections by more than 5%.

As previously discussed, the MDTE approved a seven-year Rate Settlement Agreement on December 30, 2005 between NSTAR, the AG and other interveners. For NSTAR Gas customers, the Rate Settlement Agreement required an adjustment to the CGAC to defer recovery of approximately $18.5 million effective January 2006. NSTAR Gas is currently recovering this deferred amount, with interest at the effective prime rate, over a twelve-month period effective May 1, 2006.

The 2005-2006 winter season MDTE-approved CGAC factor was revised downward to $0.90/therm effective March 1, 2006 from a factor of $1.3955/therm effective January 1, 2006 to reflect decreases in the cost of gas caused by varying market conditions. Effective May 1, 2006, the MDTE approved a summer period CGAC factor of $1.1855/therm that includes higher forecasted gas commodity costs. The CGAC factor effective November 1, 2006 for the winter heating season is $1.1949/therm and is approximately 14% lower than the rate at the beginning of 2006 due to supplies recovering from storms in 2005. Changes in the cost of gas supply have no impact on the Company’s earnings due to this rate recovery mechanism.

On August 30, 2006, the MDTE approved a fixed-price option pilot program that offers NSTAR Gas’ residential and small commercial customers the opportunity to “lock-in” their gas costs prior to the winter heating season, thus providing a more stable, predictable gas price. The program is open to the first customers who apply up to twenty-five percent of those eligible. As of the end of the enrollment period, approximately 13,600 gas customers signed up to take part in the fixed rate. Under the plan, the non-participants’ impact are minimized from the risk of changing prices during the winter heating season by plan participants paying a $0.02/therm premium charge above NSTAR Gas’ otherwise applicable gas adjustment factor. Customers choosing this plan locked into a supply price of $1.2149/therm for the entire 2006/2007 winter heating season. If the market results in higher gas costs and NSTAR Gas increases its CGAC for other customers, customers participating in the fixed-price option program will not have to pay the higher rate. If prices on the market end up being lower and NSTAR Gas reduces its CGAC for other customers, customers who are in the program will not pay the lower rate. NSTAR Gas remains revenue neutral under the plan and gas costs included in revenues are fully reconciled to allow full recovery of all NSTAR gas costs as allowed by the MDTE. The program was developed as a result of the Rate Settlement Agreement between NSTAR and the AG as approved on December 30, 2005.

On February 28, 2005, the MDTE approved a petition by NSTAR Gas to change a portion of its gas procurement practices. As approved, NSTAR Gas began purchasing financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. Refer to the accompanying “Hedging Agreements” section disclosed above for a further discussion.

Nonmonetary Transactions

In the third and fourth quarters of 2006, NSTAR’s unregulated subsidiary, AES, recognized the impact of several nonmonetary transactions. As part of an agreement executed with a vendor, AES will receive new equipment with a fair value of $4.1 million, at no cost, to compensate AES for incremental costs incurred resulting from equipment installation problems experienced during 2003 and 2004. This resulting nonmonetary gain, representing the fair value of the new equipment, was primarily recognized as a reduction in purchased power expense on the accompanying Consolidated Statements of Income.

In addition, in separate transactions, two agreements were executed between AES and other parties, which required AES to relinquish its rights under existing easements and other assets owned by AES located on development sites. In exchange, AES will receive title to new steam and chilled water pipelines with greater capacity and replacement easements. As a result of the new assets, AES anticipates achieving higher future sales. Therefore, the transactions were recorded at the fair value of the assets received and resulted in a $5.5 million nonmonetary gain recorded to other income on the accompanying Consolidated Statements of Income.

Sale of Properties

2006

On November 8, 2006, NSTAR Electric completed the sale of a former office complex in Wareham, Massachusetts for $7.7 million. The regulatory treatment of the proceeds remains subject to MDTE approval. As a result, this transaction had no impact on 2006 earnings.

On April 26, 2006 and September 19, 2006, NSTAR Electric sold two parcels of nonutility land in Boston, Massachusetts and Lincoln, Massachusetts for $6.2 million, realizing a pre-tax gain on the sale of $4.1 million. This gain is reflected as a component of other income, net on the accompanying Consolidated Statements of Income.

2005

On December 28, 2005, NSTAR Electric sold a former electric generation station site in New Bedford, Massachusetts for $12 million. NSTAR anticipates that most of the proceeds from the sale will be applied against NSTAR Electric’s transition charge. The sale and regulatory treatment of the proceeds remains subject to MDTE approval. As a result, this transaction had no impact on 2005 earnings.

On September 8, 2005, NSTAR sold the assets of its wholly-owned unregulated subsidiary, NSTAR Steam Corporation to a non-affiliated company for $3.5 million, realizing a pre-tax gain on the sale of $2.5 million. Also in September 2005, NSTAR sold a parcel of land in Cambridge, Massachusetts for $2 million. No gain was recognized from this land sale, as NSTAR Electric refunded these proceeds to its customers.

2004

On April 7, 2004, NSTAR Electric sold a parcel of land in the City of Newton, Massachusetts for $15.1 million; the net proceeds from the sale were used to reduce NSTAR Electrics’ transition charge. The sale and the regulatory treatment of the proceeds were approved by the MDTE. As a result, this transaction had no impact on 2004 earnings.

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

Tax Payments

In 2004, NSTAR filed an amended 2002 Federal income tax return to change the method of accounting for certain construction-related overhead costs previously capitalized to plant to the Simplified Service Cost Method

(“SSCM”). Under SSCM, certain costs which were previously capitalized for tax purposes are deducted in the year incurred. NSTAR has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $368.9 million. In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied. NSTAR has not received the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others. Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward. As a result, NSTAR was required to make a cash tax payment to the IRS of $129.1 million in December 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR, once this tax position is settled. As of December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Consolidated Balance Sheet. Due to NSTAR’s 2005 tax net operating loss that resulted in a tax refund of approximately $88 million before this item, NSTAR applied the initial $65 million payment (50% of the $129.1 million) as a reduction to its 2005 refund due. This tax payment, along with any potential deduction ultimately sustained, is not anticipated to have a material impact on NSTAR’s results of operations, its financial position, or cash flows.

The remaining 50% of the cash tax payment for this item of $64.1 million was made in December 2006. In addition to this payment, NSTAR made a $130.9 million estimated federal tax payment relating to its 2006 tax liability. Also, in the fourth quarter of 2006, NSTAR received the remaining refund due of $23 million from the IRS related to its 2005 net operating loss.

RCN Corporation (RCN) Share Abandonment Tax Treatment

On December 24, 2003, NSTAR exited its investment in RCN by formally abandoning its 11.6 million shares of RCN common stock. As a result of this action, NSTAR recorded a pre-tax charge of approximately $6.8 million reflecting the write-down of its investment to zero as of December 31, 2003. NSTAR determined that the abandonment at that time was the most tax efficient, cost effective and expedient means to exit its RCN investment. NSTAR also determined that the benefit of a tax realization event at that time and in that manner outweighed any benefit that it would likely realize from any other alternative, including the future sale of such shares in an orderly fashion consistent with all laws, rules and regulations.

As a result of the RCN share abandonment, the Company claimed an ordinary loss on its 2003 tax return for this item. The ordinary loss tax treatment resulted in the Company realizing the benefits represented by the tax asset recorded on its books that resulted from the previous write-down of this investment for financial reporting purposes. The requirement for a tax valuation allowance recorded prior to this abandonment, therefore, was no longer applicable. Accordingly, the Company reversed this reserve as of December 31, 2003.

It is NSTAR’s tax accounting policy not to recognize tax benefits associated with an uncertain tax position until it is probable that such tax benefit will ultimately be realized. Since NSTAR is under continuous audit by the Internal Revenue Service (IRS), NSTAR consulted with its independent tax advisors and determined that it could not conclude that it is probable that the tax deduction related to the abandonment of its RCN investment will be sustained. Accordingly, NSTAR accrued a tax reserve so as to not record the tax benefit of the uncertain tax position. Refer to the accompanying Notes to Consolidated Financial Statements, Note A, Item 16, “New Accounting Standards” for the impact of this uncertain tax position upon the adoption of FIN 48, effective January 1, 2007.

The Company believes it is more likely than not that it is entitled to this ordinary loss deduction. In accordance with the Company’s tax policy as it relates to uncertain tax positions, NSTAR established a loss contingency of approximately $44.4 million at December 31, 2003. This amount represents the tax impact to the Company should the ordinary loss ultimately be recharacterized to a capital loss and would be reclassified as a tax valuation allowance. During 2006 and 2005, the Company recognized approximately $4.8 million in total tax benefits related to capital tax gain transactions. As a result, the Company reduced its loss contingency by a corresponding amount. Therefore, as of December 31, 2006, the tax loss contingency is approximately $39.6 million. This contingent liability is recorded as part of Deferred credits - Other on the accompanying Consolidated Balance Sheets.

On December 22, 2006, NSTAR received from its IRS examining agent a preliminary notice indicating their intention to not accept NSTAR’s position regarding the RCN ordinary loss deduction. If the Company’s position is not upheld, the Company will be required to make future cash payments to the IRS that will impact NSTAR’s cash requirements in future periods. NSTAR cannot predict the timing or ultimate resolution of this uncertain tax position.

Earnings Outlook

NSTAR is currently projecting to achieve earnings per share for the year ended December 31, 2007 in the $2.02 - $2.12 range. This estimate reflects several factors including: performance-based rate adjustment is implemented for electric sales effective January 1, 2007, providing approximately $20 million in additional revenues; modest economic improvements and a return to normal weather are expected in 2007; capital expenditures for the year are expected to be approximately $400 million, including approximately $100 million for transmission projects; nonutility operations, primarily NSTAR’s district energy business, are expected to contribute approximately $8 million in 2007, down from $15 million in 2006; and energy market incentive revenues allowed under the Rate Settlement Agreement amount to $9.8 million for the year. In addition, NSTAR maintains its longer-term earnings per share growth estimate to be in the 6% - 8% range.

Results of Operations

The following section of MD&A compares the results of operations for each of the three fiscal years ended December 31, 2006, 2005 and 2004 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

2006 compared to 2005

Executive Summary

NSTAR achieved several positive performance results in 2006:

•

Several important regulatory outcomes were achieved in 2006, including full implementation of a comprehensive state rate settlement, the merger of the Company’s four electric utility subsidiaries into a single corporation and a federal rate order relating to transmission return on equity.

•	The Company’s common share dividend was increased in November, 2006 by 7.4%, outperforming the industry average of 5.9%.

•	The Company’s pension plan achieved an overall return of 14.4%, exceeding the established absolute return and relative performance targets.

•	The Company’s credit rating was upgraded by Standard & Poors to “A+”, while NSTAR utility subsidiary credit ratings maintained their “A” level ratings, above the utility average of “BBB.”

Earnings per common share were as follows:

	Years ended December 31,
	2006	2005	% Change
Basic	$1.94	$1.84	5.4
Diluted	$1.93	$1.83	5.5

Net income was $206.8 million for 2006 compared to $196.1 million for 2005. Factors (after tax) that contributed to the $10.7 million, or 5.5%, increase in 2006 earnings include:

•	Higher electric transmission revenues primarily as a result of investment in the Company’s transmission infrastructure, specifically, NSTAR’s 345kV project ($11.6 million)

•	Higher distribution revenues as a result of the Rate Settlement Agreement ($11.9 million),

•

Lower operations and maintenance expenses in 2006 due to service restoration costs incurred in 2005 associated with storms (approximately $10.3 million), lower facilities consolidation charges in 2006 (approximately $2.2 million), lower bad debt expense in 2006 ($5.1 million) and a charge in 2005 related to an environmental settlement claim in 2006 ($4.6 million). The reduction in bad debt expense includes the effect of the implementation of a new MDTE-approved recovery rate mechanism, effective January 1, 2006, that allows NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis

•	Improved earnings resulting from NSTAR’s unregulated district energy business (excluding nonmonetary gains), offset by the sale of steam assets in 2005 ($4.2 million)

•	Nonmonetary gains of $6.3 million in connection with the asset exchanges related to NSTAR’s unregulated operations.

These increases in earnings factors were partially offset by:

•	A reduction in 2006 of MDTE-approved incentive entitlements for successfully lowering transition charges ($10.1 million) in 2005

•	Distribution revenues offset by the impact of the 1.9% reduction in kWh sales ($5.6 million)

•	Adjustments lowering income tax expense in 2005 reflecting the positive outcome of a tax audit ($4.2 million)

•	Lower firm gas revenues due to lower energy sales primarily caused by warmer weather (heating degree-days declined by 10%) ($5.2 million)

•	Adjustments lowering income tax expense in 2005 related to the successful completion of a tax audit and tax benefits related to capital gain transactions in 2006 ($8.8 million)

•	Higher depreciation and amortization expense in 2006 related to higher depreciable distribution and transmission plant in service ($5.3 million)

•	Higher interest expense as a result of both increased rates and higher levels of borrowings ($6.2 million)

Significant cash flow events during 2006 included the following: NSTAR invested approximately $426 million in capital projects to improve capacity and reliability, issued, net of discount, $198 million in new long-term debt to pay-down its short-term debt balances, paid approximately $129 million in common share dividends and retired approximately $188 million in securitized and other long-term debt.

In September 2006, NSTAR filed its 2005 Federal Income Tax return. It reflected a net operating loss and resulted in a tax refund of approximately $88 million. NSTAR’s 2005 net operating loss for income tax purposes was primarily the result of the deduction of the purchase power contract termination payments made on March 1, 2005. This refund was reduced by the $65 million payment required in connection with the SSCM. The remaining $23 million was received in November 2006. Refer to the accompanying Notes to Consolidated Financial Statements, Note H, “Income Taxes” and the “Liquidity, Commitments and Capital Resources” section of this MD&A, for further details.

On March 16, 2006, Boston Edison closed on the sale of $200 million, 30-year, fixed rate (5.75%) Debentures. The proceeds of the sale were used to repay short-term debt balances. In the first quarter of 2005, NSTAR closed on a $674.5 million securitization financing transaction. The net proceeds were used primarily to make liquidation payments required in connection with the termination of obligations under certain purchase power contracts (approximately $554 million) and to repay $150 million of outstanding debt at ComElectric.

Energy Sales

The following is a summary of retail electric and firm gas energy sales for the years indicated:

	Years ended December 31,
	2006	2005	% Change
Retail Electric Sales - MWH
Residential	6,481,929	6,773,925	(4.3)
Commercial	13,083,032	13,117,869	(0.3)
Industrial	1,551,552	1,624,422	(4.5)
Other	163,494	165,158	(1.0)

Total retail sales	21,280,007	21,681,374	(1.9)

NSTAR Electric’s peak load for 2006 reached an all-time high demand of 4,959 MW on August 2, 2006 that was 7.3% more than the previous level of 4,621 MW established in 2005 and 16.6% more than the 2004 peak demand of 4,254 MW. The summer peak load in 2004 was impacted by cooler weather.

	Years ended December 31,
	2006	2005	% Change
Firm Gas Sales - BBtu
Residential	19,283	21,932	(12.1)
Commercial	14,547	15,416	(5.6)
Industrial and other	7,389	8,157	(9.4)

Total firm sales	41,219	45,505	(9.4)

NSTAR forecasts its electric and natural gas sales based on normal weather conditions. Actual results may vary from those projected due to actual weather conditions, energy conservation, and other factors. Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Item 1. “Business” of this Form 10-K.

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions. In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes. Electric residential and commercial customers represented approximately 30% and 61%, respectively, of NSTAR’s total sales mix for 2006 and provided 41% and 53% of distribution and transmission revenues, respectively. Refer to the “Electric revenues” section below for a more detailed discussion. Industrial sales are primarily influenced by national and local economic conditions.

	2006	2005	Normal 30-Year Average
Heating degree-days	6,094	6,768	6,815
Percentage (warmer) colder than prior year	(10.0)%	(1.3)%
Percentage (warmer) colder than 30-year average	(10.6)%	(0.7)%

Cooling degree-days	803	894	777
Percentage warmer (cooler) than prior year	(10.1)%	41.9%
Percentage warmer (cooler) than 30-year average	3.3%	15.1%

Heating and Cooling Degree-Days measure changes in daily temperature levels in explaining demand for electricity and natural gas, based on weather conditions. Weather conditions impact electric sales primarily during the summer and, to a greater extent, gas sales during the winter season in NSTAR’s service area. The comparative information above relates to heating and cooling degree-days for the years 2006 and 2005 and the number of heating and cooling degree-days in a “normal” year as presented by a 30-year average. A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees. Each degree below or above the base temperature is measured as one heating or cooling degree-day.

The 1.9% decrease in retail MWh sales in 2006 reflects the warmer temperatures in January, March and May than in 2005, a cooler summer, and the warmest combined November and December in Boston’s weather history. However, even with the lower energy usage, revenues and the cost of that energy (which is also included in revenues) increased dramatically due to the rise in global energy costs. The warmer temperatures in the heating season not only resulted in fewer natural gas energy units sold, but also resulted in lower demand from electrically-powered heating equipment. Similarly, during the cooler summer months, the demand for air conditioning was reduced. The 9.4% decrease in firm gas sales in 2006 primarily reflects warmer winter temperatures in the first half of the year and fourth quarter as compared to the same periods in 2005. Additionally, conservation measures implemented by NSTAR’s electric and gas customers have contributed to these declines in sales.

Operating Revenues

Operating revenues for 2006 increased 10.3% from 2005 as follows:

			Increase/(Decrease)
(in millions)	2006	2005	Amount	Percent
Electric revenues
Retail distribution and transmission	$1,002.4	$867.1	$135.3	15.6
Energy, transition and other	1,909.7	1,666.7	243.0	14.6

Total retail	2,912.1	2,533.8	378.3	14.9
Wholesale	—	9.7	(9.7)	(100.0)

Total electric revenues	2,912.1	2,543.5	368.6	14.5

Gas revenues
Firm and transportation	139.5	145.6	(6.1)	(4.2)
Energy supply and other	378.4	425.6	(47.2)	(11.1)

Total gas revenues	517.9	571.2	(53.3)	(9.3)

Unregulated operations revenues	147.7	128.4	19.3	15.0

Total operating revenues	$3,577.7	$3,243.1	$334.6	10.3

Electric Revenues

Electric retail distribution revenues primarily represent charges to customers for recovery of the Company’s capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure. The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company’s substations. The increase in retail distribution and transmission revenues includes higher transmission rates reflecting primarily Boston Edison’s increased investment in transmission infrastructure and higher transmission congestion costs.

NSTAR’s largest earnings sources are the revenues derived from transmission and distribution rates approved by the MDTE and FERC. Despite a 1.9% decrease in MWh sales, substantially in the residential sector, the $135.3 million increase in retail distribution and transmission revenues is primarily due to higher transmission-related rates that increased transmission revenues by approximately $112.6 million and a distribution rate increase effective May 1, 2006, as approved in NSTAR Electric’s Rate Settlement Agreement. Weather, conservation measures and economic conditions affect sales to NSTAR’s residential and small commercial customers. Economic conditions and conservation measures affect NSTAR’s large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under basic service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. The $243 million increase in energy, transition and other revenues is primarily attributable to the $348.3 million increase in energy supply costs, partially offset by the a reduction of $61.7 million in transition-related revenues resulting from the December 30, 2005 Rate Settlement Agreement and the absence in 2006 of approximately $16.6 million of MDTE-approved incentive revenue entitlements realized in 2005 for successfully lowering transition charges resulting from the securitization financing that closed on March 1, 2005. NSTAR Electric earns a carrying charge on transition deferral balances.

Wholesale revenues relate to electric sales to municipal utilities and certain other governmental authorities. The absence in 2006 of wholesale revenues reflects the expiration of a wholesale power supply contract with a regional airport that expired on October 31, 2005. As of November 1, 2005, NSTAR no longer has wholesale electric supply contracts. Amounts collected from wholesale customers were credited to retail customers through the transition charge. Therefore, the expiration of these wholesale supply contracts had no material impact on results of operations or cash flows.

Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas’ recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas’ service area. The $6.1 million decrease in firm and transportation revenues is primarily attributable to warmer winter weather conditions, energy efficiency and customer conservation efforts and customers switching to alternate fuel sources as a result of higher energy price concerns. These factors contributed to the decrease in sales volumes of 9.4% in 2006.

NSTAR Gas’ sales are impacted by heating season weather because a substantial portion of its customer base uses natural gas for space heating purposes.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenue decrease of $47.2 million primarily reflects the decline in cost of gas purchased from these suppliers combined with an 9.4% decline in energy sales. These revenues are fully reconciled with the cost currently recognized by the Company and, as a result do not have an effect on the Company’s earnings.

Unregulated Operations Revenues

Unregulated operating revenues are primarily derived from NSTAR’s unregulated businesses that include district energy and telecommunications operations. Unregulated revenues were $147.7 million in 2006 compared to $128.4 million in 2005, an increase of $19.3 million, or 15%. The increase in unregulated revenues is primarily the result of higher electricity, steam and chilled water prices and higher electricity sales.

Operating Expenses

Purchased power costs were $1,776.7 million for 2006 compared to $1,428.4 million for 2005, an increase of $348.3 million, or 24%. The increase includes $83.2 million in higher transmission-related congestion costs and the remaining $265.1 million reflects higher energy procurement costs of both our regulated and unregulated companies, slightly offset by decreased kWh sales. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $344.6 million for 2006 compared to $388.4 million in 2005, a decrease of $43.8 million, or 11%. The decrease in cost reflects the 9.4% decline in firm gas sales, partly offset by higher costs of gas supply per therm. NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $431.4 million in 2006 compared to $452.6 million in 2005, a decrease of $21.2 million, or 5%. This decrease primarily relates to:

•	lower costs associated with storms and environmental issues in 2006 than similar costs experienced in 2005 ($17 million),

•	charges in 2005 related to settlement in 2006 of an environmental claim of $7.5 million

•	lower facilities consolidation charges in 2006 ($3.6 million)

•

lower bad debt expense of $8.5 million in 2006. The reduction in bad debt expense includes the effect of the implementation of a new MDTE-approved recovery rate mechanism, effective January 1, 2006. The mechanism allows NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis.

Partially offsetting these decreases in expense were incremental costs in 2006 associated with a MDTE-approved safety and reliability program of $12.2 million and $1.5 million in stock option expense resulting from NSTAR’s adoption of SFAS 123R.

Depreciation and amortization expense was $362.2 million in 2006 compared to $336.7 million in 2005, an increase of $25.5 million or 8%. The increase primarily reflects amortization costs related to transition property regulatory asset ($162.3 million and $145.4 million in 2006 and 2005, respectively) related to securitization transactions completed on March 1, 2005 and higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense was $67.9 million in 2006 compared to $68.4 million in 2005, a decrease of $0.5 million, or 1%, which are consistent with the collection of conservation and renewable energy revenues. These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $101.1 million in 2006 compared to $102.4 million in 2005, a decrease of $1.3 million, or 1%. This decrease is primarily due to a lower City of Boston property tax rate.

Income tax expense attributable to operations was $119.3 million in 2006 compared to $110.7 million in 2005, an increase of $8.6 million, or 8%, primarily reflecting the higher pre-tax operating income in 2006 and $4.2 million of tax benefits recognized in 2005 related to the completion of a tax audit.

Other income, net

Other income, net was approximately $13.6 million in 2006 compared to $12.1 million in 2005, an increase in other income $1.5 million. The increase is primarily due to after-tax gains realized on nonutility nonmonetary transactions ($3.6 million), the sales of parcels of nonutility land ($2.5 million), and higher interest and rental income ($5.2 million in 2006 as compared to $4 million in 2005). In 2005, NSTAR recognized a $2.5 million gain from the sale of a portion of its district energy steam assets and the recognition of tax benefits resulting from the realization of capital tax gains from sales of property.

Other deductions, net

Other deductions, net was approximately $1.5 million in 2006 compared to $2.0 million in 2005, a decrease in other deductions of $0.5 million. The lower expense in 2006 relates primarily to lower after tax charitable contribution expense of approximately $0.8 million, partially offset by NSTAR’s equity investment reduction resulting from a settlement agreement among CY and certain regulatory parties related to decommissioning activities of $0.7 million.

Interest charges

Interest on long-term debt and transition property securitization certificates was $167.3 million in 2006 compared to $165.7 million in 2005, an increase of $1.6 million, or 1%. The increase in interest expense primarily reflects:

•	Interest costs of $9.1 million associated with Boston Edison’s $200 million, 30-year fixed rate (5.75%) Debentures issued on March 16, 2006

Partially offset by:

•	The absence in 2006 of interest expense of $2.9 million related to Boston Edison’s $100 million Floating Rate Debentures due to their redemption on October 17, 2005

•

Lower interest costs of $2.8 million associated with transition property securitization. Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR’s stranded costs. The future income stream was sold to these companies by Boston Edison and ComElectric

•	The absence in 2006 of interest expense of nearly $0.8 million on the March 1, 2005 redemption of $150 million variable rate Note, due in May 2006, at ComElectric

Short-term and other interest expense was $17.5 million in 2006 compared to $5.6 million in 2005, an increase of $11.9 million, or 213%. The increase is due to higher short-term debt borrowing costs of $8.2 million reflecting a 151 basis point increase in the 2006 weighted average borrowing rates and a higher average level of funds borrowed. The weighted average short-term interest rates including fees were 5.32% and 3.81% in 2006 and 2005, respectively. The higher average borrowing during 2006 reflects the impact of Boston Edison financing its $100 million long-term debt redemptions on October 17, 2005 with short-term debt. Boston Edison used the proceeds of its $200 million Debenture that was issued on March 16, 2006 to pay down its short-term debt balances.

AFUDC increased $3.2 million in 2006 primarily due to the higher short-term borrowing rate, as noted above, and the timing of construction activity and higher average construction work in progress balances.

2005 compared to 2004

Executive Summary

Earnings per common share were as follows:

	Years ended December 31,
	2005	2004	% Change
Basic	$1.84	$1.77	4.0
Diluted	$1.83	$1.76	4.0

Net income was $196.1 million for 2005 compared to $188.5 million for 2004. Factors that contributed to the $7.6 million, or 4%, increase in 2005 earnings include:

•

Recognition of incremental incentives as approved by the MDTE for successfully lowering transition charges (approximately $9 million) and incentives related to NSTAR’s demand-side management programs (approximately $0.9 million)

•

Higher electric distribution revenues ($16.5 million) that primarily resulted from a 2.9% increase in energy sales. Cooling and heating degree days increased 41.9% and decreased 1.3%, respectively, over 2004

•

Higher electric transmission rates due to FERC approval of the inclusion of 50% of transmission construction work in progress (CWIP) in rate base and additional transmission plant in service ($16.4 million)

•

Decreased income tax expense of approximately $9.0 million derived from successful resolution of uncertain tax positions and positive adjustments to NSTAR’s RCN tax loss contingency through a related capital gain transaction

These increases were partially offset by:

•	Higher operations and maintenance expense due to costs associated with:

•	severe storms and other costs (approximately $8.6 million)

•	costs associated with facilities consolidation (approximately $3 million)

•	incremental costs associated with a work stoppage by union employees ($3 million)

•	a net increase of approximately $4.7 million related to an environmental reserve

•	Lower firm gas revenues due to lower firm gas sales caused by warmer winter weather ($3.6 million)

•	Higher short-term debt interest costs due to higher level and rates on debt outstanding ($4.8 million)

•	The absence in 2005 of $4.7 million in cost reconciliation adjustments that increased revenues in 2004

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

Energy Sales

The following is a summary of retail electric and firm gas energy sales for the years indicated:

	Years ended December 31,
	2005	2004	% Change
Retail Electric Sales - MWH
Residential	6,773,925	6,564,494	3.2
Commercial	13,117,869	12,693,217	3.3
Industrial	1,624,422	1,651,389	(1.6)
Other	165,158	168,733	(2.1)

Total retail sales	21,681,374	21,077,833	2.9

	Years ended December 31,
	2005	2004	% Change
Firm Gas Sales - BBtu
Residential	21,932	23,073	(4.9)
Commercial	15,416	15,692	(1.8)
Industrial and other	8,157	8,202	(0.5)

Total firm sales	45,505	46,967	(3.1)

NSTAR forecasts its electric and natural gas sales based on normal weather conditions. Actual results were significantly different from those projected due to the actual milder winter weather conditions and energy conservation.

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

	2005	2004	Normal 30-Year Average
Heating degree-days	6,768	6,858	6,815
Percentage (warmer) colder than prior year	(1.3)%	(4.0)%
Percentage (warmer) colder than 30-year average	(0.7)%	0.6%

Cooling degree-days	894	632	777
Percentage warmer (cooler) than prior year	41.9%	(16.3)%
Percentage warmer (cooler) than 30-year average	15.1%	(18.7)%

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

Energy Prices

It is possible that the recent unprecedented rise in energy prices, resulting from hurricanes Katrina and Rita and global energy conditions, may have a negative impact on electric and gas demand and therefore on NSTAR’s future electric and gas sales. NSTAR cannot predict the overall impact resulting from these events on its financial positions, results of operations or cash flows.

Operating Revenues

Operating revenues for 2005 increased 9.8% from 2004 as follows:

			Increase/(Decrease)
(in millions)	2005	2004	Amount	Percent
Electric revenues
Retail distribution and transmission	$867.1	$852.7	$14.4	1.7
Energy, transition and other	1,666.7	1,480.6	186.1	12.6

Total retail	2,533.8	2,333.3	200.5	8.6
Wholesale	9.7	16.9	(7.2)	(42.6)

Total electric revenues	2,543.5	2,350.2	193.3	8.2

Gas revenues
Firm and transportation	145.6	147.7	(2.1)	(1.4)
Energy supply and other	425.6	344.6	81.0	23.5

Total gas revenues	571.2	492.3	78.9	16.0

Unregulated operations revenues	128.4	111.8	16.6	14.8

Total operating revenues	$3,243.1	$2,954.3	$288.8	9.8

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

Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas’ recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas’ service area. The impact of warmer winter weather conditions, energy efficiency and conservation efforts and customers switching to alternative fuel sources as a result of energy price concerns, resulted in the decrease in sales volumes of 3.1% during 2005. Firm gas and transportation revenues were nearly unchanged when compared with the prior year.

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

Unregulated Operations Revenues

Unregulated operating revenues are primarily derived from NSTAR’s unregulated businesses that include district energy operations and telecommunications. Unregulated revenues were $128.4 million in 2005 compared to $111.8 million in 2004, an increase of $16.6 million, or 14.8%. The increase in unregulated revenues is primarily the result of higher steam sales volume and higher electric sales and prices to its AES’ MATEP customers. Partially offsetting these revenues was the sale of a portion of NSTAR’s district energy steam assets in September 2005. Refer to the “Sale of Properties” section contained within this MD&A.

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

Depreciation and amortization expense was $336.7 million in 2005 compared to $254.9 million in 2004, an increase of $81.8 million or 32%. The increase primarily reflects amortization costs related to transition property regulatory assets ($145.4 million and $70.9 million in 2005 and 2004, respectively) and higher depreciable distribution and transmission plant in service.

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

•

The impact of the March 1, 2005 retirement of $150 million variable rate Note, due in May 2006, at ComElectric with a portion of the proceeds from the sale of CEC Funding LLC’s securitization certificates.

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

AFUDC increased $2.7 million in 2005 primarily due to higher levels of construction activity primarily related to the on-going construction of NSTAR’s 345 kV transmission line.

Liquidity, Commitments and Capital Resources

Cash Requirements for Contractual Obligations

A major factor that affects NSTAR’s cash requirements is the level of plant expenditures. The current 2007 forecast of plant expenditures is $404.3 million. These plant costs relate to system reliability and performance improvements, customer service enhancements and capacity expansion. These costs are recoverable through NSTAR Electric and NSTAR Gas’ distribution and transmission rates. The aggregate plant expenditure level over the following four years (2008-2011) is currently forecasted at approximately $1.2 billion.

In addition to plant expenditures, NSTAR enters into a variety of contractual obligations and other commitments in the course of ordinary business activities. The following table summarizes NSTAR’s significant contractual cash obligations as of December 31, 2006:

(in millions)	2007	2008	2009	2010	2011	Years Thereafter	Total
Long-term debt maturities	$84	$6	$6	$632	$7	$1,086	$1,821
Interest obligation on long-term debt	113	111	110	85	60	458	937
Securitization obligation	92	153	153	119	84	128	729
Interest obligation on transition property securitization	37	29	21	13	8	6	114
Leases	18	17	15	13	11	35	109
Electric capacity obligations	2	2	2	2	3	19	30
Decommissioning of nuclear generating units	12	9	8	9	8	31	77
Gas contractual obligations	52	51	49	49	46	34	281
Purchase power buy-out obligations	160	162	142	140	75	131	810

	$570	$540	$506	$1,062	$302	$1,928	$4,908

Transition property securitization payments reflect securities issued in 1999 by BEC Funding LLC, a subsidiary of Boston Edison and on March 1, 2005, additional transition property securitization bonds issued through BEC Funding II, LLC, a subsidiary of Boston Edison and CEC Funding, LLC, a subsidiary of ComElectric. BEC Funding LLC, BEC Funding, II, LLC and CEC Funding, LLC recover the principal and interest obligations for their transition property securitization bonds from customers of Boston Edison and ComElectric, respectively, through a component of Boston Edison’s and ComElectric’s transition charges and, as a result, these payment obligations do not affect NSTAR’s overall cash flow.

Electric capacity and gas contractual obligations reflect obligations for purchase power and the cost of gas. Boston Edison, Cambridge Electric and ComElectric fully recover capacity and buy-out/restructuring obligations from customers through a component of their transition charges and, as a result, these payment obligations do not affect NSTAR’s overall cash flow. NSTAR Gas fully recovers its contractual obligations from customers through its seasonal CGAC and, as a result, these payment obligations do not affect NSTAR’s overall cash flow.

Obligations related to the decommissioning of nuclear generating units are based on estimates from the Yankee Companies’ management and reflect the total remaining approximate cost for decommissioning and/or security or protection of the three units in which NSTAR has equity investments.

Current Cash Flow Activity

NSTAR’s primary uses of cash in 2006 included capital expenditures, dividend payments and debt reductions and purchase power contract buyouts.

Net operating cash flow in 2006 provided $533.5 million. The Company used $426.1 million to fund its plant expenditures, which included construction costs related to NSTAR Electric’s 345kV project and other system reliability and infrastructure improvement projects of NSTAR Electric and NSTAR Gas. The Company also realized proceeds of $13.3 million from the sale of property. Additionally, the Company used $121.4 million in its net financing activities that involved primarily the issuance of new long-term debt, net of discount, of $197.9 million, the redemption payments of its transition property securitization, the pay down of short-term debt and the dividend payments.

Operating Activities

The net cash generated in 2006, as compared to 2005, primarily related to the absence of $554 million in one-time payments made in 2005 for the buy-out of purchase power contracts. These payments were recorded as regulatory assets and are being amortized to expense over approximately eight years, as they are recovered from customers. These payments were financed through the issuance of transition property securitization certificates. In addition, these payments created a current tax deduction resulting in minimal tax payments in 2005. For 2006, NSTAR made payments of $130.9 million in estimated income taxes, a level significantly higher than in 2005. Also contributing to this increase in operating cash flows was the over-collection in 2006 of $72 million in regulatory assets, as compared to the $35 million under-collection in regulatory assets in 2005. This is somewhat offset by the timing of cash receipts and disbursements that resulted in an increase in accounts receivable and a reduction in accounts payable.

In 2005, NSTAR contributed $117.6 million to its qualified retirement benefit plans. Due to the high level of contributions in 2005, no contributions were made in 2006.

For 2007, NSTAR anticipates making a $15 million contribution to its qualified other postretirement benefit plan.

Investing Activities

The net cash used in investing activities in 2006 was $411.5 million. The majority of these expenditures were for system reliability and performance improvements, customer service enhancements and capacity expansion to meet expected growth in the NSTAR service territory. These factors contributed significantly to the $38.9 million increase in plant expenditures from 2005. Included in these amounts are expenditures of $69 million and $120 million in 2006 and 2005, respectively, for Boston Edison’s 345kV transmission line project. Total spending on this project through December 31, 2006 was approximately $200 million.

Financing Activities

The net cash used in financing activities in 2006 of $121.4 million primarily reflects the long-term debt redemptions of $187.8 million and dividend payments of $129.2 million. In addition, proceeds from Boston Edison’s issuance of $200 million in 30-year fixed-rate (5.75%) Debentures on March 16, 2006 were used to pay down short-term debt as further discussed below. During 2006, NSTAR received a total of $17.4 million related to the exercise of stock options by key management employees. This equaled the total proceeds received from the exercise options at their weighted average exercise price. Also during the year, NSTAR expended $33.5 million related to the settlement of equity compensation to key employees by acquiring shares in the open market.

Long-Term Financing Activities

On March 16, 2006, Boston Edison sold $200 million of thirty-year fixed rate (5.75%) Debentures. The net proceeds were primarily used to repay outstanding short-term debt balances. This transaction completes a process that began in December 2003 when Boston Edison filed a shelf registration with the SEC to allow it to issue up to $500 million in debt securities. The MDTE approved the issuance by Boston Edison of up to $500 million of debt securities from time to time on or before December 31, 2005. On December 29, 2005, the MDTE approved Boston Edison’s request to extend the term of its financing plan until June 30, 2006 for the remaining $200 million in securities.

On September 1, 2006, Cambridge Electric redeemed the entire $5 million aggregate principal amount of its 8.7%, Series H Notes, due March 1, 2007, at a price of 101.439% of the principal amount thereof plus accrued interest. On November 1, 2006, Cambridge Electric redeemed the entire outstanding balance of $20 million aggregate principal balance of its 7.62% seven-year Notes.

On March 1, 2005, two wholly-owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding LLC, issued $265.5 million and $409 million, respectively, in notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently issued a total of $674.5 million of rate reduction certificates to the public. These certificates represent fractional, undivided beneficial interests in the notes issued by BEC Funding II, LLC and CEC Funding, LLC and are secured by a portion of the transition charge assessed on Boston Edison’s and ComElectric’s retail customers as permitted under the 1997 Massachusetts Electric Industry Restructuring Act and authorized by the MDTE. These certificates are non-recourse to Boston Edison and ComElectric, respectively. The assets and revenues of BEC Funding II, LLC and CEC Funding, LLC, including without limitation, the transition property, are owned solely by BEC Funding II, LLC and CEC Funding, LLC, and are not available to creditors of Boston Edison, ComElectric or NSTAR. The certificates and the related BEC Funding II, LLC and CEC Funding, LLC notes were issued at a weighted average yield of 4.15% in four classes with varying final maturity dates between 2008 and 2015. Scheduled semi-annual principal payments began in September 2005. The net proceeds from this transaction were used to make liquidation payments required in connection with the termination of certain purchase power agreements, and, in the case of ComElectric, to repay outstanding debt.

During 2004 and 2005, NSTAR Electric executed several agreements to buy-out or restructure certain of its purchase power agreements. These agreements constituted purchased power commitments and reduced the amount of above-market energy costs that NSTAR Electric will incur and collect from its customers through its transition charges.

The total amount recognized as of December 31, 2006 and 2005 for obligations relating to these agreements is approximately $658 million and $764 million (present valued); approximately $160 million and $156 million are reflected as a component of current liabilities - energy contracts and approximately $498 million and $608 million as a component of Deferred credits - energy contracts on the accompanying Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively. NSTAR Electric has recorded a corresponding regulatory asset to reflect the full future recovery of these payments through its transition charge. This recognition represents a non-cash increase to assets and liabilities.

Short-Term Financing Activities

NSTAR’s short-term debt increased by $18.9 million to $436.4 million at December 31, 2006 as compared to $417.5 million at December 31, 2005. The increase resulted primarily from additional working capital needs.

NSTAR’s banking arrangements provide for daily cash transfers to the Company’s disbursement accounts as vendor checks are presented for payment and where the right of offset does not exist among accounts. Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

Tax Payments

In 2004, NSTAR filed an amended income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant to the SSCM that allowed for accelerated deduction. NSTAR has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $368.9 million. In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and therefore, NSTAR never received the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others. Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward. As a result, NSTAR was required to make a cash tax payment to the IRS of $129.1 million in December 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR, once this tax position is settled. As of December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Consolidated Balance Sheet. Due to NSTAR’s 2005 net operating loss that resulted in a tax refund of approximately $88 million before this item, NSTAR applied the initial $65 million payment (50% of the $129.1 million) as a reduction to its 2005 refund due. This tax payment, along with any potential deduction ultimately sustained, is not anticipated to have a material impact on NSTAR’s results of operations or its financial position.

The remaining 50% of the cash tax payment for this item of $64.1 million was made in December 2006. In addition to this payment, NSTAR made a $130.9 million estimated federal tax payment relating to its 2006 tax liability. Also, in the fourth quarter of 2006, NSTAR received the remaining refund due of $23 million from the IRS related to its 2005 net operating loss.

Other Information

Management continuously reviews its capital expenditure and financing programs. These programs and, therefore, the forecasts included in NSTAR’s 2006 Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

Sources of Additional Capital and Financial Covenant Requirements

With the exception of the indemnity agreement referenced in “Financial and Performance Guarantees” within this MD&A, NSTAR has no financial guarantees, commitments, debt or lease agreements that would require a change in terms and conditions, such as acceleration of payment obligations, as a result of a change in its credit rating. However, NSTAR’s subsidiaries could be required to provide additional security for power supply contract performance, such as a letter of credit for their pro-rata share of the remaining value of such contracts. Refer to “Performance Assurances from Electricity and Gas Supply Agreements” and “Financial and Performance Guarantees” as further discussed in this MD&A.

NSTAR and Boston Edison have no financial covenant requirements under their respective long-term debt arrangements. NSTAR Gas has financial covenant requirements under its long-term debt arrangements and was in compliance at December 31, 2006 and 2005. NSTAR’s long-term debt other than its Mortgage Bonds, issued by NSTAR Gas and MATEP, a wholly-owned subsidiary of NSTAR, is unsecured.

NSTAR has executed a five-year, $175 million revolving credit agreement that expires January 2, 2012. At December 31, 2006 and 2005, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at December 31, 2006 and 2005, had $53.5 million and $66 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity. Commitment fees must be paid on the total agreement amount. At December 31, 2006 and 2005, NSTAR was in full compliance with the aforementioned covenant as the ratios were 58.3% and 56.7% respectively.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 23, 2008, with maturity dates no later than October 23, 2009, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires January 2, 2012. However, unless NSTAR Electric receives necessary approvals from the MDTE, the credit agreement will expire 364 days from the date of the first draw under the agreement. At December 31, 2006 and 2005, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had a $200 million and $197 million outstanding balance at December 31, 2006 and 2005, respectively. On January 2, 2007, with the effect of the NSTAR Electric merger, the commercial paper program had an outstanding balance of

$326 million. Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity. At December 31, 2006 and 2005, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 49.0% and 45.9%, respectively.

Effective with the NSTAR Electric merger, NSTAR Gas has $200 million available under one line of credit. As of December 31, 2006 and 2005, NSTAR Gas had $150.7 million and $154.5 million outstanding balances, respectively. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

On November 29, 2006, ComElectric gave notice to the holders of its long-term debt securities of its intent to call all of the outstanding debt. As a result, NSTAR reclassified its ComElectric subsidiary’s entire long-term debt balance of $77.7 million as due within one year on the accompanying Consolidated Balance Sheets at December 31, 2006. This is a result of NSTAR’s merger of its electric subsidiaries, ComElectric, Cambridge Electric and Canal into Boston Edison. On January 2, 2007, NSTAR Electric paid off these Notes at a redemption price of approximately $95 million.

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

Performance Assurances from Electricity and Gas Supply Agreements

NSTAR Electric has entered into short-term power purchase agreements to meet its entire basic service supply obligation, other than to its largest customers, for the period January 1, 2007 through June 30, 2007 and for 50% of its obligation, other than to these large customers, for the second half of 2007. NSTAR Electric has entered into short-term power purchase agreements to meet its entire basic service supply obligation for large customers through March 2007. These agreements are for a term of three to twelve months but could change as a result of NSTAR’s recently approved Rate Settlement Agreement. NSTAR Electric recovers payments it makes to suppliers from its customers. Most of NSTAR Electric’s power suppliers are either investment grade companies or are subsidiaries of larger companies with investment grade or better credit ratings. In accordance with NSTAR’s Internal Credit Policy, and to minimize NSTAR Electric risk in the event the supplier encounters financial difficulties or otherwise fails to perform, NSTAR has financial assurances and guarantees that include both parental guarantees and letters of credit in place from the parent company of the supplier. In addition, under these agreements, in the event that the supplier (or its parent guarantor) fails to maintain an investment grade credit rating, it is required to provide additional security for performance of its obligations. In view of current volatility in the energy supply industry, NSTAR Electric is unable to determine whether its suppliers (or their parent guarantors) will become subject to financial difficulties, or whether these financial assurances and guarantees are sufficient. In the event the supplier (or its guarantor) does not provide the required additional security within the required time frames, NSTAR Electric may then terminate the agreement. In such event, NSTAR may be required to secure alternative sources of supply at higher or lower prices than provided under the terminated agreements. Some of these agreements include a reciprocal provision, where in the event that NSTAR Electric receives a downgrade, it could be required to provide additional security for performance, such as a letter of credit.

Virtually all of NSTAR Gas’ firm gas supply agreements are short-term (one year or less) and utilize market-based, monthly indexed pricing mechanisms so the financial risk to the Company would be minimal if a supplier were to fail to perform. However, in the event that a firm supplier does fail to perform under its firm gas supply agreement, the Company would be entitled to any positive difference between the monthly supply price and the cost of replacement supplies.

The cost of gas procured for firm gas sales customers is recovered through a semi-annual cost of gas adjustment mechanism. Under MDTE regulations, interim adjustments to the cost of gas are required when the actual costs of gas supply vary from projections by more than 5%.

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

At December 31, 2006, outstanding guarantees totaled $31.2 million as follows:

(in thousands)
Letter of Credit	$5,560
Surety Bonds	17,753
Other Guarantees	7,859

Total Guarantees	$31,172

Letter of Credit

NSTAR has issued a $5.6 million letter of credit for the benefit of a third party, as trustee in connection with the 6.924% Notes of one of its subsidiaries. The letter of credit is available if the subsidiary has insufficient funds to pay the debt service requirements. As of December 31, 2006, there have been no amounts drawn under its letter of credit.

Surety Bonds

As of December 31, 2006, certain of NSTAR’s subsidiaries have purchased a total of $1.6 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR and certain of its subsidiaries have purchased approximately $16.2 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR and certain of its subsidiaries to the Commonwealth of Massachusetts, required as part of the Company’s workers’ compensation self-insurance program. NSTAR and certain of its subsidiaries have indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR’s Senior Note rating to below BBB by S&P and/or to below Baa1 by Moody’s. These Indemnity Agreements cover both the performance surety bonds and workers’ compensation bonds.

Other

NSTAR and its subsidiaries have also issued $7.9 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.

Management believes the likelihood that NSTAR would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Contingencies

Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third-party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.

In accordance with a court approved settlement agreement relating to litigation brought against Boston Edison by various governmental entities, Boston Edison paid $8.6 million in September, 2006 upon final judgment of the Massachusetts Superior Court. This payment did not have a current earnings impact, as NSTAR recognized of this liability in the second quarter of 2005. In December 2006, Boston Edison settled with its insurance carrier for $4.5 million relating to this claim. In 2004, a Superior Court had issued a decision favorable to Boston Edison that put the burden of proof on the plaintiffs to determine Boston Edison’s liability for contamination. The SJC reversed the Superior Court’s 2004 ruling and held that the plaintiffs in this matter were allowed to seek joint and several liability against the defendants, including Boston Edison. On March 8, 2006, a settlement resolving Boston Edison’s liability was finalized and filed with the Superior Court, which approved and entered final judgment on August 8, 2006.

As of December 31, 2006 and 2005, NSTAR had reserves of $2.9 million and $10.3 million, respectively, for all potential remaining environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The MDTE has approved recovery of costs associated with MGP sites over a seven-year period, without carrying costs. As of December 31, 2006 and 2005, NSTAR recorded a liability of approximately $3.2 million and $3.6 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

345kV Transmission Project

In the second quarter of 2006, NSTAR completed the construction of a switching station in Stoughton, Massachusetts as part of its 345kV transmission line project that will connect the switching station to substations located in the Hyde Park section of Boston and in South Boston. To date, a major portion of the 345kV project has been placed in service. The remainder of the project is currently scheduled to be in service by the end of the first quarter of 2007. In 2006, NSTAR decreased its transmission revenues by $3.4 million to reflect the delay in service of the remaining second line of this project. Expenditures for this transmission project were $69 million and $120 million in 2006 and 2005, respectively ($11 million spent in 2004). Total spending on this project through December 31, 2006 was approximately $200 million, with approximately $20 million to be spent in 2007. The first line of this project was placed in service in October 2006 and the second line is expected to be placed in service by the end of the first quarter of 2007. Phase two of the 345kV project, which will add a third and final line to the project, is expected to be in service in 2008. Expenditures on this phase of the project are expected to amount to $55 million and $38 million in 2007 and 2008, respectively. This project is anticipated to enhance the reliability of electric service and improve power import capability in the NEMA area. A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE’s approval and will be recovered by NSTAR through wholesale and retail transmission rates.

Fair Value of Financial Instruments

Carrying amounts and fair values of long-term indebtedness (excluding notes payable, including current maturities) as of December 31, 2006 and 2005 were as follows:

	2006		2005
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness (including current maturities)	$2,536,857	$2,623,100	$2,525,517	$2,642,190

As discussed in the following section, NSTAR’s exposure to financial market risk results primarily from fluctuations in interest rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

However, NSTAR’s exposure to financial market risk results primarily from fluctuations in interest rates. NSTAR is exposed to changes in interest rates primarily based on levels of short-term debt outstanding. The weighted average interest rates including fees for short-term indebtedness were 5.32% and 3.81% in 2006 and 2005, respectively. The weighted average interest rates for long-term indebtedness, including current maturities were 6.04% and 6.03% in 2006 and 2005, respectively.

Item 8. Financial Statements and Supplementary Data

NSTAR

Consolidated Statements of Income

	Years ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Operating revenues	$3,577,702	$3,243,120	$2,954,332

Operating expenses:
Purchased power	1,776,718	1,428,388	1,347,830
Cost of gas sold	344,573	388,377	313,270
Operations and maintenance	431,375	452,558	421,367
Depreciation and amortization	362,222	336,670	254,852
Demand side management and renewable energy programs	67,890	68,441	67,294
Property and other taxes	101,067	102,426	103,061
Income taxes	119,342	110,690	108,330

	3,203,187	2,887,550	2,616,004

Operating income	374,515	355,570	338,328

Other income (deductions):
Other income, net	13,582	12,120	7,305
Other deductions, net	(1,506)	(2,032)	(1,487)

Total other income, net	12,076	10,088	5,818

Interest charges:
Long-term debt	124,336	119,970	119,164
Transition property securitization	42,926	45,694	28,150
Short-term debt and other	17,482	5,608	7,394
Allowance for borrowed funds used during construction	(6,887)	(3,709)	(1,003)

Total interest charges	177,857	167,563	153,705

Preferred stock dividends of subsidiary	1,960	1,960	1,960

Net Income	$206,774	$196,135	$188,481

Weighted average common shares outstanding:
Basic	106,808	106,756	106,268
Diluted	107,125	107,100	107,292

Earnings per common share:
Basic	$1.94	$1.84	$1.77
Diluted	$1.93	$1.83	$1.76

Dividends declared per common share (Note K)	$1.535	$0.87	$1.1225

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Net income	$206,774	$196,135	$188,481
Other comprehensive income, net:
Additional minimum pension liability	(725)	(5,132)	(5,817)
Deferred income taxes benefit	284	2,113	2,414

Comprehensive income	$206,333	$193,116	$185,078

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Retained Earnings

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Balance at the beginning of the year	$621,500	$518,252	$449,114
Add:
Net income	206,774	196,135	188,481

Subtotal	828,274	714,387	637,595

Deduct:
Dividends declared:
Common shares (Note K)	163,951	92,887	119,343

Balance at the end of the year	$664,323	$621,500	$518,252

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

	December 31,
	2006	2005
Assets	(in thousands)

Utility Plant:
Electric and gas plant in service, at original cost	$5,033,562	$4,671,059
Less: accumulated depreciation	1,244,163	1,178,259

	3,789,399	3,492,800
Construction work in progress	155,862	208,957

Net utility plant	3,945,261	3,701,757

Other property and investments:
Nonutility property, net	140,866	138,222
Equity investments	8,113	13,705
Other investments	74,482	71,137

	223,461	223,064

Current assets:
Cash and cash equivalents	16,132	15,612
Restricted cash	7,010	6,586
Accounts receivable, net of allowance of $27,240 and $24,504, respectively	317,220	305,441
Accrued unbilled revenues	58,976	59,400
Regulatory assets	419,028	446,286
Inventory, at average cost	124,874	120,924
Income taxes	—	50,212
Other	16,514	16,894

	959,754	1,021,355

Deferred debits:
Regulatory assets	2,434,737	2,266,424
Prepaid pension	—	346,889
Other	77,062	78,843

	2,511,799	2,692,156

Refundable income taxes	129,120	—

Total assets	$7,769,395	$7,638,332

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

	December 31,
	2006	2005
Capitalization and Liabilities	(in thousands)

Common equity:
Common shares, par value $1 per share, 200,000,000 shares authorized, 106,808,376 issued and outstanding	$106,808	$106,808
Premium on common shares	823,450	813,099
Retained earnings	664,323	621,500
Accumulated other comprehensive loss	(12,018)	(6,392)

	1,582,563	1,535,015

Long-term debt and preferred stock:
Long-term debt	1,723,558	1,614,411
Transition property securitization	637,217	787,966
Cumulative non-mandatory redeemable preferred stock of subsidiary, par value $100 per share, 2,890,000 shares authorized, 430,000 shares outstanding	43,000	43,000

	2,403,775	2,445,377

Current liabilities:
Long-term debt	83,999	28,457
Transition property securitization	92,083	94,683
Notes payable	436,400	417,500
Income taxes	17,485	—
Accounts payable	302,240	320,960
Energy contracts	171,795	183,674
Accrued interest	37,742	33,114
Dividends payable	35,039	327
Accrued expenses	15,184	20,729
Other	47,966	62,769

	1,239,933	1,162,213

Deferred credits:
Accumulated deferred income taxes	1,209,734	1,249,979
Unamortized investment tax credits	21,785	23,477
Energy contracts	596,611	683,193
Pension and other postretirement liability	264,246	87,246
Regulatory liability - cost of removal	260,198	258,782
Other	190,550	193,050

	2,543,124	2,495,727

Commitments and contingencies

Total capitalization and liabilities	$7,769,395	$7,638,332

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Operating activities:
Net income	$206,774	$196,135	$188,481
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	363,480	337,887	254,271
Deferred income taxes	2,086	158,914	71,662
Gain on sale of nonutility property	(4,144)	(2,500)	—
Impact of nonmonetary transactions	(9,630)	—	—
Noncash stock-based compensation	8,228	5,507	4,291
Purchase power contract buyouts	(140,518)	(653,210)	(8,935)
Net changes in:
Accounts receivable and accrued unbilled revenues	(5,819)	(8,895)	(3,572)
Inventory, at average cost	(3,950)	(34,527)	(6,812)
Other current assets	76,589	(187,986)	(131,711)
Accounts payable	4,239	55,523	8,014
Other current liabilities	(11,016)	(8,939)	139,229
Net change from other miscellaneous operating activities	47,142	118,914	(84,506)

Net cash provided by (used in) operating activities	533,461	(23,177)	430,412

Investing activities:
Plant expenditures (including AFUDC)	(426,146)	(387,265)	(314,390)
(Increase) decrease in restricted cash	(238)	(4,028)	2,890
Proceeds from sale of property	13,295	16,321	14,252
Investments	1,571	728	1,070

Net cash used in investing activities	(411,518)	(374,244)	(296,178)

Financing activities:
Long-term debt redemptions	(34,455)	(259,200)	(190,926)
Issuance of long-term debt, net of discount	197,886	—	300,000
Debt issue costs	(1,750)	(6,513)	(1,851)
Issuance of transition property securitization	—	674,500	—
Transition property securitization redemptions	(153,349)	(141,647)	(67,431)
Net change in notes payable	18,900	256,100	(77,700)
Change in disbursement accounts	(7,272)	(4,103)	11,922
Common stock issuance	—	7,146	7,558
Dividends paid	(129,239)	(125,747)	(119,835)
Cash received for exercise of equity options	17,383	—	—
Cash used to settle equity compensation	(33,488)	—	—
Windfall tax effect of settlement of equity compensation	3,961	—	—

Net cash (used in) provided by financing activities	(121,423)	400,536	(138,263)

Net increase (decrease) in cash and cash equivalents	520	3,115	(4,029)
Cash and cash equivalents at the beginning of the year	15,612	12,497	16,526

Cash and cash equivalents at the end of the year	$16,132	$15,612	$12,497

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$167,168	$166,853	$144,762
Income taxes	$199,408	$(4,317)	$34,627
Non-cash investing activity:
Plant additions included in ending accounts payable	$41,969	$57,656	$27,729
Non-cash financing activity:
Non-cash common share issuance	$—	$—	$4,063

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Business Organization and Summary of Significant Accounting Policies

1. About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. Prior to January 1, 2007, NSTAR’s retail electric utility subsidiaries were Boston Edison, ComElectric and Cambridge Electric. Its wholesale electric subsidiary was Canal. NSTAR’s three retail electric companies collectively have operated under the trade name “NSTAR Electric.” NSTAR’s retail gas distribution utility subsidiary is NSTAR Gas. NSTAR’s nonutility, unregulated operations include district energy operations primarily through its AES subsidiary, telecommunications operations (NSTAR Com) and a liquefied natural gas service company (Hopkinton). Utility operations accounted for approximately 96% of consolidated operating revenues in 2006, 2005 and 2004.

NSTAR’s Rate Settlement Agreement (“Rate Settlement Agreement”) of December 30, 2005 approved by the MDTE anticipated the transfer of the net assets, structured as a merger, of NSTAR’s electric subsidiary companies Cambridge Electric, ComElectric and Canal, to Boston Edison. NSTAR requested and received final approval of this merger from the MDTE and FERC during the fourth quarter of 2006. The merger was effective as of January 1, 2007 and Boston Edison was renamed “NSTAR Electric Company.” The merger of these subsidiaries will be accounted for as a merger of companies under common control and ownership and, therefore, will not have an impact on NSTAR’s consolidated results of operations, financial position or cash flows.

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

NSTAR’s utility subsidiaries follow accounting policies prescribed by the FERC and the MDTE. In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the SEC. The accompanying Consolidated Financial Statements conform to accounting principles in conformity with GAAP. The utility subsidiaries are subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries. The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71. Refer to the accompanying Notes to Consolidated Financial Statements, Note E, “Regulatory Assets” for more information on regulatory assets.

3. Use of Estimates

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

4. Revenues

Utility revenues are based on authorized rates approved by the MDTE and FERC. Estimates of distribution and transmission revenues for electricity and natural gas delivered to customers but not yet billed are accrued at the end of each accounting period.

Revenues for NSTAR’s nonutility subsidiaries are recognized when services are rendered or when the energy is delivered.

NSTAR records sales taxes collected from its customers on a net basis (excluded from operating revenues).

5. Utility Plant

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

(in thousands)	2006	2005
Electric -
Transmission	$863,391	$724,393
Distribution	3,299,898	3,136,554
General	251,227	199,001

Electric utility plant	4,414,516	4,059,948

Gas -
Transmission and distribution	563,675	537,940
General	55,371	73,171

Gas utility plant	619,046	611,111

Total utility plant in service	$5,033,562	$4,671,059

6. Nonutility Property

Nonutility property is stated at cost or its net realizable value. The following is a summary of nonutility property, plant and equipment, at cost less accumulated depreciation, at December 31:

(in thousands)	2006	2005
Land	$15,089	$15,710
Energy production equipment	145,732	132,564
Telecommunications equipment	40,198	40,120
Buildings and improvements	1,363	1,364

	202,382	189,758
Less: accumulated depreciation	(61,672)	(51,536)

	140,710	138,222
Construction work in progress	156	—

Total nonutility property, net	$140,866	$138,222

7. Depreciation

Depreciation of utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property. The composite rates are subject to the approval of the MDTE and FERC. The overall composite depreciation rates for utility property were 3.02%, 3.03% and 3.02% in 2006, 2005 and 2004, respectively. The rates include a cost of removal component, which is collected from customers. Depreciation and amortization expense on utility plant for 2006, 2005 and 2004 was $149.9 million, $141.4 million and $134 million, respectively.

Depreciation of nonutility property is computed on a straight-line basis over the estimated life of the asset. The estimated depreciable service lives (in years) of the major components of nonutility property and equipment are as follows:

Plant Component	Depreciable Life (Years)
Energy production equipment	25-35
Telecommunications equipment	10
Liquefied gas storage facilities	28
Buildings and improvements	40

Depreciation expense on nonutility property and equipment was $12.8 million, $12.9 million and $13 million for 2006, 2005 and 2004, respectively.

8. Costs Associated with Issuance and Redemption of Debt and Preferred Stock

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

9. Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction. In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges. Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense. Average AFUDC rates in 2006, 2005 and 2004 were 5.26%, 3.75% and 1.72%, respectively, and represented only the costs of short-term debt. The 2006 and 2005 rate increases are directly related to increases in short-term borrowing rates.

10. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash at December 31, 2006 and 2005 are comprised of liquid securities with maturities of 90 days or less when purchased. Restricted cash primarily represents the funds held by a trustee in connection with Advanced Energy System’s 6.924% Note Agreement.

NSTAR’s banking arrangements provide for daily cash transfers to its disbursement accounts as vendor checks are presented for payment. The balances of the disbursement accounts amounted to $14.8 million and $22.1 million at December 31, 2006 and 2005, respectively, and are included in accounts payable on the accompanying Consolidated Balance Sheets. Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

11. Use of Fair Value

The fair value of financial instruments is estimated based upon market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. For its long-term debt, management estimates are based on quotations from broker/dealers or interest rate information for similar instruments. The carrying amount of cash and temporary investments, accounts receivable, accounts payable, short-term borrowings and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments. Refer to SFAS No. 157, “Fair Value Measurements” contained in the accompanying Item 16, “New Accounting Standards” of this Note A for more information

12. Income Taxes

Income tax expense includes the current tax obligation or benefit and the change in deferred income tax liability for the period. Deferred income taxes result from temporary differences between financial and tax bases of certain assets and liabilities.

13. Stock-Based Compensation

The Company adopted, effective January 1, 2006, the provisions of the revised SFAS No. 123, “Share-Based Payment” (SFAS 123R) in fiscal 2006. SFAS 123R requires that companies recognize compensation expense for awards of equity instruments based on the grant date fair value of those awards. Prior to the adoption of SFAS 123R, the company applied the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” to recognize its stock-based compensation.

14. Equity Method of Accounting

NSTAR uses the equity method of accounting for investments in corporate joint ventures in which it does not have a controlling interest. Under this method, it records as income or loss the proportionate share of the net earnings or losses of the joint ventures with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash dividends are received. NSTAR participates in several corporate joint ventures in which it has investments, principally its 14.5% equity investment in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec System in Canada, and its equity investments ranging from 4% to 14% in three regional nuclear facilities, two of which are currently being decommissioned. The third plant site has been decommissioned in accordance with the federal NRC procedures.

15. Other Income (Deductions), net

Major components of other income, net were as follows:

	Years ended December 31,
(in thousands)	2006	2005	2004
Equity earnings, dividends and other investment income	$644	$1,480	$1,607
Interest and rental income	8,492	6,509	4,859
Nonmonetary gain	5,494	—	—
Sale of unregulated property assets	4,144	2,564	1,700
Tax adjustments	158	4,735	—
Miscellaneous other income, (includes applicable income tax expense)	(5,350)	(3,168)	(861)

	$13,582	$12,120	$7,305

Major components of other deductions, net were as follows:

	Years ended December 31,
(in thousands)	2006	2005	2004
Charitable contributions	$(449)	(2,486)	$(2,654)
Miscellaneous other deductions, (includes applicable income tax benefit (expense))	(1,057)	454	1,167

	$(1,506)	(2,032)	$(1,487)

The lower level of charitable contributions in 2006, as compared to the previous two years, reflects the funding of the NSTAR Foundation to the desired level by December 31, 2005. This was accomplished by contributions to the Foundation of $2 million in both 2005 and 2004. Contributions directly from the NSTAR Foundation in 2006 amounted to $914,000.

16. New Accounting Standards

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007.

NSTAR adopted FIN 48 effective January 1, 2007. NSTAR’s tax accounting policy, prior to the adoption of FIN 48, was to recognize uncertain tax positions taken on its income tax return only if the likelihood in prevailing was probable. FIN 48 establishes a recognition standard of more likely than not, which is below the Company’s previously recognition tax policy of probable. Therefore, NSTAR will record an adjustment to increase its beginning retained earnings effective January 1, 2007 of approximately $44.3 million related to its RCN share abandonment tax deduction which adjustment includes the reversal of previously recorded interest expense. Refer to the accompanying Notes to Consolidated Financial Statements, Note H, “Income Taxes,” for a description of this uncertain tax position.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Application of this standard is required for NSTAR beginning in 2008. Management is currently assessing what impact, if any, the application of this standard could have on NSTAR’s results of operations and financial position.

17. Purchase and Sales Transactions with ISO-NE

During 2006 and 2005, as part of its normal business operations, NSTAR Electric transacted with ISO-NE to sell energy entitlements from all of its remaining long-term energy supply resources to ISO-NE. NSTAR Electric records the net effect of transactions with the ISO-NE as an adjustment to purchased power expense.

Note B. Earnings Per Common Share

Basic EPS is calculated by dividing net income by the weighted average common shares outstanding during the year. SFAS No. 128, “Earnings per Share,” requires the disclosure of diluted EPS. Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares are increased to include the number of potential dilutive common shares. Diluted EPS reflects the impact on shares outstanding of the deferred (non-vested) shares and stock options granted under the NSTAR Share Incentive Plan.

The following table summarizes the reconciling amounts between basic and diluted EPS:

(in thousands, except per share amounts)	2006	2005	2004
Net income	$206,774	$196,135	$188,481
Basic EPS	$1.94	$1.84	$1.77
Diluted EPS	$1.93	$1.83	$1.76
Weighted average common shares outstanding for basic EPS	106,808	106,756	106,268
Effect of dilutive shares:
Weighted average dilutive potential common shares	317	344	1,024

Weighted average common shares outstanding for diluted EPS	107,125	107,100	107,292

Note C. Asset Retirement Obligations

The FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (FIN 47), “Accounting for Asset Retirement Obligations” (SFAS 143), requires entities to record the fair value of a liability for an ARO in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. FIN 47 clarifies when an entity would be required to recognize a liability for the fair value of an ARO that is conditional on a future event if the liability’s fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future are factored into the measurement of the liability rather than the existence of the liability.

NSTAR adopted FIN 47 at December 31, 2005, as required. The recognition of an ARO within its regulated utility businesses has no impact on NSTAR’s earnings. In accordance with SFAS 71, for its rate-regulated utilities, NSTAR established a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO. NSTAR has identified several plant assets in which this condition exists and is related to both plant assets containing asbestos materials and legal requirements to undertake remediation efforts upon retirement. As a result, in December 2005, NSTAR recognized an asset retirement cost of $0.4 million as an increase in utility property, an asset retirement liability of $9.4 million and a regulatory asset of $9 million.

For NSTAR’s regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of December 31, 2006 and 2005, the estimated amount of the cost of removal included in regulatory liabilities was approximately $260 million and $259 million, respectively, based on the estimated cost of removal component in current depreciation rates. At December 31, 2006, NSTAR has asset retirement cost in utility plant of $1.1 million, an asset retirement liability of $14.8 million and a regulatory asset of $12.2 million.

Note D. Nonmonetary Transactions

In the third and fourth quarters of 2006, NSTAR’s unregulated subsidiary, AES, recognized the impact of several nonmonetary transactions. As part of an agreement executed with a vendor, AES will receive new equipment with a fair value of $4.1 million, at no cost, to compensate AES for incremental costs incurred resulting from equipment installation problems experienced during 2003 and 2004. This resulting nonmonetary gain, representing the fair value of the new equipment, was primarily recognized as a reduction in purchased power expense on the accompanying Consolidated Statements of Income.

In addition, in separate transactions, two agreements were executed between AES and other parties, which required AES to relinquish its rights under existing easements and other assets owned by AES located on development sites. In exchange, AES will receive title to new steam and chilled water pipelines with greater capacity and replacement easements. As a result of the new assets, AES anticipates achieving higher future sales. Therefore, the transactions were recorded at the fair value of the assets received and resulted in a $5.5 million nonmonetary gain recorded to other income on the accompanying Consolidated Statements of Income.

Note E. Regulatory Assets

Regulatory assets represent costs incurred that are expected to be collected from customers through future rates in accordance with agreements with regulators. These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consisted of the following:

	December 31,
(in thousands)	2006	2005
Energy contracts (including Yankee units)	$768,406	$866,867
Goodwill	658,539	678,698
Securitized energy-related costs	802,115	909,651
Retiree benefit costs	482,693	23,090
Merger costs to achieve	43,817	60,247
Income taxes, net	30,857	50,058
Purchased energy costs (over)/under collection	(39,659)	44,665
Redemption premiums	13,080	14,896
Other	93,917	64,538

Total current and long-term regulatory assets	$2,853,765	$2,712,710

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

Energy contracts

The unamortized balance of the estimated costs to decommission the CY, YA and MY nuclear power plants was $77.4 million at December 31, 2006. The MY nuclear unit was notified on October 3, 2005 by the NRC that its former plant site was decommissioned in accordance with NRC procedures. NSTAR’s liability for CY decommissioning and its recovery ends at the earliest in 2010, for YA in 2014 and for MY in 2010. However, should the actual costs exceed current estimates and anticipated decommissioning dates, NSTAR could have an obligation beyond these periods that would be fully recoverable. These costs are recovered through NSTAR

Electric’s transition charge. NSTAR does not earn a return on decommissioning costs, but a return is included in rates charged to NSTAR by the plant operators. Refer to the accompanying Notes to Consolidated Financial Statements, Note P, “Commitments and Contingencies,” for further discussion.

In addition, at December 31, 2006, $658.3 million represents the recognition of eight purchase power contract buy-out agreements that NSTAR Electric executed in 2004 and their future recovery through NSTAR Electric’s transition charges. Refer to the accompanying Notes to Consolidated Financial Statements, Note O, “Contracts for the Purchase of Energy” for further details. For the power contracts that were terminated, NSTAR does not earn a return on this regulatory asset. NSTAR recognized this regulatory asset as a result of recognizing the contract termination liability in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As a result, NSTAR has not treated this regulatory asset as an investment in which it would be entitled to earn a return. Furthermore, no cash outlay has been incurred by NSTAR to create the regulatory asset. The contracts’ termination payments will occur over time and will be collected from customers through NSTAR’s transition charge over the same time period. The cost recovery of these terminated contracts is through September 2016.

The remaining balance at December 31, 2006 of $32.7 million represents the recognition of the future recoverability of a derivative liability recorded related to contracts structured to hedge the cash flow variability associated with a portion of NSTAR Gas’ future supply purchases. Refer to the accompanying Notes to Consolidated Financial Statements, Note F, “Derivative Instruments,” for further details.

Goodwill

The Company’s goodwill originated from the merger that created NSTAR in 1999. As a result of a rate order from the MDTE approving the merger, the Company is recovering goodwill from its customers and, therefore,

NSTAR has determined that this rate structure allows for amortization of goodwill over the collection period. Goodwill along with related deferred income taxes is being amortized over 40 years, through 2039, without a carrying charge.

Securitized energy-related costs

Costs related to purchase power contract buy-outs and the divestiture of NSTAR’s generation business are recovered with a return through the transition charge. This recovery occurs through 2019 for Boston Edison and through 2023 for ComElectric. This schedule is subject to adjustment by the MDTE.

On March 1, 2005, NSTAR closed on a securitization financing for $674.5 million to, in part, finance the buy-out of four energy contracts. The remaining balance at December 31, 2006 of $519.9 million represents their future recovery through NSTAR’s electric transition charges.

As of December 31, 2006, $739.6 million of these energy-related regulatory assets are collateralized with the Transition Property Securitization Certificates held by Boston Edison’s subsidiaries, BEC Funding LLC and BEC Funding II, LLC and to ComElectric’s subsidiary, CEC Funding, LLC. The certificates are non-recourse to both Boston Edison and ComElectric.

Merger costs to achieve

An integral part of the merger that created NSTAR was the MDTE-approved rate plan of the retail utility subsidiaries of NSTAR. These costs are collected from all NSTAR Electric and NSTAR Gas distribution customers and exclude a return component. The costs to achieve amortization expense was $16.4 million in 2006, 2005 and 2004 and the original ten-year amortization period ends in 2009.

Income taxes, net

The principal holder of this regulatory asset is NSTAR Electric. Approximately $28 million of this regulatory asset balance reflects deferred tax reserve deficiencies that are being recovered from customers over a 17-year period and excludes a return component. In addition, approximately $15 million, net consisting of additional Boston Edison deferred tax reserve deficiencies have been recorded in accordance with an MDTE-approved settlement agreement and the realization in 2006 of the carryback of tax benefits related to NSTAR’s asset divestiture and excludes a return component. Offsetting these amounts is approximately $12 million of a regulatory liability associated with unamortized investment tax credits relating to NSTAR Electric and NSTAR Gas.

Purchased energy costs

The purchased energy costs at December 31, 2006 relate to deferred electric basic service and gas supply costs. Basic service is the electricity that is supplied by the local distribution company when a customer has chosen not to receive service from a competitive supplier. The market price for basic service and gas costs may fluctuate based on the average market price for energy. Amounts incurred for basic service and cost of gas supply are recovered on a fully reconciling basis.

Redemption premiums

These amounts reflect the unamortized balance of redemption premiums on Boston Edison Debentures that are amortized and recovered over the life of the respective debentures pursuant to MDTE approval. There is no return recognized on this balance.

Retiree benefit costs

The retiree benefit regulatory asset at December 31, 2006 of $482.7 million is comprised primarily of $468.9 million related to the application of SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and

Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). (Refer to the accompanying Notes to Consolidated Financial Statements, Note I, “Pension and Other Postretirement Benefits,” for further details.) Of this amount, $321.9 million is earning a carrying charge under the PAM regulatory mechanism. The remaining balance reflects the recognition of the unfunded status of other postretirement benefits. Deferred pension and PBOP costs, in accordance with PAM, are amortized and collected from customers over three years. At December 31, 2006, these deferred costs amounted to $13.8 million. NSTAR is allowed to recover its qualified pension and PBOP expenses through this reconciling rate mechanism, thereby removing the volatility in earnings that may have resulted from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the MDTE.

Other

These amounts primarily consist of deferred transmission costs that are set to be recovered over a subsequent twelve-month period with carrying charges. The deferred costs represent the difference between the level of billed transmission revenues and the current period costs incurred to provide transmission-related services. Additionally in this category are the costs associated with a MDTE-approved safety and reliability program. Also, included are environmental costs and response costs that represent the recovery of costs to clean up former gas manufacturing sites over a 7-year period without a return.

Note F. Derivative Instruments

Energy Contracts

The electric distribution industry may contract to buy and sell electricity under option contracts, which allow the distribution company the flexibility to determine when and in what quantity to take electricity in order to align with its demand for electricity. These contracts would normally meet the definition of a derivative instrument requiring mark-to-market accounting. However, because electricity cannot be stored and utilities are obligated to maintain sufficient capacity to meet the electricity needs of their customer base, an option contract for the purchase of electricity typically qualifies for the normal purchases and sales exception as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and Derivative Implementation Group interpretations and, therefore, does not require mark-to-market accounting. As a result, these agreements are not reflected as an asset or liability on the accompanying Consolidated Balance Sheets as they qualify for the normal purchases and sales exception. NSTAR accounts for its energy contracts in accordance with SFAS 133 and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (SFAS 149).

Hedging Agreements

As approved by the MDTE, NSTAR Gas began purchasing financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice minimizes fluctuations in prices to NSTAR firm gas sales customers. NSTAR Gas does not take physical delivery of gas when the financial contracts are executed. These contracts qualify as derivative financial instruments and specifically cash flow hedges under SFAS 133, as amended by SFAS 149. Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, if such contracts were settled. All costs incurred are included in the firm sales CGAC and are fully recoverable in rates. Therefore, NSTAR Gas records an offsetting regulatory asset or liability. Management implemented this practice with five major financial institutions. Currently, these derivative contracts extend through April 2008. At December 31, 2006 and 2005, NSTAR has recorded a liability and a corresponding regulatory asset of $32.7 million and $0.3 million, respectively, reflecting the fair value of these contracts.

Note G. Variable Interest Entities

In 2004, the FASB issued its interpretation, “Consolidation of Variable Interest Entities,” as revised in December 2003 (FIN 46R), which addresses the consolidation of VIE by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. Based on NSTAR’s review of FIN 46 and FIN 46R, it consolidates three wholly-owned special purpose subsidiaries - BEC Funding LLC., established in 1999, BEC Funding II, LLC and CEC Funding, LLC, both established in 2004, to undertake the completed sale of $725 million, $265.5 million and $409 million, respectively, in notes to a special purpose trust created by two Massachusetts state agencies. NSTAR determined that the substance of these entities is appropriate to continue to consolidate these entities.

Note H. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $30.9 million and $50.1 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 2006 and 2005, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes and unamortized investment tax credits consisted of the following:

	December 31,
(in thousands)	2006	2005
Deferred tax liabilities:
Plant-related	$643,521	$560,445
Goodwill	258,312	266,219
Power contracts	218,478	250,824
Transition costs	88,242	123,149
Other	171,262	197,151

	1,379,815	1,397,788

Deferred tax assets:
Plant-related	41,016	46,224
Investment tax credits	13,942	15,428
Other	100,282	78,925

	155,240	140,577

Net accumulated deferred income taxes	1,224,575	1,257,211
Accumulated unamortized investment tax credits	21,785	23,477

	$1,246,360	$1,280,688

Previously deferred investment tax credits are amortized over the estimated remaining lives of the property that generated the credits.

Components of income tax expense were as follows:

(in thousands)	2006	2005	2004
Current income tax expense (benefit)	$119,827	$(52,959)	$36,668
Deferred income tax expense	1,207	165,364	73,378
Investment tax credit amortization	(1,692)	(1,715)	(1,716)

Income taxes charged to operations	119,342	110,690	108,330

Tax expense (benefit) on other income net:
Current income tax expense	4,964	3,703	2,989
Deferred income tax (benefit) expense	2,571	(4,735)	—

Income tax expense (benefit) on other income, net	7,535	(1,032)	2,989

Total income tax expense	$126,877	$109,658	$111,319

The effective income tax rates reflected in the accompanying consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	4.5	4.6	4.0
Investment tax credits	(0.5)	(0.6)	(0.6)
Tax adjustment	—	(1.5)	—
Other	(1.0)	(1.6)	(1.3)

Effective tax rate	38.0%	35.9%	37.1%

During 2005, the Company recognized approximately $4.7 million in tax benefits relating to capital tax gain transactions. As a result, the Company reduced its tax loss contingency by a corresponding amount. This impact is reflected in the above schedule as a tax adjustment.

Uncertain Tax Positions

Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant to the SSCM that allowed for accelerated deduction. NSTAR has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $368.9 million. In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and NSTAR never received the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others. Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward. As a result, NSTAR was required to make a cash tax payment to the IRS of $129.1 million by December 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR, once this tax position is settled. As of December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Consolidated Balance Sheet. This tax payment, along with any potential deduction ultimately sustained, is not anticipated to have a material impact on NSTAR’s results of operations, its financial position, or cash flows.

NSTAR has determined that it is less than more likely than not that it will prevail on sustaining a significant deduction level for SSCM.

RCN Corporation (RCN) Share Abandonment Tax Treatment

On December 24, 2003, NSTAR exited its investment in RCN by formally abandoning its 11.6 million shares of RCN common stock. As a result of this action, NSTAR recorded a pre-tax charge of approximately $6.8 million reflecting the write down of its investment to zero as of December 31, 2003. NSTAR determined that the abandonment at that time was the most tax efficient, cost effective and expedient means to exit its RCN investment. NSTAR also determined that the benefit of a tax realization event at that time and in that manner outweighed any benefit that it would likely realize from any other alternative, including the future sale of such shares in an orderly fashion consistent with all laws, rules and regulations.

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

It is NSTAR’s current tax accounting policy not to recognize tax benefits associated with an uncertain tax position until it is probable that such tax benefit will ultimately be realized. Since NSTAR is under continuous audit by the IRS, NSTAR consulted with its independent tax advisors and determined that it could not conclude that it is probable that the tax deduction related to the abandonment of its RCN investment will be sustained. Accordingly, NSTAR accrued a tax reserve so as to not record the tax benefit of the uncertain tax position. Refer to the accompanying Notes to Consolidated Financial Statements, Note A, Item 16, “New Accounting Standards” for the impact of this uncertain tax position upon the adoption of FIN 48, effective January 1, 2007.

The Company believes it is more likely than not that it is entitled to this ordinary loss deduction, and in accordance with the Company’s tax policy as it relates to uncertain tax positions, NSTAR established a loss contingency of approximately $44.4 million at December 31, 2003. This amount represents the tax impact to the Company should the ordinary loss ultimately be recharacterized to a capital loss and would be reclassified as a tax valuation allowance. During 2006 and 2005, the Company recognized approximately $4.8 million in tax benefits relating to capital tax gain transactions. As a result, the Company reduced its tax loss contingency by a corresponding amount. Therefore, as of December 31, 2006, the tax loss contingency is approximately $39.6 million. This contingent liability is recorded as part of Deferred credits - Other on the accompanying Consolidated Balance Sheets.

On December 22, 2006, NSTAR received from the IRS agent a preliminary notice indicating their intention not to accept NSTAR’s position regarding the RCN ordinary loss deduction. If the Company’s position is not upheld, the Company may be required to make future cash expenditures to the IRS that may impact NSTAR’s cash requirements in future periods. NSTAR cannot predict the timing or ultimate resolution of this uncertain tax position.

Note I. Pension and Other Postretirement Benefits

NSTAR adopted the funded status recognition provision of SFAS 158 effective December 31, 2006. This standard amends SFAS Nos. 87, 88, 106 and 132(R). SFAS 158 requires an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the over funded or under funded status of the plan as defined by SFAS 158. The pension asset or liability is the difference between the fair value of the pension plan’s assets and the projected benefit obligation as of year-end. For other postretirement benefit plans, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation as of year-end. As a result of NSTAR’s approved regulatory rate mechanism for recovery of pension and postretirement costs, NSTAR has recognized a regulatory asset for certain of its pension and postretirement costs in lieu of taking a charge to AOCI. A charge of approximately $5.2 million, net of taxes, was taken to AOCI related to NSTAR’s unregulated subsidiaries and its non-qualified pension plan. The following table illustrates the effect on individual financial statement line items of applying this standard, relating to pension and postretirement benefits costs:

(in thousands)	December 31, 2006
	Before Application of SFAS 158	Adjustment	After Application of SFAS 158
Assets:
Deferred debits - regulatory assets	$1,965,851	$468,886	$2,434,737
Prepaid pension	321,883	(321,883)	—
Deferred debits - other	79,632	(2,570)	77,062

Liabilities and Equity:
Accumulated other comprehensive income	(6,833)	(5,185)	(12,018)
Current liabilities - other	44,904	3,062	47,966
Deferred credits - Pension and other postretirement liabilities	114,386	149,860	264,246
Accumulated deferred income taxes	1,213,038	(3,304)	1,209,734

1. Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees. Retirement benefits are based on various final average pay formulae. NSTAR also maintains nonqualified retirement plans for certain management employees.

The Plans use a December 31st for the measurement date to determine its projected benefit obligation and fair value of plan assets for the purposes of determining the Plans’ funded status and the net periodic benefit costs for the following year.

The following tables for NSTAR’s Pension benefit plans present the change in benefit obligation, change in Plan assets, the funded status, the components of net periodic benefit cost and key assumptions used:

	December 31,
(in thousands)	2006	2005
Change in benefit obligation:
Benefit obligation, beginning of the year	$1,035,558	$1,059,398
Service cost	20,865	20,689
Interest cost	59,507	57,634
Plan participants’ contributions	36	42
Plan amendments	699	—
Actuarial loss (gain)	22,966	(24,664)
Settlement payments	(10,953)	(23,726)
Benefits paid	(53,677)	(53,815)

Projected benefit obligation, end of the year	$1,075,001	$1,035,558

Change in Plan assets:
Fair value of Plan assets, beginning of the year	$964,613	$894,754
Actual gain on Plan assets, net	126,210	69,812
Employer contribution	2,830	77,546
Plan participants’ contributions	36	42
Settlement payments	(10,953)	(23,726)
Benefits paid	(53,677)	(53,815)

Fair value of Plan assets at end of the year	$1,029,059	$964,613

Funded status at end of year (under)/over	$(45,942)	$(70,945)

Unrecognized actuarial net loss		397,149
Unrecognized prior service cost		(3,228)

Net amount recognized		$322,976

The market-related value of NSTAR’s pension plans’ assets is determined based on the actual fair value as of the balance sheet date for all classes of assets. Therefore, the entire difference between the actual and expected return on Plan assets is reflected as a component of unrecognized actuarial net loss.

Amounts recognized in the accompanying Consolidated Balance Sheets consisted of:

	December 31,
(in thousands)	2006	2005
Total pension liability	$—	$(37,351)
Intangible asset	—	2,570
Accumulated other comprehensive income	—	10,868
Prepaid pension	—	346,889
Current liabilities - other	(3,000)	—
Deferred credits - pension and other postretirement liabilities	(42,942)	—

	$(45,942)	$322,976

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income and regulatory asset:
Prior service credit (cost)	$2,658
Accumulated actuarial (loss)	(344,481)
Cumulative employer contributions in excess of net periodic benefit cost	295,881

Net unrecognized periodic pension benefit cost and reflected on the accompanying Consolidated Balance Sheet	$(45,942)

The estimated prior service cost and net actuarial loss that will be amortized from AOCI and regulatory asset into net periodic benefit cost in 2007 are $16,000 and $20,133,000, respectively.

The accumulated benefit obligations for the qualified pension plan as of December 31, 2006 and 2005 were $905.1 million and $880.8 million, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the nonqualified retirement plan were $41.3 million, $39.2 million and $0, respectively, as of December 31, 2006 and were $40.6 million, $37.4 million and $0, respectively, as of December 31, 2005.

Weighted average assumptions were as follows:

	2006	2005	2004
Discount rate at the end of the year	6.0%	5.75%	5.75%
Expected return on Plan assets for the year (net of expenses)	8.4%	8.4%	8.4%
Rate of compensation increase at the end of the year	4.0%	4.0%	4.0%

The Plans’ discount rates are based on a rate modeling of a bond portfolio that approximates the Plan liabilities. In addition, management considers rates of high quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s plans and through periodic bond portfolio matching. The Plans’ long-term rates of return are based on past performance and economic forecasts for the types of investments held in the Plan as well as the target allocation of the investments over a 20-year time period. This rate is presented net of both administrative expenses and investment expenses, which have averaged approximately 0.6% for 2006 and 2005.

Components of net periodic benefit cost were as follows:

	Years ended December 31,
(in thousands)	2006	2005	2004
Service cost	$20,865	$20,689	$19,038
Interest cost	59,507	57,634	60,165
Expected return on Plan assets	(78,013)	(74,390)	(70,794)
Amortization of prior service cost	129	133	133
Amortization of transition obligation	—	—	379
Recognized actuarial loss	27,437	26,202	26,931

Net periodic benefit cost	$29,925	$30,268	$35,852

The following reflects the weighted average asset allocation percentage of the fair value of total Plan assets for each major type of Plan asset as of December 31st as well as the Plans’ target percentages and the targeted ranges:

	Plan Assets		Target %	Targeted Ranges
	2006	2005			Benchmark
Asset Category
Equity securities	51%	51%	45%	40% - 50%	Russell 300 Index
Debt securities	17	28	14	12% - 22%	Lehman Aggregate
Real Estate	12	7	17	10% - 20%	Wilshire NAREIT Index
Alternative	20	14	24	20% - 30%	Various

Total	100%	100%	100%

Alternative asset category consists of hedge funds and common/collective trusts.

The primary investment goal of the Plan is to achieve a total annualized return of 9% (before expenses) over the long-term and to minimize unsystematic risk so that no single security or class of securities will have a disproportionate impact on the Plan. Risk is regularly evaluated, compared and benchmarked to plans with a similar investment strategy. NSTAR currently uses 18 asset managers to manage its plan assets. Assets are diversified by both asset class (i.e., equities, bonds) and within these classes (i.e., economic sector, industry), such that, for each equity activities asset manager:

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

Employer contributions in 2006 represent benefit payments under its non-qualified plan. NSTAR does not anticipate making any contributions to its qualified Plan in 2007.

The estimated benefit payments for the years after 2006 are as follows:

(in thousands)
2007	$65,011
2008	66,294
2009	72,421
2010	72,000
2011	74,662
2012 - 2016	423,211

Total	$773,599

2. Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. These benefits include health and life insurance coverage. Under certain circumstances, eligible retirees are required to contribute to the cost of postretirement benefits.

NSTAR’s other postretirement benefits are not vested and the Company has the right to modify any benefit provision, including contribution requirements, with respect to any current or former employee, dependent or beneficiary, subject to applicable laws at that time.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was reflected as of January 1, 2004 by NSTAR assuming continuation of prescription drug benefits to retirees that are at least actuarially equivalent to the benefits provided under Medicare Part D. The Act provides for drug benefits for participants age 65 and over under a new Medicare Part D program. For employers like NSTAR, who continue to provide prescription drug programs for eligible former employees age 65 and over, there are subsidies available that are contained in the Act in the form of direct tax-exempt cash payments.

Since the subsidy affects the employer’s share of its plan’s costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy reduces service cost when it is recognized as a component of net periodic postretirement benefits cost. The impact of this subsidy reduced NSTAR’s net periodic postretirement benefit cost by approximately $11.5 million and $9.7 million in 2006 and 2005, respectively, and is reflected as a component of net periodic postretirement benefits costs. However, as a result of the Company’s pension and other postretirement benefits rate adjustment mechanism, these reductions do not have a material impact on reported earnings.

NSTAR’s other postretirement plans use December 31st for the measurement date to determine its benefit obligation and fair value of plan assets for the purposes of determining the plans’ funded status and the net periodic benefit costs for the following year.

The following tables for NSTAR’s postretirement plans present the change in benefit obligation, change in the plans’ assets, the funded status, the components of net periodic benefit cost and key assumptions used:

	December 31,
(in thousands)	2006	2005
Change in benefit obligation:
Benefit obligation, beginning of the year	$595,672	$600,430
Service cost	5,490	5,733
Interest cost	32,890	33,342
Plan participants’ contributions	2,428	2,204
Plan amendments	(12,695)	(17,789)
Actuarial (gain) loss	(18,874)	3,002
Benefits paid	(31,902)	(31,250)
Federal subsidy	1,791	—

Benefit obligation, end of the year	$574,800	$595,672

Change in the plans’ assets:
Fair value of the plans’ assets, beginning of the year	$335,338	$305,309
Actual gain on plan assets	47,521	19,028
Employer contribution	49	40,047
Plan participants’ contributions	2,428	2,204
Benefits paid	(31,902)	(31,250)

Fair value of the plans’ assets, end of the year	$353,434	$335,338

The plans’ funded status was as follows:

(in thousands)
Funded status at end of year	$(221,366)	$(260,334)

Unrecognized actuarial net loss		205,569
Unrecognized transition obligation		5,810
Unrecognized prior service cost		(916)

Net amount recognized		$(49,871)

Amounts recognized in the accompanying Consolidated Balance Sheet:
Current liabilities - other	$(62)
Deferred credits - pension and other postretirement liabilities	(221,304)

	$(221,366)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income and regulatory assets:
Transition asset (obligation)	$(4,877)
Prior service credit (cost)	13,504
Accumulated actuarial (loss)	(155,499)
Cumulative employer contributions in excess of net periodic benefit costs	(74,494)

Net amount recognized in statement of financial position	$(221,366)

The estimated transition obligation, prior service credit, net actuarial loss that will be amortized from AOCI and regulatory asset into net periodic benefit costs in 2007 are $812,000, $3,151,000, and $8,338,000, respectively.

Weighted average assumptions were as follows:

	2006	2005	2004
Discount rate at the end of the year	6.0%	5.75%	5.75%
Expected return on the plans’ assets for the year	9.0%	9.0%	8.0%

For measurement purposes, a 8.0% weighted annual rate increase in per capita cost of covered medical claims was assumed for 2006. This rate is assumed to decrease gradually to 5% in 2013 and remain at that level thereafter. Dental claims are assumed to increase at a weighted annual rate of 4%.

A 1% change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease
Effect on total service and interest cost components for 2006	$6,502	$(5,136)
Effect on December 31, 2006 postretirement benefit obligation	$87,622	$(70,573)

Components of net periodic benefit cost were as follows:

	Years ended December 31,
(in thousands)	2006	2005	2004
Service cost	$5,490	$5,733	$5,828
Interest cost	32,890	33,342	33,395
Expected return on plan assets	(27,015)	(25,027)	(23,759)
Amortization of prior service cost	13	222	1,285
Amortization of transition obligation	812	1,241	1,821
Recognized actuarial loss	10,691	11,216	9,598

Net periodic benefit cost	$22,881	$26,727	$28,168

NSTAR anticipates making an estimated contribution of approximately $20 million to its other postretirement benefit plans in 2007.

The estimated future cash flows for the years after 2006 are as follows:

	Gross estimated benefit payments	Estimated expected cash inflows from Medicare subsidy
(in thousands)
2007	$29,227	$2,325
2008	30,627	2,571
2009	32,180	2,809
2010	33,548	3,039
2011	35,140	3,246
2012 - 2016	193,936	19,673

Total	$354,658	$33,663

The following reflects the weighted average asset allocation percentages of the fair value of total Plan assets for each major type of Plan asset as of December 31st as well as the Plan’s target percentages and the targeted range:

	Plan Assets		Target %	Targeted Ranges
Asset Category	2006	2005			Benchmark
Equity securities	49%	47%	50%	45% - 55%	Russell 3000 Index
Debt securities	30	35	30	25% -35%	Lehman Aggregate
Real Estate	11	9	10	5% - 15%	Wilshire NAREIT Index
Alternative	10	9	10	5% - 15%	Various

Total	100%	100%	100%

Alternative asset category consists of hedge funds and common/collective trusts.

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

3. Savings Plan

NSTAR also provides a defined contribution 401(k) plan for substantially all employees. Matching contributions (which are equal to 50% of the employees’ deferral up to 8% of eligible base and cash incentive compensation) included in the accompanying Consolidated Statements of Income amounted to $9 million in 2006, $9 million in 2005 and $8 million in 2004. The plan was amended to allow for increased maximum annual pre-tax contributions and additional “catch-up” pre-tax contributions for participants age 50 or older, acceptance of other types of “roll-over” pre-tax funds from other plans and the option of reinvesting dividends paid on the NSTAR Common Share Fund or receiving such dividends in cash. The election to reinvest dividends paid on the NSTAR Common Share Fund or receive the dividends in cash is subject to a freeze period beginning seven days prior to the date any dividend is paid. During this period, participants cannot change their election. NSTAR dividends are paid to this plan four times a year in February, May, August and November.

Note J. Stock-Based Compensation

The Plan

The NSTAR 1997 Share Incentive Plan (the 1997 Plan) permitted a variety of stock and stock-based awards, including stock options and deferred stock awards granted to key employees. The 1997 Plan, which expired as to further grants on January 23, 2007, limited the terms of awards to ten years. Subject to adjustment for stock-splits and similar events, the aggregate number of common shares that that were available for award under the 1997 Plan was four million. There were 1,212,172 unissued shares available under the 1997 Plan as of December 31, 2006. All options were granted at the full market price of the common shares on the date of the grant when approved by the NSTAR Board of Trustees’ or its Executive Personnel Committee. In general, stock options and deferred stock awards vest ratably over a three-year period from date of grants, and options may be exercised during the ten-year period from grant date.

On January 25, 2007, the NSTAR Board of Trustees approved the NSTAR 2007 Long Term Incentive Plan, (the 2007 Plan), subject to approval by NSTAR common shareholders at the 2007

Annual Meeting of Shareholders to be held on May 3, 2007. The 2007 Plan also limits the terms of awards to ten years and is substantially similar to the 1997 Plan, except that the aggregate number of common shares that may be awarded under the 2007 Plan is 3.5 million. The 2007 Plan also has additional shareholder protections, such as a prohibition on stock repricing and minimum vesting requirements.

Stock-based compensation activity of the Plan was as follows:

Deferred Shares:

	2006 Activity	Weighted Average Grant Date Fair Value Price
Nonvested deferred shares at January 1	575,105	$27.36
Deferred shares granted	213,900	$27.73
Deferred shares vested	(198,186)	$25.07
Deferred shares forfeited	(5,300)	$26.29

Nonvested deferred shares at December 31	585,519	$28.28

On April 27, 2006, awards totaling 213,900 deferred shares were granted to executives and senior managers. The total fair value on the vested date of deferred shares that vested during 2006 was $5.7 million.

Stock Options:

	2006 Activity	Weighted Average Exercise Price
Options outstanding at January 1	2,588,401	$24.05
Options granted	503,000	$27.73
Options exercised	(794,068)	$21.81
Options forfeited	(32,000)	$26.47

Options outstanding at December 31	2,265,333	$25.66

Summarized information regarding stock options outstanding at December 31, 2006:

	Options Outstanding				Options Exercisable (Vested)
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)
$19.88	19,800	1.26	$19.88	$287	19,800	1.26	$19.88	$287
$22.19	43,200	3.40	$22.19	526	43,200	3.40	$22.19	526
$19.85	10,000	4.40	$19.85	145	10,000	4.40	$19.85	145
$22.06 -$22.67	292,000	5.30	$22.58	3,439	292,000	5.30	$22.58	3,439
$21.60	298,000	6.33	$21.60	3,802	298,000	6.33	$21.60	3,802
$24.21	545,333	7.33	$24.21	5,538	340,293	7.33	$24.21	3,456
$29.60	554,000	8.44	$29.60	2,637	172,100	8.44	$29.60	819
$27.73	503,000	9.32	$27.73	3,335	—	—	—	—

	2,265,333	7.51	$25.66	$19,709	1,175,393	6.46	$23.75	$12,474

There were 1,175,393, 1,420,465 and 1,689,978 stock options exercisable as of December 31, 2006, 2005 and 2004 respectively. As of December 31, 2006, 2005 and 2004, the associated weighted average exercise price of these exercisable options is $23.75, $22.09 and $20.75, respectively. The total intrinsic value (the market price of the common shares on the date exercised, less the option exercise prices) of options exercised during the year ended December 31, 2006, 2005 and 2004 was $9.7 million, $8.3 million and $0.6 million, respectively.

The stock options granted in 2006, 2005 and 2004 have a weighted average grant date fair value of $3.86, $2.74 and $3.74, respectively. The fair value was estimated using the Black-Scholes option-pricing model that uses the assumptions in the table below. The expected option lives are based on the average historical time frame that options are expected to remain unexercised. Expected volatilities are based on the historical performance of NSTAR’s stock price. The risk-free interest rate is based on the U.S. Treasury Strip in effect on grant date. The fair values were computed using the following range of assumptions for NSTAR’s stock options for the years ended December 31:

	2006	2005	2004
Expected life (years)	6.0	6.0	4.0
Risk-free interest rate	4.91%	3.76%	3.39%
Volatility	16%	15%	15%
Dividends	4.06%	4.69%	4.90%

NSTAR is using the modified prospective application transition method without restatement of periods prior to 2006. Prior to the adoption of SFAS 123(R), NSTAR applied the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its 1997 Share Incentive Plan. Accordingly, no stock-based employee compensation expense for option grants was recognized in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share, for periods prior to the adoption of SFAS 123(R), if NSTAR had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

(in thousands, except earnings per common share amounts)	Year ended December 31, 2005	Year ended December 31, 2004
Net income	$196,135	$188,481
Add: Share grant incentive compensation expense included in reported net income, net of related tax effects	3,347	2,608
Deduct: Total share grant and stock option compensation expense determined under fair value method for all awards, net of related tax effects	(4,110)	(3,385)

Pro forma net income	$195,372	$187,704

Earnings per common share:
Basic - as reported	$1.84	$1.77
Basic - pro forma	$1.83	$1.77
Diluted - as reported	$1.83	$1.76
Diluted - pro forma	$1.82	$1.75

Stock-Based Compensation

As of December 31, 2006, the total stock-based compensation cost related to nonvested stock options and deferred share awards not yet recognized was $13.3 million. The remaining weighted average period over which total stock-based compensation will be recognized is 2.01 years.

Total stock-based compensation cost recognized in the accompanying Consolidated Statements of Income in 2006, 2005 and 2004 was $8.2 million, $5.5 million and $4.3 million, respectively. Included in the 2006 stock-based compensation is approximately $1.5 million of cost related to stock options.

Note K. Capital Stock and Accumulated Other Comprehensive Income

Dividends declared per common share were $1.535, $0.87 and $1.1225 in 2006, 2005 and 2004, respectively. As a result of a change in NSTAR’s Board of Trustee meetings schedule in 2005, the fourth quarter dividend, typically declared in December, of $0.3025 per share was approved on January 26, 2006. The dividend payment schedule remains unchanged.

1. Common Shares

Common share and accumulated other comprehensive income activity in 2005 and 2006 was as follows:

(in thousands)	Number of Shares	Total Par Value	Premium on Common Shares	Accumulated Other Comprehensive Income

Balance at December 31, 2004	106,550	$106,550	$819,454	$(3,373)
Share Incentive Plan	—	—	(13,243)	—
Dividend Reinvestment and Direct Common Shares Purchase Plan	258	258	6,888	—
Additional minimum pension liability, net	—	—	—	(3,019)

Balance at December 31, 2005	106,808	106,808	813,099	(6,392)
Share Incentive Plan	—	—	10,351	—
Additional minimum pension liability, net	—	—	—	(441)
Adoption of SFAS 158	—	—	—	(5,185)

Balance at December 31, 2006	106,808	$106,808	$823,450	$(12,018)

In connection with the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, NSTAR issued approximately 258,000 shares under this registration and received approximately $7.1 million in 2005.

2. Cumulative Preferred Stock of Subsidiary

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)

Series	Current Shares Outstanding	Redemption Price/Share	December 31, 2006	December 31, 2005
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000

Total non-mandatory redeemable series			$43,000	$43,000

NSTAR Electric has two outstanding series of non-mandatory redeemable preferred stock. Both series are part of a class of NSTAR Electric’s Cumulative Preferred Stock. Upon any liquidation of NSTAR Electric, holders of the Cumulative Preferred stock are entitled to receive the liquidation preference for their shares before any distribution to the holder of the common stock. The liquidation preference for each outstanding series of Cumulative Preferred Stock is equal to the par value ($100.00 per share), plus accrued and unpaid dividends.

Note L. Indebtedness

1. Long-Term Debt

NSTAR’s long-term debt consisted of the following:

	December 31,
(in thousands)	2006	2005
Mortgage Bonds/Notes, collateralized by property of operating subsidiaries:
6.54%, due September 2007	$1,429	$2,857
7.04%, due September 2017	25,000	25,000
9.95%, due December 2020	25,000	25,000
7.11%, due December 2033	35,000	35,000
6.924%, due June 2021	100,087	103,947
Notes:
7.62%, due November 2006	—	20,000
8.70%, due March 2007	—	5,000
9.55%, due December 2007 *	1,429	2,857
7.70%, due March 2008 *	10,000	10,000
8.0%, due February 2010	500,000	500,000
9.37%, due January 2012 *	6,316	7,368
7.98%, due March 2013 *	25,000	25,000
9.53%, due December 2014 *	10,000	10,000
9.60%, due December 2019 *	10,000	10,000
8.47%, due March 2023 *	15,000	15,000
Debentures:
7.80%, due May 2010	125,000	125,000
4.875%, due October 2012	400,000	400,000
4.875%, due April 2014	300,000	300,000
5.75%, due February 2031	200,000	—
Sewage facility revenue bonds, due through 2015	13,214	14,902
Massachusetts Industrial Finance Agency (MIFA) bonds:
5.75%, due February 2014	15,000	15,000
Transition Property Securitization Certificates:
3.40%, due September 2006	—	36,836
6.91%, due September 2007	41,430	108,923
3.78%, due September 2008	104,998	154,018
7.03%, due March 2010	171,624	171,624
4.13%, due September 2011	266,477	266,477
4.40%, due September 2013	144,771	144,771

	2,546,775	2,534,580
Unamortized debt discount	(9,918)	(9,063)
Amounts due within one year *	(176,082)	(123,140)

Total long-term debt	$2,360,775	$2,402,377

*	For financial reporting purposes, NSTAR reclassified its ComElectric subsidiary’s entire long-term debt principal balance of $77.7 million as due within one year on the accompanying Consolidated Balance Sheets at December 31, 2006 as a result of NSTAR’s merger of its electric subsidiaries, ComElectric, Cambridge Electric and Canal into NSTAR Electric. The merger was effective January 1, 2007 and ComElectric’s debt was fully paid off on the following day and included a make-whole premium and accrued interest payment of $17.6 million and $1.5 million, respectively.

On September 1, 2006, Cambridge Electric redeemed the entire $5 million aggregate principal amount of its 8.7%, Series H Notes, due March 11, 2007, for a redemption price of 101.439% of the principal amount there of plus accrued interest.

On November 1, 2006, Cambridge Electric redeemed the entire outstanding balance of $20 million aggregate principal amount of its 7.62%, seven-year Notes due on that date.

Sewage facility revenue bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015. Scheduled redemptions of $1.65 million were made in 2006 and 2005. The interest rate of the bonds was 7.375% for both 2006 and 2005.

The 5.75% tax-exempt unsecured MIFA bonds due 2014 were redeemable beginning in February 2004 at a redemption price of 102%. The redemption price decreased to 101% in February 2005 and to par in February 2006.

The aggregate principal amounts of NSTAR long-term debt (including securitization certificates and sinking fund requirements) due in the five years subsequent to 2006 are approximately $176 million in 2007, $159 million in 2008, $159 million in 2009, $751 million in 2010 and $91 million in 2011.

The Transition Property Securitization Certificates held by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC (Funding companies), are each collaterized with separate securitized regulatory assets with combined balances of $739.6 million and $892.5 million as of December 31, 2006 and 2005, respectively. NSTAR Electric, as servicing agent for the Funding companies, collected $194.4 million and $186.9 million in 2006 and 2005, respectively. Funds collected from the companies’ respective customers are transferred to each Funding companies’ Trust on a daily basis. These Certificates are non-recourse to NSTAR Electric.

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

2. Financial Covenant Requirements and Lines of Credit

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. NSTAR Gas has financial covenant requirements under its long-term debt arrangements and was in compliance at December 31, 2006 and 2005. NSTAR’s long-term debt other than the Mortgage Bonds of NSTAR Gas and Medical Area Total Energy Plant, Inc., a wholly-owned subsidiary of NSTAR, is unsecured.

NSTAR has executed a five-year, $175 million revolving credit agreement that expires January 2, 2012. At December 31, 2006 and 2005, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at December 31, 2006 and 2005, had $53.5 million and $66 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity. Commitment fees must be paid on the total agreement amount. At December 31, 2006 and 2005, NSTAR was in full compliance with the aforementioned covenant as the ratios were 58.3% and 56.7% respectively.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 23, 2008, with maturity dates no later than October 23, 2009, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires January 2, 2012. However, unless NSTAR Electric receives necessary approvals from the MDTE, the credit agreement will expire 364 days from the date of the first draw under the agreement. At December 31, 2006 and 2005, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had a $200 million and $197 million outstanding balance at December 31, 2006 and 2005, respectively. On January 2, 2007, with the effect of the NSTAR Electric merger, the commercial paper program had an outstanding balance of $326 million. Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding Accumulated other comprehensive income (loss) from common equity. At December 31, 2006 and 2005, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 49.0% and 45.9%, respectively.

Effective with the NSTAR Electric merger, NSTAR Gas has $200 million available under one line of credit. As of December 31, 2006 and 2005, NSTAR Gas had $150.7 million and $154.5 million outstanding balances, respectively. NSTAR Gas is not required to seek approval from FERC to issue short-term debt.

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

Interest rates on the outstanding short-term borrowings generally are money market rates and averaged 5.11% and 3.54% in 2006 and 2005, respectively. In aggregate, short-term borrowings totaled $436.4 million and $417.5 million at December 31, 2006 and 2005, respectively.

Note M. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of securities for which it is practicable to estimate the value:

1. Cash and Cash Equivalents

The carrying amounts of $16 million and $15.6 million as of December 31, 2006 and 2005, respectively, approximate fair value due to the short-term nature of these securities.

2. Indebtedness (Excluding Notes Payable)

The fair values of long-term indebtedness are based upon the quoted market prices of similar issues. Carrying amounts and fair values as of December 31, 2006 and 2005 were as follows:

	2006		2005
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness (including current maturities)	$2,536,857	$2,623,100	$2,525,517	$2,642,190

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

Amounts shown on the following table for 2006, 2005 and 2004 include the allocation of NSTAR’s (parent company) results of operations (primarily interest costs) and assets, net of inter-company transactions, and primarily consist of interest charges and investment assets, respectively, to these business segments. The allocation of parent company charges is based on an indirect allocation of the parent company’s investment relating to these various business segments.

The unregulated segment net income for 2006 as compared to 2005 reflects higher revenues for steam, chilled water and electricity sales offset by the partial absence in 2005 and the total absence in 2006 of NSTAR Steam Corporation that ceased operations in September 2005.

(in thousands)	2006	2005	2004
Operating revenues
Electric utility operations	$2,912,115	$2,543,541	$2,350,185
Gas utility operations	517,855	571,199	492,338
Unregulated operations	147,732	128,380	111,809

Consolidated total	$3,577,702	$3,243,120	$2,954,332

Depreciation and amortization
Electric utility operations	$323,701	$299,741	$218,915
Gas utility operations	24,051	22,435	21,310
Unregulated operations	14,470	14,494	14,627

Consolidated total	$362,222	$336,670	$254,852

Operating income tax expense
Electric utility operations	$103,634	$92,239	$90,891
Gas utility operations	6,368	13,589	13,979
Unregulated operations	9,340	4,862	3,460

Consolidated total	$119,342	$110,690	$108,330

Equity income in investments accounted for by the equity method (a)
Electric utility operations	$644	$1,480	$1,607

Interest charges
Electric utility operations	$145,987	$143,044	$128,306
Gas utility operations	22,932	14,643	15,677
Unregulated operations	8,938	9,876	9,722

Consolidated total	$177,857	$167,563	$153,705

Segment net income
Electric utility operations	$174,898	$157,235	$156,679
Gas utility operations	14,184	25,310	25,801
Unregulated operations	17,692	13,590	6,001

Consolidated total	$206,774	$196,135	$188,481

Equity Investments
Electric utility operations	$8,113	$13,705	$13,887

Expenditures for property
Electric utility operations	$378,709	$340,909	$273,729
Gas utility operations	38,761	40,680	35,330
Unregulated operations	8,676	5,676	5,331

Consolidated total	$426,146	$387,265	$314,390

Segment assets
Electric utility operations	$6,764,157	$6,643,783	$6,494,568
Gas utility operations	805,880	797,945	695,329
Unregulated operations	199,358	196,604	201,459

Consolidated total	$7,769,395	$7,638,332	$7,391,356

(a)	The equity income from equity investments is included in other income, net on the accompanying Consolidated Statements of Income.

Note O. Contracts for the Purchase of Energy

1. NSTAR Electric Purchase Power Agreements

As a Massachusetts distribution company, NSTAR Electric is required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier. Basic service rates are reset every six months (every three months for large commercial and industrial customers). The price of basic service is intended to reflect the average competitive market price for power. For basic service power supply, NSTAR Electric makes periodic market solicitations consistent with MDTE regulations. During 2006, NSTAR Electric entered into short-term power purchase agreements to meet its entire basic service supply obligation, other than to its largest customers, for the period January 1, 2007 through June 30, 2007 and for 50% of its obligation, other than to these large customers, for the second-half of 2007. NSTAR Electric has entered into short-term power purchase agreements to meet its entire basic service supply obligation for large customers through March 2007. A request for proposals will be issued quarterly in 2007 for the remainder of the obligation for large customers and semi-annually for non-large customers. For 2006, NSTAR Electric entered into agreements ranging in length from three to twelve-months. NSTAR Electric fully recovers its payments to suppliers through MDTE-approved rates billed to customers.

During late 2004 and early 2005, NSTAR Electric completed several buy-out transactions or restructure certain of its long-term purchase power agreements that pre-dated the 1999 restructuring of the electric market in Massachusetts. These agreements constituted purchase power commitments and reduced the amount of above-market energy costs that NSTAR Electric will incur and collect from its customers through its transition charges.

The Rate Settlement Agreement required NSTAR Electric to design a policy for the procurement of basic service supply for residential customers effective July 1, 2006, permitting NSTAR Electric to execute energy supply contacts for one, two and three-years procuring fifty, twenty-five and twenty-five percent, respectively, of its total energy load requirements for residential customers. NSTAR Electric, after working with the AG and a low-income support organization, developed a schedule to implement this provision. This proposal included a method for further review and modification to potentially include longer-term contracts that are anticipated to reduce price volatility for small consumers, solicited long-term contracts as part of its last 2006 solicitation. However, after review of the proposals, NSTAR Electric, again after consultation with the AG, determined that it would enter into short-term contract alternatives.

2. NSTAR Gas Firm Transportation and Storage Agreements

NSTAR Gas purchases transportation, storage and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that bring gas from major producing regions in the U.S., Gulf of Mexico and Canada to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its gas supply from third-party vendors. Most of the supplies are purchased under a firm portfolio management contract with a term of one year. NSTAR Gas has one multiple year contract, which is used for the purchase of its Canadian supplies. Based on its firm pipeline transportation capacity entitlements, NSTAR Gas contracts for up to 139,373 MMbtu per day of domestic production. In addition, NSTAR Gas has an agreement for up to 4,500 MMbtu per day of Canadian supplies.

NSTAR Gas has various contractual agreements covering the transportation of natural gas and underground natural gas storage facilities, which are recoverable from customers under the MDTE-approved CGAC. The contracts expire at various times from 2008 to 2016. NSTAR Gas’ firm contract demand charges associated with firm pipeline transportation and storage capacity contracts in 2006, 2005 and 2004 were approximately $50.6 million, $47.7 million and $48.4 million, respectively. Refer to the accompanying Notes to Consolidated Financial Statements, Note P, “Commitments and Contingencies,” “Energy Supply” section for NSTAR Gas’ firm contract demand charges at current rates under these contracts for the years after 2006.

Note P. Commitments and Contingencies

1. Service Quality Indicators

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

For 2005, only one of the electric subsidiaries was in a penalty situation and recorded a liability of approximately $0.1 million. On March 1, 2006, NSTAR Electric filed its SQI performance measures for 2005 and on December 21, 2006, the MDTE issued a final order in this matter.

As of December 31, 2006, the NSTAR Electric subsidiaries and NSTAR Gas’ 2006 performance exceeded the applicable established benchmarks such that no net liability has been accrued for 2006.

In late 2004, the MDTE initiated a proceeding to eventually modify and improve the SQI guidelines for all Massachusetts utilities. On December 23, 2006, the MDTE issued its final order and guidelines in the generic SQI evaluation. The new guidelines somewhat alter existing requirements but it does not appear that the changes will have a material impact on NSTAR’s operating results or financial position in the future. Utilities in Massachusetts gather data and report statistics to the MDTE on customer service and billing performance, measures for customer satisfaction, electric service interruption and duration statistics, circuit performance and employee lost time accident rate measures. In addition, gas utilities report their response times to odor calls. Monetary penalties and penalty offsets, which may only be used to offset monetary penalties, as determined, will continue to be based on deviations from established benchmarks and are apportioned to specific penalty measures.

The Rate Settlement Agreement approved by the MDTE on December 30, 2005 established additional performance measures applicable to NSTAR’s rate regulated subsidiaries. The Rate Settlement Agreement outlines that NSTAR Gas will establish and submit a service quality measure based on separate leaks per mile metrics for bare-steel mains and unprotected, coated-steel mains. A specific proposal to implement this performance benchmark is to be submitted to the MDTE for approval and subjects NSTAR Gas to a maximum penalty or incentive of up to $500,000. This provision is still under discussion between the AG and NSTAR Gas. The Rate Settlement Agreement also establishes, for NSTAR Electric, a performance benchmark relating to poor performing circuits, with a maximum penalty or incentive of up to $500,000. Since NSTAR Electric’s filing of its 2005 Annual Service Quality filing earlier in 2006, the MDTE has issued several sets of discovery questions in this matter. NSTAR Electric has responded to the MDTE on a timely basis, including providing updates in September 2006 on detailed electric circuit data. For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $500,000.

2. Contractual Commitments

Leases

NSTAR has leases for facilities and equipment. The estimated minimum rental commitments under non-cancellable capital and operating leases for the years after 2006 are as follows:

(in thousands)
2007	$18,103
2008	16,673
2009	15,168
2010	13,277
2011	10,336
Years thereafter	35,163

$108,720

The total expense for both leases and transmission agreements was $26.8 million in 2006, $28.3 million in 2005 and $27.0 million in 2004, net of capitalized expenses of $2.3 million in 2006, $1.8 million in 2005 and $1.5 million in 2004.

Total rent expense for all operating leases, except those with terms of a month or less, amounted to $15.2 million in 2006, $17.8 million in 2005 and $16.3 million in 2004.

Transmission

As a member of ISO-NE, NSTAR Electric is subject to the terms and conditions of the ISO-NE tariff through February 2010, as NSTAR Electric is obligated to remain a member through this period. NSTAR Electric is obligated to pay for regional network services through that period to support the pooled transmission facilities requirements of other New England transmission owners whose facilities are used by NSTAR Electric. These payments amounted to $89.4 million, $89.6 million and $71.1 million in 2006, 2005 and 2004, respectively. This membership also obligates NSTAR Electric, along with other transmission owners and market participants, to fund a proportionate share of the RTO’s operating and capital expenditures.

Energy Supply

NSTAR Electric entered into short-term power purchase agreements to meet its entire basic service supply obligation, other than to largest customers, for the period January 1, 2007 through June 30, 2007 and for 50% of its obligation, other than to these large customers, for the second-half of 2007. NSTAR Electric has entered into short-term power purchase agreements to meet its entire basic service supply obligation for large customers through March 2007. For 2006, NSTAR Electric entered into agreements ranging in length from three to twelve-months with suppliers to provide full basic service energy and ancillary service requirements at contract rates approved by the MDTE. NSTAR Electric is currently recovering payments it is making to suppliers from its customers and has financial and performance assurances and financial guarantees in place with those suppliers to protect NSTAR Electric from risk in the unlikely event any of its suppliers encounter financial difficulties or fail to maintain an investment grade credit rating. In connection with certain of these agreements, should, in the unlikely event, an individual NSTAR Electric distribution company receive a credit rating below investment grade, that company potentially could be required to obtain certain financial commitments, including but not limited to, letters of credit. Refer to the accompanying Notes to Consolidated Financial Statements, Note O, “Contracts for the Purchase of Energy” for a further discussion.

The following represents NSTAR’s long-term energy related contractual commitments:

(in millions)	2007	2008	2009	2010	2011	Years Thereafter	Total
Electric capacity obligations	$2	$2	$2	$2	$3	$19	$30
Gas contractual obligations	52	51	49	49	46	34	281
Purchase power buy-out obligations	160	162	142	140	75	131	810

	$214	$215	$193	$191	$124	$184	$1,121

Electric capacity obligations represent remaining capacity costs of long-term contracts that reflect NSTAR Electric’s proportionate share of capital and fixed operating costs of two generating units. These contracts expire in 2012 and 2019. In 2006 and 2005, these costs were attributed to 47.9 MW of capacity purchased. Energy costs are paid to generators based on a price per kWh actually received into NSTAR Electric’s distribution system and are in addition to the costs above.

Gas contractual obligations represent agreements covering the transportation of natural gas and underground natural gas storage facilities that are recoverable from customers under the MDTE- approved CGAC. These contracts expire at various times from 2008 through 2016.

Purchase power buy-out obligations represent the buy-out/restructuring agreements for contract termination costs that reduce the amount of above-market costs that NSTAR Electric will collect from its customers through its transition charges. These agreements require NSTAR Electric to make monthly payments through September 2016.

3. Electric Equity Investments and Joint Ownership Interest

NSTAR has an equity investment of approximately 14.5% in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada. As an equity participant, NSTAR is required to guarantee, in addition to each company’s own share, the obligations of those participants who do not meet certain credit criteria. At December 31, 2006, NSTAR’s portion of these guarantees amounted to $7.9 million. NEH and NHH have agreed to use their best efforts to limit their equity investment to 40% of their total capital during the time NEH and NHH have outstanding debt in their capital structure. In order to meet their best efforts obligations pursuant to the Equity Funding Agreement dated June 1, 1985, as amended, for NEH and NHH, in 2006, NEH repurchased a total of 140,000 of its outstanding shares from all equity holders and NHH repurchased a total of 850 outstanding shares from all equity holders. In 2006, NSTAR Electric’s reduction of its equity ownership resulting from NEH buy-back of 20,254 shares and NHH buy-back of 123 shares was approximately $0.5 million.

NSTAR Electric collectively has an equity ownership of 14% in CY, 14% in YA, and 4% in MY, (collectively, the “Yankee Companies”). Periodically, NSTAR obtains estimates from the management of the Yankee Companies on the cost of decommissioning the CY and the YA nuclear units that are completely shut down and currently conducting decommissioning activities.

MY was notified on October 3, 2005 by the NRC that its former plant site was decommissioned in accordance with NRC procedures. The NRC amended MY’s license, reducing the land under the license from approximately 179 acres to the 12 acre ISFSI that includes a dry cask storage facility, and marked the first time a commercial nuclear power plant in the United States was fully decommissioned with all plant buildings removed. MY’s amended license continues to apply to the ISFSI where spent nuclear fuel from the plant’s 23 years of operation is stored. MY remains responsible for the security and protection of the ISFSI and is required to maintain a radiation monitoring program at the site.

Based on estimates from the Yankee Companies’ management as of December 31, 2006, the total remaining approximate cost for decommissioning and/or security or protection of each nuclear unit is as follows: $410.3 million for CY, $93.9 million for YA and $170.4 million for MY. Of these amounts, NSTAR Electric is obligated to pay $57.4 million towards the decommissioning of CY, $13.2 million toward YA, and $6.8 million toward MY. These estimates are recorded in the accompanying Consolidated Balance Sheets as Energy contract liabilities with a corresponding Regulatory asset and do not impact the current results of operations and cash flows. These estimates may be revised from time to time based on information available to the Yankee Companies regarding future costs. The Yankee Companies have received approval from FERC for recovery of these costs and NSTAR expects any additional increases to these costs to be included in future rate applications with the FERC, with any resulting adjustments being charged to their respective sponsors, including NSTAR Electric. NSTAR Electric would recover its share of any allowed increases from customers through the transition charge.

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

CY’s estimated decommissioning costs have increased reflecting the fact that CY is now self-performing all work to complete the decommissioning of the plant due to the termination of the decommissioning contract with Bechtel. In July 2004, CY filed with FERC for recovery of these increased costs. In August 2004, FERC issued an order accepting the new rates, beginning in February 2005, subject to the outcome of a hearing and refund to allow for this recovery. In November 2005, the Administrative Law Judge overseeing the hearing issued a ruling favorable to CY, including findings that the allegations of imprudence raised by interveners were not substantiated. Subsequently, on August 15, 2006, CY filed a settlement agreement among various interveners that settled all issues in the FERC proceeding. The full Commission approved the settlement on November 16, 2006.

On March 7, 2006, CY and Bechtel executed a settlement agreement that fully, mutually and immediately settled a dispute in a Connecticut state court among the parties and signed releases against all future claims. Bechtel agreed to settle with CY, and CY withdrew its termination of the decommissioning contract for default and instead deemed it terminated by agreement. NSTAR Electric’s portion of the settlement proceeds will reduce its ultimate future decommissioning obligation. NSTAR Electric recovers decommissioning costs from its customers and therefore, this settlement will not have an impact on NSTAR’s results of operations, financial position or cash flows.

On December 21, 2006, the shareholders of CY approved a resolution to repurchase 276,575 of its outstanding shares from all equity holders at a price of $108.4681 per share and declared those shares payable at the close of business on that date. The total value of this buy-back transaction was approximately $30 million. NSTAR Electric’s reduction of its equity ownership resulting from the CY buy-back of 38,721 shares was approximately $4.2 million.

During the course of carrying out the decommissioning work, YA identified increases in the scope of soil remediation and certain other remediation required to meet environmental standards beyond the levels assumed in a 2003 Estimate. On November 23, 2005, YA submitted a filing to the FERC for adjustments to its Rate Schedules to revise the level of collections to recover the costs of completing the decommissioning of YA’s retired nuclear generating plant (the 2005 Estimate). The schedule for the completion of physical work was extended until the end of August 2006 and the costs of completing decommissioning was estimated to be approximately $63 million greater than the estimate that formed the basis of the 2003 FERC settlement. Based on this allocation increase, NSTAR Electric will be obligated to pay an additional $8.8 million for the decommissioning of YA. Most of the cost increase relates to decommissioning expenditures that were made during 2006, followed by a significant reduction in those charges during the years 2007 through 2010. On

January 31, 2006, FERC issued an order accepting the rates for filing, effective February 1, 2006, subject to hearing and refund. FERC ordered the hearing held in abeyance pending the outcome of settlement negotiations. The parties to these negotiations subsequently reached a settlement agreement that was filed with FERC on May 1, 2006. The settlement agreement extends the collection period to 2014, but revises the schedule of decommissioning charges to reflect a reduction of nearly $28 million compared to the 2005 estimate, based on a modification to the annual escalation factor, elimination of the litigation costs associated with a protracted FERC proceeding and a modification to the contingency assumption. Based on this allocation decrease, NSTAR Electric’s obligation is reduced by $4 million. The settlement agreement was approved by FERC on July 31, 2006.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future. Changes in these estimates will not affect NSTAR’s results of operations or cash flows because these costs will be collected from customers through NSTAR Electric’s transition charge filings with the MDTE.

On October 4, 2006, the U.S. Court of Federal Claims issued judgment in a spent nuclear fuel litigation in the amounts of $34.2 million, $32.9 million and $75.8 million for CY, YA and MY, respectively. The Yankee Companies alleged the failure of the DOE to provide for a permanent facility to store spent nuclear fuel. NSTAR Electric’s portion of the judgment amounted to $4.8 million, $4.6 million and $3 million, respectively. The decision awards the Yankee Companies the above stated damages for spent fuel storage costs that they incurred through 2001 for CY and YA and through 2002 for MY. CY, YA and MY had sought $37.7 million, $60.8 million and $78.1 million, respectively, of damages through the same period.

On December 4, 2006, the DOE filed its notice of appeal of the trial court’s decision. The Yankee Companies filed notices of cross appeal with the U.S. Circuit Court on December 14, 2006. Given these appeals, the Yankee Companies have not recognized the damage awards on their financial statements. The Yankee Companies’ respective FERC settlements require that such damage awards, once realized, net of taxes and net of further spent fuel trust funding, be credited to ratepayers, including NSTAR.

The decision, if upheld, establishes the DOE’s responsibility for reimbursing the Yankee Companies for their actual costs (through 2001 for CY and YA and through 2002 for MY) for the incremental spent fuel storage, security, construction and other costs of the ISFSI. Although the decision leaves open the question regarding damages in subsequent years, the decision does support future claims for the remaining ISFSI construction costs. NSTAR cannot predict the ultimate outcome of this decision on appeal.

4. Financial and Performance Guarantees

On a limited basis, NSTAR and certain of its subsidiaries may enter into agreements providing financial assurance to third parties. Such agreements include letters of credit, surety bonds, and other guarantees.

At December 31, 2006, outstanding guarantees totaled $31.2 million as follows:

(in thousands)
Letters of Credit	$5,560
Surety Bonds	17,753
Other Guarantees	7,859

Total Guarantees	$31,172

Letters of Credit

NSTAR has issued a $5.6 million letter of credit for the benefit of a third party, as trustee in connection with the 6.924% Notes of one of its subsidiaries. The letter of credit is available if the subsidiary has insufficient funds to pay the debt service requirements. As of December 31, 2006, there have been no amounts drawn under this letter of credit.

Surety Bonds

As of December 31, 2006, certain of NSTAR’s subsidiaries have purchased a total of $1.6 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR and certain of its subsidiaries have purchased approximately $16.2 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR and certain of its subsidiaries to the Commonwealth of Massachusetts required as part of the Company’s workers’ compensation self-insurance program. NSTAR and certain of its subsidiaries have indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR’s Senior Note rating to below BBB by S&P and/or to below Baa1 by Moody’s. These Indemnity Agreements cover both the performance surety bonds and workers’ compensation bonds.

Other

NSTAR and its subsidiaries have also issued $7.9 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.

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

In accordance with a court approved settlement agreement relating to litigation brought against Boston Edison by various governmental entities, Boston Edison paid $8.6 million in September, 2006 upon final judgment of the Massachusetts Superior Court. This payment did not have a current earnings impact, as NSTAR recognized of this liability in the second quarter of 2005. In December 2006, Boston Edison settled with its insurance carrier for $4.5 million relating to this claim. In 2004, a Superior Court had issued a decision favorable to Boston Edison that put the burden of proof on the plaintiffs to determine Boston Edison’s liability for contamination. The SJC reversed the Superior Court’s 2004 ruling and held that the plaintiffs in this matter were allowed to seek joint and several liability against the defendants, including Boston Edison. On March 8, 2006, a settlement resolving Boston Edison’s liability was finalized and filed with the Superior Court, which approved and entered final judgment on August 8, 2006.

As of December 31, 2006 and 2005, NSTAR had reserves of $2.9 million and $10.3 million, respectively, for all potential remaining environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to all of its sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of December 31, 2006 and 2005, NSTAR recorded a liability of approximately $3.2 million and $3.6 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

6. Regulatory and Legal Proceedings

a. Rate Settlement Agreement and Other Rate Filings

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR, the AG and several interveners. During 2006, NSTAR Electric lowered its transition rates by $20 million effective January 1 and on May 1, increased its distribution rates by $30 million with a corresponding reduction in transition charges. The Rate Settlement Agreement requires NSTAR Electric to lower its transition rates from what would otherwise have been billed, and then any annual adjustment to distribution rates will be offset by an equal and opposite change in the transition rates. Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%. On December 1, 2006, NSTAR filed blended Basic Service rates with the MDTE, effective January 1, 2007. The individual Boston Edison, ComElectric and Cambridge Electric Basic Service rates are blended into rates applicable to the entire NSTAR Electric service territory pursuant to the MDTE’s approval of the NSTAR Electric merger.

NSTAR Electric filed its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006 to further implement the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007. For 2007, as further discussed below, NSTAR Electric’s distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to the transition rate. The performance-based SIP factors in the gross domestic product price index minus a productivity offset and rate adjustment factor that results in a 2.64% increase in distribution rates. Also included effective January 1, 2007 is Cambridge Electric’s 13.8kV transmission facility with estimated revenues of $13.4 million to be classified as distribution facilities and included in distribution rates that require an offsetting adjustment to the transmission rate. The CPSL program required that NSTAR Electric spend not less than $10 million in 2006 on capital additions and incremental operation and maintenance expense related to specific projects designed to improve reliability and safety. For 2007, the CPSL cost recovery is estimated to be $13.3 million. The total of the SIP and CPSL will result in higher total distribution rates of 4.3%, with a corresponding reduction in transition rates. The CPSL and 13.8kV amounts are subject to subsequent MDTE review and reconciliation to actual costs for 2006.

On December 1, 2006, NSTAR filed blended Basic Service and transmission rates with the MDTE, effective January 1, 2007. The blended Basic Service rate was approved on December 19, 2006 and the blended transmission rate was approved on January 3, 2007. The individual Boston Edison, ComElectric and Cambridge Electric Basic Service rates were blended into rates applicable to the entire NSTAR Electric service territory pursuant to the MDTE’s approval of the NSTAR Electric merger.

On March 24, 2006, the MDTE approved a second settlement relating to ComElectric’s and Cambridge Electric’s reconciliation of transmission costs and revenues. As a result of this settlement, NSTAR Electric will refund in 2007 $6 million and $2.5 million to the customers of the former ComElectric and Cambridge Electric companies, respectively. This agreement had no impact on NSTAR’s consolidated results of operations for 2006, as this refund has been previously recognized.

As of December 31, 2006, settlement discussions with an intervener and the AG are ongoing with respect to the former Boston Edison’s 2004 and 2005 reconciliation filings. A determination by the MDTE regarding the reconciliation of Boston Edison’s 2004 and 2005 costs for transmission, transition, standard offer and basic service have been delayed and will be decided by the MDTE in a proceeding. Similarly, a determination by the MDTE regarding the reconciliation of Cambridge Electric’s and ComElectric’s 2005 reconciliation filings will be decided in separate proceedings. NSTAR cannot predict the timing or the ultimate outcome of these proceedings.

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

On October 19, 2005, the MDTE approved a settlement agreement between Cambridge Electric, ComElectric and the AG to resolve issues relating to the reconciliation of transition, standard offer and basic service costs for 2003 and 2004. This settlement agreement had no material effect on NSTAR’s consolidated results of operations, cash flows and financial condition.

On October 31, 2006, the FERC authorized for the participating New England Transmission Owners, including NSTAR Electric, an ROE on regional transmission facilities of 10.2% plus a 50 basis point adder for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter. In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC’s approved ROEs, provide 11.7% and 12.4% returns for the respective time frames. RTO-NE ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues. Transmission projects that are in progress including NSTAR Electric’s 345kV project, are expected to significantly minimize these congestion costs and enhance reliability in the region. The New England Transmission Owners accepted the terms of the October 31, 2006 FERC decision, with one exception, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE, for which the FERC did not provide an explanation for its action and which the New England Transmission Owner’s believe is not supported by the record evidence. The New England Transmission Owners contend that the base ROE should be 10.5%. The Company is unable to determine the ultimate timing or result of the rehearing process or of the ultimate FERC decision.

Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among those companies. The new tariffs become effective on June 1, 2005; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener. On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC. The settlement must be approved by the full Commission prior to becoming final. NSTAR cannot predict the timing or ultimate resolution of this proceeding.

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

7. Capital Expenditures and Financings

The most recent estimates of capital expenditures and long-term debt maturities for the years 2007 and 2008-2011 are as follows:

(in thousands)	2007	2008-2011
Capital expenditures	$404,300	$1,215,000
Long-term debt	$176,081	$1,160,715

In the five-year period 2007 through 2011, plant expenditures are forecasted to be used for system reliability and performance improvements, customer service enhancements and capacity expansion to meet expected growth in the NSTAR service territory. In 2006, these factors contributed significantly to the $38.9 million increase in plant expenditures from 2005. Included in these amounts are expenditures of $69 million and $120 million in 2006 and 2005, respectively, for NSTAR Electric’s 345kV transmission line project ($11 million spent in 2004). This project involves the construction of two 345kV transmission lines from a switching station in Stoughton, Massachusetts to substations in the Hyde Park section of Boston and to South Boston, respectively (phase one). Total spending on this project through December 31, 2006 is approximately $200 million, with approximately $20 million to be spent in 2007. The first line of this project was placed in service in October 2006 and the second line of phase one is expected to be placed in service by the end of the first quarter of 2007. Phase two of the 345kV project, which will add a third and final line to the project, is expected to be in service in 2008. Expenditures on this phase of the project are expected to amount to $55 million and $38 million in 2007 and 2008, respectively. This transmission line ensures continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area. A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE’s approval and will be recovered by NSTAR through wholesale and retail transmission rates.

Management continuously reviews its capital expenditure and financing programs. These programs and, therefore, the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

Report of Independent Registered Public Accounting Firm

To Shareholders and Trustees of NSTAR:

We have completed integrated audits of NSTAR’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of NSTAR and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note I to the accompanying consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 16, 2007

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, NSTAR management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this evaluation, NSTAR management has evaluated and concluded that NSTAR’s internal control over financial reporting was effective as of December 31, 2006.

NSTAR is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s assessment of the effectiveness of NSTAR’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited NSTAR’s consolidated financial statements included herewith in this Form 10-K.

Item 9B.	Other Information

None

Part III

The information called for by Part III (Items 10(a), 11, 12, 13, and 14) will be included in NSTAR’s 2007 Proxy Statement (as specified below) to be filed in connection with the Annual Meeting of Shareholders to be held on May 3, 2007 and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission on or about March 15, 2007.

Item 10.	Trustees, Executive Officers and Corporate Governance

The information with respect to Trustees of NSTAR, information with respect to compliance with the reporting obligations under Section 16(a) of the Exchange Act, information concerning NSTAR’s code of ethics applicable to senior management, information on NSTAR’s compliance with corporate governance regulations, and information on NSTAR’s Board of Trustees’ audit committee financial expert, is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 3, 2007 under the captions “Information about the NSTAR Board, Nominees and Incumbent Trustees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Governance of the Company.” NSTAR’s Definitive Proxy Statement is expected to be filed on or about March 15, 2007. Information regarding NSTAR’s executive officers found in the section captioned “Executive Officers of the Registrant” in Item 4A of Part 1 hereof is also incorporated herein by reference into this Item 10.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption “Executive Compensation,” including NSTAR’s “Compensation Discussion and Analysis” and “Executive Personnel Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans located in Item 5, Section (d) of Part II hereof is also incorporated by reference into this Item 12. Other information required by this Item is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders under the captions “Trustee Compensation,” “Common Share Ownership by Trustees and Executive Officers, “ and “Change in Control Agreements.”

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The information required by this Item is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption “Governance of the Company - Board Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption “2006-2005 Audit and Related Fees.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1.	Financial Statements:

Page
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	56
Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	57
Consolidated Statements of Retained Earnings for the years ended December 31, 2006, 2005 and 2004	57
Consolidated Balance Sheets as of December 31, 2006 and 2005	58-59
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	60
Notes to Consolidated Financial Statements	61
Selected Consolidated Quarterly Financial Data (Unaudited)	20
Report of Independent Registered Public Accounting Firm	97-98

2. Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	106

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

Exhibit 10	Material Contracts

10.1	NSTAR Excess Benefit Plan, effective August 25, 1999 (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 1-14768)

10.2	NSTAR Supplemental Executive Retirement Plan, effective August 25, 1999 (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 1-14768)

10.3	Special Supplemental Executive Retirement Agreement between Boston Edison Company and Thomas J. May dated March 13, 1999, regarding Key Executive Benefit Plan and Supplemental Executive Retirement Plan (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 1-14768)

10.4	Executive Retirement Plan Agreement between NSTAR and Werner J. Schweiger dated as of February 25, 2002, regarding Supplemental Executive Retirement Plan (NSTAR Form 10-K for the year ended December 31, 2004, File No. 1-14768)

10.5	Amended and Restated Change in Control Agreement between NSTAR and Thomas J. May dated February 15, 2007 (filed herewith)

10.6	NSTAR Deferred Compensation Plan (Restated Effective August 25, 1999) (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 1-14768)

10.7	NSTAR 1997 Share Incentive Plan, as amended June 30, 1999 and assumed by NSTAR effective August 28, 2000 (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 1-14768)

10.7.1	NSTAR 1997 Share Incentive Plan, as amended January 24, 2002 (NSTAR Form 10-K for the year ended December 31, 2002, File No. 1-14768)

10.8	Amended and Restated Change in Control Agreement between James J. Judge and NSTAR, dated February 15, 2007 (filed herewith)

10.9	NSTAR Trustee’s Deferred Plan (Restated Effective August 25, 1999), dated October 20, 2000 (NSTAR Form 10-Q for the quarter ended September 30, 2000, File No. 1-14768)

10.10	Master Trust Agreement between NSTAR and State Street Bank and Trust Company (Rabbi Trust), effective August 25, 1999 (NSTAR Form 10-Q for the quarter ended September 30, 2000, File No. 1-14768)

10.11	Amended and Restated Change in Control Agreement between Douglas S. Horan and NSTAR, dated February 15, 2007 (filed herewith)

10.12	Amended and Restated Change in Control Agreement between Joseph R. Nolan, Jr. and NSTAR, dated February 15, 2007 (filed herewith)

10.13	Amended and Restated Change in Control Agreement between Werner J. Schweiger and NSTAR, dated February 15, 2007 (filed herewith)

10.14	Amended and Restated Change in Control Agreement between NSTAR’s other Senior Vice Presidents (in form) and NSTAR, dated February 15, 2007 (filed herewith)

10.15	Amended and Restated NSTAR Annual Incentive Plan as of January 1, 2003 (NSTAR Form 10-K for the year ended December 31, 2004, File No. 1-14768)

10.16	Amended and Restated Power Purchase Agreement (NEA A PPA), dated August 19, 2004, by and between Boston Edison and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.17	Amended and Restated Power Purchase Agreement (NEA B PPA), dated August 19, 2004, by and between Boston Edison and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.18	Amended and Restated Power Purchase Agreement (CECO 1 PPA), dated August 19, 2004, by and between ComElectric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.19	Amended and Restated Power Purchase Agreement (CECO 2 PPA), dated August 19, 2004, by and between ComElectric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.20	The Bellingham Execution Agreement, dated August 19, 2004 between Boston Edison and ComElectric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.21	Purchase and Sale Agreement, dated June 23, 2004, between Boston Edison and Transcanada Energy Ltd. (Ocean State Power Contract) (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.22	Termination Agreement, dated June 2, 2004, by and between Cambridge Electric and Pittsfield Generating Company, L. P. (f/k/a Altresco Pittsfield, L.P.) (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.23	Termination Agreement, dated June 2, 2004, by and between ComElectric and Pittsfield Generating company, L. P. (f/k/a Altresco Pittsfield, L.P.) (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

Transmission Agreements

10.2.1	Second Restated NEPOOL Agreement among Boston Edison, Cambridge Electric, Canal and ComElectric and various other electric utilities operating in New England, dated August 16, 2004 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.2.1.1	Transmission Operating Agreement among Boston Edison, Cambridge Electric, Canal, ComElectric and various other electric transmission providers in New England and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.2.1.2	Market Participants Service Agreement among Boston Edison, Cambridge Electric, Canal, ComElectric, various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.2.1.3	Rate Design and Funds Disbursement Agreement among Boston Edison, Cambridge Electric, Canal, ComElectric and various other electric transmission providers in New England, dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.2.1.4	Participants Agreement among Boston Edison, Cambridge Electric, Canal, ComElectric, various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005 (filed herewith)

Exhibit 21	Subsidiaries of the Registrant

21.1	(filed herewith)

Exhibit 23	Consent of Independent Accountants

23.1	(filed herewith)

Exhibit 31	Rule 13a - 15/15d-15(e) Certifications (filed herewith)

31.1	Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Section 1350 Certifications (filed herewith)

32.1	Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99	Additional Exhibits

99.1	Annual Reports on Form 11-K for certain employee savings plans for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, as dated June 27, 2006, June 28, 2005, June 25, 2004, June 30, 2003 and June 28, 2002, respectively, (File No. 1-14768)

99.2	MDTE Order approving Settlement Agreement dated December 31, 2005 (NSTAR Form 8-K for the event reported December 30, 2005, dated January 4, 2006, File No. 1-14768).

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(In Thousands)

		Additions
Description	Balance at Beginning of Year	Provisions Charged to Operations	Recoveries	Deductions Accounts Written Off	Balance At End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2006	$24,504	$31,552	$7,277	$36,093	$27,240
Year Ended December 31, 2005	$21,804	$28,585	$8,215	$34,100	$24,504
Year Ended December 31, 2004	$23,424	$24,569	$7,371	$33,560	$21,804

FORM 10-K	NSTAR	DECEMBER 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR
(Registrant)

Date: February 16, 2007	By:	/s/ ROBERT J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 16th day of February 2007.

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