Form 10-Q
period 2007-03-31
NSTAR/MA
filed 2007-05-01
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1 per share, as of April 27, 2007.

NSTAR

Form 10-Q

 Quarterly Period Ended March 31, 2007

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements
	Consolidated Statements of Income	4
	Consolidated Statements of Retained Earnings	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Balance Sheets	6 - 7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9 - 18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II. Other Information:

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	32

Signature		34

Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may access materials NSTAR has filed with the SEC on the SEC's website at www.sec.gov. In addition, NSTAR's Board of Trustees has various committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee and a Board Governance and Nominating Committee. The Board also has a standing Executive Committee. The Board has adopted the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. NSTAR intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Officer or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, on Form 8-K, within five business days following the date of such amendment or waiver. NSTAR's SEC filings and Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR's executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR's website at www.nstar.com. Copies of NSTAR's SEC filings may also be obtained by writing to NSTAR's Investor Relations Department at the address on the cover of this Form 10-Q or by calling 781-441-8338.

The certifications of NSTAR's Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes -Oxley Act of 2002 are attached to this Quarterly Report on Form 10-Q as Exhibits 31.1, 31.2, 32.1 and 32.2.

Glossary of Terms

The following is a glossary of frequently used abbreviations or acronyms that are used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.

Regulatory and State Authorities
AG	Attorney General of the Commonwealth of Massachusetts
CUC	Commonwealth Utilities Commission
DPU (f.k.a. MDTE)	Massachusetts Department of Public Utilities
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc.
MDTE	Massachusetts Department of Telecommunications and Energy
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
BBtu	Billions of British thermal units
CGAC	Cost of Gas Adjustment Clause
DSM	Demand-Side Management
ED	Exposure Draft
EPS	Earnings Per Common Share
FIN	FASB Interpretation Number
GAAP	Accounting principles generally accepted in the United States of America
LDAC	Local Distribution Adjustment Clause
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MWh	Megawatthour (equal to one million watthours)
NEMA	Northeastern Massachusetts
OATT	Open Access Transmission Tariff
PBR	Performance Based Distribution Rates
RMR	Reliability Must Run
SFAS	Statement of Financial Accounting Standards
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method

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
-

prevailing governmental policies and regulatory actions (including those of the DPU and FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power,  municipalization acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in, and compliance with, environmental and safety laws and policies

-	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
-	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
-	impact of continued cost control procedures on operating results
-	ability to maintain current credit ratings
-	impact of uninsured losses
-	impact of union contract negotiations
-	impact of conservation measures and self-generation by our customers
-	changes in financial accounting and reporting standards
-	changes in specific hazardous waste site conditions and the specific cleanup technology
-	prices and availability of operating supplies
-	the impact of terrorist acts
-	changes in tax laws, regulations and rates, and
-	impact of performance service quality measures

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

Part I. Financial Information

Item 1. Financial Statements

NSTAR

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006

Operating revenues	$984,378	$1,034,770

Operating expenses:
Purchased power	433,801	507,412
Cost of gas sold	178,440	167,280
Operations and maintenance	114,029	106,746
Depreciation and amortization	96,583	93,937
DSM and renewable energy programs	17,966	18,251
Property and other taxes	26,703	26,973
Income taxes	27,669	26,693
Total operating expenses	895,191	947,292

Operating income	89,187	87,478

Other income (deductions):
Other income, net	3,704	1,939
Other deductions, net	(764)	(663)
Total other income, net	2,940	1,276

Interest charges:
Long-term debt	29,534	29,330
Transition property securitization	9,669	11,660
Short-term debt and other	6,145	4,710
AFUDC	(1,531)	(1,483)
Total interest charges	43,817	44,217

Preferred stock dividends of subsidiary	490	490
Net income	$47,820	$44,047

Weighted average common shares outstanding:
Basic	106,808	106,808
Diluted	107,150	107,098

Earnings per common share:
Basic and Diluted	$0.45	$0.41

Dividends declared per common share	$0.3250	$0.3025

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006

Balance at the beginning of the period, as previously reported	$664,323	$621,500
Adoption of FIN 48 adjustment	46,610	-
Adjusted balance at the beginning of the period	710,933	621,500
Add:
Net income	47,820	44,047
Subtotal	758,753	665,547

Deduct:
Dividends declared:
Common shares *	34,713	64,619
Balance at the end of the period	$724,040	$600,928

*

As a result of a change in NSTAR's Board of Trustees meetings schedule in 2005, the fourth quarter dividend typically declared in December was approved on January 26, 2006. The dividend payment schedule remains unchanged.

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006

Net income	$47,820	$44,047
Other comprehensive income, net:
Pension and postretirement benefits costs	517	-
Deferred income tax expense	(213)	-
Comprehensive income	$48,124	$44,047

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2007	2006
Assets
Utility Plant:
Electric and gas plant in service, at original cost	$5,050,057	$5,033,562
Less: accumulated depreciation	1,265,136	1,244,163
	3,784,921	3,789,399
Construction work in progress	194,827	155,862
Net utility plant	3,979,748	3,945,261

Other property and investments:
Nonutility property, net	138,605	140,866
Equity investments	7,736	8,113
Other investments	80,144	74,482
	226,485	223,461

Current assets:
Cash and cash equivalents	22,449	16,132
Restricted cash	3,903	7,010
Accounts receivable, net of allowance of $29,217 and $27,240, respectively	394,789	317,220
Accrued unbilled revenues	45,965	58,976
Regulatory assets	452,023	418,783
Inventory, at average cost	53,796	124,874
Other	13,256	16,514
	986,181	959,509

Deferred debits:
Regulatory assets	2,320,185	2,434,737
Other	82,799	77,062
	2,402,984	2,511,799

Refundable income taxes	129,120	129,120
Total assets	$7,724,518	$7,769,150

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2007	2006
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share, 200,000,000 shares
authorized, 106,808,376 issued and outstanding	$106,808	$106,808
Premium on common shares	826,030	823,450
Retained earnings	724,040	664,323
Accumulated other comprehensive loss	(11,714)	(12,018)
	1,645,164	1,582,563

Long-term debt and preferred stock:
Long-term debt	1,722,750	1,723,558
Transition property securitization	558,563	637,217
Cumulative non-mandatory redeemable preferred stock of subsidiary, par value $100 per share, 2,890,000 shares authorized, 430,000 shares outstanding	43,000	43,000
	2,324,313	2,403,775

Current liabilities:
Long-term debt	5,914	83,999
Transition property securitization	136,959	92,083
Notes payable	512,000	436,400
Income taxes	31,650	17,485
Accounts payable	284,044	302,240
Energy contracts	171,739	204,470
Accrued interest	27,211	37,742
Dividends payable	35,039	35,039
Accrued expenses	14,914	15,184
Other	83,356	47,721
	1,302,826	1,272,363

Deferred credits:
Accumulated deferred income taxes	1,204,006	1,209,734
Unamortized investment tax credits	21,364	21,785
Energy contracts	534,233	563,936
Pension and other postretirement liability	264,812	264,246
Regulatory liability - cost of removal	263,111	260,198
Other	164,689	190,550
	2,452,215	2,510,449

Commitments and contingencies

Total capitalization and liabilities	$7,724,518	$7,769,150

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$47,820	$44,047
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	96,897	96,349
Deferred income taxes	2,597	137
Noncash stock-based compensation	2,121	1,948
Purchase power contract buyouts	(39,170)	(28,710)
Net changes in:
Accounts receivable and accrued unbilled revenues	(64,558)	(88,670)
Accounts payable	(4,006)	(12,321)
Other current assets	41,096	44,516
Other current liabilities	6,268	32,254
Net change from other operating activities	96,010	12,858
Net cash provided by operating activities	185,075	102,408

Investing activities:
Plant expenditures (including AFUDC)	(88,576)	(111,483)
Decrease in restricted cash	3,101	3,278
Investments	(1,447)	131
Net cash used in investing activities	(86,922)	(108,074)

Financing activities:
Long-term debt redemptions	(79,207)	(2,436)
Premium payment on long-term debt redemption	(17,647)	-
Issuance of long-term debt, net of discount	-	197,886
Transition property securitization redemptions	(33,778)	(46,789)
Debt issue costs	-	(1,750)
Net change in notes payable	75,600	(95,100)
Change in disbursement accounts	(1,882)	(10,503)
Dividends paid	(34,713)	(32,310)
Cash received for exercise of equity options	275	85
Cash used to settle equity compensation	(484)	(103)
Net cash (used in) provided by financing activities	(91,836)	8,980

Net increase in cash and cash equivalents	6,317	3,314
Cash and cash equivalents at the beginning of the year	16,132	15,612
Cash and cash equivalents at the end of the period	$22,449	$18,926

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$53,430	$46,127
Income taxes, net of refunds	$12,325	$14,143

Noncash financing activity:
Plant expenditures included in accounts payable	$29,661	$16,138

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR's 2006 Annual Report on Form 10-K.

Note A. Business Organization and Summary of Significant Accounting Policies

1. About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. NSTAR's retail electric and natural gas utility distribution subsidiaries are NSTAR Electric and NSTAR Gas, respectively. Reference in this report to "NSTAR" shall mean the registrant NSTAR or NSTAR and its subsidiaries as the context requires. NSTAR also has ownership interests in and conducts non-utility, unregulated operations.

2. Basis of Consolidation and Accounting

The accompanying financial information presented as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 have been prepared from NSTAR's books and records without audit by an independent registered public accounting firm. However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB. Financial information as of December 31, 2006 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP. In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

NSTAR's utility subsidiaries follow accounting policies prescribed by the FERC and the DPU (formerly known as the MDTE). Effective April 11, 2007, the MDTE was restructured as the DPU. In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the SEC. NSTAR's utility subsidiaries are subject to the FASB SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries. The distribution and transmission businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71.

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

The results of operations for the three-month periods ended March 31, 2007 and 2006 are not indicative of the results that may be expected for an entire year. The demand for electricity and natural gas is affected by weather conditions and our customers' conservation measures caused by increases in global energy costs. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months. Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3. Stock-Based Compensation

NSTAR applies the recognition and measurement principles of SFAS No. 123(R), "Share-Based Payments" to determine its share-based compensation. Under the fair value recognition provision of SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the value of the award. Determining the fair value of its share-based awards at the grant date requires judgment, including estimating expected dividends and stock price volatility. NSTAR recognizes the cost of its share-based compensation in the statement of income over the period during which an employee is required to provide services. No share-based awards were granted during the three months ended March 31, 2007.

4. Pension and Other Postretirement Benefits

NSTAR applies the funded status recognition provisions of SFAS No. 158, "Employer's Accounting for Deferred Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" to record the funded status of the pension and other postretirement benefit plans. The net periodic pension and other postretirement benefit costs for the first quarter were estimated based on the latest available participant census data. A full actuarial valuation will be completed during the second quarter. At that time, the cost estimates will be adjusted based on the actual actuarial study results.

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees. During the first three months of 2007, NSTAR did not contribute to the Plan and does not anticipate making contributions to the Plan for the remainder of 2007 due to its current funded status.

SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension and postretirement benefits cost.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2007	2006
Service cost	$5.7	$5.4
Interest cost	16.2	14.5
Expected return on Plan assets	(20.9)	(19.5)
Amortization of prior service cost	-	-
Recognized actuarial loss	5.7	6.1
Net periodic pension benefit cost	$6.7	$6.5

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. Under certain circumstances, eligible retirees are required to contribute for postretirement benefits. During the first three months of 2007, NSTAR contributed $2.9 million to this plan and anticipates making $12.1 million in contributions for the remainder of 2007 toward these benefits.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2007	2006
Service cost	$1.7	$1.5
Interest cost	9.0	8.3
Expected return on Plan assets	(7.6)	(7.1)
Amortization of prior service cost	(0.4)	-
Amortization of transition obligation	0.2	0.2
Recognized actuarial loss	2.6	2.6
Net periodic postretirement benefit cost	$5.5	$5.5

5. Future Accounting Requirement

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities."  This statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 will apply to fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 159 may have, if any, on its financial position.

Note B. Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of March 31, 2007 and December 31, 2006, the estimated amount of the cost of removal included in regulatory liabilities was approximately $263 million and $260 million, respectively, based on the cost of removal component in current depreciation rates.

Note C. Derivative Instruments

     Energy Contracts

The electric distribution industry may contract to buy and sell electricity under option contracts, which allow the distribution company the flexibility to determine when and in what quantity to take electricity in order to align with its demand for electricity. These contracts would normally meet the definition of a derivative instrument requiring mark-to-market accounting. However, because electricity cannot be stored and utilities are obligated to maintain sufficient capacity to meet the electricity needs of their customer base, an option contract for the purchase of electricity typically qualifies for the normal purchases and sales exception as described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and Derivative Implementation Group interpretations and, therefore, does not require mark-to-market accounting. As a result, these agreements are not reflected as an asset or liability on the accompanying Consolidated Balance Sheets as they qualify for the normal purchases and sales exception. NSTAR accounts for its energy contracts in accordance with SFAS 133 and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).

      Hedging Agreements

NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. The objective of this practice is to minimize fluctuations in prices to NSTAR firm gas sales customers. NSTAR Gas does not take physical delivery of gas when the financial contracts are executed. These contracts qualify as derivative financial instruments and specifically cash flow hedges under SFAS 133, as amended by SFAS 149. Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, if such contracts were settled. All costs incurred are included in the firm sales CGAC and are fully recoverable from customers. Therefore, NSTAR Gas records an offsetting regulatory asset or liability. Management implemented this practice with five major financial institutions. Currently, these derivative contracts extend through April 2008. At March 31, 2007 and December 31, 2006, NSTAR has recorded a liability and a corresponding regulatory asset of $2.2 million and $32.7 million, respectively, reflecting the fair value of these contracts. During the three months ended March 31, 2007, approximately $21 million of these financial contracts were settled.

Note D. Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and consumer division statistics performance for all Massachusetts utilities. NSTAR Electric and NSTAR Gas are required to report annually to the DPU concerning their performance as to each measure and are subject to maximum penalties of up to two percent of total transmission and distribution revenues should performance fail to meet the applicable benchmarks.

NSTAR monitors its service quality continuously to determine if a liability has been triggered. If it is probable that a liability has been incurred and is estimable, a liability is accrued. Annually, each NSTAR utility subsidiary makes a service quality performance filing with the DPU. Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the DPU issues an order determining the amount of any such liability.

On March 1, 2007, NSTAR Electric and NSTAR Gas filed their 2006 Service Quality Reports with the MDTE. The reports demonstrated the NSTAR Companies achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2006.

The Rate Settlement Agreement approved by the MDTE on December 30, 2005 (refer to the accompanying Notes to Consolidated Financial Statements, Note I, "Commitments and Contingencies") established additional performance measures applicable to NSTAR's rate regulated subsidiaries. The Rate Settlement Agreement outlines that NSTAR Gas will establish and submit a service quality measure based on separate leaks per mile metrics for bare-steel mains and unprotected, coated-steel mains. A specific proposal to implement this performance benchmark is to be submitted to the DPU for approval and subjects NSTAR Gas to a maximum penalty or incentive of up to $0.5 million. This provision is still under discussion between the AG and NSTAR Gas. The Rate Settlement Agreement also establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million. As part of NSTAR Electric's filing of its 2005 Annual Service Quality performance measures earlier in 2006, it included benchmark information related to this new circuit performance. The MDTE issued several sets of discovery questions in this matter. NSTAR Electric has responded to the MDTE on a timely basis, including providing updates in September 2006 on detailed electric circuit data. For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million. No circuit performance incentive or penalty has been accrued during the three months ended March 31, 2007.

Note E. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $30.6 million and $30.9 million and corresponding net increases in accumulated deferred income taxes were recorded as of March 31, 2007 and December 31, 2006, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2007 and the actual effective income tax rate for the year ended December 31, 2006:

	2007	2006
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	5%	5%
Other	(2)%	(2)%
Effective tax rate	38%	38%

   Uncertain Tax Positions

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes."  FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 establishes criteria for the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

NSTAR adopted FIN 48 effective January 1, 2007. NSTAR’s tax accounting policy relating to permanent tax items, prior to the adoption of FIN 48, was to recognize uncertain tax positions taken on its income tax returns only if the likelihood of prevailing was probable. FIN 48 establishes a recognition standard of more-likely-than-not, which is below NSTAR’s previous tax recognition policy.

Upon the adoption and in accordance with FIN 48, NSTAR recognized the cumulative effect of approximately $46.6 million as an increase to its beginning retained earnings related to the abandonment of NSTAR's investment in the stock of RCN and deduction of construction-related costs. This adjustment consists mostly of $39.6 million representing the net unrecognized benefit of the RCN share abandonment, the reversal of previously accrued interest expense on RCN and interest income accrued on the deduction of construction-related costs, that combined net to $7 million after tax. NSTAR's assessment on the RCN uncertain tax position has consistently been that it is more-likely-than-not of prevailing.  This recognition standard of more-likely-than-not continues to be supported by an opinion letter from NSTAR's independent tax advisor.

As of January 1, 2007, the date of adoption, there were no unrecognized tax benefits of a permanent tax nature that if disallowed would have an impact on the Company’s effective tax rate.

The total amount of unrecognized tax benefit as of January 1, 2007 is $12 million relating to certain tax benefits reflected on a previous tax return. This amount has been recognized as a FIN 48 liability on the accompanying Consolidated Balance Sheets in Other deferred credits. The amount of unrecognized interest income associated with the entire deduction of construction-related costs for 2002-2004 is approximately $13.7 million through March 31, 2007.

It is possible that the amount of unrecognized tax benefits in the form of interest income could significantly change within twelve months of the reporting date relating to the deduction for construction-related costs, as discussed further in this Note. This would occur if NSTAR were to reach a resolution with the IRS Office of Appeals on this issue. The estimated range of these tax benefits is zero to approximately $17.6 million as of March 31, 2007.

NSTAR recognizes interest accrued related to uncertain tax positions in interest income or interest expense and related penalties if applicable in operating expenses which is consistent with the recognition of these items in prior reporting periods.

For the three months ended March 31, 2007 the amount of related interest recognized in the accompanying Consolidated Statements of Income is interest income of $0.7 million and the total amount of accrued interest recognized in the accompanying Consolidated Balance Sheets is interest receivable of $4.8 million. No penalties were recognized during the three months ended March 31, 2007.

As of March 31, 2007, the 2001 through 2006 federal and state tax years remain open. Years 2001 and 2002 are currently at the IRS Office of Appeals and years 2003 and 2004 are under examination by the IRS.

   RCN Corporation (RCN) Share Abandonment Tax Treatment

On December 24, 2003, NSTAR exited its investment in RCN by formally abandoning its 11.6 million shares of RCN common stock. NSTAR determined that the abandonment at that time was the most tax efficient, cost effective and expedient means to exit its RCN investment. NSTAR also determined that the benefit of a tax realization event at that time and in that manner outweighed any benefit that it would likely realize from any other alternative, including the future sale of such shares in an orderly fashion consistent with all laws, rules and regulations. As a result, NSTAR accrued a tax reserve so as to not record the tax benefit of the uncertain tax position.

As of December 31, 2006, the potential tax loss contingency was approximately $39.6 million. Upon the adoption of FIN 48, as previously discussed, NSTAR recognized the entire amount as an adjustment to its January 1, 2007 retained earnings balance.

   Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended federal income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant using SSCM that resulted in accelerated deductions. NSTAR has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $369 million. In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and NSTAR never received the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others. Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward. As a result, NSTAR was required to make a cash tax payment to the IRS of $129.1 million in December 2006 representing the tax benefit related to the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR, once this tax position is settled. As of March 31, 2007 and December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Consolidated Balance Sheets.

NSTAR had previously estimated that its tax position related to this tax benefit was less than more-likely-than-not. However, upon further assessment and in conjunction with its adoption of FIN 48 on January 1, 2007, NSTAR recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

Note F. Earnings Per Common Share

Basic EPS is calculated by dividing net income, which includes a deduction for preferred dividends of a subsidiary, by the weighted average common shares outstanding during the respective period. Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares are increased to include the impact of potential deferred (nonvested) shares and stock options granted.

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2007	2006
Net income	$47,820	$44,047
Basic EPS	$0.45	$0.41
Diluted EPS	$0.45	$0.41

Weighted average common shares
outstanding for basic EPS	106,808	106,808
Effect of diluted shares:
Weighted average dilutive potential common shares	342	290
Weighted average common shares outstanding for diluted EPS	107,150	107,098

Note G. Long-Term Debt Redemption

On January 2, 2007, NSTAR Electric redeemed $77.7 million in long-term debt notes previously held by the former NSTAR subsidiary, Commonwealth Electric Company, as a result of NSTAR's merger of its electric subsidiaries. The payment totaled $95.3 million inclusive of a make-whole premium of $17.6 million. At December 31, 2006, this debt was classified as due within one year on the accompanying Consolidated Balance Sheets.

Note H. Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts. The unregulated operating segment engages in business activities that include district energy operations, telecommunications and a liquefied natural gas service. Amounts shown on the following table for the three-month periods ended March 31, 2007 and 2006 include the allocation of NSTAR's (parent company) results of operations (primarily interest costs) and assets, net of inter-company transactions, and primarily consist of interest charges  and investment assets, respectively, to these business segments. The allocation of parent company charges is based on an indirect allocation of the parent company's investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended March 31,
2007
Operating revenues	$694,526	$252,787	$37,065	$984,378
Segment net income	$30,534	$16,773	$513	$47,820
2006
Operating revenues	$758,542	$235,539	$40,689	$1,034,770
Segment net income	$26,335	$14,322	$3,390	$44,047

Total assets
March 31, 2007	$6,759,501	$764,613	$200,404	$7,724,518
December 31, 2006	$6,764,157	$805,635	$199,358	$7,769,150

Note I. Commitments and Contingencies

1. Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of March 31, 2007 and December 31, 2006, NSTAR had a reserve of $2.9 million for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of March 31, 2007 and December 31, 2006, NSTAR recorded a liability of approximately $3.6 million and $3.2 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

2. 345kV Transmission Project

This project involves the construction of two 345kV transmission lines from a switching station in Stoughton, Massachusetts to substations in the Hyde Park section of Boston and to South Boston, respectively (phase one). Total cash spending on this project through March 31, 2007 is approximately $211 million, with approximately $9 million to be spent in the remainder of 2007. This first line of this project was placed in service in October 2006. The second 345kV line of phase one was placed in service in April 2007. Phase two of the 345kV project, which will add a third and final 345kV line to the project, is expected to be in service in between late 2008 or early 2009. Expenditures on phase two of the project are expected to be approximately $55 million and $40 million in 2007 and 2008, respectively. These transmission lines ensure continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area. A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by NSTAR through wholesale and retail transmission rates.

3. Regulatory and Legal Proceedings

a. Changes in Massachusetts' Regulatory Structure

The newly elected Massachusetts Governor filed reorganization legislation affecting Massachusetts utility regulation in February 2007, subsequently enacted by the Legislature, that bifurcated the former agency - the Department of Telecommunications and Energy - into two distinct components - (1) energy and (2) telecommunications and cable television. The DPU replaces the MDTE and has jurisdiction over electric, natural gas, water and transportation matters. The DPU is headed by the newly established Commonwealth Utilities Commission comprised of three commissioners.

b. Regulatory Proceedings - MDTE/DPU

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR, the AG and several interveners. The Rate Settlement Agreement requires NSTAR Electric to lower its transition rates from what would otherwise have been billed. Effective January 1, 2007, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge at a rate of 10.88%. On December 1, 2006, NSTAR filed blended Basic Service rates with the MDTE, effective January 1, 2007. The individual former NSTAR subsidiaries of Boston Edison Company, Commonwealth Electric Company (ComElectric) and Cambridge Electric Light Company (Cambridge Electric) Basic Service rates were blended into rates applicable to the entire NSTAR Electric service territory pursuant to the MDTE's approval of the NSTAR Electric merger effective January 1, 2007.

NSTAR Electric filed its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006 to further implement the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007. For 2007, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to the transition rate. The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that results in a 2.64% increase in distribution rates. Also included effective January 1, 2007 is Cambridge Electric's 13.8kV transmission facility with estimated revenues of $13.4 million to be classified as distribution facilities and included in distribution rates that require an offsetting adjustment to the transmission rate. For 2007, NSTAR Electric estimates $13.3 million in cost recovery related to its CPSL program for capital additions and incremental operation and maintenance expense related to specific projects designed to improve reliability and safety. The total of the SIP and CPSL will result in higher total distribution rates of 4.3%, with a corresponding reduction in transition rates. The CPSL amounts are subject to DPU review and reconciliation to actual costs for 2006.

In addition, the Rate Settlement Agreement provided for a preliminary agreement to certain terms of a merger and asset transfer of NSTAR's electric subsidiaries that became effective on January 1, 2007, and implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric's aggregate return on equity should it exceed 12.5% or fall below 8.5%. Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase. Also agreed upon and implemented was a sharing of cost and benefits resulting from NSTAR Electric's efforts to mitigate wholesale electric market inefficiencies. This incentive mechanism relates to the recovery of litigation costs associated with NSTAR Electric's efforts to reduce wholesale energy and capacity costs and sharing of customer benefits realized from those efforts with the potential for NSTAR to retain 25% of any resulting savings. NSTAR Electric also adopted certain new SQI performance incentives and penalties on January 1, 2007.

NSTAR Electric and the AG have agreed that NSTAR Electric's efforts involving two RMR cases resulted in total regional customer savings of over $362 million, of which $134 million is applicable to NSTAR Electric customers. Under the terms of the Rate Settlement Agreement, NSTAR Electric will share 25% of the savings applicable to its customers. The recovery of NSTAR Electric's share of benefits will be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues. NSTAR Electric seeks to collect $9.8 million annually for three years. NSTAR Electric is recognizing these incentive revenues as they are collected from its customers for a three-year period, effective January 1, 2007. Approval for the incentives is required by the DPU on an annual basis.

c. Regulatory Proceeding - FERC

The former Cambridge Electric and ComElectric companies filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all NSTAR Electric companies. The new tariffs became effective on June 1, 2005; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener. On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC. The settlement was approved by the full Commission on March 1, 2007.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of NSTAR during the periods presented and should be read in conjunction with the accompanying consolidated financial statements and related notes and with the MD&A in NSTAR's 2006 Annual Report on Form 10-K.

Overview

NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. NSTAR's core business is a traditional "pipes and wires" company with a continuing focus on shareholder value and a continued commitment for safe and reliable energy delivery to customers. NSTAR also focuses on providing accurate information and other helpful assistance to its customers, thereby providing a superior customer experience. NSTAR's strategy is to invest in transmission and distribution assets that will align with its core competencies.

Electric utility operations. NSTAR derives 71% of its operating revenues from the transmission and distribution of electric energy through its NSTAR Electric retail distribution subsidiary.

Gas operations. NSTAR derives 26% of its operating revenues from the distribution of natural gas through its NSTAR Gas retail natural gas distribution subsidiary.

Unregulated operations. NSTAR derives 3% of its operating revenues from non-utility, unregulated operating subsidiaries in the telecommunications and district energy operations.

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

Net income for the quarter ended March 31, 2007 amounted to $47.8 million, or $0.45 diluted earnings per share as compared to $44 million, or $0.41 diluted earnings per share for the same period in 2006, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR's 2006 Form 10-K.  Other than NSTAR's change in its tax accounting policy as a result of the adoption of FIN 48, there have been no substantive changes to those policies and estimates.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes."  FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 establishes criteria for the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

NSTAR adopted FIN 48 effective January 1, 2007. NSTAR’s tax accounting policy relating to permanent tax items, prior to the adoption of FIN 48, was to recognize uncertain tax positions taken on its income tax returns only if the likelihood of prevailing was probable. FIN 48 establishes a recognition standard of more-likely-than-not, which is below NSTAR’s previous tax recognition policy.

Upon the adoption and in accordance with FIN 48, NSTAR recognized the cumulative effect of approximately $46.6 million as an increase to its beginning retained earnings related to the abandonment of NSTAR's investment in the stock of RCN and deduction of construction-related costs. This adjustment consists mostly of $39.6 million representing the net unrecognized benefit of the RCN share abandonment, the reversal of previously accrued interest expense on RCN and interest income accrued on the deduction of construction-related costs, that combined net to $7 million after tax. NSTAR's assessment on the RCN uncertain tax position has consistently been that it is more-likely-than-not of prevailing.  This recognition standard of more-likely-than-not continues to be supported by an opinion letter from NSTAR's independent tax advisor.

The total amount of unrecognized tax benefit as of January 1, 2007 is $12 million relating to certain tax benefits reflected on a previous tax return. This amount has been recognized as a FIN 48 liability on the accompanying Consolidated Balance Sheets in Other deferred credits. The amount of unrecognized interest income associated with the entire deduction of construction-related costs for 2002-2004 is approximately $13.7 million through March 31, 2007.

It is possible that the amount of unrecognized tax benefits in the form of interest income could significantly change within twelve months of the reporting date relating to the deduction for construction-related costs, as discussed further in this Note. This would occur if NSTAR were to reach a resolution with the IRS Office of Appeals on this issue. The estimated range of these tax benefits is zero to approximately $17.6 million as of March 31, 2007.

NSTAR recognizes interest accrued related to uncertain tax positions in interest income or interest expense and related penalties if applicable in operating expenses which is consistent with the recognition of these items in prior reporting periods.

   RCN Corporation (RCN) Share Abandonment Tax Treatment

On December 24, 2003, NSTAR exited its investment in RCN by formally abandoning its 11.6 million shares of RCN common stock. NSTAR determined that the abandonment at that time was the most tax efficient, cost effective and expedient means to exit its RCN investment. NSTAR also determined that the benefit of a tax realization event at that time and in that manner outweighed any benefit that it would likely realize from any other alternative, including the future sale of such shares in an orderly fashion consistent with all laws, rules and regulations. As a result, NSTAR accrued a tax reserve so as to not record the tax benefit of the uncertain tax position.

As of December 31, 2006, the potential tax loss contingency was approximately $39.6 million. Upon the adoption of FIN 48, as previously discussed, NSTAR recognized the entire amount as an adjustment to its January 1, 2007 retained earnings balance.

   Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended federal income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant using SSCM that resulted in accelerated deductions. NSTAR has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $369 million. In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and NSTAR never received the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others. Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward. As a result, NSTAR was required to make a cash tax payment to the IRS of $129.1 million in December 2006 representing the tax benefit related to the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR, once this tax position is settled. As of March 31, 2007 and December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Consolidated Balance Sheets.

NSTAR had previously estimated that its tax position related to this tax benefit was less than more-likely-than-not. However, upon further assessment and in conjunction with its adoption of FIN 48 on January 1, 2007, NSTAR recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

FIN 48 requires the use of judgment in identifying and determining its uncertain tax positions. Therefore, actual results could differ materially from previous estimates.

Future Accounting Requirement

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities."  This statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 will apply to fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 159  may have, if any, on its financial position.

Rate Structure

a. Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier. Basic service rates are reset every six months (every three months for large commercial and industrial customers). The price of basic service is intended to reflect the average competitive market price for power. As of March 31, 2007 and December 31, 2006, customers of NSTAR Electric had approximately 52% and 51%, respectively, of their load requirements provided by competitive suppliers.

     Rate Settlement Agreement and Other Regulatory Matters

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR, the AG and several interveners. During 2006, NSTAR Electric lowered its transition rates by $20 million effective January 1 and increased its distribution rates by $30 million with a corresponding reduction in transition charges on May 1. Effective January 1, 2007, the Rate Settlement

Agreement establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge at a rate of 10.88%. Effective January 1, 2007, the individual former Boston Edison Company, Commonwealth Electric Company and Cambridge Electric Light Company Basic Service rates were blended into rates applicable to the entire NSTAR Electric service territory pursuant to the MDTE's approval of the NSTAR Electric merger effective January 1, 2007.

NSTAR Electric filed its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006 to further implement the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007. For 2007, as further discussed below, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to the transition rate. The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor resulted in a 2.64% increase in distribution rates. Also included effective January 1, 2007 is Cambridge Electric's 13.8kV transmission facility with estimated revenues of $13.4 million to be classified as distribution facilities and included in distribution rates that require an offsetting adjustment to the transmission rate. For 2007, the CPSL cost recovery is estimated to be $13.3 million. The total of the SIP and CPSL will result in higher total distribution rates of 4.3%, with a corresponding reduction in transition rates. The CPSL amounts are subject to subsequent DPU review and reconciliation to actual costs for 2006.

NSTAR Electric and the AG have agreed that NSTAR Electric's efforts involving two RMR cases resulted in total regional customer savings of over $362 million, of which $134 million is applicable to NSTAR Electric customers. Under the terms of the Rate Settlement Agreement, NSTAR Electric will share 25% of the savings applicable to its customers. The recovery of NSTAR Electric's share of benefits will be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues. NSTAR Electric seeks to collect $9.8 million annually for three years. NSTAR Electric is recognizing these incentive revenues as they are collected from its customers for a three-year period, effective January 1, 2007. Approval for the incentives is required by the DPU on an annual basis.

b. Regulatory Policy Environment

In January 2007, a newly elected Governor and Attorney General took office. The offices of Governor and Attorney General have a very significant influence on energy policy and regulatory policy in the Commonwealth. While it is premature to assess how such policies may change, Governor Patrick has taken steps that suggest some degree of change is likely.

The Governor has identified energy policy as a key concern of his administration, and has functionally reorganized key energy offices. His reorganization plan, which took effect on April 11, created a new cabinet position, the Secretary of Energy and Environmental Affairs. The Secretary now oversees a newly formed Commonwealth Utilities Commission (CUC), consisting of three commissioners. The CUC leads the Department of Public Utilities, a newly formed agency that has jurisdiction over electric, natural gas, water and transportation matters. The agency previously responsible for such functions, the Massachusetts Department of Telecommunications and Energy, was eliminated.

The Governor’s administration has taken action to include Massachusetts in the Regional Greenhouse Gas Initiative, a multi-state group that supports implementation of programs to reduce the production of greenhouse gases by electric power plants. The administration has also announced that it favors increased investment in energy efficiency initiatives and renewable energy resources.  The administration also favors the use of rate mechanisms that would encourage utilities to undertake such activities.

NSTAR is an active participant in the development of energy policy in Massachusetts and has worked cooperatively with the Governor, Attorney General, and other key stakeholders in this area.

NSTAR cannot determine what impact, if any, future changes in regulatory policy or proposed new initiatives relating to energy efficiency or renewable resources will have on its results of operations, cash flows or its financial position.

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

In addition to delivery service rates, NSTAR Gas' tariffs include a seasonal CGAC and a LDAC. The CGAC provides for the recovery of all gas supply costs from firm sales customers. The LDAC provides for the recovery of certain costs applicable to both gas sales and transportation customers. The CGAC is filed semi-annually for approval by the DPU. The LDAC is filed annually for approval. In addition, NSTAR Gas is required to file interim changes to its CGAC factor when the actual costs of gas supply vary from projections by more than 5%.

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

The MDTE approved a CGAC factor effective November 1, 2006 of $1.1949/therm for this past winter season. This was approximately 14% lower than the rate at the beginning of 2006 due to lower gas supply costs than in 2005. Effective May 1, 2007, the DPU approved a summer period CGAC factor of $0.8726/therm, a 27% decline in cost from the previous rate level. The new rate reflects normal differences between winter and summer prices and the continued volatility of fuel prices on the NYMEX. Changes in the cost of gas supply have no impact on the Company's earnings due to the CGAC and LDAC rate recovery mechanisms.

NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. The objective of this practice is to minimize fluctuations in prices to NSTAR firm gas sales customers. NSTAR Gas does not take physical delivery of gas when the financial contracts are executed. These contracts qualify as derivative financial instruments and specifically cash flow hedges under SFAS 133, as amended by SFAS 149. Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, if such contracts were settled. All costs incurred are included in the firm sales CGAC and are fully recoverable in rates. Therefore, NSTAR Gas records an offsetting regulatory asset or liability. Management implemented this practice with five major financial institutions. Currently, these derivative contracts extend through April 2008. As of March 31, 2007 and December 31, 2006, NSTAR has recorded a liability and a corresponding regulatory asset of $2.2 million and $32.7 million, respectively, reflecting the fair value of these contracts. During the three months ended March 31, 2007, approximately $21 million of these financial contracts were settled.

d. Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and consumer division statistics performance for all Massachusetts utilities. NSTAR Electric and NSTAR Gas are required to report annually to the DPU concerning their performance as to each measure and are subject to maximum penalties of up to two percent of total transmission and distribution revenues should performance fail to meet the applicable benchmarks.

NSTAR monitors its service quality continuously to determine if a liability has been triggered. If it is probable that a liability has been incurred and is estimable, a liability is accrued. Annually, each NSTAR utility subsidiary makes a service quality performance filing with the DPU. Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the DPU issues an order determining the amount of any such liability.

On March 1, 2007, NSTAR Electric and NSTAR Gas filed their 2006 Service Quality Reports with the MDTE that demonstrated the Companies achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2006.

The Rate Settlement Agreement approved by the MDTE on December 30, 2005 (refer to the accompanying Notes to Consolidated Financial Statements, Note I, "Commitments and Contingencies") established additional performance measures applicable to NSTAR's rate regulated subsidiaries. The Rate Settlement Agreement outlines that NSTAR Gas will establish and submit a service quality measure based on separate leaks per mile metrics for bare-steel mains and unprotected, coated-steel mains. A specific proposal to implement this performance benchmark is to be submitted to the MDTE for approval and subjects NSTAR Gas to a maximum penalty or incentive of up to $0.5 million. This provision is still under discussion between the AG and NSTAR Gas. The Rate Settlement Agreement also establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million. As part of NSTAR Electric's filing of its 2005 Annual Service Quality performance measures earlier in 2006, it included benchmark information related to this new circuit performance. The MDTE issued several sets of discovery questions in this matter. NSTAR Electric has responded to the MDTE on a timely basis, including providing updates in September 2006 on detailed electric circuit data. For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million. No circuit performance incentive or penalty has been accrued during the three months ended March 31, 2007.

Union Labor Contracts

Substantially all management, engineering, finance and support services are provided to the operating subsidiaries of NSTAR by employees of NSTAR Electric & Gas. NSTAR's labor contract with Local 369 of the Utility Workers Union of America, AFL-CIO, which represents approximately 61% of employees, expires on June 1, 2009. An additional 8% of employees that support NSTAR gas operations are represented by Local 12004 of the United Steelworkers of America, who earlier in 2006 agreed upon a new four-year contract expiring March 31, 2010. An additional 2% of employees are at AES' MATEP subsidiary. Those employees are represented by Local 877, the International Union of Operating Engineers, AFL-CIO. On September 30, 2006, Local 877 ratified a new three-year agreement through September 30, 2009.

Management believes it has satisfactory relations with its employees.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended March 31, 2007 and 2006 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Executive Summary

Earnings per common share were as follows:

	Three Months ended March 31,
	2007	2006	% Change
Basic and Diluted	$0.45	$0.41	9.8

Net income was $47.8 million for the quarter ended March 31, 2007 compared to $44 million for the same period in 2006. Major factors (after-tax) that contributed to the $3.8 million, or 8.6%, increase in 2007 earnings include:

-	Higher electric distribution revenues as a result of the Rate Settlement Agreement and increased energy sales of 2.1% ($10.8 million)
-	Higher firm gas revenues due to higher energy sales of 14.3% primarily caused by colder weather (heating degree-days increased by 11%) ($3.8 million)
-	New energy mitigation incentive revenues representing NSTAR Electric's one-third share related to wholesale energy cost savings with customers ($1.5 million)

These increases in earnings factors were partially offset by:

-

Higher operations and maintenance expenses in 2007 primarily related to the absence of a cumulative pre-tax reduction of $6.9 million reduction in bad debt expense recorded in 2006 to reflect the implementation of a new MDTE-approved recovery rate mechanism that allowed NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis. Combined with other operations and maintenance expenses, earnings decreased by approximately $4.4 million

-

Lower earnings resulting from NSTAR's unregulated district energy business due to a provision for a potential customer refund relating to a pricing dispute ($1.4 million), lower revenues resulting from lower electric rates and higher energy costs ($2 million)

-	Higher depreciation and amortization expense in 2007 related to higher depreciable electric and gas distribution plant in service ($1.7 million)
-	Higher short-term interest expense as a result of both increased rates and higher overall levels of borrowings ($0.9 million)

Significant cash flow events during the quarter include the following: Cash flows from operating activities provided $185 million primarily from increased collections of the transmission deferral and accounts receivable and consumption of gas inventory. NSTAR invested approximately $88.6 million in capital projects to improve capacity and reliability, paid approximately $34.7 million in common share dividends and retired approximately $113 million in securitized and other long-term debt.

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months ended March 31,
	2007	2006	% Change

Residential	1,690,343	1,655,755	2.1
Commercial	3,258,818	3,153,782	3.3
Industrial	366,274	392,486	(6.7)
Streetlighting	45,597	46,180	(1.3)
Total retail sales	5,361,032	5,248,203	2.1

Firm Gas Sales and Transportation - BBtu	Three Months ended March 31,
	2007	2006	% Change

Residential	10,159	9,092	11.7
Commercial and other	8,550	7,360	16.2
Industrial	1,976	1,641	20.4
Total firm sales	20,685	18,093	14.3

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions. In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes. Electric residential and commercial customers represented approximately 32% and 61%, respectively, of NSTAR's total sales mix for the first quarter of 2007 and provided approximately 45% and 49% of distribution and transmission revenues, respectively. Refer to the "Electric revenues" section below for a more detailed discussion. Industrial sales are primarily influenced by economic conditions.

Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers. Economic conditions and conservation measures affect NSTAR's large commercial and industrial customers.

			Normal
			30-Year
	2007	2006	Average

Heating Degree-Days	3,330	3,001	3,304
Percentage colder (warmer) than prior year	11.0%	(11.0)%
Percentage colder (warmer) than 30-year average	0.8%	(9.2)%

Heating Degree-Days measure changes in daily temperature levels in explaining demand for electricity and natural gas, based on weather conditions. Weather conditions impact electric sales primarily during the summer and, to a greater extent, gas sales during the winter season in NSTAR's service area. The comparative information above relates to heating degree-days for the first quarter of 2007 and 2006 and the number of heating degree-days in a "normal" first quarter as presented by a 30-year average. A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees. Each degree below or above the base temperature is measured as one heating or cooling degree-day.

The 2.1% or 113,000 MWh energy sales increase in the first quarter of 2007 reflects colder winter temperatures, particularly in February and March and offset the negative impact of unseasonably warm weather in January. Industrial sales continue to lag due to the weak manufacturing segment of the economy. The 14.3% increase in firm gas and transportation sales is due to the colder winter weather and the shift of commercial and industrial customers in several instances returning to using natural gas from fuel oil. All gas customer segments showed positive sales growth despite continued customer conservation efforts.

Operating revenues

Operating revenues for the first quarter of 2007 decreased $50.4 million or 4.9% from the same period in 2006 as follows:

(in millions)	Three Months Ended March 31,		Increase/(Decrease)
	2007	2006	Amount	Percent
Electric revenues
Retail distribution and transmission	$229.0	$206.6	$22.4	10.8
Energy, transition and other	465.5	551.9	(86.4)	(15.7)
Total retail electric revenues	694.5	758.5	(64.0)	(8.4)
Gas revenues
Firm and transportation	62.9	57.0	5.9	10.4
Energy supply and other	189.9	178.6	11.3	6.3
Total gas revenues	252.8	235.6	17.2	7.3

Unregulated operations revenues	37.1	40.7	(3.6)	(8.8)
Total operating revenues	$984.4	$1,034.8	$(50.4)	(4.9)

  Electric revenues

NSTAR's largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and FERC. Electric retail distribution revenues primarily represent charges to customers for recovery of the Company's capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure. The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations. The increase in retail distribution and transmission revenues reflects increased energy sales of 2.1% and the impact of the Rate Settlement Agreement of December 30, 2005 that permits NSTAR Electric to increase its distribution rates by an annual rate of $30 million effective May 1, 2006, with a corresponding reduction in transition charges. Effective January 1, 2007, the Rate Settlement Agreement also establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates. Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under basic service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income. Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (mitigation incentive), rental revenue from electric property and annual cost reconciliation true-up adjustments. The $86.4 million decrease in energy, transition and other revenues is primarily attributable to the $73.6 million decrease in energy supply costs and by a reduction of $10.3 million in transition-related revenues resulting from the December 30, 2005 Rate Settlement Agreement. NSTAR Electric earns a carrying charge on transition deferral balances.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area. The $5.9 million increase in firm and transportation revenues is primarily attributable to colder winter weather conditions and customers switching back to natural gas from alternate fuel sources as a result of higher energy price concerns. These factors resulted in the increase in sales volumes of 14.3% through March 31, 2007.

NSTAR Gas' sales are impacted by heating season weather because a substantial portion of its customer base uses natural gas for space heating purposes.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs. The energy supply and other revenue increase of $11.3 million primarily reflects the 14.3% increase in energy sales offset by a decline in the cost of gas per therm purchased from these suppliers. These revenues are fully reconciled with the cost currently recognized by the Company and, as a result do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are primarily derived from NSTAR's unregulated businesses that include district energy and telecommunications operations. Unregulated revenues were $37.1 million through March 31, 2007 compared to $40.7 million in 2006, a decrease of $3.6 million, or 8.8%. The decrease in unregulated revenues is primarily the result of lower electricity, steam and chilled water prices offset by slightly higher electricity sales. Also contributing to this decrease was the recognition of a provision for a potential customer refund relating to a pricing dispute of approximately $2 million.

Operating expenses

Purchased power costs were $433.8 million in the first quarter of 2007 compared to $507.4 million in the same period of 2006, a decrease of $73.6 million, or 15%. Despite higher energy sales of 2.1%, the decrease in expense reflects lower basic service and other energy supply costs of $69.6 million for both NSTAR's regulated and unregulated companies. In addition, transmission costs declined $4 million as a result of a $31.2 million decline in transmission-related congestion costs partially offset by higher regional network support costs of $25.8 million. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Cost of gas sold, representing NSTAR Gas' supply expense, was $178.4 million in the first quarter of 2007 compared to $167.3 million in 2006, an increase of $11.1 million, or 7%. The increase in cost reflects the 14.3% increase in firm gas sales and the settlement of cash flow hedging contracts during the quarter of $20.9 million, partly offset by lower costs of gas supply per therm. NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $114 million in the first quarter of 2007 compared to $106.7 million in the same period of 2006, an increase of $7.3 million, or 7%. This increase primarily relates to higher bad debt expense related to the absence of a cumulative $6.9 million reduction in bad debt expense recorded in 2006 to reflect the implementation of a new MDTE-approved recovery rate mechanism that allowed NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis.

Depreciation and amortization expense was $96.6 million in the first quarter of 2007 compared to $93.9 million in the same period of 2006, an increase of $2.7 million or 3%. The increase primarily reflects higher depreciable distribution and transmission plant in service and higher software amortization costs.

DSM and renewable energy programs expense was $18 million in the first quarter of 2007 compared to $18.3 million in the same period of 2006, a decrease of $0.3 million, or 2%, which are consistent with the collection of conservation and renewable energy revenues. These costs are in accordance with program guidelines established by the MDTE and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $26.7 million in the first quarter of 2007 compared to $27 million in the same period of 2006, a decrease of $0.3 million, or 1%. This decrease is primarily due to lower City of Boston property tax rates.

Income tax expense attributable to operations was $27.7 million in the first quarter of 2007 compared to $26.7 million in the same period of 2006, an increase of $1 million, or 4%, reflecting higher pre-tax operating income in 2007.

Other income, net

Other income, net was approximately $3.7 million in the first quarter of 2007 compared to $1.9 million in the same period of 2006, an increase in other income of $1.8 million. The increase primarily reflects executive life insurance proceeds of $2 million, partially offset by lower equity earnings from investments in the Yankee units and Hydro-Quebec and lower revenues from the rental of heating equipment.

Other deductions, net

Other deductions, net was approximately $0.8 million in the first quarter of 2007 compared to $0.7 million in the same period of 2006, a slight increase in other deductions of $0.1 million primarily due to higher charitable donations expenses.

Interest charges

Interest on long-term debt and transition property securitization certificates was $39.2 million in the first quarter of 2007 compared to $41 million in the same period of 2006, a decrease of $1.8 million, or 4%. The decrease in interest expense reflects:

-

lower interest cost as a result of the redemption of all debt of the former Commonwealth Electric and Cambridge Electric subsidiaries' long-term debt on January 2, 2007 and the fourth quarter of 2006, respectively. ($2 million)

-

Lower interest costs on transition property securitization debt of $2 million. Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs

These decreases were partially offset by:

-	$2.4 million in interest expenses associated with NSTAR Electric's $200 million Debentures issued in March 2006.

Short-term and other interest expense was $6.1 million in the first quarter of 2007 compared to $4.7 million in the same period of 2006, an increase of $1.4 million, or 30%. The increase is due to higher short-term debt borrowing costs of $2.7 million reflecting a 69 basis point increase in the 2007 weighted average borrowing rates and, to a lesser extent, higher average level of funds borrowed as compared to the same period in 2006 and an increase in interest charges related to regulatory deferrals for deferred electric and gas costs. The weighted average short-term interest rates including fees were 5.49% and 4.80% in the three-month periods ended March 31, 2007 and 2006, respectively. The higher average borrowing during 2007 reflects the impact of NSTAR Electric financing the redemption of $77.7 million in long-term debt in January 2007 with short-term debt. Partially offsetting these increases was a decrease of $1.6 million in interest expense on income tax deficiencies.

Common Share Dividends

NSTAR's current quarterly cash dividend rate is $0.325 per share or $1.30 per share on an annualized basis. On March 22, 2007, NSTAR's Board of Trustees declared a quarterly cash dividend of $0.325 per share for shareholders of record on April 10, 2007, payable May 1, 2007.

Liquidity and Capital Resources

     Current Cash Flow Activity

NSTAR's primary uses of cash in the first quarter of 2007 included capital expenditures, dividend payments, debt reductions and purchase power contract restructuring buyout payments.

Net operating cash flow in the first quarter of 2007 provided $185.1 million. The Company used $86.9 million in its net investing activities that consisted of $88.6 million of plant expenditures. Additionally, the Company used $91.8 million in its net financing activities primarily due to the redemption of long-term debt and transition property securitization.

     Operating Activities

The net cash provided by operating activities increased by $82.7 million to $185.1 million in the first quarter of 2007 when compared to the same period in 2006 primarily due to increased consumption of gas inventory of $35.8 million, an increase in the collection of the transmission regulatory deferral of $61 million, and increased collections resulting from the distribution rate increase.

     Investing Activities

The net cash used in investing activities in the first quarter of 2007 of $86.9 million consists primarily of capital expenditures related to infrastructure investments in transmission and distribution systems. Capital expenditures decreased $22.9 million from the prior year to date primarily due to lower spending on the 345kV transmission project in 2007 compared to the same period in 2006. During the first quarter of 2007, NSTAR Electric spent nearly $11 million on the 345kV transmission project. Total spending on this project through March 31, 2007 was approximately $211 million.

     Financing Activities

The net cash used in financing activities in the first quarter of 2007 of $91.8 million primarily reflects long-term debt redemptions and premium payments of $96.9 million, transition property securitization redemptions of $33.8 million, and payment of dividends to common shareholders of $34.7 million, which was offset by higher short-term debt of $75.6 million.

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

Sources of Additional Capital and Financial Covenant Requirements

With the exception of bond indemnity agreements, NSTAR has no financial guarantees, commitments, debt or lease agreements that would require a change in terms and conditions, such as acceleration of payment obligations, as a result of a change in its credit rating. However, NSTAR's subsidiaries could be required to provide additional security for power supply contract performance, such as a letter of credit for their pro-rata share of the remaining value of such contracts.

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. NSTAR Gas has financial covenant requirements under its long-term debt arrangements and was in compliance at March 31, 2007 and December 31, 2006. NSTAR's long-term debt other than its Mortgage Bonds, issued by NSTAR Gas and of MATEP, is unsecured.

NSTAR has executed a five-year, $175 million revolving credit agreement that expires January 2, 2012. At March 31, 2007 and December 31, 2006, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at March 31, 2007 and December 31, 2006, had $78.5 million and $53.5 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity. Commitment fees must be paid on the total agreement amount. At March 31, 2007 and December 31, 2006, NSTAR was in full compliance with the aforementioned covenant as the ratios were 57.0% and 58.3%, respectively.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 23, 2008, with maturity dates no later than October 23, 2009, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires January 2, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At March 31, 2007 and December 31, 2006, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had a $336 million and $200 million outstanding balance at March 31, 2007 and December 31, 2006, respectively. On January 2, 2007, with the effect of the NSTAR Electric merger, the commercial paper program had an outstanding balance of $326 million. Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity. At March 31, 2007 and December 31, 2006, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 42.7% and 49.0%, respectively.

Effective with the NSTAR Electric merger, NSTAR Gas has $200 million available under a line of credit. As of March 31, 2007 and December 31, 2006, NSTAR Gas had $97.5 million and $150.7 million outstanding balances, respectively.

On November 29, 2006, ComElectric gave notice to the holders of its long-term debt securities of its intent to call all of the outstanding debt. As a result, NSTAR reclassified its ComElectric subsidiary's entire long-term debt balance of $77.7 million as due within one year on the accompanying Consolidated Balance Sheets at December 31, 2006. This is a result of NSTAR's merger of its electric subsidiaries. On January 2, 2007, NSTAR Electric paid off these Notes at a redemption price of approximately $95 million.

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

Commitments and Contingencies

NSTAR is exposed to uncertain tax positions as discussed in this section under the caption "Critical Accounting Policies and Estimates."

Item 3. Quantitative and Qualitative Disclosure About Market Risk

NSTAR's exposure to financial market risk results primarily from fluctuations in interest rates. There have been no material changes to NSTAR's market risks as disclosed in NSTAR's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

NSTAR's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As of the end of the period covered by this Quarterly Report on Form 10-Q, NSTAR carried out an evaluation, under the supervision and with the participation of NSTAR's management, including NSTAR's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NSTAR's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NSTAR's disclosure controls and procedures were effective (1) to timely alert them to material information relating to NSTAR's information required to be disclosed by NSTAR in the reports that it files or submits under the Securities Exchange Act of 1934 and (2) to ensure that appropriate information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in NSTAR's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) during NSTAR's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, NSTAR's internal control over financial reporting.

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

Item 1A. Risk Factors

Shareholders or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR's Annual Report on Form 10-K for the year ended December 31, 2006 and in other information in this Quarterly Report on Form 10-Q.

Item 2(c). Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 1997 Share Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent. During the three-month period ended March 31, 2007, all shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

January	79,512	$ 33.34
February	101,363	$ 33.93
March	14,283	$ 35.02
Total first quarter	195,158	$ 33.77

Item 6. Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:

Exhibit	15	-	Letter Re Unaudited Interim Financial Information

	15.1		PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a - 14(a)/15d - 14(a) Certifications

	31.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1		Report of Independent Registered Public Accounting Firm*

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

NSTAR
(Registrant)

Date: May 1, 2007	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer