Form 10-Q
period 2007-06-30
NSTAR/MA
filed 2007-08-01
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1 per share, as of July 31, 2007.

NSTAR

Form 10-Q

 Quarterly Period Ended June 30, 2007

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements
	Consolidated Statements of Income	4
	Consolidated Statements of Retained Earnings	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Balance Sheets	6 - 7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9 - 19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19 - 39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

Part II. Other Information:
Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 6.	Exhibits	42

Signature		43

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.

Regulatory and State Authorities
AG	Attorney General of the Commonwealth of Massachusetts
CUC	Commonwealth Utilities Commission
DPU (formerly MDTE)	Massachusetts Department of Public Utilities
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England, Inc.
MDTE	Massachusetts Department of Telecommunications and Energy
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
BBtu	Billions of British thermal units
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
DSM	Demand-Side Management
EPS	Earnings Per Common Share
FIN	FASB Interpretation Number
GAAP	Accounting principles generally accepted in the United States of America
LDAC	Local Distribution Adjustment Clause
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MWh	Megawatthour (equal to one million watthours)
NEMA	Northeastern Massachusetts
OATT	Open Access Transmission Tariff
PBR	Performance Based Distribution Rates
RMR	Reliability Must Run
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method

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
•

changes to prevailing local, state and federal governmental policies and regulatory actions (including those of the DPU and FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets, financings, purchased power, municipalization acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in, and compliance with, environmental and safety laws and policies

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	impact of continued cost control procedures on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of union contract negotiations
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in specific hazardous waste site conditions and the specific cleanup technology
•	prices and availability of operating supplies
•	the impact of terrorist acts
•	changes in tax laws, regulations and rates, and
•	impact of performance service quality measures

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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues	$725,135	$784,586	$1,709,513	$1,819,356

Operating expenses:
Purchased power	304,810	385,618	738,611	893,030
Cost of gas sold	64,933	51,791	243,373	219,071
Operations and maintenance	103,629	106,745	217,658	213,491
Depreciation and amortization	90,742	88,753	187,325	182,690
DSM and renewable energy programs	16,671	15,703	34,637	33,954
Property and other taxes	21,029	21,794	47,732	48,767
Income taxes	30,601	26,521	58,270	53,214
Total operating expenses	632,415	696,925	1,527,606	1,644,217

Operating income	92,720	87,661	181,907	175,139

Other income (deductions):
Other income, net	1,598	3,561	5,302	5,500
Other deductions, net	(659)	(865)	(1,423)	(1,528)
Total other income, net	939	2,696	3,879	3,972

Interest charges:
Long-term debt	29,187	31,287	58,403	60,130
Transition property securitization	9,158	11,283	19,145	23,430
Short-term debt and other	5,427	3,500	11,572	8,210
AFUDC	(703)	(1,869)	(2,234)	(3,352)
Total interest charges	43,069	44,201	86,886	88,418

Preferred stock dividends of subsidiary	490	490	980	980
Net income	$50,100	$45,666	$97,920	$89,713

Weighted average common shares outstanding:
Basic	106,808	106,808	106,808	106,808
Diluted	107,148	107,055	107,153	107,074

Earnings per common share:
Basic	$0.47	$0.43	$0.92	$0.84
Diluted	$0.47	$0.43	$0.91	$0.84

Dividends declared per common share	$0.325	$0.3025	$0.65	$0.6050

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance at the beginning of the period, as previously reported	$724,040	$600,928	$664,323	$621,500
Adoption of FIN 48 adjustment	-	-	46,610	-
Adjusted balance at the beginning of the period	724,040	600,928	710,933	621,500
Add:
Net income	50,100	45,666	97,920	89,713
Subtotal	774,140	646,594	808,853	711,213
Deduct:
Dividends declared:
Common shares *	34,712	32,310	69,425	96,929
Balance at the end of the period	$739,428	$614,284	$739,428	$614,284

*

As a result of a change in NSTAR's Board of Trustees meetings schedule in 2005, the fourth quarter dividend typically declared in December was approved on January 26, 2006.  The dividend payment schedule remains unchanged.

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$50,100	$45,666	$97,920	$89,713
Other comprehensive income, net:
Pension and postretirement benefits costs	602	-	1,119	-
Deferred income tax expense	(248)	-	(461)	-
Comprehensive income	$50,454	$45,666	$98,578	$89,713

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2007	2006
Assets
Utility Plant:
Electric and gas plant in service, at original cost	$5,178,585	$5,033,562
Less: accumulated depreciation	1,286,984	1,244,163
	3,891,601	3,789,399
Construction work in progress	137,971	155,862
Net utility plant	4,029,572	3,945,261

Other property and investments:
Nonutility property, net	136,645	140,866
Equity investments	7,742	8,113
Other investments	82,256	74,482
	226,643	223,461

Current assets:
Cash and cash equivalents	10,959	16,132
Restricted cash	5,668	7,010
Accounts receivable, net of allowance of $28,455 and $27,240, respectively	320,488	317,220
Accrued unbilled revenues	55,449	58,976
Regulatory assets	386,737	418,724
Inventory, at average cost	86,844	124,874
Other	12,792	16,514
	878,937	959,450

Deferred debits:
Regulatory assets	2,255,838	2,434,737
Other	82,652	77,062
	2,338,490	2,511,799

Refundable income tax	129,120	129,120
Total assets	$7,602,762	$7,769,091

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2007	2006
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share, 200,000,000 shares
Authorized, 106,808,376 issued and outstanding	$106,808	$106,808
Premium on common shares	814,173	823,450
Retained earnings	739,428	664,323
Accumulated other comprehensive loss	(11,360)	(12,018)
	1,649,049	1,582,563

Long-term debt and preferred stock:
Long-term debt	1,720,435	1,723,558
Transition property securitization	558,535	637,217
Cumulative non-mandatory redeemable preferred stock of subsidiary, par value $100 per share, 2,890,000 shares authorized, 430,000 shares outstanding	43,000	43,000
	2,321,970	2,403,775

Current liabilities:
Long-term debt	7,225	83,999
Transition property securitization	99,590	92,083
Notes payable	500,900	436,400
Income taxes	57,448	17,485
Accounts payable	251,005	302,240
Energy contracts	173,251	204,470
Accrued interest	30,101	37,742
Dividends payable	35,039	35,039
Accrued expenses	11,960	15,125
Other	51,430	47,721
	1,217,949	1,272,304

Deferred credits:
Accumulated deferred income taxes	1,202,008	1,209,734
Unamortized investment tax credits	20,943	21,785
Energy contracts	501,412	563,936
Pension and other postretirement liability	269,487	264,246
Regulatory liability - cost of removal	263,919	260,198
Other	156,025	190,550
	2,413,794	2,510,449

Commitments and contingencies

Total capitalization and liabilities	$7,602,762	$7,769,091

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$97,920	$89,713
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	187,950	182,970
Deferred income taxes	2,725	(6,194)
Gain on sale of non-utility property	-	(3,650)
Noncash stock-based compensation	4,359	3,955
Premium paid on long-term debt redemption	(17,647)	-
Purchase power contract buyouts	(71,120)	(62,558)
Net changes in:
Accounts receivable and accrued unbilled revenues	259	(26,135)
Accounts payable	(39,703)	(39,298)
Other current assets	73,739	77,809
Other current liabilities	1,647	51,907
Net change from other operating activities	97,265	(1,995)
Net cash provided by operating activities	337,394	266,524

Investing activities:
Plant expenditures (including AFUDC)	(171,265)	(221,523)
Decrease in restricted cash	1,330	1,654
Proceeds from sale of non-utility property	-	5,537
Investments	(2,279)	(970)
Net cash used in investing activities	(172,214)	(215,302)

Financing activities:
Long-term debt redemptions	(80,521)	(3,391)
Issuance of long-term debt, net of discount	-	197,886
Transition property securitization redemptions	(71,175)	(81,289)
Debt issue costs	-	(1,750)
Net change in notes payable	64,500	(85,100)
Change in disbursement accounts	(4,682)	(10,068)
Dividends paid	(69,425)	(64,620)
Cash received for exercise of equity options	7,406	256
Cash used to settle equity compensation	(18,852)	(5,888)
Windfall tax effect of settlement of equity compensation	2,396	251
Net cash used in financing activities	(170,353)	(53,713)

Net decrease in cash and cash equivalents	(5,173)	(2,491)
Cash and cash equivalents at the beginning of the year	16,132	15,612
Cash and cash equivalents at the end of the period	$10,959	$13,121

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$91,722	$88,381
Income taxes, net of refunds	$19,905	$18,494

Noncash financing activity:
Plant expenditures included in accounts payable	$35,119	$38,539

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR's 2006 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business.  The Company serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's retail electric and natural gas utility distribution subsidiaries are NSTAR Electric and NSTAR Gas, respectively.  Reference in this report to "NSTAR" shall mean the registrant NSTAR or NSTAR and its subsidiaries as the context requires.  NSTAR also has ownership and conducts unregulated non-utility operations.

2.  Basis of Consolidation and Accounting

The accompanying financial information presented as of June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006 has been prepared from NSTAR's books and records without audit by an independent registered public accounting firm.  However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  Financial information as of December 31, 2006 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP.  In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain immaterial reclassifications have been made to the prior year amounts to conform with the current presentation.

NSTAR's utility subsidiaries follow accounting policies prescribed by the FERC and the DPU.  Effective April 11, 2007, the MDTE was restructured as the DPU.  In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the SEC.  NSTAR's utility subsidiaries are subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries.  The distribution and transmission businesses are subject to rate-regulation and meet the criteria for application of SFAS 71.

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

The results of operations for the three and six-month periods ended June 30, 2007 and 2006 are not indicative of the results that may be expected for an entire year.  The demand for electricity and natural gas is affected by weather conditions and our customers' conservation measures caused by increases in global energy costs.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Stock-Based Compensation

NSTAR applies the recognition and measurement principles of SFAS No. 123(R), "Share-Based Payments" (SFAS 123R) to account for its share-based compensation.  Under the fair value recognition provision of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award.  Determining the fair value of its share-based awards at the grant date requires judgment, including estimating expected dividends and stock price volatility.  NSTAR recognizes the expense of its share-based compensation over the period during which an employee is required to provide services.

On May 3, 2007, the shareholders of NSTAR approved the NSTAR 2007 Long Term Incentive Plan (the 2007 Plan), effective as of that date.  The 2007 Plan replaces the NSTAR 1997 Share Incentive Plan (the 1997 Plan), which had expired by its terms in January 2007.  The 2007 Plan is similar in design to the 1997 Plan.  The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after its effective date.  The following awards were granted to executives and senior managers on May 3, 2007 under the terms of the 2007 Plan:

	Total Awards Granted	Exercise Price
Deferred Shares	173,100	-
Stock Options	422,000	$36.89

The deferred shares and stock options granted on May 3, 2007 have a grant date fair value of $36.89 and $4.79, respectively.  The fair value of stock options was estimated using the Black-Scholes option-pricing model that uses the assumptions in the table below.  The expected option lives are based on the average historical time frame that options are expected to remain unexercised.  Expected volatilities are based on the historical performance of NSTAR's stock price. The risk-free interest rate is based on the U.S. Treasury Strip in effect on grant date.  The fair value of stock options was computed using the following assumptions:

Expected life (years)	6.0
Risk-free interest rate	4.56%
Volatility	14.6%
Dividends	3.85%

4.  Pension and Other Postretirement Benefits

NSTAR applies the funded status recognition provisions of SFAS No. 158, "Employer's Accounting for Deferred Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" to record the funded status of the pension and other postretirement benefit plans. The net periodic pension and other postretirement benefit costs for the second quarter were based on the latest available participant census data.  An annual actuarial valuation was completed during the second quarter and cost estimates were adjusted based on the actual results.

SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension and postretirement benefit costs.

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  During the first six months of 2007, NSTAR did not contribute to the Plan and does not anticipate making contributions to the Plan for the remainder of 2007 due to its current funded status.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Service cost	$5.1	$5.2	$10.8	$10.4
Interest cost	14.9	14.9	31.1	29.7
Expected return on Plan assets	(20.8)	(19.5)	(41.7)	(39.0)
Amortization of prior service cost	0.2	-	0.2	0.1
Recognized actuarial loss	4.6	6.8	10.3	13.6
Net periodic pension benefit cost	$4.0	$7.4	$10.7	$14.8

The first quarter net periodic pension cost is typically estimated based on the previous year’s liability and asset levels.  The net periodic pension costs for the six months ended June 30, 2007 and 2006 have been adjusted to reflect the final cost amounts for 2007 and 2006.  This adjustment (decreased)/increased the periodic pension benefit cost by approximately $(1.3) million and $0.9 million, respectively, and was recognized in the second quarter of each year.

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute for postretirement benefits.  During the first six months of 2007, NSTAR contributed $6.2 million to this plan and anticipates making an additional $6.7 million in contributions for the remainder of 2007 toward these benefits.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Service cost	$1.2	$1.4	$2.9	$2.8
Interest cost	8.8	8.2	17.8	16.5
Expected return on Plan assets	(6.5)	(6.8)	(14.1)	(13.5)
Amortization of prior service cost	(0.3)	-	(0.7)	0.3
Amortization of transition obligation	0.2	0.2	0.4	-
Recognized actuarial loss	2.9	2.7	5.5	5.3
Net periodic postretirement benefit cost	$6.3	$5.7	$11.8	$11.4

The first quarter net periodic postretirement benefit cost is typically estimated based on the previous year’s liability and asset levels.  The net periodic postretirement benefit costs for the six months ended June 30, 2007 and 2006 have been adjusted to reflect the final cost amounts for 2007 and 2006.  This adjustment increased the periodic postretirement benefit costs by approximately $0.4 million and $0.2 million, respectively, and was recognized in the second quarter of each year.

5.  Future Accounting Requirement

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact SFAS 159 may have, if any, on its financial position.

Note B.  Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of June 30, 2007 and December 31, 2006, the estimated amount of the cost of removal included in regulatory liabilities was approximately $264 million and $260 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

NSTAR accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  The electric distribution industry may contract to buy and sell electricity under option contracts, which allow the distribution company the flexibility to determine when and in what quantity to take electricity in order to align with its customers demand for electricity.  These contracts would normally meet the definition of a derivative instrument requiring mark-to-market accounting.  However, because electricity cannot be stored and utilities are obligated to maintain sufficient capacity to meet the electricity needs of their customer base, these contracts may qualify for the normal purchases and sales exception as described in SFAS 133 and Derivative Implementation Group interpretations and, therefore, do not require mark-to-market accounting.  NSTAR has determined that its electricity supply contracts qualify for, and NSTAR has elected to apply, the normal purchases and sales exception.  As a result, these agreements are not reflected as an asset or liability on the accompanying Consolidated Balance Sheets.  The majority of NSTAR's gas supply contracts do not qualify for the normal purchases and sales exception; however, these contracts contain market based pricing mechanisms, and therefore, no adjustments are required.

      Hedging Agreements

NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  The objective of this practice is to minimize fluctuations in prices to NSTAR firm gas sales customers.  NSTAR Gas does not take physical delivery of gas under these financial contracts.  These contracts qualify as derivative financial instruments, specifically cash flow hedges, under SFAS 133, as amended by SFAS 149.  Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled.  All actual costs and benefits incurred are included in the firm sales CGAC and are fully recoverable from customers.  As a result, NSTAR Gas records an offsetting regulatory asset or liability for the market price changes. Currently, these derivative contracts extend through April 2008.  At June 30, 2007 and December 31, 2006, NSTAR has recorded a liability and a corresponding regulatory asset of $1.6 million and $32.7 million, respectively, reflecting the fair value of these contracts.  During the six months ended June 30, 2007, approximately $25 million of these financial contracts were settled.

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

On March 1, 2007, NSTAR Electric and NSTAR Gas filed their 2006 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2006.

The Rate Settlement Agreement approved by the MDTE on December 30, 2005 established additional performance measures applicable to NSTAR's rate regulated subsidiaries.  The Rate Settlement Agreement outlines that NSTAR Gas will establish and submit a service quality measure based on separate leaks per mile metrics for bare-steel mains and unprotected, coated-steel mains.  A specific proposal to implement this performance benchmark is to be submitted to the MDTE for approval and subjects NSTAR Gas to a maximum penalty or incentive of up to $0.5 million.  This provision is still under discussion between the AG and NSTAR Gas.  The Rate Settlement Agreement also establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million.  As part of NSTAR Electric's filing of its 2005 Annual Service Quality performance measures earlier in 2006, it included benchmark information related to this new circuit performance.  The MDTE issued several sets of discovery questions in this matter.  NSTAR Electric has responded to the MDTE, including providing updates in September 2006 on detailed electric circuit data.  For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million.  No circuit performance incentive or penalty has been accrued during the six months ended June 30, 2007.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $30.4 million and $30.9 million and corresponding net increases in accumulated deferred income taxes were recorded as of June 30, 2007 and December 31, 2006, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

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

NSTAR adopted FIN 48 effective January 1, 2007.  NSTAR’s tax accounting policy prior to the adoption of FIN 48 was to recognize uncertain tax positions taken on its income tax returns only if the likelihood of prevailing was probable.  FIN 48 establishes a recognition standard of more-likely-than-not, which is below NSTAR’s previous tax recognition policy.

Upon the adoption, and in accordance with FIN 48, NSTAR recognized the cumulative effect of approximately $46.6 million as an increase to its beginning retained earnings related to the deduction from the loss on the abandonment of NSTAR's investment in the stock of RCN Corporation (RCN) and deduction of construction-related costs.  This adjustment consisted mostly of $39.6 million representing the net unrecognized benefit of the RCN share abandonment.  This adjustment also included the reversal of previously accrued interest expense on the RCN deduction and interest income accrued on the deduction of construction-related costs, as discussed further in this note, that combined net to $7 million after tax.  NSTAR's assessment of the RCN uncertain tax position has consistently been that it is more-likely-than-not of prevailing.

As of January 1, 2007, the date of adoption, and June 30, 2007, there were no unrecognized tax benefits of a permanent tax nature that if disallowed would have an impact on the Company’s effective tax rate.

The total amount of unrecognized tax benefit as of January 1, 2007 and June 30, 2007 was $12 million relating to several tax benefits reflected on a previous tax return.  This amount has been recognized as a FIN 48 liability on the accompanying Consolidated Balance Sheets in Deferred Credits - Other.  The amount of unrecognized interest income associated with the entire deduction of construction-related costs for 2002-2004 is approximately $14 million through June 30, 2007.

It is possible that the amount of unrecognized tax benefits in the form of interest income could significantly change within twelve months of the reporting date relating to the deduction for construction-related costs.  This would occur if NSTAR were to reach a resolution with the IRS Office of Appeals on this issue.  The estimated range of total potential tax benefit is zero to approximately $17 million as of January 1, 2007 and June 30, 2007.

NSTAR recognizes interest accrued related to uncertain tax positions in interest income or interest expense and related penalties if applicable in other deductions which is consistent with the recognition of these items prior to the issuance of FIN 48.

For the six months ended June 30, 2007 the amount of related interest income recognized in the accompanying Consolidated Statements of Income was $2.0 million and the total amount of accrued interest receivable on the accompanying Consolidated Balance Sheets was $6.0 million.  No penalties were recognized during the six months ended June 30, 2007.

As of June 30, 2007, the 2001 through 2006 federal and state tax years remain open.  Years 2001 and 2002 are currently at the IRS Office of Appeals and years 2003 and 2004 are under examination by the IRS.

   RCN Share Abandonment Tax Treatment

On December 24, 2003, NSTAR exited its investment in RCN by formally abandoning its 11.6 million shares of RCN common stock.  NSTAR determined that the abandonment at that time was the most tax efficient, cost effective and expedient means to exit its RCN investment.  NSTAR also determined that the benefit of a tax realization event at that time and in that manner outweighed any benefit that it would likely realize from any other alternative, including the future sale of such shares in an orderly fashion consistent with all laws, rules and regulations.  Based on NSTAR's assessment and its tax accounting policy at that time, NSTAR accrued a tax reserve so as not to recognize the tax benefit of the uncertain tax position.

As of December 31, 2006, the potential tax loss contingency was approximately $39.6 million.  Upon the adoption of FIN 48, as previously discussed, NSTAR recognized the entire amount as an adjustment to its January 1, 2007 retained earnings balance.

   Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended federal income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant using SSCM that resulted in accelerated deductions.  NSTAR has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $369 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and NSTAR would not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward.  As a result, NSTAR was required to make a cash tax payment to the IRS of $129.1 million in 2006 representing the tax benefit related to the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was not received.  This payment will be fully refunded with interest to NSTAR once this tax position is settled.  As of June 30, 2007 and December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Consolidated Balance Sheets.

Prior to the adoption of FIN 48, NSTAR had previously estimated that its tax position related to this tax benefit was less than more-likely-than-not.  However, in measuring the benefit in conjunction with the adoption of FIN 48 on January 1, 2007, NSTAR recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Net income	$50,100	$45,666	$97,920	$89,713
Basic EPS	$0.47	$0.43	$0.92	$0.84
Diluted EPS	$0.47	$0.43	$0.91	$0.84

Weighted average common shares
outstanding for basic EPS	106,808	106,808	106,808	106,808
Effect of diluted shares:
Weighted average dilutive potential common shares	340	247	345	266
Weighted average common shares outstanding for diluted EPS	107,148	107,055	107,153	107,074

Note G.  Long-Term Debt Redemption

On January 2, 2007, NSTAR Electric redeemed $77.7 million of long-term debt notes previously held by the former NSTAR subsidiary, Commonwealth Electric Company, as a result of NSTAR's merger of its electric subsidiaries.  The payment totaled $95.3 million inclusive of a make-whole redemption premium of $17.6 million.  This premium was recorded as a regulatory asset and is amortized over the recovery period.  At December 31, 2006, this debt was classified as due within one year on the accompanying Consolidated Balance Sheets.

Note H.  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments, or its traditional core businesses, are the electric and natural gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications and a liquefied natural gas service.  Amounts shown on the following table for the three and six-month periods ended June 30, 2007 and 2006 include the allocation of NSTAR's (parent company) results of operations (primarily interest costs) and assets, net of inter-company transactions, and primarily consist of interest charges and investment assets, respectively, to each business segment. The allocation of parent company charges is based on an allocation of the parent company's investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended June 30,
2007
Operating revenues	$592,361	$99,800	$32,974	$725,135
Segment net income	$45,138	$1,084	$3,878	$50,100
2006
Operating revenues	$664,071	$85,953	$34,562	$784,586
Segment net income (loss)	$43,779	$(625)	$2,512	$45,666

Six months ended June 30,
2007
Operating revenues	$1,286,887	$352,587	$70,039	$1,709,513
Segment net income	$75,672	$17,857	$4,391	$97,920
2006
Operating revenues	$1,422,613	$321,492	$75,251	$1,819,356
Segment net income	$70,114	$13,697	$5,902	$89,713

Total assets
June 30, 2007	$6,743,220	$674,542	$185,000	$7,602,762
December 31, 2006	$6,764,098	$805,635	$199,358	$7,769,091

Note I.  Commitments and Contingencies

1.  Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of June 30, 2007 and December 31, 2006, NSTAR had a reserve of $0.9 million and $2.9 million, respectively, for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action.  The MDTE has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of June 30, 2007 and December 31, 2006, NSTAR recorded a liability of approximately $3.6 million and $3.2 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party.  A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

2.  345kV Transmission Project

This project involves the construction of two 345kV transmission lines from a switching station in Stoughton, Massachusetts to substations in the Hyde Park section of Boston and to South Boston, respectively (phase one).  The first line of this project was placed in service in October 2006.  The second 345kV line of phase one was placed in service in April 2007.  Phase two of the 345kV project, which will add a third and final 345kV line to the project is expected to be in service in early 2009.  Expenditures on phase two of the project are expected to be approximately $30 million in 2007 and $65 million throughout 2008 and 2009.  These transmission lines ensure continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by NSTAR through wholesale and retail transmission rates.

3.  Regulatory and Legal Proceedings

a.  Changes in Massachusetts' Regulatory Structure

In February 2007, the newly elected Massachusetts Governor filed legislation amending Massachusetts utility regulation.  This was subsequently enacted by the Legislature and bifurcated the former agency - the Department of Telecommunications and Energy - into two distinct components - (1) energy and (2) telecommunications and cable television.  The DPU replaces the MDTE and has jurisdiction over electric, natural gas, water and transportation matters.  The DPU is headed by the newly established Commonwealth Utilities Commission, comprised of three commissioners.

b.  Regulatory Proceedings - MDTE/DPU

Proposed Rate Decoupling

On June 22, 2007, the DPU opened a generic investigation into rate structures and revenue recovery mechanisms that are intended to promote efficient deployment of demand resources in Massachusetts. Demand resources are installed equipment, measures or programs that reduce end-use demand for electricity or natural gas.  This investigation will include, in part, a review of whether and how existing mechanisms may be changed to better align a company's financial interests with the needs to provide greater energy efficiencies and foster the advancement of price-responsive demand in regional wholesale energy markets.  Historically, Massachusetts retail electric and natural gas distribution companies have sponsored customer-funded energy efficiency and load reduction programs.  The DPU has proposed to implement a base revenue adjustment mechanism that "decouples" the link between a utility’s revenues and its sales to eliminate a utility’s disincentive to sponsor such programs.

NSTAR supports the DPU’s objectives that would promote greater levels of energy efficiencies and alternative energy resources.  It is important that the outcome of this generic decoupling proceeding effectively achieve these objectives in balance with other rate policy objectives.  NSTAR Electric anticipates filing its comments and working to achieve an effective rate mechanism with the DPU. Initial comments from interested parties on this investigation are due at the DPU by September 10, 2007 and public hearings will be held.  NSTAR cannot predict the timing or the ultimate outcome of this proceeding on its financial position, operating results or cash flows.

c.  Current Rate Settlement Agreement Matters

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR, the AG and several interveners.  As a component of the Rate Settlement Agreement, NSTAR Electric is entitled to certain incentives related to Wholesale Power Cost Savings Initiatives. Under the terms of the agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR's role in the two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings NSTAR Electric began dialogue with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allows NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007.  In addition, NSTAR Electric will now share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  The impact of this revised agreement did not have a material impact on NSTAR’s results of operations, financial position or cash flows.  Approval of this agreement and of the incentives is required by the DPU.

NSTAR Electric made its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006. The filing implements the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  For 2007, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to its transition rate.  The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that resulted in a 2.64% increase in distribution rates.  For 2007, the CPSL cost recovery is estimated to be $13.3 million.  The CPSL program relates to incremental spending for stray-voltage remediation, double pole replacement and manhole inspections, repair and upgrade.  The total of the SIP and CPSL will result in higher total distribution rates of 4.3%, with a corresponding reduction in transition rates.  The CPSL amounts are subject to subsequent DPU review and reconciliation to actual costs for 2006.  The reconciliation of final CPSL amounts was filed on July 30, 2007.

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

d.  Rate Settlement Agreement and Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic MDTE order that required electric utilities to recover the energy-related portion of bad debt costs in their basic service rates, NSTAR Electric increased its basic service rates and reduced its distribution rates for those bad debt costs. In furtherance of this generic MDTE order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement. This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its basic service bad debt costs on a fully reconciling basis. These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement approved by the MDTE on December 30, 2005.

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the MDTE proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  However, on June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate but required NSTAR Electric to reduce base rates by the increase in its basic service bad debt charge-offs.  Such action would effectively eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementing this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. In addition, NSTAR Electric filed with the DPU a request for extension of the judicial appeal period.  On July 27, 2007, the extension was granted.  NSTAR Electric believes its position is appropriate and that it will ultimately prevail.  However, in the event that these actions are denied, NSTAR Electric intends to pursue all legal options.  As of June 30, 2007, the potential impact to earnings of eliminating the bad debt adder is approximately $11 million.  NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

e.  Regulatory Proceeding - FERC

On July 9, 2007, FERC issued an order that in part concluded that further proceedings would be necessary to conclude on provisions related to investment returns on NSTAR Electric's transmission investments.  FERC approved NSTAR’s proposed rates, subject to refund, pending the conclusion of subsequent proceedings.  NSTAR is currently evaluating this order and cannot estimate its impact until such proceedings are complete.  Furthermore, NSTAR cannot predict the timing or the ultimate resolution of this proceeding.

NSTAR's former subsidiaries Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all NSTAR Electric companies.  The new tariffs became effective on June 1, 2005; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener.  On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC.  The settlement was approved by the full Commission on March 1, 2007.

f.  Legal Matters

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

Electric utility operations.  NSTAR derives 75% of its operating revenues from the transmission and distribution of electric energy through its NSTAR Electric retail distribution subsidiary.

Gas operations.  NSTAR derives 21% of its operating revenues from the distribution of natural gas through its NSTAR Gas retail natural gas distribution subsidiary.

Unregulated operations.  NSTAR derives 4% of its operating revenues from non-utility, unregulated operating subsidiaries in the telecommunications and district energy operations.

Earnings.  NSTAR's earnings are impacted by its customers' requirements for energy in the form of unit sales of electricity and natural gas, which directly determine the level of distribution and transmission revenues recognized.  In accordance with the regulatory rate structure in which NSTAR operates, its recovery of energy and energy related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three and six-month periods ended June 30, 2007 amounted to $50.1 million and $97.9 million, or $0.47 and $0.91 diluted earnings per share, respectively, as compared to $45.7 million and $89.7 million, or $0.43 and $0.84 diluted earnings per share for the same periods in 2006, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR's 2006 Form 10-K.   Other than NSTAR's change in its tax accounting policy as a result of the adoption of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes," there have been no substantive changes to those policies and estimates.

     Uncertain Tax Positions

In July 2006, the FASB issued FIN 48 that prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes.  Specifically, FIN 48 establishes criteria for the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

NSTAR adopted FIN 48 effective January 1, 2007.  NSTAR’s tax accounting policy prior to the adoption of FIN 48 was to recognize uncertain tax positions taken on its income tax returns only if the likelihood of prevailing was probable.  FIN 48 establishes a recognition standard of more-likely-than-not, which is below NSTAR’s previous tax recognition policy.

Upon the adoption, and in accordance with FIN 48, NSTAR recognized the cumulative effect of approximately $46.6 million as an increase to its beginning retained earnings related to the deduction from the loss on the abandonment of NSTAR's investment in the stock of RCN Corporation (RCN) and deduction of construction-related costs.  This adjustment consisted mostly of $39.6 million representing the net unrecognized benefit of the RCN share abandonment.  This adjustment also included the reversal of previously accrued interest expense on the RCN deduction and interest income accrued on the deduction of construction-related costs, as further discussed in this section, that combined net to $7 million after tax.  NSTAR's assessment on the RCN uncertain tax position has consistently been that it is more-likely-than-not of prevailing.

As of January 1, 2007, the date of adoption, and June 30, 2007, there were no unrecognized tax benefits of a permanent tax nature that if disallowed would have an impact on the Company’s effective tax rate.

The total amount of unrecognized tax benefit as of January 1, 2007 and June 30, 2007 was $12 million relating to several tax benefits reflected on a previous tax return.  This amount has been recognized as a FIN 48 liability on the accompanying Consolidated Balance Sheets in Deferred Credits - Other.  The amount of unrecognized interest income associated with the entire deduction of construction-related costs for 2002-2004 is approximately $14 million through June 30, 2007.

It is possible that the amount of unrecognized tax benefits in the form of interest income could significantly change within twelve months of the reporting date relating to the deduction for construction-related costs.  This would occur if NSTAR were to reach a resolution with the IRS Office of Appeals on this issue.  The estimated range of total potential tax benefit is zero to approximately $17 million as of January 1, 2007 and June 30, 2007.

NSTAR recognizes interest accrued related to uncertain tax positions in interest income or interest expense and related penalties if applicable in other deductions which is consistent with the recognition of these items prior to the issuance of FIN 48.

For the six months ended June 30, 2007 the amount of related interest income recognized in the accompanying Consolidated Statements of Income was $2.0 million and the total amount of accrued interest receivable on the accompanying Consolidated Balance Sheets was $6.0 million.  No penalties were recognized during the six months ended June 30, 2007.

   RCN Share Abandonment Tax Treatment

On December 24, 2003, NSTAR exited its investment in RCN by formally abandoning its 11.6 million shares of RCN common stock.  NSTAR determined that the abandonment at that time was the most tax efficient, cost effective and expedient means to exit its RCN investment.  NSTAR also determined that the benefit of a tax realization event at that time and in that manner outweighed any benefit that it would likely realize from any other alternative, including the future sale of such shares in an orderly fashion consistent with all laws, rules and regulations.  Based on NSTAR's assessment and its tax accounting policy at that time, NSTAR accrued a tax reserve so as not to recognize the tax benefit of the uncertain tax position.

As of December 31, 2006, the potential tax loss contingency was approximately $39.6 million.  Upon the adoption of FIN 48, as previously discussed, NSTAR recognized the entire amount as an adjustment to its January 1, 2007 retained earnings balance.

   Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended federal income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant using SSCM that resulted in accelerated deductions.  NSTAR has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $369 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and NSTAR would not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward.  As a result, NSTAR was required to make a cash tax payment to the IRS of $129.1 million in 2006 representing the tax benefit related to the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was not received.  This payment will be fully refunded with interest to NSTAR once this tax position is settled.  As of June 30, 2007 and December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Consolidated Balance Sheets.

Prior to the adoption of FIN 48, NSTAR had previously estimated that its tax position related to this tax benefit was less than more-likely-than-not.  However, in measuring the benefit  in conjunction with the adoption of FIN 48 on January 1, 2007, NSTAR recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

FIN 48 requires the use of judgment in identifying and determining its uncertain tax positions.  Therefore, actual results could differ materially from previous estimates.

     Future Accounting Requirement

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities."  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS 159  may have, if any, on its financial position.

     Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of June 30, 2007 and December 31, 2006, customers of NSTAR Electric had approximately 55% and 51%, respectively, of their load requirements provided by competitive suppliers.

Current Rate Settlement Agreement Matters

On December 30, 2005, the MDTE approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR, the AG and several interveners.  As a component of the Rate Settlement Agreement, NSTAR Electric is entitled to certain incentives related to Wholesale Power Cost Savings Initiatives. Under the terms of the agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR's role in the two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings NSTAR Electric began dialogue with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allows NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007.  In addition, NSTAR Electric will now share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  The impact of this revised agreement did not have a material impact on NSTAR’s results of operations, financial position or cash flows.  Approval of this agreement and of the incentives is required by the DPU.

NSTAR Electric made its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006. The filing implements the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  For 2007, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to its transition rate.  The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that resulted in a 2.64% increase in distribution rates.  For 2007, the CPSL cost recovery is estimated to be $13.3 million.  The CPSL program relates to incremental spending for stray-voltage remediation, double pole replacement and manhole inspections, repair and upgrade.  The total of the SIP and CPSL will result in higher total distribution rates of 4.3%, with a corresponding reduction in transition rates.  The CPSL amounts are subject to subsequent DPU review and reconciliation to actual costs for 2006.  The reconciliation of final CPSL amounts was filed on July 30, 2007.

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

Rate Settlement Agreement and Basic Bad Debt Adder

On July 1, 2005, in response to a generic MDTE order that required electric utilities to recover the energy-related portion of bad debt costs in their basic service rates, NSTAR Electric increased its basic service rates and reduced its distribution rates for those bad debt costs. In furtherance of this generic MDTE order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement. This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its basic service bad debt costs on a fully reconciling basis. These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement approved by the MDTE on December 30, 2005.

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the MDTE proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  However, on June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate but required NSTAR Electric to reduce base rates by the increase in its basic service bad debt charge-offs.  Such action would effectively eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementing this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. In addition, NSTAR Electric filed with the DPU a request for extension of the judicial appeal period.  On July 27, 2007, the extension was granted.  NSTAR Electric believes its position is appropriate and that it will ultimately prevail.  However, in the event that these actions are denied, NSTAR Electric intends to pursue all legal options.  As of June 30, 2007, the potential impact to earnings of eliminating the bad debt adder is approximately $11 million.  NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

b.  Regulatory Policy Environment

In January 2007, a newly elected Governor and Attorney General took office.  The Governor and Attorney General have a very significant influence on energy policy and regulatory policy in Massachusetts. While it is premature to assess how such policies may change, the Governor has taken steps that suggest some degree of change is likely.

The Governor has identified energy policy as a key initiative of his administration, and has functionally reorganized key energy offices.  His reorganization plan, which took effect on April 11, 2007, created a new cabinet position - the Secretary of Energy and Environmental Affairs.  The Secretary now oversees a newly formed CUC, consisting of three commissioners.  The CUC leads the DPU, a newly formed agency that has jurisdiction over electric, natural gas, water and transportation matters.  The agency previously responsible for such functions, the MDTE, was eliminated.

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

NSTAR is an active participant in the development of energy policy in Massachusetts and is working cooperatively with the Governor, Attorney General, and other key stakeholders in this area.

NSTAR cannot determine what impact, if any, future changes in regulatory policy or proposed new initiatives relating to energy efficiency or renewable resources will have on its results of operations, cash flows or its financial position.

c.  Proposed Rate Decoupling

On June 22, 2007, the DPU opened a generic investigation into rate structures and revenue recovery mechanisms that are intended to promote efficient deployment of demand resources in Massachusetts. Demand resources are installed equipment, measures or programs that reduce end-use demand for electricity or natural gas.  This investigation will include, in part, a review of whether and how existing mechanisms may be changed to better align a company's financial interests with the needs to provide greater energy efficiencies and foster the advancement of price-responsive demand in regional wholesale energy markets.  Historically, Massachusetts retail electric and natural gas distribution companies have sponsored customer-funded energy efficiency and load reduction programs.  The DPU has proposed to implement a base revenue adjustment mechanism that "decouples" the link between a utility’s revenues and its sales to eliminate a utility’s disincentive to sponsor such programs.

NSTAR supports the DPU’s objectives that would promote greater levels of energy efficiencies and alternative energy resources.  It is important that the outcome of this generic decoupling proceeding effectively achieve these objectives in balance with other rate policy objectives.  NSTAR Electric anticipates filing its comments and working to achieve an effective rate mechanism with the DPU.  Initial comments from interested parties on this investigation are due at the DPU by September 10, 2007 and public hearings will be held.  NSTAR cannot predict the timing or the ultimate outcome of this proceeding on its financial position, operating results or cash flows.

d.  Regulatory Proceedings - FERC

On July 9, 2007, FERC issued an order that in part concluded that further proceedings would be necessary to conclude on provisions related to investment returns on NSTAR Electric's transmission investments.  FERC approved NSTAR’s proposed rates, subject to refund, pending the conclusion of subsequent proceedings.  NSTAR is currently evaluating this order and cannot estimate its impact until such proceedings are complete.  Furthermore, NSTAR cannot predict the timing or the ultimate resolution of this proceeding.

NSTAR's former subsidiaries Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all NSTAR Electric companies.  The new tariffs became effective on June 1, 2005; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener.  On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC.  The settlement was approved by the full Commission on March 1, 2007.

e.  Natural Gas Rates

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

NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  The objective of this practice is to minimize fluctuations in prices to NSTAR firm gas sales customers.  NSTAR Gas does not take physical delivery of gas when the financial contracts are executed.  These contracts qualify as derivative financial instruments and specifically cash flow hedges under SFAS 133, as amended by SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, if such contracts were settled.  All costs incurred are included in the firm sales CGAC and are fully recoverable in rates.  Therefore, NSTAR Gas records an offsetting regulatory asset or liability.  Management implemented this practice with five major financial institutions.  Currently, these derivative contracts extend through April 2008.  As of June 30, 2007 and December 31, 2006, NSTAR has recorded a liability and a corresponding regulatory asset of $1.6 million and $32.7 million, respectively, reflecting the fair value of these contracts.  During the six months ended June 30, 2007, approximately $25 million of these financial contracts were settled.

f.  Service Quality Indicators

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

On March 1, 2007, NSTAR Electric and NSTAR Gas filed their 2006 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2006.

The Rate Settlement Agreement approved by the MDTE on December 30, 2005 established additional performance measures applicable to NSTAR's rate regulated subsidiaries.  The Rate Settlement Agreement outlines that NSTAR Gas will establish and submit a service quality measure based on separate leaks per mile metrics for bare-steel mains and unprotected, coated-steel mains.  A specific proposal to implement this performance benchmark is to be submitted to the MDTE for approval and subjects NSTAR Gas to a maximum penalty or incentive of up to $0.5 million.  This provision is still under discussion between the AG and NSTAR Gas.  The Rate Settlement Agreement also establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million.  As part of NSTAR Electric's filing of its 2005 Annual Service Quality performance measures earlier in 2006, it included benchmark information related to this new circuit performance.  The MDTE issued several sets of discovery questions in this matter.  NSTAR Electric has responded to the MDTE, including providing updates in September 2006 on detailed electric circuit data.  For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million.  No circuit performance incentive or penalty has been accrued during the six months ended June 30, 2007.

Union Labor Contracts

Substantially all management, engineering, finance and support services are provided to the operating subsidiaries of NSTAR by employees of NSTAR Electric & Gas.  NSTAR has the following labor union contracts:

Union	Percent of Union to Total NSTAR Employees	Supports	Contract Expiration Date

Local 369 of the Utility Workers of America (AFL-CIO)	61%	Utility Operations	June 1, 2009

Local 12004 of the United Steelworkers of America	8%	Utility Operations	March 31, 2010

Local 877 of the International Union of Operating Engineers (AFL-CIO)	2%	MATEP	September 30, 2009

Management believes it has satisfactory relations with its employees.

Results of Operations

The following section of MD&A compares the results of operations for each of the three and six-month periods ended June 30, 2007 and 2006 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

Executive Summary

Earnings per common share were as follows:

	Three Months ended June 30,
	2007	2006	% Change
Basic and Diluted	$0.47	$0.43	9.3%

Net income was $50.1 million for the quarter ended June 30, 2007 compared to $45.7 million for the same period in 2006.  Major factors (after-tax) that contributed to the $4.4 million, or 9.6%, increase in 2007 earnings include:

•	Higher electric distribution revenues as a result of the Rate Settlement Agreement and an increase in energy sales of 0.4% ($3.6 million)
•	New energy mitigation incentive revenues representing NSTAR Electric's share related to wholesale energy cost savings with customers ($0.4 million)
•	Decrease in Operations and Maintenance expenses, including lower labor related costs and meter installations ($0.9 million)
•	Higher transmission revenues as a result of increased investment in the Company's transmission infrastructure, most notably the 345kV project ($2.1 million)

These increases in earnings factors were partially offset by:

•	The absence in the current quarter of a gain realized in 2006 from the sale of a parcel of non-utility property ($2.2 million)
•	Higher depreciation and amortization expense in 2007 related to higher depreciable electric and gas distribution plant in service ($1.2 million)
•	Higher short-term interest expense as a result of both increased rates and higher overall levels of borrowings ($0.8 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided $170 million primarily from changes in the transmission regulatory deferral related to refunds of RMR payments previously received from an electric energy generator.  These refunds are expected to be refunded to retail customers during 2007 through a rate reduction which was effective March 1, 2007.  Also contributing to the increase in cash from operating activities were increased collections of other regulatory assets and accounts receivable that was offset by an increased under-collection in the basic service deferral.

•	NSTAR invested approximately $82.7 million in capital projects to improve capacity and system reliability.
•

NSTAR paid approximately $34.7 million in common share dividends, retired approximately $38.7 million in securitized and other long-term debt and paid approximately $11 million, net to settle equity compensation obligations.

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months ended June 30,
	2007	2006	% Change

Residential	1,452,033	1,446,851	0.4
Commercial	3,242,840	3,213,993	0.9
Industrial	374,840	388,700	(3.6)
Street Lighting	34,318	34,284	0.1
Total retail sales	5,104,031	5,083,828	0.4

Firm Gas Sales and Transportation - BBtu	Three Months ended June 30,
	2007	2006	% Change

Residential	3,475	3,215	8.1
Commercial	2,692	2,713	(0.8)
Industrial	1,002	1,037	(3.4)
Municipal	444	445	(0.2)
Total firm sales	7,613	7,410	2.7

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Industrial sales are primarily influenced by economic conditions. Electric residential and commercial customers represented approximately 28% and 64%, respectively, of NSTAR's total sales mix for the second quarter of 2007 and provided approximately 39% and 55% of distribution and transmission revenues, respectively.  Refer to the "Electric revenues" section below for a more detailed discussion.

Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR's large commercial and industrial customers.

			Normal
			30-Year
	2007	2006	Average

Heating Degree-Days	1,017	950	972
Percentage colder (warmer) than prior year	7.1%	(8.1)%
Percentage colder (warmer) than 30-year average	4.6%	(2.3)%

Cooling Degree-Days	231	178	175
Percentage warmer (cooler) than prior year	29.8%	(2.2)%
Percentage warmer (cooler) than 30-year average	32%	1.7%

Heating Degree-Days measure changes in daily temperature levels in explaining demand for electricity and natural gas, based on weather conditions.  Weather conditions impact electric sales primarily during the summer and gas sales during the winter season in NSTAR's service area.  The comparative information above relates to heating and cooling degree-days for the second quarter of 2007 and 2006 and the number of heating and cooling degree-days in a "normal" second quarter as presented by a 30-year average.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below or above the base temperature is measured as one heating or cooling degree-day.

The 0.4% or 20,203 MWh energy sales increase in the second quarter of 2007 reflects colder weather early in the quarter, followed by warmer periods in May and June.  Industrial sales continue to lag due to the weak manufacturing segment of the economy.  The 2.7% increase in firm gas and transportation sales is due to the colder spring weather in April and the shift of commercial and industrial customers in several instances returning to using natural gas from fuel oil.

Operating revenues

Operating revenues for the second quarter of 2007 decreased $59.5 million or 7.6% from the same period in 2006 as follows:

(in millions)	Three Months Ended June 30,		Increase/(Decrease)
	2007	2006	Amount	Percent
Electric revenues
Retail distribution and transmission	$220.2	$241.0	$(20.8)	(8.6)
Energy, transition and other	372.2	423.0	(50.8)	(12.0)
Total retail electric revenues	592.4	664.0	(71.6)	(10.8)
Gas revenues
Firm and transportation	25.7	25.7	-	-
Energy supply and other	74.1	60.2	13.9	23.1
Total gas revenues	99.8	85.9	13.9	16.2

Unregulated operations revenues	32.9	34.7	(1.8)	(5.2)
Total operating revenues	$725.1	$784.6	$(59.5)	(7.6)

  Electric revenues

NSTAR's largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and FERC.  Electric retail distribution revenues primarily represent charges to customers for recovery of the Company's capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations.  The decrease in retail distribution and transmission revenues primarily reflects the positive impact of NSTAR's efforts in the Wholesale Power Cost Savings Initiative on behalf of its customers that decreased regional RMR costs.  As approved by the MDTE, this resulted in a decrease in retail transmission billing of approximately $30.6 million for the three months ended June 30, 2007 as compared to the same period in 2006.  This reflects the refund from the ISO-NE of previously billed RMR costs.   NSTAR Electric lowered its transmission rates effective on March 1, 2007, as approved by the MDTE, in order to refund amounts previously collected from customers.  The Rate Settlement Agreement of December 30, 2005 permits NSTAR Electric to increase its distribution rates by an annual rate of $30 million effective May 1, 2006, and an annual inflation-adjusted rate increased effective January 1, 2007, with a corresponding reduction in transition rates.  This increased distribution revenues by $9.9 million for the three months ended June 30, 2007, as compared to 2006.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlement), rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $50.8 million decrease in energy, transition and other revenues is primarily attributable to the $36.2 million decrease in energy supply costs and by a reduction of $21.9 million in transition-related revenues resulting from the December 30, 2005 Rate Settlement Agreement.  These amounts were partially offset by an increase in non-retail related transmission revenues of $5.4 million that are used to support NSTAR Electric's regional transmission assets.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area.  Firm and transportation revenues were flat despite the slight increased sales volumes of 2.7% due to fixed price components of rates.

NSTAR Gas' sales are impacted by heating season weather because a substantial portion of its customer base uses natural gas for space heating purposes.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenue increase of $13.9 million primarily reflects the 14.4% increase in the cost of gas per therm purchased, and to a lesser extent, the impact of 2.7% increase in energy sales.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR's unregulated businesses that include district energy and telecommunications operations.  Unregulated revenues were $32.9 million for the quarter ended June 30, 2007 compared to $34.7 million in 2006, a decrease of $1.8 million, or 5.2%.  The decrease in unregulated revenues is primarily the result of lower electricity, steam and chilled water prices, and slightly lower electricity and chilled water sales offset by higher steam sales.

Operating expenses

Purchased power costs were $304.8 million in the second quarter of 2007 compared to $385.6 million in the same period of 2006, a decrease of $80.8 million, or 21%.  Despite higher energy sales of 0.4%, the decrease in expense reflects lower basic service and other energy supply costs of $14.5 million for both NSTAR's regulated and unregulated companies.  In addition, transmission costs declined $66.3 million as a result of a $73.9 million decline in transmission-related congestion costs partially offset by higher regional network support costs of $6.6 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Cost of gas sold, representing NSTAR Gas' supply expense, was $64.9 million in the second quarter of 2007 compared to $51.8 million in 2006, an increase of $13.1 million, or 25%.  The increase in cost reflects the 2.7% increase in firm gas sales, the settlement of cash flow hedging contracts during the quarter of $4.4 million and to higher costs of gas supply per therm.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $103.6 million in the second quarter of 2007 compared to $106.8 million in the same period of 2006, a decrease of $3.2 million, or 3%.  This decrease primarily relates to lower labor related expense and lower meter installation costs.

Depreciation and amortization expense was $90.7 million in the second quarter of 2007 compared to $88.8 million in the same period of 2006, an increase of $1.9 million or 2%.  The increase primarily reflects higher depreciable distribution and transmission plant in service and higher software amortization costs.

DSM and renewable energy programs expense was $16.7 million in the second quarter of 2007 compared to $15.7 million in the same period of 2006, an increase of $1.0 million, or 6%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $21.0 million in the second quarter of 2007 compared to $21.8 million in the same period of 2006, a decrease of $0.8 million, or 3%.

Income tax expense attributable to operations was $30.6 million in the second quarter of 2007 compared to $26.5 million in the same period of 2006, an increase of $4.1 million, or 15%, reflecting the impact of higher pre-tax operating income in 2007.

Other income, net

Other income, net was approximately $1.6 million in the second quarter of 2007 compared to $3.6 million in the same period of 2006, a decrease in other income of $2 million.  The decrease primarily reflects the absence in 2007 of the $2.2 million net gain realized in the second quarter of 2006 on the sale of a parcel of non-utility land.

Other deductions, net

Other deductions, net was approximately $0.7 million in the second quarter of 2007 compared to $0.9 million in the same period of 2006, a slight decrease in other deductions of $0.2 million primarily due to higher costs attributable to the close-out of sales and services related to the gas appliances business.

Interest charges

Interest on long-term debt and transition property securitization certificates was $38.3 million in the second quarter of 2007 compared to $42.6 million in the same period of 2006, a decrease of $4.3 million, or 10%.  The decrease in interest expense reflects:

•

Lower interest cost as a result of the redemption of all debt of the former Commonwealth Electric and Cambridge Electric subsidiaries' long-term debt on January 2, 2007 and the fourth quarter of 2006, respectively.  ($2.2 million)

•

Lower interest costs on transition property securitization debt of $2.1 million due to current maturities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs

Short-term and other interest expense was $5.4 million in the second quarter of 2007 compared to $3.5 million in the same period of 2006, an increase of $1.9 million, or 54%.  The increase is due to higher average level of funds borrowed as compared to the same period in 2006 and an increase in interest charges related to regulatory deferrals for deferred gas costs.  Higher interest rates on short-term borrowings also slightly contributed to the increase.  The weighted average short-term interest rates including fees were 5.47% and 5.33% in the three-month periods ended June 30, 2007 and 2006, respectively.  The higher average borrowing during 2007 reflects the impact of NSTAR Electric financing the redemption of $77.7 million in long-term debt in January 2007 with short-term debt.  Partially offsetting these increases was a decrease of $0.9 million in interest expense on income tax deficiencies.

Common Share Dividends

On May 3, 2007, NSTAR's Board of Trustees declared a quarterly cash dividend of $0.325 per share for shareholders of record on July 10, 2007, payable August 1, 2007.  NSTAR's current quarterly cash dividend rate is $0.325 per share or $1.30 per share on an annualized basis.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Executive Summary

Earnings per common share were as follows:

	Six Months Ended June 30,
	2007	2006	% Change
Basic	$0.92	$0.84	9.5%
Diluted	$0.91	$0.84	8.3%

Net income was $97.9 million for the six-month period ended June 30, 2007 compared to $89.7 million for the same period in 2006.  Major factors (after-tax) that contributed to the $8.2 million, or 9.1%, increase in 2007 earnings include:

•	Higher electric distribution revenues as a result of the Rate Settlement Agreement and increased energy sales of 1.3% ($12.8 million)
•	Higher firm gas revenues due to higher energy sales of 11% primarily caused by colder weather (heating degree-days increased by 10%) ($3.8 million)
•	New energy mitigation incentive revenues representing NSTAR Electric's share related to wholesale energy cost savings with customers ($1.9 million)
•	Higher transmission revenues as a result of increased investment in the Company's transmission infrastructure, most notably the 345kV project ($1.4 million)

These increases in earnings factors were partially offset by:

•

Higher operations and maintenance expenses in 2007 primarily related to the absence of a cumulative pre-tax adjustment of $6.9 million reduction in bad debt expense recorded in 2006 to reflect the implementation of a recovery rate mechanism.  Net of decreases with other operations and maintenance expenses, earnings decreased by approximately $3.8 million.

•

Lower earnings resulting from NSTAR's unregulated district energy business due to a provision for a potential customer refund relating to a pricing dispute and lower revenues resulting from lower electric rates and higher energy costs ($2.6 million)

•	The absence of a gain realized in 2006 from the sale of a parcel of non-utility property ($2.2 million)
•	Higher depreciation and amortization expense in 2007 related to higher depreciable electric and gas distribution plant in service ($2.8 million)
•	Higher short-term interest expense as a result of both increased rates and higher overall levels of borrowings ($2 million)

Significant cash flow events during the first half of 2007 include the following:

•

Cash flows from operating activities provided $337.4 million primarily from changes in the transmission deferral related to refunds of RMR payments previously received from an electric energy generator.  These refunds are expected to be refunded to retail customers during 2007 through a rate reduction which was effective March 1, 2007.  Also contributing to the increase in cash from operating activities were increased collections of other regulatory assets, accounts receivable, and utilization of gas inventory that was offset by an increased under-collection in the basic service deferral.

•	NSTAR invested approximately $171.3 million in capital projects to improve capacity and reliability.
•

NSTAR paid approximately $69.4 million in common share dividends, retired approximately $151.7 million in securitized and other long-term debt and paid approximately $11 million, net, to settle equity compensation obligations.

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Six Months Ended June 30,
	2007	2006	% Change

Residential	3,142,376	3,102,606	1.3
Commercial	6,501,658	6,367,775	2.1
Industrial	741,114	781,186	(5.1)
Street Lighting	79,915	80,464	(0.7)
Total retail sales	10,465,063	10,332,031	1.3

Firm Gas Sales and Transportation - BBtu	Six Months Ended June 30,
	2007	2006	% Change

Residential	13,634	12,307	10.8
Commercial	9,835	8,769	12.2
Industrial	2,978	2,678	11.2
Municipal	1,851	1,749	5.8
Total firm sales	28,298	25,503	11.0

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Industrial sales are primarily influenced by economic conditions. Electric residential and commercial customers represented approximately 30% and 62%, respectively, of NSTAR's total sales mix for the first six months of 2007 and provided approximately 42% and 52% of distribution and transmission revenues, respectively.  Refer to the "Electric revenues" section below for a more detailed discussion.

Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR's large commercial and industrial customers.

			Normal
			30-Year
	2007	2006	Average

Heating Degree-Days	4,347	3,951	4,276
Percentage colder (warmer) than prior year	10.0%	(10.3)%
Percentage colder (warmer) than 30-year average	1.7%	(7.6)%

Cooling Degree-Days	231	178	176
Percentage (cooler) warmer than prior year	29.8%	(2.2)%
Percentage (cooler) warmer than 30-year average	31.3%	1.1%

Heating Degree-Days measure changes in daily temperature levels in explaining demand for electricity and natural gas, based on weather conditions.  Weather conditions impact electric sales primarily during the summer and, to a greater extent, gas sales during the winter season in NSTAR's service area.  The comparative information above relates to heating degree-days for the first half of 2007 and 2006 and the number of heating degree-days in a "normal" first half of the year as presented by a 30-year average.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below or above the base temperature is measured as one heating or cooling degree-day.

The 1.3% or 133,000 MWh energy sales increase in the first half of 2007 reflects colder winter temperatures, particularly in February and March and a cooler April offset by the negative impact of unseasonably warm weather in January and a warmer May and June.  Industrial sales continue to lag due to the weak manufacturing segment of the economy.  The 11% increase in firm gas and transportation sales is due to the colder winter weather and the shift of commercial and industrial customers in several instances returning to using natural gas from fuel oil.  All gas customer segments showed positive sales growth despite continued customer conservation efforts.

Operating revenues for the first half of 2007 decreased $109.9 million or 6% from the same period in 2006 as follows:

(in millions)	Six Months Ended June 30,		Increase/(Decrease)
	2007	2006	Amount	Percent
Electric revenues
Retail distribution and transmission	$449.2	$447.6	$1.6	0.4
Energy, transition and other	837.7	974.9	(137.2)	(14.1)
Total retail electric revenues	1,286.9	1,422.5	(135.6)	(9.5)
Gas revenues
Firm and transportation	86.9	80.7	6.2	7.7
Energy supply and other	265.7	240.8	24.9	10.3
Total gas revenues	352.6	321.5	31.1	9.7

Unregulated operations revenues	70.0	75.4	(5.4)	(7.2)
Total operating revenues	$1,709.5	$1,819.4	$(109.9)	(6.0)

  Electric revenues

NSTAR's largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and FERC.  Electric retail distribution revenues primarily represent charges to customers for recovery of the Company's capital investment, including a return component, and operation and maintenance costs related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's substations.  The increase in retail distribution and transmission revenues reflects increased energy sales of 1.3% and the impact of the Rate Settlement Agreement of December 30, 2005 that permits NSTAR Electric to increase its distribution rates by an annual rate of $30 million effective May 1, 2006, with a corresponding reduction in transition charges. This resulted in increased distribution revenues of $33.8 million for the six-months ended June 30, 2007 as compared to 2006.  In addition, effective January 1, 2007, the Rate Settlement Agreement also establishes annual inflation-adjusted distribution rate increases that are offset by decreases in transition rates.  The increase in distribution revenues is significantly offset by lower transmission revenues related to the positive impact of NSTAR's efforts in the Wholesale Power Cost Savings Initiative on behalf of its customers that decreased regional RMR costs.  As approved by the MDTE, this resulted in a decrease in retail transmission billing of approximately $32.2 million for the six months ended June 30, 2007 as compared to the same period in 2006.  This decrease reflects the refund from the ISO-NE of previously billed RMR costs.  NSTAR Electric lowered its retail transmission rates effective on March 1, 2007, as approved by the MDTE, in order to refund amounts previously over collected from customers and match the amount to be paid to generators.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $137.2 million decrease in energy, transition and other revenues is primarily attributable to the $142.5 million decrease in energy supply costs and a reduction of $32.2 million in transition-related revenues resulting from the December 30, 2005 Rate Settlement Agreement.  These amounts were partially offset by an increase in non-retail related regional transmission revenues of $33 million that are used to support NSTAR Electric's transmission assets.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area.  The $6.2 million increase in firm and transportation revenues is primarily attributable to colder winter weather conditions and customers switching back to natural gas from alternate fuel sources as a result of higher energy price concerns.  These factors resulted in the increase in sales volumes of 11% through June 30, 2007.

NSTAR Gas' sales are impacted by heating season weather because a substantial portion of its customer base uses natural gas for space heating purposes.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenue increase of $24.9 million primarily reflects the 11% increase in energy sales offset by a 8.9% decline in the cost of gas per therm purchased from these suppliers.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are primarily derived from NSTAR's unregulated businesses that include district energy and telecommunications operations.  Unregulated revenues were $70 million through June 30, 2007 compared to $75.4 million in 2006, a decrease of $5.4 million, or 7.2%.  The decrease in unregulated revenues is primarily the result of lower electricity, steam and chilled water prices and slightly lower electricity and chilled water sales offset by higher steam sales.

Operating expenses

Purchased power costs were $738.6 million in the first half of 2007 compared to $893.0 million in the same period of 2006, a decrease of $154.4 million, or 17%.  Despite higher energy sales of 1.3%, the decrease in expense reflects lower basic service and other energy supply costs of $84.1 million for both NSTAR's regulated and unregulated companies.  In addition, transmission costs declined $70.3 million as a result of a $105.1 million decline in transmission-related congestion costs partially offset by higher regional network support costs of $32.4 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Cost of gas sold, representing NSTAR Gas' supply expense, was $243.4 million in the first half of 2007 compared to $219.1 million in 2006, an increase of $24.3 million, or 11%.  The increase in cost reflects the 11% increase in firm gas sales and the settlement of cash flow hedging contracts during the current six-month period of $25.3 million, partly offset by lower costs of gas supply per therm.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $217.7 million in the first half of 2007 compared to $213.5 million in the same period of 2006, an increase of $4.2 million, or 2%.  This increase primarily relates to higher bad debt expense due to the absence of a cumulative $6.9 million reduction in bad debt expense recorded in 2006 to reflect the implementation of a recovery rate mechanism.  This increase was partially offset by lower labor related costs and lower meter installation costs.

Depreciation and amortization expense was $187.3 million in the first half of 2007 compared to $182.7 million in the same period of 2006, an increase of $4.6 million or 2%.  The increase primarily reflects higher depreciable distribution and transmission plant in service and higher software amortization costs.

DSM and renewable energy programs expense was $34.6 million in the first half of 2007 compared to $34 million in the same period of 2006, an increase of $0.6 million, or 2%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $47.7 million in the first half of 2007 compared to $48.8 million in the same period of 2006, a decrease of $1.1 million, or 2%.

Income tax expense attributable to operations was $58.3 million in the first half of 2007 compared to $53.2 million in the same period of 2006, an increase of $5.1 million, or 10%, reflecting higher pre-tax operating income in 2007.

Other income, net

Other income, net was approximately $5.3 million in the first half of 2007 compared to $5.5 million in the same period of 2006, a decrease of $0.2 million.  The decrease primarily reflects the absence in 2007 of the net gain realized in 2006 of $2.2 million on the sale of a parcel of non-utility land.  In 2007, other income includes executive life insurance proceeds of $2 million and higher equity earnings from investments in the Yankee units and Hydro-Quebec, offset by lower revenues from the rental of heating equipment.

Other deductions, net

Other deductions, net was approximately $1.4 million in the first half of 2007 compared to $1.5 million in the same period of 2006, a slight decrease of $0.1 million.

Interest charges

Interest on long-term debt and transition property securitization certificates was $77.6 million in the first half of 2007 compared to $83.6 million in the same period of 2006, a decrease of $6.0 million, or 7%.  The decrease in interest expense reflects:

•

Lower interest cost as a result of the redemption of all debt of the former Commonwealth Electric and Cambridge Electric subsidiaries' long-term debt on January 2, 2007 and the fourth quarter of 2006, respectively  ($4.1 million)

•

Lower interest costs on transition property securitization debt of $4.3 million due to current maturities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs

These decreases were partially offset by:

•	Interest expense associated with NSTAR Electric's $200 million Debentures issued in March 2006 ($2.4 million)

Short-term and other interest expense was $11.6 million in the first half of 2007 compared to $8.2 million in the same period of 2006, an increase of $3.4 million, or 41%.  The increase is due to a higher average level of funds borrowed as compared to the same period in 2006 and an increase in interest charges related to regulatory deferrals for deferred gas costs.  Higher interest rates on short-term borrowings also slightly contributed to the increase.  The weighted average short-term interest rates including fees were 5.48% and 5.03% in the six-month periods ended June 30, 2007 and 2006, respectively.  The higher average borrowing during 2007 reflects the impact of NSTAR Electric financing the redemption of $77.7 million in long-term debt in January 2007 with short-term debt.  Partially offsetting these increases was a decrease of $2.5 million in interest expense on income tax deficiencies.

Liquidity and Capital Resources

     Current Cash Flow Activity

NSTAR's primary uses of cash in the first half of 2007 included capital expenditures, dividend payments, payments of debt and purchase power contract restructuring buyout payments.

Net operating cash flow in the first half of 2007 provided $337.4 million.  The Company used $172.2 million in its net investing activities that consisted of $171.3 million of plant expenditures.  Additionally, the Company used $170.4 million in its net financing activities primarily due to the redemption of long-term debt and transition property securitization and payment of dividends.

     Operating Activities

The net cash provided by operating activities increased by $70.9 million to $337.4 million in the first half of 2007 when compared to the same period in 2006 primarily due to changes in the transmission regulatory deferral ($90 million) primarily related to refunds of RMR payments previously received from an electric energy generator.  These refunds are expected to be refunded to retail customers during 2007 through a rate reduction which was effective March 1, 2007.  Also contributing to the increase in cash from operating activities were increased collections of other regulatory assets ($43 million), collections of accounts receivable ($26 million), and utilization of gas inventory ($26 million) that were offset by increased under-collection of basic service deferral ($57 million) and decreased dividends payable ($32 million).

     Investing Activities

The net cash used in investing activities in the first half of 2007 of $172.2 million consists primarily of capital expenditures related to infrastructure investments in transmission and distribution systems. Capital expenditures decreased $50.3 million from the prior year to date primarily due to lower spending on the 345kV transmission project in 2007 compared to the same period in 2006.

     Financing Activities

The net cash used in financing activities in the first half of 2007 of $170.4 million primarily reflects long-term debt redemptions of $80.5 million, transition property securitization redemptions of $71.2 million, and payment of dividends to common shareholders of $69.4 million, which was offset by higher short-term debt of $64.5 million.

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements.  NSTAR Gas has financial covenant requirements under its long-term debt arrangements and was in compliance at June 30, 2007 and December 31, 2006.  NSTAR's long-term debt other than its Mortgage Bonds, issued by NSTAR Gas and of MATEP, is unsecured.

NSTAR has executed a five-year, $175 million revolving credit agreement that expires January 2, 2012. At June 30, 2007 and December 31, 2006, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at June 30, 2007 and December 31, 2006, had $108.5 million and $53.5 million outstanding, respectively.  Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  Commitment fees must be paid on the total agreement amount.  At June 30, 2007 and December 31, 2006, NSTAR was in full compliance with the aforementioned covenant as the ratios were 56.8% and 58.3%, respectively.

On May 18, 2007, NSTAR Electric filed with the DPU for approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008.  On May 18, 2007, in connection with this filing, NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue up to $400 million in debt securities.  The SEC declared the registration statement effective on June 1, 2007.  NSTAR Electric will use the proceeds of the issuance of these securities for financing of capital expenditures, repayment of short-term debt, and/or general working capital purposes.  NSTAR Electric anticipates DPU approval of its financing plan by the end of the third quarter.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 23, 2008, with maturity dates no later than October 23, 2009, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires January 2, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At June 30, 2007 and December 31, 2006, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had a $337 million and $200 million outstanding balance at June 30, 2007 and December 31, 2006, respectively.  On January 2, 2007, with the effect of the NSTAR Electric merger, the commercial paper program had an outstanding balance of $326 million. Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  At June 30, 2007 and December 31, 2006, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 42.0% and 49.0%, respectively.

Effective with the NSTAR Electric merger, NSTAR Gas has $200 million available under a line of credit. As of June 30, 2007 and December 31, 2006, NSTAR Gas had $55.4 million and $150.7 million outstanding balances, respectively.

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

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 1997 Share Incentive Plan and 2007 Long-term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended June 30, 2007, all shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

April	62,998	$37.13
May	302,786	$36.99
June	5,197	$33.41
Total second quarter	370,981	$36.96

Item 4.  Submission of Matters to a Vote of Security Holders

NSTAR’s Annual Meeting of Shareholders was held on May 3, 2007.  Proxies representing 91,567,604 shares, or 85.7%, of the 106,808,376 outstanding shares entitled to vote were present at the Annual Meeting, constituting a quorum.  Shareholders voted on the following proposals:

Proposal 1.  The following three Class II trustees were elected to serve until the 2010 Annual Meeting and until the election and qualification of their respective successors:

Name of Candidate	For		Withheld

Gary L. Countryman	85,387,432	93.3%	6,180,172	6.7%
Daniel Dennis	89,591,480	97.8%	1,976,124	2.2%
Thomas J. May	88,322,916	96.5%	3,244,688	3.5%

Proposal 2.  Shareholders approved the NSTAR 2007 Long Term Incentive Plan that became effective on May 3, 2007, as follows:

For		Against		Abstain		No Vote

63,963,637	69.9%	7,520,762	8.2%	1,383,877	1.5%	18,699,328	20.4%

Proposal 3.  Shareholders approved the ratification of the appointment of PricewaterhouseCoopers LLP as NSTAR’s independent registered public accounting firm for the 2007 fiscal year, as follows:

For		Against		Abstain		No Vote
89,689,625	97.9%	1,173,114	1.3%	704,865	0.8%	-	-

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:

Exhibit	15	-	Letter Re Unaudited Interim Financial Information

	15.1		PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a - 14(a)/15d-14(a) Certifications

	31.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1		Report of Independent Registered Public Accounting Firm*

		*

Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act.  Therefore, the accountant is not subject to the liability provisions of Section 11 of the 1993 Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR
(Registrant)

Date: August 1, 2007	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer