Form 10-Q
period 2007-09-30
NSTAR/MA
filed 2007-10-31
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1 per share, as of October 30, 2007.

NSTAR

Form 10-Q

 Quarterly Period Ended September 30, 2007

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements
	Consolidated Statements of Income	4
	Consolidated Statements of Retained Earnings	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Balance Sheets	6 - 7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9 - 19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19 - 40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II. Other Information:
Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

Signature		43

Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR has filed with the SEC on the SEC's website at www.sec.gov.  In addition, NSTAR's Board of Trustees has various committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee and a Board Governance and Nominating Committee.  The Board also has a standing Executive Committee.  The Board has adopted the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and a Code of Ethics and Business Conduct for Directors, Officers and Employees ("Code of Ethics").  NSTAR intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Officer or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, on Form 8-K, within five business days following the date of such amendment or waiver.  NSTAR's SEC filings and Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR's executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR's website at www.nstar.com.  Copies of NSTAR's SEC filings may also be obtained by writing to NSTAR's Investor Relations Department at the address on the cover of this Form 10-Q or by calling 781-441-8338.

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
DPU

Massachusetts Department of Public Utilities (Prior to April 11, 2007, the DPU was known as the MDTE.  The Company uses the acronym DPU interchangeably throughout this report to refer to both the DPU and MDTE.)

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
MDTE	Massachusetts Department of Telecommunications and Energy (now known as DPU)
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
BBtu	Billions of British thermal units
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
DSM	Demand-Side Management
EPS	Earnings Per Common Share
FIN	FASB Interpretation Number
GAAP	Generally accepted accounting principles in the United States of America
LDAC	Local Distribution Adjustment Clause
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MWh	Megawatthour (equal to one million watthours)
NEMA	Northeastern Massachusetts
OATT	Open Access Transmission Tariff
PBR	Performance Based Distribution Rates
RMR	Reliability Must Run
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method

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

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital
•	weather conditions that directly influence the demand for electricity and natural gas and impact from major storms
•	future economic conditions in the regional and national markets
•

changes to prevailing local, state and federal governmental policies and regulatory actions (including those of the DPU and FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets and energy costs, financings, municipalization acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies and changes in, and compliance with, environmental and safety laws and policies

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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating revenues	$804,919	$956,279	$2,514,432	$2,775,635

Operating expenses:
Purchased power and transmission	360,734	518,085	1,099,345	1,411,115
Cost of gas sold	29,799	34,132	273,172	253,203
Operations and maintenance	112,385	108,008	330,043	321,499
Depreciation and amortization	89,716	87,771	277,041	270,461
DSM and renewable energy programs	18,562	18,364	53,199	52,318
Property and other taxes	22,834	23,688	70,566	72,455
Income taxes	49,828	44,924	108,098	98,138
Total operating expenses	683,858	834,972	2,211,464	2,479,189

Operating income	121,061	121,307	302,968	296,446

Other income (deductions):
Other income, net	2,410	3,205	7,712	8,705
Other deductions, net	(1,177)	(385)	(2,600)	(1,913)
Total other income, net	1,233	2,820	5,112	6,792

Interest charges:
Long-term debt	29,134	31,245	87,537	91,375
Transition property securitization	9,037	11,122	28,182	34,552
Short-term debt and other	720	6,834	12,292	15,044
AFUDC	(1,285)	(2,269)	(3,519)	(5,621)
Total interest charges	37,606	46,932	124,492	135,350

Preferred stock dividends of subsidiary	490	490	1,470	1,470
Net income	$84,198	$76,705	$182,118	$166,418

Weighted average common shares outstanding:
Basic	106,808	106,808	106,808	106,808
Diluted	107,047	107,166	107,120	107,098

Earnings per common share:
Basic	$0.79	$0.72	$1.71	$1.56
Diluted	$0.79	$0.72	$1.70	$1.55

Dividends declared per common share	$0.325	$0.3025	$0.975	$1.21

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance at the beginning of the period, as previously reported	$739,428	$614,284	$664,323	$621,500
Adoption of FIN 48 adjustment	-	-	46,610	-
Adjusted balance at the beginning of the period	739,428	614,284	710,933	621,500
Add:
Net income	84,198	76,705	182,118	166,418
Subtotal	823,626	690,989	893,051	787,918
Deduct:
Dividends declared:
Common shares *	34,713	32,309	104,138	129,238
Balance at the end of the period	$788,913	$658,680	$788,913	$658,680

*

As a result of a change in NSTAR's Board of Trustees meetings schedule in 2005, the fourth quarter dividend typically declared in December was approved on January 26, 2006.  The dividend payment schedule remains unchanged.

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$84,198	$76,705	$182,118	$166,418
Other comprehensive income, net:
Pension and postretirement benefits costs	561	-	1,680	-
Deferred income tax expense	(231)	-	(692)	-
Comprehensive income	$84,528	$76,705	$183,106	$166,418

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2007	2006
Assets
Utility Plant:
Electric and gas plant in service, at original cost	$5,259,159	$5,033,562
Less: accumulated depreciation	1,303,945	1,244,163
	3,955,214	3,789,399
Construction work in progress	126,565	155,862
Net utility plant	4,081,779	3,945,261

Other property and investments:
Non-utility property, net	143,524	140,866
Equity investments	7,468	8,113
Other investments	85,439	74,482
	236,431	223,461

Current assets:
Cash and cash equivalents	21,022	16,132
Restricted cash	4,237	7,010
Accounts receivable, net of allowance of $26,463 and $27,240, respectively	317,145	317,220
Accrued unbilled revenues	55,649	58,976
Regulatory assets	448,850	418,724
Inventory, at average cost	117,592	124,874
Other	10,323	16,514
	974,818	959,450

Deferred debits:
Regulatory assets	2,145,227	2,434,737
Other	85,410	77,062
	2,230,637	2,511,799

Refundable income tax	129,120	129,120
Total assets	$7,652,785	$7,769,091

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2007	2006
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share, 200,000,000 shares
authorized, 106,808,376 issued and outstanding	$106,808	$106,808
Premium on common shares	815,591	823,450
Retained earnings	788,913	664,323
Accumulated other comprehensive loss	(11,030)	(12,018)
	1,700,282	1,582,563

Long-term debt and preferred stock:
Long-term debt	1,719,592	1,723,558
Transition property securitization	483,958	637,217
Cumulative non-mandatory redeemable preferred stock of subsidiary, par value $100 per share, 2,890,000 shares authorized, 430,000 shares outstanding	43,000	43,000
	2,246,550	2,403,775

Current liabilities:
Long-term debt	6,889	83,999
Transition property securitization	133,989	92,083
Notes payable	547,000	436,400
Income taxes	138,785	17,485
Accounts payable	243,800	302,240
Energy contracts	144,743	204,470
Accrued interest	27,783	37,742
Dividends payable	35,039	35,039
Accrued expenses	14,159	15,125
Other	59,757	47,721
	1,351,944	1,272,304

Deferred credits:
Accumulated deferred income taxes	1,132,108	1,209,734
Unamortized investment tax credits	20,521	21,785
Energy contracts	504,056	563,936
Pension and other postretirement liability	264,333	264,246
Regulatory liability - cost of removal	264,427	260,198
Other	168,564	190,550
	2,354,009	2,510,449

Commitments and contingencies

Total capitalization and liabilities	$7,652,785	$7,769,091

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$182,118	$166,418
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	277,985	271,402
Deferred income taxes	15,586	4,523
Gain on sale of non-utility property	-	(4,101)
Noncash stock-based compensation	6,637	6,107
Impact of nonmonetary transactions	-	(5,936)
Premium paid on long-term debt redemption	(17,647)	-
Purchase power contract buyouts	(119,250)	(101,539)
Net changes in:
Accounts receivable and accrued unbilled revenues	(2,134)	(40,881)
Accounts payable	(42,510)	(29,498)
Other current assets	(16,653)	114,668
Other current liabilities	62,684	154,408
Net change from other operating activities	128,352	(3,539)
Net cash provided by operating activities	475,168	532,032

Investing activities:
Plant expenditures (including AFUDC)	(269,671)	(334,766)
Decrease in restricted cash	2,755	3,005
Proceeds from sale of non-utility property	-	6,033
Investments	(2,855)	(2,162)
Net cash used in investing activities	(269,771)	(327,890)

Financing activities:
Long-term debt redemptions	(82,017)	(10,156)
Issuance of long-term debt, net of discount	-	197,886
Transition property securitization redemptions	(111,353)	(118,733)
Debt issue costs	-	(1,750)
Net change in notes payable	110,600	(161,000)
Change in disbursement accounts	(3,782)	(11,996)
Dividends paid	(104,138)	(96,929)
Cash received for exercise of equity options	7,748	3,664
Cash used to settle equity compensation	(20,027)	(9,992)
Windfall tax effect of settlement of equity compensation	2,462	663
Net cash used in financing activities	(200,507)	(208,343)

Net increase (decrease) in cash and cash equivalents	4,890	(4,201)
Cash and cash equivalents at the beginning of the year	16,132	15,612
Cash and cash equivalents at the end of the period	$21,022	$11,411

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$138,626	$140,588
Income taxes, net of refunds	$56,212	$23,528

Noncash investing activities:
Plant expenditures included in accounts payable	$29,821	$24,012
Noncash plant additions	$5,536	$1,800

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

2.  Basis of Accounting

The accompanying financial information presented as of September 30, 2007 and for the three and nine-month periods ended September 30, 2007 and 2006 has been prepared from NSTAR's books and records without audit by an independent registered public accounting firm.  However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  Financial information as of December 31, 2006 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP.  In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included.  Certain immaterial reclassifications have been made to prior period amounts to conform with the current presentation.

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

The results of operations for the three and nine-month periods ended September 30, 2007 and 2006 are not indicative of the results that may be expected for an entire year.  The demand for electricity and natural gas is affected by weather conditions and our customers' conservation measures caused by increases in global energy costs.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Stock-Based Compensation

NSTAR applies the recognition and measurement principles of SFAS No. 123(R), "Share-Based Payments" (SFAS 123R) to account for its share-based compensation.  Under the fair value recognition provision of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award.  Determining the fair value of its share-based awards at the grant date requires judgment and the use of assumptions including estimating expected dividends and stock price volatility. NSTAR recognizes the expense of its share-based compensation over the period during which an employee is required to provide services.

On May 3, 2007, the shareholders of NSTAR approved the NSTAR 2007 Long Term Incentive Plan (the 2007 Plan), effective as of that date.  The 2007 Plan replaces the NSTAR 1997 Share Incentive Plan (the 1997 Plan), which expired by its terms in January 2007.  The 2007 Plan is similar in design to the 1997 Plan.  The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards beyond ten years after its effective date.  The following awards were granted to executives and senior managers on May 3, 2007 under the terms of the 2007 Plan:

	Total Awards Granted	Exercise Price
Deferred Shares	173,100	-
Stock Options	422,000	$36.89

Deferred shares and stock options granted on May 3, 2007 have a grant date fair value of $36.89 and $4.79, respectively.  The grant date fair value of deferred shares and the exercise price of stock options is equal to the closing price of the Company's common shares on May 3, 2007.  The fair value of stock options was estimated using the Black-Scholes option-pricing model incorporating the assumptions in the table below.  The expected option lives were based on the average historical time frame that options are expected to remain unexercised.  Expected volatilities were based on the historical performance of NSTAR's stock price.  The risk-free interest rate was based on the U.S. Treasury Strip in effect on the grant date.  The fair value of stock options was computed using the following assumptions:

Expected life (years)	6.0
Risk-free interest rate	4.56%
Volatility	14.60%
Dividends	3.85%

4.  Pension and Other Postretirement Benefits

NSTAR applies the funded status recognition provisions of SFAS No. 158, "Employers' Accounting for Deferred Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),”  to record the funded status of the pension and other postretirement benefit plans. The net periodic pension and other postretirement benefit costs for the third quarter were based on the latest available participant census data.  An annual actuarial valuation was completed during the second quarter and cost estimates were adjusted based on actual results.

SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires disclosure of the net periodic pension and postretirement benefit costs.

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  During the nine months ended September 30, 2007, NSTAR did not contribute to the Plan and does not anticipate contributing to the Plan during the remainder of 2007 due to its current funded status.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Service cost	$5.4	$5.1	$16.1	$15.5
Interest cost	15.5	14.9	46.6	44.6
Expected return on Plan assets	(20.9)	(19.5)	(62.5)	(58.5)
Amortization of prior service cost	0.1	-	0.3	-
Recognized actuarial loss	5.2	6.9	15.5	20.5
Net periodic pension benefit cost	$5.3	$7.4	$16.0	$22.1

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute for postretirement benefits.  During the nine months ended September 30, 2007, NSTAR contributed $9.3 million to this plan and anticipates making an additional $5.7 million in contributions during the remainder of 2007.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Service cost	$1.4	$1.4	$4.3	$4.2
Interest cost	8.9	8.1	26.7	24.6
Expected return on Plan assets	(7.0)	(6.8)	(21.1)	(20.3)
Amortization of prior service cost	(0.4)	-	(1.1)	-
Amortization of transition obligation	0.2	0.3	0.6	0.6
Recognized actuarial loss	2.8	2.7	8.3	8.0
Net periodic postretirement benefit cost	$5.9	$5.7	$17.7	$17.1

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

Note B.  Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of September 30, 2007 and December 31, 2006, the estimated amount of the cost of removal included in regulatory liabilities was approximately $264 million and $260 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

NSTAR accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  NSTAR has determined that its electricity supply contracts qualify for, and NSTAR has elected to apply, the normal purchases and sales exception. As a result, these agreements are not reflected as either an asset or liability on the accompanying Consolidated Balance Sheets.  The majority of NSTAR's gas supply contracts do not qualify for the normal purchases and sales exception; however, these contracts contain market based pricing mechanisms, and therefore, no adjustments are required.

      Hedging Agreements

NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  The objective of this practice is to minimize fluctuations in prices to NSTAR firm gas sales customers.  These financial contracts do not procure gas supply and therefore NSTAR Gas does not take physical delivery of gas.  These contracts qualify as derivative financial instruments, specifically cash flow hedges, under SFAS 133, as amended by SFAS 149.  Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled currently.  All actual costs and benefits incurred are included in the firm sales CGAC and are fully recoverable from customers.  As a result, NSTAR Gas records an offsetting regulatory asset or liability for the market price changes, in lieu of recording the adjustment to Other Comprehensive Income.  Currently, these derivative contracts extend through April 2008.  At September 30, 2007 and December 31, 2006, NSTAR has recorded a liability and a corresponding regulatory asset of $9.4 million and $32.7 million, respectively, reflecting the fair value of these contracts.  During the nine months ended September 30, 2007, approximately $25 million of these financial contracts were settled.

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

The Rate Settlement Agreement approved by the DPU on December 30, 2005 established additional performance measures applicable to NSTAR's rate regulated subsidiaries.  The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million.  As part of NSTAR Electric's filing of its 2005 Annual Service Quality performance measures earlier in 2006, it included benchmark information related to this new circuit performance.  The DPU issued several sets of discovery questions in this matter.  NSTAR Electric had responded to the DPU, including providing updates in September 2006 on detailed electric circuit data.  For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million.  For 2007, no circuit performance incentive or penalty has been accrued during the nine months ended September 30, 2007.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $30.2 million and $30.9 million and corresponding net increases in accumulated deferred income taxes were recorded as of September 30, 2007 and December 31, 2006, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2007 and the actual effective income tax rate for the year ended December 31, 2006:

	2007	2006
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	5%	5%
Other	(2)%	(2)%
Effective tax rate	38%	38%

   Uncertain Tax Positions

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes."  FIN 48 prescribes guidance to address inconsistencies in the methods used to measure and recognize income tax positions for financial statement purposes.  Specifically, FIN 48 establishes criteria for the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

NSTAR adopted FIN 48 effective January 1, 2007.  NSTAR’s tax accounting policy prior to the adoption of FIN 48 was to recognize uncertain tax positions taken on its income tax returns only if the likelihood of prevailing was probable.  FIN 48 establishes a recognition standard of more-likely-than-not, which is a lower threshold than NSTAR’s previous tax recognition policy.

Upon the adoption, and in accordance with FIN 48, NSTAR recognized the cumulative effect of approximately $46.6 million as an increase to its beginning retained earnings related to the deduction from the loss on the abandonment of NSTAR's investment in the stock of RCN Corporation (RCN) and the deduction of construction-related costs.  This adjustment consisted primarily of $39.6 million representing the net unrecognized benefit of the RCN share abandonment.  This adjustment also included the reversal of previously accrued interest expense on the RCN deduction and interest income accrued on the deduction of construction-related costs, as discussed further in this note, which combined netted to $7 million after tax.  NSTAR's assessment of the RCN uncertain tax position has consistently been that it is more-likely-than-not of prevailing.

As of January 1, 2007, the date of adoption, and September 30, 2007, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.  The total amount of unrecognized tax benefits as of September 30, 2007 and January 1, 2007 was $15 million and $12 million, respectively, relating to temporary differences of tax benefits reflected on previous income tax returns.  These amounts have been recognized as FIN 48 liabilities on the accompanying Consolidated Balance Sheets in Deferred Credits - Other.

In addition to its FIN 48 tax liability, NSTAR has unrecognized benefits associated with interest on construction-related uncertain tax positions of approximately $14 million and $9 million at January 1, 2007 and September 30, 2007, respectively.  The decrease of $5 million during 2007 reflects interest income on tax positions taken during prior periods recognized during the three months ended September 30, 2007.  The amount recognized reflects a change in management's estimate of its tax position resulting from recent settlement discussions with the IRS and additional information available during the third quarter.

It is possible that the amount of unrecognized tax benefits relating to the deduction for construction-related costs in the form of interest income could significantly change within twelve months of this reporting date.  This would occur if NSTAR were to reach a final resolution with the IRS Office of Appeals on this issue.  The estimated range of the unrecognized potential change is zero to approximately $9 million as of September 30, 2007.

NSTAR recognizes interest accrued related to uncertain tax positions in Interest charges: Short-term debt and other.  NSTAR also recognizes related penalties, if applicable, in Other deductions, net on the accompanying Consolidated Statements of Income.  This accounting policy is consistent with the recognition of these items prior to the adoption of FIN 48.

For the nine months ended September 30, 2007, the amount of related interest income, net, recognized on the accompanying Consolidated Statements of Income was $8 million and the total amount of accrued interest receivable on the accompanying Consolidated Balance Sheets was $12 million.  No penalties were recognized during the nine months ended September 30, 2007.

As of September 30, 2007, the 2001 through 2006 federal and state tax years remain open.  Years 2001 and 2002 are currently at the IRS Office of Appeals and years 2003 and 2004 are under examination by the IRS.

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

   Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended federal income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant using SSCM.  This resulted in accelerated deductions.  NSTAR claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $369 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and NSTAR would not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward.  As a result, NSTAR was required to make a cash tax payment to the IRS of $129.1 million in 2006 representing the tax benefit related to the disallowed SSCM deductions for 2002-2004 even though the tax refund was not received.  This payment will be fully refunded with interest to NSTAR once this tax position is settled.  As of September 30, 2007 and December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Consolidated Balance Sheets.

Prior to the adoption of FIN 48, NSTAR assessed its tax position related to this tax benefit as less than more-likely-than-not.  However, in measuring the benefit in conjunction with the adoption of FIN 48 as of January 1, 2007, NSTAR recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Net income	$84,198	$76,705	$182,118	$166,418
Basic EPS	$0.79	$0.72	$1.71	$1.56
Diluted EPS	$0.79	$0.72	$1.70	$1.55

Weighted average common shares
outstanding for basic EPS	106,808	106,808	106,808	106,808
Effect of diluted shares:
Weighted average dilutive potential common shares	239	358	312	290
Weighted average common shares outstanding for diluted EPS	107,047	107,166	107,120	107,098

Note G.  Long-Term Debt Redemption

On January 2, 2007, NSTAR Electric redeemed $77.7 million of long-term debt notes previously held by the former NSTAR subsidiary, Commonwealth Electric Company, in conjunction with NSTAR's merger of its electric subsidiaries.  The payment totaled $95.3 million inclusive of a make-whole redemption premium of $17.6 million.  This premium was recorded as a regulatory asset and is amortized over the recovery period through 2036.  At December 31, 2006, this debt was classified as due within one year on the accompanying Consolidated Balance Sheets.

Note H.  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments are its traditional core businesses, the electric and natural gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications and a liquefied natural gas service.  Amounts shown on the following table for the three and nine-month periods ended September 30, 2007 and 2006 include the allocation of NSTAR's (parent company) results of operations and assets, net of inter-company transactions, and primarily consist of interest charges and investment assets, respectively, to each business segment.  The allocation of parent company charges is based on an allocation of the parent company's investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended September 30,
2007
Operating revenues	$718,313	$51,717	$34,889	$804,919
Segment net income (loss)	$86,755	$(7,577)	$5,020	$84,198
2006
Operating revenues	$861,227	$57,110	$37,942	$956,279
Segment net income (loss)	$75,496	$(5,641)	$6,850	$76,705

Nine months ended September 30,
2007
Operating revenues	$2,005,200	$404,304	$104,928	$2,514,432
Segment net income	$162,428	$10,279	$9,411	$182,118
2006
Operating revenues	$2,283,840	$378,602	$113,193	$2,775,635
Segment net income	$145,610	$8,056	$12,752	$166,418

Total assets
September 30, 2007	$6,736,395	$710,191	$206,199	$7,652,785
December 31, 2006	$6,764,098	$805,635	$199,358	$7,769,091

Note I.  Commitments and Contingencies

1.  Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of September 30, 2007 and December 31, 2006, NSTAR had a reserve of $0.9 million and $2.9 million, respectively, for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action.  The DPU has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of September 30, 2007 and December 31, 2006, NSTAR recorded a liability of approximately $3.7 million and $3.2 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party.  A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

2.  345kV Transmission Project

Phase one of this project involved the construction of two 345kV transmission lines from a switching station in Stoughton, Massachusetts to substations in the Hyde Park section of Boston and to South

Boston.  The first line of this project was placed in service in October 2006.  The second 345kV line of phase one was placed in service in April 2007.  Phase two of the 345kV project, which will add a third and final 345kV line to the project, is expected to be in service in 2009.  Expenditures on phase two of the project are expected to be approximately $30 million in 2007 and $65 million through 2009.  These transmission lines ensure continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area.  A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE's approval and will be recovered by NSTAR through wholesale and retail transmission rates.

3.  Regulatory and Legal Proceedings

a.  Changes in Massachusetts' Regulatory Structure

In February 2007, the Massachusetts Governor enacted legislation amending Massachusetts utility regulation.  The Legislation bifurcated the Department of Telecommunications and Energy into two distinct components - (1) energy and (2) telecommunications and cable television.  The DPU replaces the MDTE and has jurisdiction over electric, natural gas, water and transportation matters.  The DPU is headed by the newly established Commonwealth Utilities Commission, comprised of three commissioners.

b.  Regulatory Proceedings - MDTE/DPU

Proposed Rate Decoupling

On June 22, 2007, the DPU opened a generic investigation into rate structures and revenue recovery mechanisms in order to promote efficient deployment of demand resources in Massachusetts.  Demand resources are installed equipment, measures or programs that reduce end-use demand for electricity or natural gas.  This investigation will include, in part, a review of whether and how existing rate mechanisms may be changed to better align a company's financial interests with the needs to provide greater energy efficiencies and foster the advancement of price-responsive demand in regional wholesale energy markets.  Historically, Massachusetts retail electric and natural gas distribution companies have sponsored customer-funded energy efficiency and load reduction programs.  The DPU has proposed to implement a base revenue adjustment mechanism that "decouples" the link between a utility’s revenues and its sales to eliminate a utility’s disincentive to sponsor such programs.

NSTAR supports the DPU’s objectives that would promote greater levels of energy efficiencies and alternative energy resources.  It is important that the outcome of this generic decoupling proceeding effectively achieve these objectives in balance with other rate policy objectives.  NSTAR Electric anticipates working to achieve an effective rate mechanism with the DPU.  NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

c.  Current Rate Settlement Agreement Matters

On December 30, 2005, the DPU approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR Electric, the AG and several interveners.  As a component of the Rate Settlement Agreement, NSTAR Electric is entitled to certain incentives related to Wholesale Power Cost Savings Initiatives.  Under the terms of the agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allows NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1,

2007.  In addition, the Settlement Agreement stipulates that NSTAR Electric will share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  The revision of the Settlement Agreement did not have a material impact on NSTAR’s results of operations, financial position or cash flows.  Approval of this Settlement Agreement and of the incentives is required by the DPU.  A ruling on this Settlement is expected during the fourth quarter 2007.

NSTAR Electric made its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006. The filing implements the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  Also effective on this date, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to its transition rate.  The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that resulted in a 2.64% increase in distribution rates.  The CPSL program relates to incremental spending for double pole replacements and underground electric safety programs, which include stray-voltage remediation and manhole inspections, repairs and upgrades.  For 2006, the CPSL cost recovery was estimated to be $13.3 million and is being collected during 2007.  A reconciliation of final 2006 CPSL cost recovery of $14.3 million was filed with the DPU.  On October 1, 2007, NSTAR Electric filed for recovery of its estimated 2007 CPSL cost of $24 million to be collected during 2008.  This balance includes the under-collection of 2006 final CPSL amounts.  Recovery of CPSL costs is subject to DPU review and reconciliation to actual costs.  NSTAR cannot predict the timing or the ultimate outcome of these filings.

In addition, the Rate Settlement Agreement provided for a preliminary agreement to certain terms of a merger and asset transfer of NSTAR's electric subsidiaries that became effective on January 1, 2007, and implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric's aggregate return on equity should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.  NSTAR Electric also adopted certain new SQI performance incentives and penalties effective January 1, 2007.

d.  Rate Settlement Agreement and Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities to recover the energy-related portion of bad debt costs in their basic service rates, NSTAR Electric increased its basic service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its basic service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement approved by the DPU on December 30, 2005.

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  However, on June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate but required NSTAR Electric to reduce base rates by the increase in its basic service bad debt charge-offs.  Such action would effectively eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  In addition, NSTAR Electric filed a request for extension of the judicial appeal period with the DPU.  On July 27, 2007, the extension was granted.  NSTAR Electric believes its position is appropriate and that it will ultimately prevail.  However, in the event that its Motion for Reconsideration is denied, NSTAR Electric intends to pursue all legal options.  As of September 30, 2007, the potential impact to earnings of eliminating the bad debt adder was approximately $12 million, pre-tax.  NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

e.  Regulatory Proceedings - FERC

On July 9, 2007, FERC issued an Order that in part approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR reached an agreement in principle with the FERC staff and the AG.  NSTAR anticipates a final Settlement will be executed with the AG during the fourth quarter.  The Settlement will be subject to FERC approval.  NSTAR does not expect the impact of this Settlement to be material to the Company's financial position, results of operations or cash flows.

NSTAR's former subsidiaries Cambridge Electric and Commonwealth Electric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all NSTAR Electric companies.  These tariffs became effective on June 1, 2005 and expired on December 31, 2006; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener.  On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC.  The settlement was approved by the full Commission on March 1, 2007.

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

Business Overview

NSTAR is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's core business is a traditional "pipes and wires" company with a continuing focus on shareholder value and a continued commitment for safe and reliable energy delivery to customers.  NSTAR also focuses on providing accurate information and other helpful assistance to its customers, thereby providing a superior customer experience.  NSTAR's strategy is to invest in transmission and distribution assets that will align with its core business competencies.

Electric utility operations.  NSTAR derives 80% of its operating revenues from the transmission and distribution of electric energy through its NSTAR Electric retail distribution subsidiary.

Gas utility operations.  NSTAR derives 16% of its operating revenues from the distribution of natural gas through its NSTAR Gas retail natural gas distribution subsidiary.

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

Net income for the three and nine-month periods ended September 30, 2007 amounted to $84.2 million and $182.1 million, or $0.79 and $1.70 diluted earnings per share, respectively, as compared to $76.7 million and $166.4 million, or $0.72 and $1.55 diluted earnings per share for the same periods in 2006, as further explained in this discussion.

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

     Uncertain Tax Positions

In July 2006, the FASB issued FIN 48 that prescribes guidance to address inconsistencies in the methods used to measure and recognize income tax positions for financial statement purposes.  Specifically, FIN 48 establishes criteria for the recognition of income tax benefits.  FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

NSTAR adopted FIN 48 effective January 1, 2007.  NSTAR’s tax accounting policy prior to the adoption of FIN 48 was to recognize uncertain tax positions taken on its income tax returns only if the likelihood of prevailing was probable.  FIN 48 establishes a recognition standard of more-likely-than-not, which is a lower threshold than NSTAR’s previous tax recognition policy.

Upon the adoption, and in accordance with FIN 48, NSTAR recognized the cumulative effect of approximately $46.6 million as an increase to its beginning retained earnings related to the deduction from the loss on the abandonment of NSTAR's investment in the stock of RCN Corporation (RCN) and the deduction of construction-related costs.  This adjustment consisted primarily of $39.6 million representing the net unrecognized benefit of the RCN share abandonment.  This adjustment also included the reversal of previously accrued interest expense on the RCN deduction and interest income accrued on the deduction of construction-related costs, as discussed further in this section, which combined netted to $7 million after tax.  NSTAR's assessment on the RCN uncertain tax position has consistently been that it is more-likely-than-not of prevailing.

As of January 1, 2007, the date of adoption, and September 30, 2007, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.  The total amount of unrecognized tax benefits as of September 30, 2007 and January 1, 2007 was $15 million and $12 million, respectively, relating to temporary differences of tax benefits reflected on previous income tax returns.  These amounts have been recognized as FIN 48 liabilities on the accompanying Consolidated Balance Sheets in Deferred Credits - Other.

In addition to its FIN 48 tax liability, NSTAR has unrecognized benefits associated with interest on construction-related uncertain tax positions of approximately $14 million and $9 million at January 1, 2007 and September 30, 2007, respectively.  The decrease of $5 million during 2007 reflects interest income on tax positions taken during prior periods recognized during the three months ended September 30,

2007.  The amount recognized reflects a change in management's estimate of its tax position resulting from recent settlement discussions with the IRS and additional information available during the third quarter.

It is possible that the amount of unrecognized tax benefits relating to the deduction for construction-related costs in the form of interest income could significantly change within twelve months of this reporting date.  This would occur if NSTAR were to reach a final resolution with the IRS Office of Appeals on this issue.  The estimated range of the unrecognized potential change is zero to approximately $9 million as of September 30, 2007.

NSTAR recognizes interest accrued related to uncertain tax positions in Interest charges: Short-term debt and other.  NSTAR also recognizes related penalties, if applicable, in Other deductions, net on the accompanying Consolidated Statements of Income.  This accounting policy is consistent with the recognition of these items prior to the adoption of FIN 48.

For the nine months ended September 30, 2007, the amount of related interest income, net, recognized on the accompanying Consolidated Statements of Income was $8 million and the total amount of accrued interest receivable on the accompanying Consolidated Balance Sheets was $12 million.  No penalties were recognized during the nine months ended September 30, 2007.

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

   Deduction of Construction-Related Costs

In 2004, NSTAR filed an amended federal income tax return for 2002 to change the method of accounting for certain construction-related overhead costs previously capitalized to plant using SSCM.  This resulted in accelerated deductions.  NSTAR claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $369 million.  In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied and NSTAR would not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others.  Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward.  As a result, NSTAR was required to make a cash tax payment to the IRS of $129.1 million in 2006 representing the tax benefit related to the disallowed SSCM deductions for 2002-2004 even though the tax refund was not received.  This payment will be fully refunded with interest to NSTAR once this tax position is settled.  As of September 30, 2007 and December 31, 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Consolidated Balance Sheets.

Prior to the adoption of FIN 48, NSTAR assessed its tax position related to this tax benefit as less than more-likely-than-not.  However, in measuring the benefit in conjunction with the adoption of FIN 48 as of

January 1, 2007, NSTAR recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

FIN 48 requires the use of judgment in identifying and determining uncertain tax positions.  Therefore, actual results could differ materially from previous estimates.

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

     Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power through basic service for retail customers who choose not to buy energy from a competitive energy supplier.  NSTAR Electric solicits bids from available wholesale energy suppliers in order to procure the lowest electricity prices for its customers.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of September 30, 2007 and December 31, 2006, customers of NSTAR Electric had approximately 56% and 51%, respectively, of their load requirements provided by competitive suppliers.  NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.  Though energy delivery charges vary slightly by region, the basic service price for all residential customers decreased an average of 8%, from $0.1186 to $0.1084 per kilowatt-hour effective July 1, 2007.  Medium and large commercial customers decreased an average of 17% from $0.1142 cents to $0.0947 cents per kilowatt-hour effective October 1, 2007.

Current Rate Settlement Agreement Matters

On December 30, 2005, the DPU approved the seven-year Rate Settlement Agreement (through 2012) between NSTAR Electric, the AG and several interveners.  As a component of the Rate Settlement Agreement, NSTAR Electric is entitled to certain incentives related to Wholesale Power Cost Savings Initiatives. Under the terms of the Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allows NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007.  In addition, the Settlement Agreement stipulates that NSTAR Electric will share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  The revision of the Settlement Agreement did not have a material impact on NSTAR’s results of operations, financial position or cash flows.  Approval of this Settlement Agreement and of the incentives is required by the DPU.  A ruling on this Settlement is expected during the fourth quarter 2007.

NSTAR Electric made its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006. The filing implements the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007.  Also effective on this date, NSTAR Electric's distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to its transition rate.  The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that resulted in a 2.64% increase in distribution rates.  The CPSL program relates to incremental spending for double pole replacements and underground electric safety programs, which include stray-voltage remediation and manhole inspections, repairs and upgrades.  For 2006, the CPSL cost recovery was estimated to be $13.3 million and is being collected during 2007.  A reconciliation of final 2006 CPSL cost recovery of $14.3 million was filed with the DPU.  On October 1, 2007, NSTAR Electric filed for recovery of its estimated 2007 CPSL cost of $24 million to be collected during 2008.  This balance includes the under-collection of 2006 final CPSL amounts.  Recovery of CPSL costs is subject to DPU review and reconciliation to actual costs.  NSTAR cannot predict the timing or the ultimate outcome of these filings.

In addition, the Rate Settlement Agreement provided for a preliminary agreement to certain terms of a merger and asset transfer of NSTAR's electric subsidiaries that became effective on January 1, 2007, and implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric's aggregate return on equity should it exceed 12.5% or fall below 8.5%.  Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.  NSTAR Electric also adopted certain new SQI performance incentives and penalties effective January 1, 2007.

Rate Settlement Agreement and Basic Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities to recover the energy-related portion of bad debt costs in their basic service rates, NSTAR Electric increased its basic service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its basic service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement approved by the DPU on December 30, 2005.

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  However, on June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate but required NSTAR Electric to reduce base rates by the increase in its basic service bad debt charge-offs.  Such action would effectively eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. In addition, NSTAR Electric filed a request for extension of the judicial appeal period with the DPU.  On July 27, 2007, the extension was granted.  NSTAR Electric believes its position is appropriate and that it will ultimately prevail.  However, in the event that its Motion of Reconsideration is denied, NSTAR Electric intends to pursue all legal options.  As of September 30, 2007, the potential impact to earnings of eliminating the bad debt adder was approximately $12 million, pre-tax.  NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

b.  Massachusetts Regulatory Environment

In January 2007, a newly elected Governor and Attorney General took office.  The Governor and Attorney General have a very significant influence on energy regulatory policy in Massachusetts.  While it is premature to assess how such policies may change, the Governor has taken steps that suggest some degree of change is likely.

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

c.  Proposed Rate Decoupling

On June 22, 2007, the DPU opened a generic investigation into rate structures and revenue recovery mechanisms in order to promote efficient deployment of demand resources in Massachusetts. Demand resources are installed equipment, measures or programs that reduce end-use demand for electricity or natural gas.  This investigation will include, in part, a review of whether and how existing rate mechanisms may be changed to better align a company's financial interests with the needs to provide greater energy efficiencies and foster the advancement of price-responsive demand in regional wholesale energy markets.  Historically, Massachusetts retail electric and natural gas distribution companies have sponsored customer-funded energy efficiency and load reduction programs.  The DPU has proposed to implement a base revenue adjustment mechanism that "decouples" the link between a utility’s revenues and its sales to eliminate a utility’s disincentive to sponsor such programs.

NSTAR supports the DPU’s objectives that would promote greater levels of energy efficiencies and alternative energy resources.  It is important that the outcome of this generic decoupling proceeding effectively achieve these objectives in balance with other rate policy objectives.  NSTAR Electric anticipates working to achieve an effective rate mechanism with the DPU.  NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

d.  Regulatory Proceedings - FERC

On July 9, 2007, FERC issued an Order that in part approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR reached an agreement in principle with the FERC staff and the AG.  NSTAR anticipates a final Settlement will be executed with the AG during the fourth quarter.  The Settlement will be subject to FERC approval.  NSTAR does not expect the impact of this Settlement to be material to the Company's financial position, results of operations or cash flows.

NSTAR's former subsidiaries Cambridge Electric and Commonwealth Electric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all NSTAR Electric companies.  These tariffs became effective on June 1, 2005 and expired on December 31, 2006; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener.  On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC.  The settlement was approved by the full Commission on March 1, 2007.

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

Effective May 1, 2007, the DPU approved a summer period CGAC factor of $0.8726/therm, a 27% decline in cost from the previous rate level.  The DPU has approved the CGAC factor to be effective November 1, 2007 for the winter heating season of $0.9799/therm that is 18% lower than last year's rate of $1.1949/therm.  These rates reflect normal differences between winter and summer prices and the continued volatility of fuel prices on the NYMEX.  Changes in the cost of gas supply have no impact on the Company's earnings due to the CGAC and LDAC rate recovery mechanisms.

NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  The objective of this practice is to minimize fluctuations in prices to NSTAR firm gas sales customers.  These financial contracts do not procure gas supply and therefore NSTAR Gas does not take physical delivery of gas.  These contracts qualify as derivative financial instruments, specifically cash flow hedges under SFAS 133, as amended by SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled currently.  All actual costs and benefits incurred are included in the firm sales CGAC and are fully recoverable from customers.  As a result, NSTAR Gas records an offsetting regulatory asset or liability for the market price changes, in lieu of recording the adjustment to Other Comprehensive Income.  Currently, these derivative contracts extend through April 2008.  At September 30, 2007 and December 31, 2006, NSTAR has recorded a liability and a corresponding regulatory asset of $9.4 million and $32.7 million, respectively, reflecting the fair value of these contracts.  During the nine months ended September 30, 2007, approximately $25 million of these financial contracts were settled.

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

The Rate Settlement Agreement approved by the DPU on December 30, 2005 established additional performance measures applicable to NSTAR's rate regulated subsidiaries.  The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million.  As part of NSTAR Electric's filing of its 2005 Annual Service Quality performance measures earlier in 2006, it included benchmark information related to this new circuit performance.  The DPU issued several sets of discovery questions in this matter.  NSTAR Electric has responded to the DPU, including providing updates in September 2006 on detailed electric circuit data.  For 2006, NSTAR Electric determined that its performance related to these applicable circuits has exceeded the established benchmarks and therefore, has accrued its incentive entitlement of $0.5 million.  For 2007, no circuit performance incentive or penalty has been accrued during the nine months ended September 30, 2007.

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

Results of Operations

The following section of MD&A compares the results of operations for each of the three and nine-month periods ended September 30, 2007 and 2006 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Executive Summary

Earnings per common share were as follows:

	Three Months Ended September 30,
	2007	2006	% Change
Basic and Diluted	$0.79	$0.72	9.7

Net income was $84.2 million for the quarter ended September 30, 2007 compared to $76.7 million for the same period in 2006.  Major factors (after-tax) that contributed to the $7.5 million, or 9.8%, increase in 2007 earnings include:

•	Higher electric distribution revenues primarily as a result of the Rate Settlement Agreement and an increase in energy sales of 0.7% ($5.4 million)
•	New energy mitigation incentive revenues representing NSTAR Electric's share of customer wholesale energy cost savings ($0.9 million)
•	Higher transmission revenues as a result of increased investment in the Company's transmission infrastructure, most notably the 345kV project ($5.4 million)
•	Recognition of interest income, net of fees, on certain tax benefits ($2.4 million)

These increases in earnings factors were partially offset by:

•	Increase in Operations and Maintenance expenses, including higher labor and labor related costs and bad debt expense ($4.2 million)
•	Lower earnings from unregulated operations that primarily reflect the absence in the current quarter of gains realized in 2006 from non-monetary transactions ($1.8 million)
•	Higher depreciation and amortization expense in 2007 related to higher depreciable electric and gas distribution plant in service ($1.2 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided $137.8 million primarily from cash received from electric operations offset by purchase power contract buyout payments and the purchase of gas inventory for the upcoming winter season

•	NSTAR invested approximately $98.4 million in capital projects to improve capacity and system reliability
•	NSTAR paid approximately $34.7 million in common share dividends and retired approximately $40.2 million in securitized debt

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended September 30,
	2007	2006	% Change

Residential	1,815,187	1,832,737	(1.0)
Commercial	3,713,513	3,619,550	2.6
Industrial	382,220	418,663	(8.7)
Street Lighting	35,089	35,978	(2.5)
Total retail sales	5,946,009	5,906,928	0.7

Firm Gas Sales and Transportation - BBtu	Three Months Ended September 30,
	2007	2006	% Change

Residential	1,384	1,454	(4.8)
Commercial	1,942	1,736	11.9
Industrial	760	840	(9.5)
Municipal	158	163	(3.1)
Total firm sales	4,244	4,193	1.2

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales. Industrial sales are primarily influenced by economic conditions.  Electric residential and commercial customers represented approximately 31% and 62%, respectively, of NSTAR's total sales mix for the third quarter of 2007 and provided approximately 35% and 59% of distribution and transmission revenues, respectively.  Refer to the "Electric revenues" section below for a more detailed discussion.

Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR's large commercial and industrial customers.

			Normal
			30-Year
	2007	2006	Average

Heating Degree-Days	161	195	177
Percentage (warmer) colder than prior year	(17.4)%	132.1%
Percentage (warmer) colder than 30-year average	(9.0)%	14.7%

Cooling Degree-Days	645	621	593
Percentage warmer (cooler) than prior year	3.9%	(11.0)%
Percentage warmer than 30-year average	8.8%	4.7%

Heating Degree-Days measure changes in daily temperature levels in explaining demand for electricity and natural gas, based on weather conditions.  Weather conditions impact electric sales primarily during the summer and gas sales during the winter season in NSTAR's service area.  The comparative information above relates to heating and cooling degree-days for the third quarter of 2007 and 2006 and the number of heating and cooling degree-days in a "normal" third quarter as presented by a 30-year average.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below or above the base temperature is measured as one heating or cooling degree-day.

The 0.7% or 39,000 MWh energy sales increase in the third quarter of 2007 reflects a warmer August and September than 2006.  Industrial sales continue to lag due to the weak manufacturing segment of the economy.  The 1.2% increase in firm gas and transportation sales is due to greater use of gas-fired equipment in the commercial sector.

Operating revenues

Operating revenues for the third quarter of 2007 decreased $151.4 million or 15.8% from the same period in 2006 as follows:

(in millions)	Three Months Ended September 30,		Increase/(Decrease)
	2007	2006	Amount	Percent
Electric revenues
Retail distribution and transmission	$294.5	$327.8	$(33.3)	(10.2)
Energy, transition and other	423.8	533.4	(109.6)	(20.5)
Total retail electric revenues	718.3	861.2	(142.9)	(16.6)
Gas revenues
Firm and transportation	16.7	16.7	-	-
Energy supply and other	35.0	40.4	(5.4)	(13.4)
Total gas revenues	51.7	57.1	(5.4)	(9.5)

Unregulated operations revenues	34.9	38.0	(3.1)	(8.2)
Total operating revenues	$804.9	$956.3	$(151.4)	(15.8)

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

The decrease of $33.3 million in retail distribution and transmission revenues primarily reflects:

•

The impact of NSTAR's efforts in the Wholesale Power Cost Savings Initiative on behalf of its customers that decreased regional RMR costs.  As approved by the DPU, decreased regional RMR costs resulted in a decrease in retail transmission billing of approximately $42.4 million for the three months ended September 30, 2007 as compared to the same period in 2006.  This reflects the refund from the ISO-NE of previously billed RMR costs offset by higher transmission revenues as a result of higher transmission investments.  NSTAR Electric lowered its retail transmission rates effective on March 1, 2007, as approved by the DPU, in order to refund amounts previously collected from customers.  These RMR costs are collected from customers on a fully reconciling basis.  Therefore, there is no earnings impact.

This decrease in retail distribution and transmission revenues was partially offset by:

•

In accordance with the Rate Settlement Agreement of December 30, 2005, NSTAR Electric increased its distribution rates by an annual rate of $30 million effective May 1, 2006 and by an annual inflation-adjusted rate increase effective January 1, 2007, with corresponding reductions in transition rates.  These factors and a 0.7% increase in energy sales, increased distribution revenues by $5.6 million for the three months ended September 30, 2007, as compared to 2006.

•	Higher transmission revenues of $3.9 million as a result of increased investment in the Company's transmission infrastructure, most notably the 345kV project.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to providing customers energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on the Company's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $109.6 million decrease in energy, transition and other revenues is primarily attributable to a $60 million decrease in energy supply costs and by a reduction of $49.9 million in transition-related revenues resulting from the December 30, 2005 Rate Settlement Agreement.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area.  Firm and transportation revenues were flat despite the slight increase in sales volumes of 1.2% due to certain step rate components that are not aligned with sales volumes.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenue decrease of $5.4 million primarily reflects the 8.2% decrease in the cost of gas per therm purchased, partially offset by the impact of the 1.2% increase in energy sales.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR's unregulated businesses that include district energy and telecommunications operations.  Unregulated revenues were $34.9 million for the quarter ended September 30, 2007 compared to $38 million in 2006, a decrease of $3.1 million, or 8.2%.  The decrease in unregulated revenues is primarily the result of lower electricity, steam and chilled water prices and slightly lower electricity, steam and chilled water sales.

Operating expenses

Purchased power and transmission costs were $360.7 million in the third quarter of 2007 compared to $518.1 million in the same period of 2006, a decrease of $157.4 million, or 30%.  Despite higher energy sales of 0.7%, the decrease in expense reflects lower basic service and other energy supply costs of $160 million for both NSTAR's regulated and unregulated companies.  Slightly offsetting this decrease, transmission costs increased $2.7 million as a result of higher regional network support costs of $5.9 million partially offset by a $3.7 million decline in transmission-related congestion costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply and transmission from customers on a fully reconciling basis.  Due to these rate adjustment mechanisms, changes in the amount of energy supply and transmission expense have no impact on earnings.

Cost of gas sold, representing NSTAR Gas' supply expense, was $29.8 million in the third quarter of 2007 compared to $34.1 million in 2006, a decrease of $4.3 million, or 13%.  The decrease in cost reflects the 8.2% lower cost of gas supply per therm.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $112.4 million in the third quarter of 2007 compared to $108 million in the same period of 2006, an increase of $4.4 million, or 4%.  This increase primarily relates to higher bad debt expense, an increase in labor and labor related costs, higher DPU safety and reliability costs and higher claims/litigation expense.

Depreciation and amortization expense was $89.7 million in the third quarter of 2007 compared to $87.8 million in the same period of 2006, an increase of $1.9 million or 2%.  The increase primarily reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense was $18.6 million in the third quarter of 2007 compared to $18.4 million in the same period of 2006, an increase of $0.2 million, or 1%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $22.8 million in the third quarter of 2007 compared to $23.7 million in the same period of 2006, a decrease of $0.9 million, or 4% reflecting overall lower property tax rates.

Income tax expense attributable to operations was $49.8 million in the third quarter of 2007 compared to $44.9 million in the same period of 2006, an increase of $4.9 million, or 11%, reflecting the impact of higher pre-tax operating income in 2007.

Other income, net

Other income, net was approximately $2.4 million in the third quarter of 2007 compared to $3.2 million in the same period of 2006, a decrease in other income of $0.8 million.  The decrease primarily reflects the absence in 2007 of after-tax gains realized on a non-utility property associated with an asset exchange ($1.1 million) and the sale of land ($0.3 million).

Other deductions, net

Other deductions, net were approximately $1.2 million in the third quarter of 2007 compared to $0.4 million in the same period of 2006.  The increase in other deductions of $0.8 million is primarily due to higher charitable donation expense.

Interest charges

Interest on long-term debt and transition property securitization certificates was $38.2 million in the third quarter of 2007 compared to $42.4 million in the same period of 2006, a decrease of $4.2 million, or 10%.  The decrease in interest expense reflects:

•

Lower interest cost of $2.2 million as a result of the redemption of all debt of the former Commonwealth Electric and Cambridge Electric subsidiaries' long-term debt on January 2, 2007 and the fourth quarter of 2006, respectively

•

Lower interest costs on transition property securitization debt of $2.1 million due to current maturities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs

Short-term and other interest expense was $0.7 million in the third quarter of 2007 compared to $6.8 million in the same period of 2006, a decrease of $6.1 million, or 90%.  The decrease is due to lower net interest expense on income tax deficiencies of $6 million primarily as a result of the recognition, in the current year, of interest income of $4.7 million on uncertain tax positions coupled with slightly lower average bank borrowing rates.  Also contributing to the decrease is lower interest on the under recovery of regulatory deferrals.  Partially offsetting these decreases was the impact of higher average level of borrowed funds as compared to the same period in 2006.  The weighted average short-term interest rates including fees were 5.43% and 5.70% in the three-month periods ended September 30, 2007 and 2006, respectively.  The higher average borrowing during 2007 reflects the impact of NSTAR Electric financing the redemption of $77.7 million in long-term debt in January 2007 with short-term debt.

Common Share Dividends

On September 27, 2007, NSTAR's Board of Trustees declared a quarterly cash dividend of $0.325 per share for shareholders of record on October 10, 2007, payable November 1, 2007.  NSTAR's current quarterly cash dividend rate is $0.325 per share or $1.30 per share on an annualized basis.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Executive Summary

Earnings per common share were as follows:

	Nine Months Ended September 30,
	2007	2006	% Change
Basic	$1.71	$1.56	9.6
Diluted	$1.70	$1.55	9.7

Net income was $182.1 million for the nine-month period ended September 30, 2007 compared to $166.4 million for the same period in 2006.  Major factors (after-tax) that contributed to the $15.7 million, or 9.4%, increase in 2007 earnings include:

•	Higher electric distribution revenues primarily as a result of the Rate Settlement Agreement and increased energy sales of 1.1% ($16.5 million)
•	Higher firm gas revenues due to higher energy sales of 9.6% primarily caused by colder weather (heating degree-days increased by 9%) ($3.8 million)
•	New energy mitigation incentive revenues representing NSTAR Electric's share of customer wholesale energy cost savings ($2.7 million)
•	Higher transmission revenues primarily as a result of increased investment in the Company's transmission infrastructure, most notably the 345kV project ($9 million)
•	Recognition of interest income, net, on certain tax benefits ($5.9 million)

These increases in earnings factors were partially offset by:

•

Higher operations and maintenance expenses in 2007 primarily related to the absence of a cumulative pre-tax adjustment of $6.9 million reduction in bad debt expense recorded in 2006 to reflect the implementation of a recovery rate mechanism ($9.3 million)

•

Lower earnings from NSTAR's unregulated operations primarily due to a customer pricing dispute, lower electric revenues and higher overall energy costs and the absence of gains realized in 2006 from non-monetary transactions ($3.4 million)

•	Higher depreciation and amortization expense in 2007 related to higher depreciable electric and gas distribution plant in service ($4.0 million)

•	Higher short-term interest expense as a result of increased borrowing rates and an increase in the average borrowing levels ($5.3 million)

Significant cash flow events during the nine months ended September 30, 2007 include the following:

•	Cash flows from operating activities provided $475.2 million primarily from operations offset by purchase power contract buyout payments
•	NSTAR invested approximately $269.7 million in capital projects to improve capacity and reliability
•

NSTAR paid approximately $104.1 million in common share dividends, retired approximately $193.4 million in securitized and other long-term debt, borrowed approximately $110.6 million of notes payable and paid approximately $12.3 million, net, to settle equity compensation obligations

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Nine Months Ended September 30,
	2007	2006	% Change

Residential	4,957,563	4,935,343	0.5
Commercial	10,215,171	9,987,325	2.3
Industrial	1,123,334	1,199,849	(6.4)
Street Lighting	115,004	116,442	(1.2)
Total retail sales	16,411,072	16,238,959	1.1

Firm Gas Sales and Transportation - BBtu	Nine Months Ended September 30,
	2007	2006	% Change

Residential	15,018	13,761	9.1
Commercial	11,777	10,505	12.1
Industrial	3,738	3,518	6.3
Municipal	2,009	1,912	5.1
Total firm sales	32,542	29,696	9.6

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes.  Industrial sales are primarily influenced by economic conditions. Electric residential and commercial customers represented approximately 30% and 62%, respectively, of NSTAR's total sales mix for the nine months ended September 30, 2007 and provided approximately 39% and 55% of distribution and transmission revenues, respectively.  Refer to the "Electric revenues" section below for a more detailed discussion.

Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR's large commercial and industrial customers.

			Normal
			30-Year
	2007	2006	Average

Heating Degree-Days	4,508	4,146	4,453
Percentage colder (warmer) than prior year	8.7%	(7.6)%
Percentage colder (warmer) than 30-year average	1.2%	(6.7)%

Cooling Degree-Days	876	799	769
Percentage warmer (cooler) than prior year	9.6%	(9.2)%
Percentage warmer than 30-year average	13.9%	3.9%

Heating Degree-Days measure changes in daily temperature levels in explaining demand for electricity and natural gas, based on weather conditions.  Weather conditions impact electric sales primarily during the summer and, to a greater extent, gas sales during the winter season in NSTAR's service area.  The comparative information above relates to heating degree-days for the nine months ended September 30, 2007 and 2006 and the number of heating degree-days in a "normal" nine-month ended period of the year as presented by a 30-year average.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below or above the base temperature is measured as one heating or cooling degree-day.

The 1.1% or 172,000 MWh energy sales increase in the nine months ended September 30, 2007 primarily reflects colder winter temperatures and warmer weather in late August and September of 2007. Industrial sales continue to lag due to the weak manufacturing segment of the economy.  The 9.6% increase in firm gas and transportation sales is due to the colder winter weather during 2007 and the shift of commercial and industrial customers returning to using natural gas from fuel oil.  All gas customer segments showed positive sales growth despite continued customer conservation efforts.

Operating Revenues

Operating revenues for the nine months ended September 30, 2007 decreased $261.2 million or 9.4% from the same period in 2006 as follows:

(in millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2007	2006	Amount	Percent
Electric revenues
Retail distribution and transmission	$743.7	$786.3	$(42.6)	(5.4)
Energy, transition and other	1,261.5	1,497.5	(236.0)	(15.8)
Total retail electric revenues	2,005.2	2,283.8	(278.6)	(12.2)
Gas revenues
Firm and transportation	106.9	101.3	5.6	5.5
Energy supply and other	297.4	277.3	20.1	7.2
Total gas revenues	404.3	378.6	25.7	6.8

Unregulated operations revenues	104.9	113.2	(8.3)	(7.3)
Total operating revenues	$2,514.4	$2,775.6	$(261.2)	(9.4)

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

The decrease in retail distribution and transmission revenues includes:

•

Lower transmission revenues related to decreased regional RMR costs reflecting the refund from the ISO-NE of previously billed RMR costs offset by higher transmission revenues as a result of higher transmission investments.  This decrease reflects NSTAR's Wholesale Power Costs Savings Initiative.  As approved by the DPU, this resulted in a decrease in retail transmission billing of approximately $74.7 million for the nine months ended September 30, 2007 as compared to the same period in 2006.  NSTAR Electric lowered its retail transmission rates effective on March 1, 2007 in order to refund amounts previously over collected from customers and match the amount to be paid to generators.  These RMR costs are fully reconciled and therefore there is no earnings impact.

This decrease in retail distribution and transmission revenues was partially offset by:

•

In accordance with the impact of the Rate Settlement Agreement of December 30, 2005, NSTAR Electric increased its distribution rates by an annual rate of $30 million effective May 1, 2006 and by an annual inflation-adjusted rate increase effective January 1, 2007, with a corresponding reduction in transition charges. These factors and a 1.1% increase in energy sales resulted in increased distribution revenues of $27.2 million for the nine-months ended September 30, 2007 as compared to 2006.  In addition, higher transmission revenues as a result of increased investment in the Company's transmission infrastructure, most notably the 345kV project, also offset the overall decrease.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to providing customers energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on the Company's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $236.0 million decrease in energy, transition and other revenues is primarily attributable to a $202.5 million decrease in energy supply costs and by a reduction of $82.1 million in transition-related revenues resulting from the December 30, 2005 Rate Settlement Agreement.  These amounts were partially offset by an increase in non-retail related regional transmission revenues of $26.1 million that are used to support NSTAR Electric's transmission assets.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area.  The $5.6 million increase in firm and transportation revenues is primarily attributable to colder winter weather conditions during 2007 and customers switching back to natural gas from alternate fuel sources as a result of higher energy price concerns.  These factors resulted in the increase in sales volumes of 9.6% through September 30, 2007.

NSTAR Gas' sales are impacted by heating season weather because a substantial portion of its customer base uses natural gas for space heating purposes.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenue increase of $20.1 million primarily reflects the impact of the 9.6% increase in energy sales offset by a 9% decline in the cost of gas per therm purchased from these suppliers.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR's unregulated businesses that include district energy and telecommunications operations.  Unregulated revenues were $104.9 million through September 30, 2007 compared to $113.2 million in 2006, a decrease of $8.3 million, or 7.3%.  The decrease in unregulated revenues is primarily the result of a customer billing dispute, lower electricity, steam and chilled water prices and slightly lower electricity and chilled water sales offset by higher steam sales.

Operating expenses

Purchased power and transmission costs were $1,099.3 million in the nine months ended September 30, 2007 compared to $1,411.1 million in the same period of 2006, a decrease of $311.8 million, or 22%. Despite higher energy sales of 1.1%, the decrease in expense reflects lower basic service and other energy supply costs of $244.1 million for both NSTAR's regulated and unregulated companies.  In addition, transmission costs declined $67.6 million as a result of a $108.8 million decline in transmission-related congestion costs partially offset by higher regional network support costs of $38.3 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply and transmission from customers on a fully reconciling basis.  Due to these rate adjustment mechanisms, changes in the amount of energy supply and transmission expense have no impact on earnings.

Cost of gas sold, representing NSTAR Gas' supply expense, was $273.2 million in the nine months ended September 30, 2007 compared to $253.2 million in 2006, an increase of $20 million, or 8%.  The increase in cost reflects the 9.6% increase in firm gas sales and the settlement of cash flow hedging contracts during the current nine-month period of $25.3 million, partly offset by 9% lower cost of gas supply per therm.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $330 million in the nine months ended September 30, 2007 compared to $321.5 million in the same period of 2006, an increase of $8.5 million, or 3%.  This increase primarily relates to higher bad debt expense due to the absence of a cumulative $6.9 million reduction in bad debt expense recorded in 2006 to reflect the implementation of a recovery rate mechanism.  In addition, higher DPU Safety and Reliability Program expense, higher material costs and higher labor and labor related costs contributed to the year-to-date increase.

Depreciation and amortization expense was $277 million in the nine months ended September 30, 2007 compared to $270.5 million in the same period of 2006, an increase of $6.5 million or 2%.  The increase primarily reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense was $53.2 million in the nine months ended September 30, 2007 compared to $52.3 million in the same period of 2006, an increase of $0.9 million, or 2%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $70.6 million in the nine months ended September 30, 2007 compared to $72.5 million in the same period of 2006, a decrease of $1.9 million, or 3% reflecting lower overall property tax rates.

Income tax expense attributable to operations was $108.1 million in the nine months ended September 30, 2007 compared to $98.1 million in the same period of 2006, an increase of $10 million, or 10%, reflecting higher pre-tax operating income in 2007.

Other income, net

Other income, net was approximately $7.7 million in the nine months ended September 30, 2007 compared to $8.7 million in the same period of 2006, a decrease of $1 million.  The decrease primarily reflects the absence in 2007 of the net gain realized in 2006 of $2.2 million on the sale of a parcel of non-utility land.  In 2007, other income includes executive life insurance proceeds of $2 million and higher equity earnings from investments in the Yankee units and Hydro-Quebec, offset by lower revenues from the rental of heating equipment.

Other deductions, net

Other deductions, net were approximately $2.6 million in the nine months ended September 30, 2007 compared to $1.9 million in the same period of 2006.  The $0.7 million increase primarily reflects higher costs attributable to the closeout of the gas appliances business.

Interest charges

Interest on long-term debt and transition property securitization certificates was $115.7 million in the nine months ended September 30, 2007 compared to $125.9 million in the same period of 2006, a decrease of $10.2 million, or 8%.  The decrease in interest expense reflects:

•

Lower interest cost of $6.5 million as a result of the redemption of all debt of the former Commonwealth Electric and Cambridge Electric subsidiaries' long-term debt on January 2, 2007 and the fourth quarter of 2006, respectively

•

Lower interest costs on transition property securitization debt of $6.4 million due to current maturities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding that are collateralized by the future income stream associated primarily with NSTAR's stranded costs

These decreases were partially offset by:

•	Interest expense of $2.4 million associated with NSTAR Electric's $200 million Debentures issued in March 2006

Short-term and other interest expense was $12.3 million in the nine months ended September 30, 2007 compared to $15 million in the same period of 2006, a decrease of $2.7 million, or 18%.  The decrease is due to lower net interest expense on income tax deficiencies of $9.6 million primarily as a result of recognizing, in the current year, interest income of $4.7 million on uncertain tax positions and lower interest on the under recovery of regulatory deferrals.  Partially offsetting these decreases was a higher average level of borrowed funds as compared to the same period in 2006.  Higher interest rates on short-term borrowings also slightly offset these decreases.  The weighted average short-term interest rates including fees were 5.46% and 5.22% in the nine-month periods ended September 30, 2007 and 2006, respectively.  The higher average borrowing during 2007 reflects the impact of NSTAR Electric financing the redemption of $77.7 million in long-term debt in January 2007 with short-term debt.

Liquidity and Capital Resources

     Current Cash Flow Activity

NSTAR's primary uses of cash in the nine months ended September 30, 2007 included capital expenditures, dividend payments and payments of debt.

Net operating cash flow in the nine months ended September 30, 2007 provided $475.2 million.  The Company used $269.8 million in net investing activities that consisted primarily of $269.7 million in plant expenditures.  Additionally, the Company used $200.5 million in net financing activities primarily due to the redemption of long-term debt and transition property securitization and payment of dividends.

     Operating Activities

The net cash provided by operating activities decreased by $56.9 million to $475.2 million in the nine months ended September 30, 2007 when compared to the same period in 2006 primarily due to an increased under-collection of the transition and basic service deferrals when compared to 2006, increased tax payments during the period and increased purchase power contract buyout payments offset by a decrease in accounts receivable when compared to 2006.

     Investing Activities

The net cash used in investing activities in the nine months ended September 30, 2007 of $269.8 million consists primarily of capital expenditures related to infrastructure investments in transmission and distribution systems.  Capital expenditures decreased $65.1 million from the prior year primarily due to the completion and placement in service of phase one of the 345kV transmission project.

     Financing Activities

The net cash used in financing activities in the nine months ended September 30, 2007 of $200.5 million primarily reflects long-term debt redemptions of $82.0 million, transition property securitization redemptions of $111.4 million, and payment of dividends to common shareholders of $104.1 million, which was offset by higher short-term debt of $110.6 million.  These 2007 financing activities are consistent with 2006.

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements.  NSTAR Gas has financial covenant requirements under its long-term debt arrangements and was in compliance at September 30, 2007 and December 31, 2006.  NSTAR's long-term debt other than its Mortgage Bonds, issued by NSTAR Gas and of MATEP, is unsecured.

NSTAR executed a five-year, $175 million revolving credit agreement that expires January 2, 2012.  At September 30, 2007 and December 31, 2006, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at September 30, 2007 and December 31, 2006, had $119 million and $53.5 million outstanding, respectively.  Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  Commitment fees must be paid on the total agreement amount.  At September 30, 2007 and December 31, 2006, NSTAR was in full compliance with the aforementioned covenant as the ratios were 56.7% and 58.3%, respectively.

On May 18, 2007, NSTAR Electric filed with the DPU for approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008.  On May 18, 2007, in connection with this filing, NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue up to $400 million in debt securities.  This registration statement became effective on June 1, 2007.  NSTAR Electric will use the proceeds of the issuance of these securities for financing of capital expenditures, repayment of short-term debt, and/or general working capital purposes.  The DPU approved this financing plan on August 9, 2007.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 23, 2008, with maturity dates no later than October 23, 2009, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires January 2, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At September 30, 2007 and December 31, 2006, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had $322 million and $200 million outstanding balances at September 30, 2007 and December 31, 2006, respectively.  On January 2, 2007, with the effect of the NSTAR Electric merger, the commercial paper program had an outstanding balance of $326 million.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  At September 30, 2007 and December 31, 2006, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 40.9% and 49.0%, respectively.

Effective with the NSTAR Electric merger, NSTAR Gas has $200 million available under a line of credit. As of September 30, 2007 and December 31, 2006, NSTAR Gas had $106.0 million and $150.7 million outstanding, respectively.

On November 29, 2006, Commonwealth Electric gave notice to the holders of its long-term debt securities of its intent to call all of the outstanding debt.  As a result, NSTAR reclassified its Commonwealth Electric subsidiary's entire long-term debt balance of $77.7 million as due within one year on the accompanying Consolidated Balance Sheets at December 31, 2006.  This is a result of NSTAR's merger of its electric subsidiaries.  On January 2, 2007, NSTAR Electric paid off these Notes at a redemption price of approximately $95 million.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements.  However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR's or its subsidiaries' financial condition and credit ratings.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity.  Based on NSTAR's key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

Commitments and Contingencies

NSTAR is exposed to uncertain tax positions and regulatory matters as discussed in this section under the caption "Critical Accounting Policies and Estimates."

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

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 1997 Share Incentive Plan and 2007 Long-term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended September 30, 2007, all shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

July	104,825	$31.56
August	117,888	$32.07
September	5,880	$33.50
Total third quarter	228,593	$31.87

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

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

		*

Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act.  Therefore, the accountant is not subject to the liability provisions of Section 11 of the 1933 Act

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR
(Registrant)

Date: October 31, 2007	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer