Form 10-K
period 2007-12-31
NSTAR/MA
filed 2008-02-11
CIK 1035675

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

The aggregate market value of the 106,808,376 shares of voting stock of the registrant held by non-affiliates of the registrant, computed as the average of the high and low market prices of the common shares as reported on the New York Stock Exchange consolidated transaction reporting system for NSTAR Common Shares as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,465,931,801.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 8, 2008
Common Shares, par value $1 per share	106,808,376 shares

Documents Incorporated by Reference

Sections of NSTAR’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 1, 2008 are incorporated by reference into Parts I and III of this Form 10-K.

NSTAR

Index to Annual Report on Form 10-K

Year Ended December 31, 2007

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
Boston Edison	The former Boston Edison Company
ComElectric	The former Commonwealth Electric Company
Cambridge Electric	The former Cambridge Electric Light Company
Canal	The former Canal Electric Company
MATEP	Medical Area Total Energy Plant, Inc.
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
HEEC	Harbor Electric Energy Company

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
CUC	Commonwealth Utilities Commission
DPU	Massachusetts Department of Public Utilities (Prior to April 11, 2007, the DPU was known as the MDTE. The Company uses the acronym DPU interchangeably throughout this report to refer to both the DPU and MDTE)
DOE	U.S. Department of Energy
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission (the Commission)
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
MDTE	Massachusetts Department of Telecommunications and Energy (now known as DPU)
Moody’s	Moody’s Investors Service
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
SEC	U.S. Securities and Exchange Commission
S&P	Standard & Poor’s

Other
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
APB	Accounting Principles Board
ARO	Asset Retirement Obligation
BBtu	Billions of British thermal units
Bcf	Billion cubic feet
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
EPS	Earnings Per Common Share

FCA	Forward Capacity Auctions
FCM	Forward Capacity Market
FIN	FASB Interpretation Number
GAAP	Accounting principles generally accepted in the United States of America
ISFSI	Independent Spent Fuel Storage Installation
LDAC	Local Distribution Adjustment Clause
LNG	Liquefied Natural Gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MMbtu	Millions of British thermal units
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
NEH	New England Hydro-Transmission Electric Company, Inc.
NHH	New England Hydro-Transmission Corporation
OATT	Open Access Transmission Tariff
PBOP	Postretirement Benefit Obligation other than Pensions
ROE	Return on Equity
RMR	Reliability Must Run
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
YA	Yankee Atomic Electric Company

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

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities

•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs

•	impact of continued cost control procedures on operating results

•	ability to maintain current credit ratings

•	impact of uninsured losses

•	impact of union contract negotiations

•	damage from major storms

•	impact of conservation measures and self-generation by our customers

•	changes in financial accounting and reporting standards

•	changes in specific hazardous waste site conditions and the specific cleanup technology

•	prices and availability of operating supplies

•	the impact of terrorist acts, and

•	impact of performance service quality measures

Any forward-looking statement speaks only as of the date of this filing and NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult all further disclosures NSTAR makes in its filings to the SEC. Other factors in addition to those listed here could also adversely affect NSTAR. This Annual Report also describes material contingencies and critical accounting policies and estimates in the accompanying Item 1A, “Risk Factors,” Item 7, “MD&A” and in the accompanying Notes to Consolidated Financial Statements and NSTAR encourages a review of these items.

Part I

Item 1.	Business

(a) General Development of Business

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. Utility operations accounted for approximately 96% of consolidated operating revenues in 2007, 2006 and 2005. The remainder is generated from its unregulated operations.

NSTAR’s utility operations derive their revenues primarily from the sale of energy, distribution and transmission services to customers. NSTAR’s earnings are impacted by fluctuations in unit sales of electric kWh and natural gas MMbtu, which directly determine the level of distribution and transmission revenues recognized. In accordance with the regulatory rate structure in which NSTAR operates, its recovery of energy and certain energy related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings. As a result of this rate structure, any variability in the cost of energy supply purchased will impact purchased power and cost of gas sold expense and corresponding revenues but will not affect the Company’s earnings.

(b) Financial Information about Industry Segments

NSTAR’s principal operating segments are the electric and natural gas utility operations that provide energy delivery services in 107 cities and towns in Massachusetts and its unregulated operations. Refer to Note L, “Segment and Related Information” of the accompanying Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for specific financial information related to NSTAR’s electric utility, natural gas utility and unregulated operations segments.

(c) Narrative Description of Business

Principal Products and Services

NSTAR Electric

NSTAR Electric supplies electricity at retail to an area of 1,702 square miles. The territory served is located in Massachusetts and includes the City of Boston and 80 surrounding cities and towns, including Cambridge, New Bedford, and Plymouth and the geographic area comprising Cape Cod and Martha’s Vineyard. The population of this area is approximately 2.3 million.

NSTAR Electric’s operating revenues and energy sales percentages by customer class for the years 2007, 2006 and 2005 consisted of the following:

	Revenues ($)			Energy Sales (mWh)
	2007	2006	2005	2007	2006	2005
Retail:
Commercial	52%	52%	54%	62%	62%	60%
Residential	43%	43%	39%	30%	30%	31%
Industrial and other	5%	5%	6%	8%	8%	8%
Wholesale and contract sales	—	—	1%	—	—	1%

Electric Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

distribution charges, which include a fixed customer charge, energy and demand charges (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs), a reconciling rate adjustment mechanism for recovery of costs associated with NSTAR’s obligation to provide its employees qualified pension and other postretirement benefits and a reconciling rate adjustment mechanism for recovery of certain DPU-approved safety and reliability program costs,

•	a transition charge represents the collection of costs primarily from previously held investments in generating plants and costs related to above market power contracts,

•

a transmission charge represents the collection of costs of moving the electricity over high voltage lines from generating plants to substations located within NSTAR’s service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market,

•	an energy conservation charge represents a legislatively-mandated charge to collect costs for demand-side management programs and

•	a renewable energy charge represents a legislatively-mandated charge to collect the cost to support the development and promotion of renewable energy projects.

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those customers who choose not to buy energy from a competitive energy supplier. Basic service rates are reset every six months (every three months for large commercial and industrial customers). The price of basic service is intended to reflect the average competitive market price for power. NSTAR Electric fully recovers its energy costs, including costs related to charge-offs of uncollected energy costs, through DPU-approved rate mechanisms.

Rate Settlement Agreement

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement (“Rate Settlement Agreement”) between NSTAR, the AG, and several interveners. Effective January 1, 2006 and continuing through 2012, the Rate Settlement Agreement establishes, among other things, an annual inflation-adjusted distribution rate increases that are offset by an equal and corresponding reduction in transition rates. Refer to the “Rate Settlement Agreement and Other Regulatory Matters” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details.

Massachusetts Regulatory Environment

NSTAR is an active participant in the development of energy policy in Massachusetts and is working cooperatively with the Governor, Attorney General, Legislature and other key stakeholders in this area.

In January 2007, a new Governor and Attorney General took office. The Governor has a very significant influence on energy regulatory policy in Massachusetts. The Governor has identified energy policy as a key initiative of his administration, and has functionally reorganized key energy offices. His reorganization plan, which took effect on April 11, 2007, created a new cabinet position—the Secretary of Energy and Environmental Affairs. The Secretary now oversees a newly formed CUC, consisting of three commissioners. The CUC leads the DPU, a newly formed agency that has jurisdiction over electric, natural gas, water and transportation matters. The agency previously responsible for such functions, the MDTE, was eliminated.

The Governor’s administration has taken action to include Massachusetts in the Regional Greenhouse Gas Initiative, a multi-state group that supports implementation of programs to reduce the production of greenhouse gases by electric power plants. The administration has also announced that it favors increased investment in energy efficiency initiatives and renewable energy resources.

During late 2007 and January 2008, the Massachusetts House of Representatives and Senate drafted and approved two separate energy policy reform bills. These bills address energy procurement, renewable and alternative energy generation and other green power initiatives and utility regulation. Both bills are currently under review by a joint House and Senate Conference Committee. This Committee is expected to combine the two bills into one comprehensive energy policy reform bill for ultimate approval. It is anticipated that the resulting bill will be enacted into law during 2008. NSTAR cannot anticipate or predict what terms the final bill will include, and therefore, cannot predict the timing, ultimate approval, or potential impact of this legislation.

NSTAR cannot determine what impact, if any, future changes in regulatory policy or proposed new initiatives relating to energy efficiency or renewable resources will have on its results of operations, cash flows or its financial position.

Proposed Rate Decoupling

On June 22, 2007, the DPU opened a generic investigation into rate structures and revenue recovery mechanisms in order to promote efficient deployment of demand resources in Massachusetts. Demand resources are installed equipment, measures or programs that reduce end-use demand for electricity or natural gas. This investigation will include, in part, a review of whether and how existing rate mechanisms may be changed to better align a company’s financial interests with the needs to provide greater energy efficiencies and foster the advancement of price-responsive demand in regional wholesale energy markets. Historically, Massachusetts retail electric and natural gas distribution companies have sponsored customer-funded energy efficiency and load reduction programs with an incentive to mitigate a company’s lost retail distribution revenues. However, there is an inherent disconnect between the sponsorship of such programs and the continued maintenance of revenue and sales growth levels. The DPU has opened a proceeding to determine whether it should implement a base revenue adjustment mechanism that “decouples” a utility’s retail distribution revenues (the recovery of fixed infrastructure costs, including a return component and the recovery of other operating costs) and its sales volumes.

NSTAR supports the DPU’s objectives that would promote greater levels of energy efficiencies and alternative energy resources. It is important that the outcome of this generic decoupling proceeding effectively achieve these objectives in balance with other rate policy objectives. NSTAR Electric anticipates working to achieve an effective rate mechanism with the DPU. However, NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

Sources and Availability of Electric Power Supply

For basic service power supply, NSTAR Electric makes periodic market solicitations consistent with DPU requirements. During 2007, NSTAR Electric entered into short-term power purchase agreements to meet its entire basic service supply obligation, ranging in term from three to twelve-months. Though some of these contracts include a portion of NSTAR Electric’s supply for 2008, it is anticipated that it will continue to execute similar contracts for its remaining basic service requirements. NSTAR Electric fully recovers its payments to suppliers through DPU-approved rates billed to customers.

During late 2004 and early 2005, NSTAR Electric completed several transactions to buy-out or restructure certain of its long-term power purchase contracts. These transactions resulted in significant savings to its customers over the remaining terms of these contracts.

Wholesale Market and Transmission Rule Changes

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on regional transmission facilities of 10.2% plus a 50 basis point adder for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4%

thereafter. In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC’s approved ROEs, provide 11.7% and 12.4% returns for the respective time frames. RTO-NE ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues. Transmission projects that are completed and in progress including NSTAR Electric’s 345kV project, have significantly minimized these congestion costs and enhance reliability in the region.

Forward Capacity Market

Transition payments applicable to all capacity began December 1, 2006 at a rate of $3.05/KWMonth and escalate to $4.10/KWMonth until May 2010 when FCM will begin on June 1, 2010. FCAs are auctions designed to procure capacity three or more years into the future with a one-year to five-year commitment period. FCM includes a locational price mechanism to establish separate zones for capacity when transmission constraints are found to exist. FCM allows load-serving entities such as NSTAR to self-supply through contracted resources to meet its capacity obligations without participating in the FCAs. The impact to rates for NSTAR customers during the transition period will be approximately 0.8 to 1.1 cents per kilowatt hour and is billed to NSTAR Electric by its energy suppliers. NSTAR Electric cannot anticipate the precise changes resulting from the FCAs due to their competitive nature, but expects all costs incurred to be fully recoverable.

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

NSTAR Gas’ operating revenues and energy sales percentages by customer class for the years 2007, 2006 and 2005, consisted of the following:

	Revenues ($)			Energy Sales (therms)
	2007	2006	2005	2007	2006	2005
Gas Sales and Transportation:
Residential	60%	59%	64%	44%	44%	46%
Commercial	25%	27%	23%	33%	33%	32%
Industrial and other	7%	9%	8%	16%	17%	17%
Off-System and Contract sales	8%	5%	5%	7%	6%	5%

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

On August 30, 2006, the DPU approved a fixed-price option pilot program that offers NSTAR Gas’ residential and small commercial customers the opportunity to “lock-in” their gas costs prior to the winter heating season, thus providing a more stable, predictable gas price. The program is open to the first customers who apply up to twenty-five percent of those eligible. As of the end of the enrollment period in November 2007 and 2006, approximately 35,000 and 13,600 gas customers, respectively, signed up to take part in the fixed rate. Under the plan, the non-participants’ impact are minimized from the risk of changing prices during the winter heating season by having the plan participant pay a $0.02/therm premium charge above NSTAR Gas’ otherwise applicable gas adjustment factor. If the market results in higher or lower gas costs and NSTAR Gas increases or decreases its CGAC for other customers, customers participating in the fixed-price option program will not be affected. NSTAR Gas remains revenue neutral under the plan and gas costs included in revenues are fully reconciled to allow full recovery of all NSTAR gas costs as allowed by the DPU. The program was developed as a result of the Rate Settlement Agreement between NSTAR and the AG as approved on December 30, 2005.

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

NSTAR Gas purchases transportation, storage and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that bring gas from major producing regions in the U.S., Gulf of Mexico and Canada to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its gas supply from third-party vendors. Most of the supplies are purchased under a firm portfolio management contract with a term of one year. NSTAR Gas has one multiple year contract, which is used for the purchase of its Canadian supplies. Based on its firm pipeline transportation capacity entitlements, NSTAR Gas contracts for up to 139,326 MMbtu per day of domestic production. In addition, NSTAR Gas has an agreement for up to 4,500 MMbtu per day of Canadian supplies.

In addition to the firm transportation and gas supplies mentioned above, NSTAR Gas utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The LNG facilities, described below, are located within NSTAR Gas’ distribution system and are used to liquefy and store pipeline gas during the warmer months for use during the heating season. During the summer injection season, excess pipeline capacity is used to deliver and store gas in market area storage facilities, located in the New York and Pennsylvania region. Stored gas is withdrawn during the winter season to supplement pipeline supplies in order to meet firm heating demand. NSTAR Gas has firm storage contracts and total storage capacity entitlements of approximately 8.3 Bcf.

A portion of the storage of gas supply for NSTAR Gas during the winter heating season is provided by Hopkinton, a wholly-owned subsidiary of NSTAR. The facilities consist of a liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3.5 Bcf of natural gas.

Based upon information currently available regarding projected growth in demand and estimates of availability of future supplies of pipeline gas, NSTAR Gas believes that its present sources of gas supply are adequate to meet existing load and allow for future growth in sales.

Franchises

Through their charters, which are unlimited in time, NSTAR Electric and NSTAR Gas have the right to engage in the business of delivering and selling electricity and natural gas and have powers incidental thereto and are entitled to all the rights and privileges of and subject to the duties imposed upon electric and natural gas companies under Massachusetts laws. The locations in public ways for electric transmission and distribution lines and gas distribution pipelines are obtained from municipal and other state authorities who, in granting these locations, act as agents for the state. In some cases the actions of these authorities are subject to appeal to the DPU. The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature. Under Massachusetts law, no other entity may provide electric or gas delivery service to retail customers within NSTAR’s territory without the written consent of NSTAR Electric and/or NSTAR Gas. This consent must be filed with the DPU and the municipality so affected.

Unregulated Operations

NSTAR’s unregulated operations segment engages in businesses that include district energy operations, telecommunications and liquefied natural gas service. District energy operations are provided through its AES subsidiary that sells chilled water, steam and electricity to hospitals, teaching and research facilities located in Boston’s Longwood Medical Area. Telecommunications services are provided through NSTAR Com, which installs, owns, operates and maintains a wholesale transport network for other telecommunications service providers in the metropolitan Boston area to deliver voice, video, data and internet services to customers. A former NSTAR subsidiary, NSTAR Steam Corporation, sold its assets to a non-affiliated entity in September 2005. Revenues earned from NSTAR’s unregulated operations accounted for approximately 4% of consolidated operating revenues in 2007, 2006 and 2005.

RCN Joint Venture, Investment Conversion and Abandonment

NSTAR Com participated in a telecommunications venture with RCN Telecom Services of Massachusetts, a subsidiary of RCN Corporation (RCN). As part of a Joint Venture Agreement, NSTAR Com had the option to exchange portions of its joint venture interest for common shares of RCN at specified periods. NSTAR Com exercised this option and exchanged its entire joint venture interest for common shares of RCN over several years through 2002. As of December 31, 2002, NSTAR Com no longer participated in the joint venture but held approximately 11.6 million common shares of RCN. On December 24, 2003, NSTAR abandoned its common shares of RCN.

Regulation

The Energy Policy Act of 2005 repealed the Public Utility Holding Company Act of 1935 (PUHCA), which established a regulatory regime overseen by the SEC, and replaced it with a new statute focused on increased access to holding company books and records to assist the FERC and state utility regulators in protecting customers of regulated utilities. On December 8, 2005, the FERC finalized rules to implement the Congressionally mandated repeal of the PUHCA of 1935 and enactment of the PUHCA of 2005. FERC issued its final rules effective February 8, 2006. NSTAR has been granted an exemption and waiver from certain provisions of PUHCA 2005 revisions by operation of law.

NSTAR Gas and NSTAR Electric and its wholly-owned regulated subsidiary, Harbor Electric Energy Company, operate primarily under the authority of the DPU, whose jurisdiction includes supervision over retail rates for distribution of electricity, natural gas and financing and investing activities. In addition, the FERC has jurisdiction over various phases of NSTAR Electric and NSTAR Gas utility businesses, conditions under which natural gas is sold at wholesale, facilities used for the transmission or sale of that energy, certain issuances of short-term debt and regulation of accounting. These companies are also subject to various other state and municipal regulations with respect to environmental, employment, and general operating matters.

Plant Expenditures and Financings

The most recent estimates of plant expenditures and long-term debt maturities for the years 2008 and 2009-2012 are as follows:

(in thousands)	2008	2009-2012
Plant expenditures	$440,000	$1,300,000
Long-term debt	$98,531	$1,493,271

In the five-year period 2008 through 2012, plant expenditures are forecasted to be used for system reliability and performance improvements, customer service enhancements and capacity expansion to meet expected customer demand growth in the NSTAR service territory. Capital expenditures decreased $66 million from $426 million in 2006 to $360 million in 2007 primarily due to the completion and placement in service of phase one of NSTAR Electric’s 345kV transmission project. Phase one of this project involved the construction of two 345kV transmission lines from a switching station in Stoughton, Massachusetts to substations in the Hyde Park section of Boston and to South Boston. The first line of this project was placed in service in October 2006. The second 345kV line of phase one was placed in service in April 2007. Phase two of the 345kV project, which will add a third and final 345kV line to the project, is expected to be in service in 2009. Expenditures on phase two of the project are expected to be approximately $95 million, of which $75 million is expected to be spent in 2008 and 2009 and is included in the amounts reported above. These transmission lines ensure continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area. A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE’s approval and will be recovered by NSTAR through wholesale and retail transmission rates.

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

Seasonal Nature of Business

NSTAR Electric’s kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. NSTAR Gas’ sales are positively impacted by colder weather because a substantial portion of its customer base uses natural gas for space heating purposes. Refer to the accompanying “Selected Quarterly Consolidated Financial Data” section in Item 6, “Selected Consolidated Financial Data” for specific financial information by quarter for 2007 and 2006.

Competitive Conditions

As a rate regulated distribution and transmission utility company, NSTAR is not subject to a significantly competitive business environment. Through its franchise charters, NSTAR Electric and NSTAR Gas have the exclusive right and privilege to engage in the business of delivering energy services within their granted territory. Under Massachusetts law, no other entity may provide electric or natural gas delivery service to retail customers within NSTAR’s service territory without the written consent of NSTAR Electric and/or NSTAR Gas. Refer to the accompanying “Franchises” section of this Item 1 and to Item 1A, “Risk Factors” for a further discussion of NSTAR’s rights and competitive pressures within its service territory.

Environmental Matters

NSTAR’s subsidiaries are subject to numerous federal, state and local standards with respect to the management of wastes and other environmental considerations. NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. Noncompliance with certain standards can, in some cases, also result in the imposition of monetary civil penalties. Refer to the accompanying “Contingencies—Environmental Matters” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Notes to Consolidated Financial Statements, Note N, “Commitments and Contingencies,” for more information.

Management believes that its facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements.

Number of Employees

As of December 31, 2007, NSTAR had approximately 3,150 employees, including approximately 2,250, or 71%, who are represented by three unions covered by separate collective bargaining contracts.

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

(e) Available Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the SEC. You may access materials NSTAR has filed with the SEC on the SEC’s website at www.sec.gov. In addition, NSTAR’s Board of Trustees has various committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee and a Board Governance and Nominating Committee. The Board also has a standing Executive Committee. The Board has adopted the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and a Code of Ethics and Business Conduct for Directors, Officers and Employees (“Code of Ethics”). NSTAR intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Office or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, on Form 8-K, within five business days following the date of such amendment or waiver. NSTAR’s SEC filings and Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR’s executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR’s website at: www.nstar.com: Select “Investor Relations” “Company Information.” Copies of NSTAR’s SEC filings may also be obtained free of charge by writing to NSTAR’s Investor Relations Department at the address on the cover of this Form 10-K or by calling 781-441-8338.

The certifications of NSTAR’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Annual Report on Form 10-K as Exhibits 31.1, 31.2, 32.1 and 32.2. NSTAR also filed the required Annual CEO Certification of its Chief Executive Officer pursuant to Section 303A of the NYSE Listing Manual in 2007, certifying that he is not aware of any violation of the NYSE corporate governance listing standards.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks, including those described below. If any of the following risks actually occur, our business could be harmed and the trading price of our common shares could decline. In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors.

Our electric and gas operations are highly regulated, and any adverse regulatory changes could have a significant impact on the Company’s results of operations and its financial position.

NSTAR’s electric and gas operations, including the rates charged, are regulated by the FERC and the DPU. In addition, NSTAR’s accounting policies are prescribed by GAAP, the FERC and the DPU. Adverse regulatory changes could have a significant impact on results of operations and financial condition.

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

NSTAR and its subsidiaries are subject to a number of environmental laws and regulations that are currently in effect, including those related to the handling, disposal, and treatment of hazardous materials. Changes in compliance requirements or the interpretation by governmental authorities of existing requirements may impose additional costs, all of which could have an adverse impact on NSTAR’s results of operations.

The Company may be required to conduct environmental remediation activities for power generating sites and other potentially unidentified sites.

NSTAR is subject to actual or potential claims and lawsuits involving environmental remediation activities for power generating sites previously owned and other potentially unidentified sites. NSTAR divested all of its regulated generating assets over the past 10 years under terms that generally require the buyer to assume all responsibility for past and present environmental harm. Based on NSTAR’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR does not believe that its known environmental remediation responsibilities will have a material adverse effect on NSTAR’s results of operations, cash flows or financial position. However, discovery of currently unknown conditions at existing sites, identification of additional waste sites or changes in environmental regulation, could have a material adverse impact on NSTAR’s results of operations, cash flows or financial position.

NSTAR is subject to operational risk that could cause us to incur substantial costs and liabilities.

Our business, which involves the transmission and distribution of natural gas and electricity that is used as an energy source by our customers, is subject to various operational risks, including incidents that expose the Company to potential claims for property damages or personal injuries beyond the scope of NSTAR’s insurance coverage, and equipment failures that could result in performance below assumed levels. For example, operational performance below established target benchmark levels could cause NSTAR to incur penalties imposed by the DPU, up to a maximum of two percent of transmission and distribution revenues, under applicable Service Quality Indicators.

Increases in interest rates due to financial market conditions or changes in our credit ratings, could have an adverse impact on our access to capital markets at favorable rates, or at all, and could otherwise increase our costs of doing business.

NSTAR frequently accesses the capital markets to finance its working capital requirements, capital expenditures and to meet its long-term debt maturity obligations. Increased interest rates, or adverse changes in our credit ratings, would increase our cost of borrowing and other costs that could have an adverse impact on our results of operations and cash flows and ultimately have an adverse impact on the market price of our common shares. In addition, an adverse change in our credit ratings could increase borrowing costs, trigger requirements that we obtain additional security for performance, such as a letter of credit, related to our energy procurement agreements. Refer to the accompanying Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

Our electric and gas businesses are sensitive to variations in weather and have seasonal variations. In addition, severe storm-related disasters could adversely affect the Company.

Sales of electricity and natural gas to residential and commercial customers are influenced by temperature fluctuations. Significant fluctuations in heating or cooling degree days could have a material impact on energy sales for any given period. In addition, extremely severe storms, such as hurricanes and ice storms, could cause damage to our facilities that may require additional costs to repair and have a material adverse impact on the Company’s results of operations, cash flows or financial position. To the extent possible, NSTAR’s rate regulated subsidiaries would seek recovery of these costs through the regulatory process.

Economic downturn, and increased costs of energy supply, could adversely affect energy consumption and could adversely affect our results of operations.

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

As a holding company, NSTAR does not have any operating activity and therefore is substantially dependent on dividends from its subsidiaries and from external borrowings at variable rates of interest to provide the cash necessary for debt obligations, to pay administrative costs, to meet contractual obligations that may not be met by our subsidiaries and to pay common share dividends to NSTAR’s shareholders. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. As the holding company’s sources of cash are limited to dividends from its subsidiaries and external borrowings, the ability to maintain future cash dividends at the level currently paid to shareholders will be dependent upon earnings of NSTAR’s subsidiaries.

Our electric and gas operations may be impacted if generation supply or its transportation or transmission availability is limited or unreliable.

Our electric and natural gas delivery businesses are reliant on transportation and transmission facilities that we do not own or control. Our ability to provide energy delivery services depends on the operations and facilities of third parties, including the independent system operator, electric generators that supply our customers’ energy requirements and natural gas pipeline operators from which we receive delivery of our natural gas supply. Should our ability to receive electric or natural gas supply be disrupted due either to operational issues or to inadequacy of transmission capacity, it could impact our ability to serve our customers. It could also force us to secure alternative supply at significantly higher costs.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

NSTAR Electric properties include an integrated system of transmission and distribution lines and substations, a jointly owned administration office building and other structures such as garages and service centers that are located primarily in eastern Massachusetts.

NSTAR Electric’s principal electric properties consist of substations, transmission and distribution lines and meters necessary to maintain reliable service to customers. In addition, it owns several service centers. NSTAR’s high-voltage transmission lines are generally located on land either owned or subject to perpetual and exclusive easements in its favor. Its low-voltage distribution lines are located principally on public property under permits granted by municipal and other state authorities. In October 2006, NSTAR Electric completed and placed in service the first line of a 345 kV transmission project that added approximately 18 miles of transmission lines. The second line of this project was placed in service in April 2007. A third and final line is expected to be in service in 2009.

At December 31, 2007, NSTAR Electric’s primary and secondary transmission and distribution system consisted of approximately 21,600 circuit miles of overhead lines, approximately 12,830 circuit miles of underground lines, 257 substation facilities and approximately 1,158,500 active customer meters.

NSTAR Gas’ principal natural gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. In addition, it owns a jointly owned administration office and service building, three district office buildings and several natural gas receiving and take stations. At December 31, 2007, the gas system included approximately 3,080 miles of gas distribution lines, approximately 186,100 services and approximately 286,700 customer meters together with the necessary measuring and regulating equipment. In addition, Hopkinton owns a liquefaction and vaporization plant, a satellite vaporization plant and above ground cryogenic storage tanks having an aggregate storage capacity equivalent to 3.5 Bcf of natural gas.

District energy operations consist of AES’ cogeneration facility located in the Longwood Medical Area of Boston. MATEP provides steam, chilled water and electricity to over 9 million square feet of medical and teaching facilities.

NSTAR Com’s telecommunications service owns approximately 200 miles of fiber optic network which represents approximately 79,000 fiber miles of network.

Item 3.	Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

Item 4A.	Executive Officers of Registrant

Identification of Executive Officers

Name of Officer	Position and Business Experience	Age at December 31, 2007
Thomas J. May	Chairman, President and Chief Executive Officer and a Trustee	60

Douglas S. Horan	Senior Vice President - Strategy, Law and Policy, Secretary and General Counsel	58

James J. Judge	Senior Vice President, Treasurer and Chief Financial Officer	51

Timothy R. Manning	Senior Vice President - Human Resources	56

Joseph R. Nolan, Jr.	Senior Vice President - Customer & Corporate Relations	44

Werner J. Schweiger	Senior Vice President - Operations	48

Eugene J. Zimon	Senior Vice President - Information Technology	59

Robert J. Weafer, Jr.	Vice President, Controller and Chief Accounting Officer	60

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information and (c) Dividends

The NSTAR Common Shares, $1 par value, are listed on the New York Stock Exchange under the symbol “NST.” NSTAR’s Common Shares closing market price at December 31, 2007 was $36.22 per share.

The NSTAR Common Shares high and low sales prices as reported by the New York Stock Exchange composite transaction reporting system and dividends declared per share for each of the quarters in 2007 and 2006 were as follows:

	2007			2006
	Sales Prices		Dividends Declared	Sales Prices		Dividends Declared
	High	Low		High	Low
First quarter	$35.37	$32.68	$0.325	$30.16	$28.00	$0.3025
Second quarter	$37.37	$31.70	$0.325	$28.83	$26.50	$0.3025
Third quarter	$35.05	$30.75	$0.325	$34.07	$28.10	$0.3025
Fourth quarter	$37.00	$33.45	$0.350	$35.90	$33.26	$0.3250

NSTAR paid common share dividends to shareholders totaling $138.9 million and $129.2 million in 2007 and 2006, respectively.

(b) Holders

As of December 31, 2007, there were 21,344 registered holders of NSTAR Common Shares.

(d) Securities authorized for issuance under equity compensation plans

The following table provides information about NSTAR’s equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	2,234,202	$28.06	2,908,900
Equity compensation plans not approved by shareholders	—	N/A	N/A

Total	2,234,202	$28.06	2,908,900

The NSTAR 1997 Share Incentive Plan (the 1997 Plan) permitted a variety of stock and stock-based awards, including stock options and deferred stock awards granted to key employees. The 1997 Plan, which expired as to further grants on January 23, 2007, limited the terms of awards to ten years. Subject to adjustment for stock-splits and similar events, the aggregate number of common shares that were available for award under the 1997 Plan was 4 million. All options were granted at the full market price of the common shares on the date of the grant when approved by the NSTAR Board of Trustees’ Executive Personnel Committee. In general, stock options and deferred stock awards vest ratably over a three-year period from date of grants, and options may be exercised during the ten-year period from grant date.

On May 3, 2007, NSTAR shareholders approved the NSTAR 2007 Long Term Incentive Plan (the 2007 Plan). The 2007 Plan replaced the 1997 Plan, which expired by its terms in January 2007. The 2007 Plan is similar in design to the 1997 Plan. The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards beyond ten years after its effective date. The aggregate number of common shares available for award under the 2007 Plan as approved was 3.5 million with 2,908,900 unissued shares available as of December 31, 2007.

(e) Purchases of equity securities

Common Shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 1997 Share Incentive Plan, the 2007 Long Term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent. During the three-month period ended December 31, 2007, the shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share
October	83,829	$34.64
November	119,035	$34.47
December	2,975	$36.21

Total Fourth Quarter	205,839	$34.56

(f) Stock Performance Graphs

The following Stock Performance Graphs and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The stock performance graph presentations set forth below compare cumulative five-year and ten-year shareholder returns with the Standard & Poor’s 500 Index (S&P 500) and the Edison Electric Industry Index (EEI Index), a recognized industry index of 61 investor-owned utility companies. Pursuant to the SEC’s regulations, the graphs below depict the investment of $100 at the commencement of the measurement periods, with dividends reinvested.

Five-Year Performance Graph

Ten-Year Performance Graph

Item 6.	Selected Consolidated Financial Data

The following table summarizes five years of selected consolidated financial data.

(in thousands, except per share data)	2007	2006	2005	2004	2003
Operating revenues	$3,261,784	$3,577,702	$3,243,120	$2,954,332	$2,911,711
Net income	$221,515	$206,774	$196,135	$188,481	$181,574
Per common share:
Basic earnings	$2.07	$1.94	$1.84	$1.77	$1.71
Diluted earnings	$2.07	$1.93	$1.83	$1.76	$1.70
Cash dividends declared (b)	$1.325	$1.535	$0.87	$1.1225	$1.0875
Total assets	$7,759,545	$7,769,091	$7,638,332	$7,391,356	$6,614,186
Long-term debt (a)	$2,017,439	$1,723,558	$1,614,411	$1,792,654	$1,602,402
Transition property securitization (a)	$483,961	$637,217	$787,966	$308,748	$377,150
Preferred stock of subsidiary	$43,000	$43,000	$43,000	$43,000	$43,000

(a)	Excludes the current portion.

(b)	As a result of a change in NSTAR’s Board of Trustees’ meetings schedule in 2005, the fourth quarter dividend that typically would have been declared in December 2005, was approved on January 26, 2006 at $0.3025 per share, and therefore dividends declared during 2006 include the fourth quarter of 2005. The dividend payment schedule remained unchanged.

Selected Quarterly Consolidated Financial Data (Unaudited)

	Operating Revenues	Operating Income	Net Income	Earnings Per Share (a)
(in thousands, except earnings per share)				Basic	Diluted
2007
First quarter	$984,378	$89,187	$47,820	$0.45	$0.45
Second quarter	$725,135	$92,720	$50,100	$0.47	$0.47
Third quarter	$804,919	$121,061	$84,198	$0.79	$0.79
Fourth quarter	$747,352	$80,869	$39,397	$0.37	$0.37

2006
First quarter	$1,034,770	$87,478	$44,047	$0.41	$0.41
Second quarter	$784,586	$87,661	$45,666	$0.43	$0.43
Third quarter	$956,279	$121,307	$76,705	$0.72	$0.72
Fourth quarter	$802,067	$78,069	$40,356	$0.38	$0.38

(a)	The sum of the quarters may not equal basic and diluted annual earnings per share due to rounding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. Prior to January 1, 2007, NSTAR’s retail electric utility subsidiaries were Boston Edison, ComElectric and Cambridge Electric. Its wholesale electric subsidiary was Canal. NSTAR’s three retail electric companies collectively have operated under the trade name “NSTAR Electric.” NSTAR’s retail natural gas distribution utility subsidiary is NSTAR Gas. NSTAR’s nonutility, unregulated operations include district energy operations primarily through its AES subsidiary, telecommunications operations (NSTAR Com) and a liquefied natural gas service company (Hopkinton). Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority. Utility operations accounted for approximately 96% of consolidated operating revenues in 2007, 2006 and 2005.

NSTAR’s Rate Settlement Agreement anticipated the transfer of the net assets, structured as a merger of NSTAR’s electric subsidiary companies Cambridge Electric, ComElectric and Canal, to Boston Edison. NSTAR requested and received final approval of this merger from the DPU and FERC during the fourth quarter of 2006. As part of this merger, on December 1, 2006, NSTAR filed blended basic service rates with the DPU, effective January 1, 2007. The individual Boston Edison, ComElectric and Cambridge Electric basic service rates were blended into rates applicable to the entire NSTAR Electric service territory pursuant to the DPU’s approval of the NSTAR Electric merger. The merger was effective as of January 1, 2007 and Boston Edison was renamed NSTAR Electric Company.

NSTAR consolidates three-wholly owned special purpose subsidiaries, BEC Funding LLC, established in 1999, BEC Funding II, LLC and CEC Funding, LLC, both established in 2004. These entities were created to complete the sale of $725 million, $265.5 million and $409 million, respectively, in notes to a special purpose trust created by two Massachusetts state agencies. NSTAR has no variable interest entities.

NSTAR derives its revenues primarily from the sale of energy, distribution and transmission services to customers and from its unregulated businesses. NSTAR’s earnings are impacted by fluctuations in unit sales of electric kWh and natural gas MMbtu, which directly determine the level of distribution and transmission revenues recognized. In accordance with the regulatory rate structure in which NSTAR operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings. As a result of this rate structure, any variability in the cost of energy supply purchased will impact purchased power and cost of gas sold expense and corresponding revenues but will not affect the Company’s earnings.

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

a. Revenue Recognition

Utility revenues are based on authorized rates approved by the DPU and FERC. Revenues related to the sale, transmission and distribution of delivery service are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on systematic meter readings throughout the month. Meters that are not read during a given month are estimated and trued-up in a future period. At the end of each month, amounts of energy delivered to customers since the date of the last billing date are estimated and the corresponding unbilled revenue is recorded. Unbilled electric revenue is estimated each month based on daily generation volumes (territory load), estimated line losses and applicable customer rates. Unbilled natural gas revenues are estimated based on estimated purchased gas volumes, estimated gas losses and tariffed rates in effect. Accrued unbilled revenues totaled $60 million and $59 million in the accompanying Consolidated Balance Sheets as of December 31, 2007 and 2006, respectively.

The level of revenues is subject to seasonal weather conditions. Electric sales volumes are typically higher in the winter and summer than in the spring or fall. Gas sales volumes are impacted by colder weather since a substantial portion of NSTAR’s customer base uses natural gas for heating purposes. As a result, NSTAR records a higher level of unbilled revenue during the seasonal periods mentioned above.

NSTAR’s nonutility revenues are recognized when services are rendered or when the energy is delivered. Revenues are based, for the most part, on long-term contractual rates.

b. Regulatory Accounting

NSTAR follows accounting policies prescribed by GAAP, the FERC and the DPU. As a rate-regulated company, NSTAR’s utility subsidiaries are subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries. NSTAR’s energy delivery businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71. This ratemaking process results in the recording of regulatory assets based on the probability of current and future cash inflows. Regulatory assets represent incurred or accrued costs that have been deferred because they are probable of future recovery from customers. As of December 31, 2007 and 2006, NSTAR has recorded regulatory assets of $2.6 billion and $2.9 billion, respectively. NSTAR continuously reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. NSTAR expects to fully recover these regulatory assets in its rates. If future recovery of costs ceases to be probable, NSTAR would be required to charge these assets to current earnings. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

c. Pension and Other Postretirement Benefits

NSTAR’s annual pension and other postretirement benefits costs are dependent upon several factors and assumptions, such as but not limited to, employee demographics, plan design, the level of cash contributions made to the plans, the discount rate, the expected long-term rate of return on the plans’ assets and health care cost trends.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS 106), changes in pension and PBOP liabilities associated with these factors are not immediately recognized as pension and PBOP costs in the statements of income, but generally are recognized in future years over the remaining average service period of the plans’ participants. As a result of the requirements of SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements Nos. 87, 88, 106, and 132(R)” (SFAS 158), these factors could have a significant impact on pension and postretirement assets or liabilities recognized.

There were no significant changes to NSTAR’s pension benefits in 2007, 2006 and 2005 that had a material impact on recorded pension costs. As further described in Note G, “Pension and Other Postretirement Benefits,” to the accompanying Consolidated Financial Statements, NSTAR’s discount rates at December 31, 2007 and 2006 were 6.25% and 6%, respectively, and align with market conditions and the characteristics of NSTAR’s pension obligation. The expected long-term rate of return on its pension plan assets for 2007 remained at 8.4% (net of plan expenses), the same as 2006. These assumptions will have an impact on reported pension costs in future years in accordance with the cost recognition approach of SFAS 87. This impact, however, is mitigated through NSTAR’s regulatory rate treatment of qualified pension and PBOP costs. (Refer to a further discussion of regulatory accounting treatment below.) In determining pension obligation and cost amounts, these assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements.

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

(in thousands)	Change in Assumption	Impact on Projected Benefit Obligation Increase/(Decrease)	Impact on 2007 Cost Increase/(Decrease)

Actuarial Assumption
Pension:
Increase in discount rate	50 basis points	$(56,744)	$(5,288)
Decrease in discount rate	50 basis points	$56,162	$4,256
Increase in expected long-term rate of return on plan assets	50 basis points	N/A	$(4,985)
Decrease in expected long-term rate of return on plan assets	50 basis points	N/A	$4,985

Other Postretirement Benefits:
Increase in discount rate	50 basis points	$(43,441)	$(2,472)
Decrease in discount rate	50 basis points	$48,899	$3,357
Increase in expected long-term rate of return on plan assets	50 basis points	N/A	$(1,634)
Decrease in expected long-term rate of return on plan assets	50 basis points	N/A	$1,634
N/A - not applicable

Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio that approximates the Plan liabilities. Management further considers rates of high quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s plans.

In determining the expected long-term rate of return on plan assets, NSTAR considers past performance and economic forecasts for the types of investments held by the Plan as well as the target allocation for the investments over a 20-year time period. In 2007, NSTAR kept the expected long-term rate of return on plan assets at 8.4% as a result of the prevailing outlook for investment returns. This rate is presented net of both administrative and investment expenses, which have averaged approximately 0.6% for 2007, 2006 and 2005.

The expected long-term rate of return on Plan assets could vary from actual returns as well as the target allocation for investments over time. As such, these fluctuations could impact NSTAR’s capital resources to meet its plan contributions.

As a result of the DPU-approved Pension and PBOP cost reconciliation rate adjustment mechanism tariff (PAM), NSTAR is authorized to recover its pension and PBOP expense through this reconciling rate mechanism. This PAM removes the volatility in earnings that could result from fluctuations in market conditions and plan assumptions.

On August 17, 2006, the Pension Protection Act of 2006 (the Act) was enacted into law. The Act requires employers with defined-benefit pension plans to make contributions to meet a certain funding target and eliminate funding shortfalls. The Company is in compliance with this Act. Based on its current funding level and the provisions of the Act, NSTAR does not anticipate making contributions to the Plan in 2008.

d. Uncertain Tax Positions

Effective January 1, 2007, NSTAR adopted the provisions of FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes” relating to uncertain tax positions. FIN 48 requires management to use judgment in assessing the potential exposure from tax positions taken that may be challenged by taxing authorities. Management is required to assess the possibility of alternative outcomes based upon all facts available at the reporting date, including in some cases the opinion of independent tax consultants. These estimates could differ significantly from the ultimate outcome. For additional information on uncertain tax positions and estimates used therein, refer to “Income Tax Matters” included in this section of this MD&A.

Investments in Yankee Companies

NSTAR Electric collectively has an equity ownership of 14% in CY, 14% in YA, and 4% in MY, (collectively, the “Yankee Companies”).

CY was notified on November 26, 2007 by the NRC that its former generating plant site was decommissioned in accordance with NRC procedures. Also, YA and MY plant sites have been decommissioned in accordance with NRC procedures. Amended licenses continue to apply to the ISFSI’s where spent nuclear fuel is stored at these sites. CY, YA and MY remain responsible for the security and protection of the ISFSI and are required to maintain radiation monitoring programs at the sites.

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

Yankee Companies Spent Fuel Litigation

On October 4, 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation, in the amounts of $34.2 million, $32.9 million and $75.8 million for CY, YA and MY, respectively. This judgment in favor of these Yankee companies relating to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY. NSTAR Electric’s portion of the judgment amounts to $4.8 million, $4.6 million and $3 million, respectively. On December 4, 2006, the DOE filed its notice of appeal of the trial court’s decision. As a result, the Yankee Companies have not recognized the damage awards on their books, and therefore, NSTAR Electric has not recognized its portion. On December 14, 2007, the Yankee companies filed complaints against the DOE seeking damages from 2001 for CY and YA, and from 2002 for MY, through a future trial date. NSTAR cannot predict the ultimate outcome of this decision on appeal or the subsequent complaints.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future. Changes in these estimates will not affect NSTAR’s results of operations or cash flows because these costs will be collected from customers through NSTAR Electric’s transition charge filings with the DPU.

Derivative Instruments

Energy Contracts

NSTAR accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (SFAS 149). NSTAR has determined that its electricity supply contracts qualify for, and NSTAR has elected to apply, the normal purchases and sales exception. As a result, these agreements are not reflected as either an asset or liability on the accompanying Consolidated Balance Sheets. The majority of NSTAR’s gas supply contracts do not qualify for the normal purchases and sales exception; however, these contracts contain market based pricing mechanisms, and therefore, no adjustments are required.

Hedging Agreements

NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. The objective of this practice is to minimize fluctuations in prices to NSTAR firm gas sales customers. These financial contracts do not procure gas supply and therefore NSTAR Gas does not take physical delivery of gas. These contracts qualify as derivative financial instruments, specifically cash flow hedges. Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled currently. All actual costs and benefits incurred are included in the firm sales CGAC and are fully recoverable from customers. As a result, NSTAR Gas records an offsetting regulatory asset or liability for the market price changes, in lieu of recording the adjustment to Other Comprehensive Income. Currently, these derivative contracts extend through April 2009. At December 31, 2007 and 2006, NSTAR has recorded a liability and a corresponding regulatory asset of $10.5 million and $32.7 million, respectively, reflecting the fair value of these contracts. During 2007, approximately $30.4 million of these financial contracts were settled resulting in payments by NSTAR to the counterparties to the contracts.

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

The recognition of an ARO within its regulated utility businesses has no impact on NSTAR’s earnings. In accordance with SFAS 71, for its rate-regulated utilities, NSTAR establishes a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO. NSTAR has certain plant assets in which this condition exists and is related to both plant assets containing asbestos materials and legal requirements to undertake remediation efforts upon retirement.

For NSTAR’s regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of December 31, 2007 and 2006, the estimated amount of the cost of removal included in regulatory liabilities was approximately $259 million and $260 million, respectively, based on the estimated cost of removal component in current depreciation rates. At December 31, 2007, NSTAR has an asset retirement cost in utility plant of $3 million, an asset retirement liability of $23 million and a regulatory asset of $18 million.

New Accounting Standards

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. NSTAR adopted this standard on January 1, 2008 with no impact to its results of operations, financial position or cash flows.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value. NSTAR adopted this standard on January 1, 2008. NSTAR did not elect the fair value option, and therefore, SFAS 159 had no impact on its results of operations, financial position or cash flows.

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

On March 1, 2007, NSTAR Electric and NSTAR Gas filed their 2006 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2006. This is subject to final DPU approval. NSTAR has estimated that no penalty was assessable for 2007.

The Rate Settlement Agreement approved by the DPU on December 30, 2005 established additional performance measures applicable to NSTAR’s rate regulated subsidiaries. The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million. For 2006 and 2007, NSTAR Electric determined that its performance related to these applicable circuits exceeded the established benchmarks and therefore, accrued its incentive entitlement of $0.5 million for each of those years, subject to final DPU approval.

b. Rate Structures

Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those customers who choose not to buy energy from a competitive energy supplier. Basic service rates are reset every six months (every three months for large commercial and industrial customers). The price of basic service is intended to reflect the average competitive market price for power. As of December 31, 2007, 2006 and 2005, customers of NSTAR Electric had approximately 47%, 49%, and 68%, respectively, of their load requirements provided through basic service. For 2007 and 2006, the residential, commercial and industrial customer classes’ load requirements provided through basic service were 56%, 31% and 13%, respectively, and 52%, 31% and 17%, respectively. NSTAR Electric fully recovers its energy costs, including costs related to charge-offs of uncollected energy costs, through DPU-approved rate mechanisms. Though energy delivery charges vary slightly by region, the basic service price for all residential customers decreased an average of 8% from $0.1186 to $0.1084 per kilowatt-hour effective July 1, 2007. Medium and large commercial customers decreased an average of 17% from $0.1142 cents to $0.0947 cents per kilowatt-hour effective October 1, 2007. The basic service price for all residential customers increased an average of 3%, from $0.1084 to $0.1117 per kilowatt-hour effective January 1, 2008. Medium and large commercial customers increased an average of 17% from $0.0949 cents to $0.1106 cents per kilowatt-hour effective January 1, 2008.

Changes in Massachusetts’ Regulatory Environment

In January 2007, a new Governor and Attorney General took office. The Governor has a very significant influence on energy regulatory policy in Massachusetts. The Governor has identified energy policy as a key initiative of his administration, and has functionally reorganized key energy offices. His reorganization plan, which took effect on April 11, 2007, created a new cabinet position—the Secretary of Energy and Environmental Affairs. The Secretary now oversees a newly formed CUC, consisting of three commissioners. The CUC leads the DPU, a newly formed agency that has jurisdiction over electric, natural gas, water and transportation matters. The agency previously responsible for such functions, the MDTE, was eliminated.

During late 2007 and January 2008, the Massachusetts House of Representatives and Senate drafted and approved two separate energy policy reform bills. These bills address energy procurement, renewable and alternative energy generation and other green power initiatives and utility regulation. Both bills are currently under review by a joint House and Senate Conference Committee. This Committee is expected to combine the two bills into one comprehensive energy policy reform bill for ultimate approval. It is anticipated that the resulting bill will be enacted into law during 2008. NSTAR cannot anticipate or predict what terms the final bill will include, and therefore, cannot predict the timing, ultimate approval, or potential impact of this legislation.

Proposed Rate Decoupling

On June 22, 2007, the DPU opened a generic investigation into rate structures and revenue recovery mechanisms in order to promote efficient deployment of demand resources in Massachusetts. Demand resources are installed equipment, measures or programs that reduce end-use demand for electricity or natural gas. This investigation will include, in part, a review of whether and how existing rate mechanisms may be changed to better align a company’s financial interests with the needs to provide greater energy efficiencies and foster the advancement of price-responsive demand in regional wholesale energy markets. Historically, Massachusetts retail electric and natural gas distribution companies have sponsored customer-funded energy efficiency and load reduction programs with an incentive to mitigate a company’s lost retail distribution revenues. However, there is an inherent disconnect between the sponsorship of such programs and the continued maintenance of revenue and sales growth levels. The DPU has opened a proceeding to determine whether it should implement a base revenue adjustment mechanism that “decouples” a utility’s retail distribution revenues (the recovery of fixed infrastructure costs, including a return component and the recovery of other operating costs) and its sales volumes.

NSTAR supports the DPU’s objectives that would promote greater levels of energy efficiencies and alternative energy resources. It is important that the outcome of this generic decoupling proceeding effectively achieve these objectives in balance with other rate policy objectives. NSTAR Electric anticipates working to achieve an effective rate mechanism with the DPU. However, NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

Rate Settlement Agreement and Other Regulatory Matters

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement (“Rate Settlement Agreement”) between NSTAR, the AG, and several interveners. For 2006, the Rate Settlement Agreement required NSTAR Electric to lower its transition rates by $20 million, effective January 1, 2006, and by an additional $30 million, effective May 1, 2006, from what would otherwise have been billed in 2006. Effective May 1, 2006, NSTAR Electric increased its distribution rates by $30 million. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge at a rate of 10.88%. Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by an equal and corresponding reduction in transition rates.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement provides for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers. If NSTAR Electric’s efforts to reduce customers’ costs are successful, the Company is allowed to retain a portion of those savings, as well as related litigation costs, as an incentive. Under the terms of the Rate Settlement Agreement, NSTAR Electric is to share in 25% of the savings applicable to its customers. The recovery of NSTAR Electric’s share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues. As a result of NSTAR’s role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval. Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments. After these hearings NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007. This revised Settlement Agreement allows NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007. In addition, it stipulates that NSTAR Electric will share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases. Approval of this Settlement Agreement and of the incentives is required by the DPU. The DPU has extended the deadline to issue a decision on this Agreement until February 29, 2008.

NSTAR is unable to predict the ultimate outcome of this proceeding. In the event an adverse decision is reached it should not have a material impact on the Company’s reported results of operations for 2007. However, such a decision could have an impact on future results of operations and cash flows.

Regulatory Proceedings—DPU

NSTAR Electric made its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006. The filing implements the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007. Also effective on this date, NSTAR Electric’s distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to its transition rate. The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that resulted in a 2.64% increase in distribution rates. The CPSL program relates to incremental spending for double pole removal, pole replacements and underground electric safety programs, which include stray-voltage remediation and manhole inspections, repairs and upgrades. For 2006, the CPSL cost recovery was estimated to be $13.3 million and that amount was included in retail distribution rates for 2007. The final reconciliation of 2006 CPSL costs and revenues is currently under review by the DPU. On October 1, 2007, NSTAR Electric filed for the establishment of new distribution (SIP of 2.68%), transition and transmission rates that became effective on January 1, 2008. This filing included recovery of estimated CPSL costs of $24 million to be collected during 2008. This balance includes the under-collection of 2006 CPSL amounts. Recovery of transition and CPSL costs is subject to DPU review and reconciliation to actual costs. NSTAR cannot predict the timing or the ultimate outcome of these pending filings.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities to recover the energy-related portion of bad debt costs in their basic service rates, NSTAR Electric increased its basic service rates and reduced its distribution rates for those bad debt costs. In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement approved by the DPU on December 30, 2005. This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its basic service bad debt costs on a fully reconciling basis. These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs. This proposed rate adjustment was anticipated to be implemented effective July 1, 2007. However, on June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate but required NSTAR Electric to reduce distribution rates by the increase in its basic service bad debt charge-offs. Such action would effectively eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence. NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail. However, in the event that it does not, NSTAR Electric intends to pursue all legal options. As of December 31, 2007, the potential impact to earnings of eliminating the bad debt adder was approximately $14 million, pre-tax. NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

In addition, the Rate Settlement Agreement provided for a preliminary agreement to certain terms of a merger and asset transfer of NSTAR’s electric subsidiaries that became effective on January 1, 2007, and implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric’s aggregate return on equity should it exceed 12.5% or fall below 8.5%. Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.

In December 2005, NSTAR Electric filed proposed transition rate adjustments for 2006, including a preliminary reconciliation of transition, transmission, basic service and default service costs and revenues through 2005. The DPU subsequently approved tariffs for each retail electric subsidiary effective January 1, 2006. Updated reconciliations to reflect final 2005 costs and revenues were filed during the second quarter of 2006 for Boston Edison, ComElectric and Cambridge Electric. A settlement agreement between the AG and NSTAR Electric on the reconciliation of the Boston Edison costs and revenue for 2004 and 2005 was filed with the DPU on May 29, 2007, and approved by the DPU on July 23, 2007. Evidentiary hearings were conducted on the reconciliation of the ComElectric and Cambridge Electric costs and revenue for 2005. The case is pending a decision at the DPU and NSTAR cannot predict the timing or the ultimate outcome of this filing.

c. Wholesale Market and Transmission Changes

Regulatory Proceedings—FERC

On July 9, 2007, FERC issued an Order that approved NSTAR Electric’s 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings. As a result of these proceedings, NSTAR reached an agreement in principle with the FERC staff and the AG. A final settlement is expected to be executed during the first quarter of 2008. This settlement will be subject to FERC approval. The implementation of this settlement is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

NSTAR’s former subsidiaries Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all NSTAR Electric companies. These tariffs became effective on June 1, 2005 and expired on December 31, 2006; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener. On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC. The settlement was approved by the full Commission on March 1, 2007.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on regional transmission facilities of 10.2% plus a 50 basis point adder for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter. In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC’s approved ROEs, provide 11.7% and 12.4% returns for the respective time frames. RTO-NE ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues. Transmission projects that are completed and in progress including NSTAR Electric’s 345kV project, have significantly minimized these congestion costs and enhance reliability in the region. The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE, for which the FERC did not provide an explanation for its action and which the New England Transmission Owners believe is not supported by the record evidence. The New England Transmission Owners contend that the base ROE should be 10.5%. The Company is unable to determine the ultimate timing or result of the rehearing process or of the ultimate FERC decision.

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

Effective May 1, 2007, the DPU approved a summer period CGAC factor of $0.8726/therm, a 27% decline in cost from the previous rate level. The DPU approved the CGAC factor effective November 1, 2007 for the 2007-2008 winter heating season of $0.9799/therm that was 18% lower than the rate set in November 2006 of $1.1949/therm. These rates reflect normal differences between winter and summer prices and the continued volatility of fuel prices on the NYMEX. The 2005-2006 winter season DPU-approved CGAC factor was revised downward to $0.90/therm effective March 1, 2006 from a factor of $1.3955/therm effective January 1, 2006 to reflect decreases in the cost of gas caused by varying market conditions. Effective May 1, 2006, the DPU approved a summer period CGAC factor of $1.1855/therm that included higher forecasted gas commodity costs. Changes in the cost of gas supply have no impact on the Company’s earnings due to this rate recovery mechanism.

On February 28, 2005, the DPU-approved a petition by NSTAR Gas to change a portion of its gas procurement practices. As approved, NSTAR Gas began purchasing financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. Refer to the accompanying “Hedging Agreements” section disclosed above for a further discussion.

Nonmonetary Transactions—2006

In the third and fourth quarters of 2006, NSTAR’s unregulated subsidiary, AES, recognized the impact of several nonmonetary transactions. As part of an agreement executed with a vendor, AES received new equipment with a fair value of $4.1 million, at no cost, to compensate AES for incremental costs incurred resulting from equipment installation problems experienced during 2003 and 2004. This resulting nonmonetary gain, representing the fair value of the new equipment, was primarily recognized as a reduction in purchased power expense on the accompanying Consolidated Statements of Income.

In addition, in separate transactions in 2006, two agreements were executed between AES and other parties, which required AES to relinquish its rights under existing easements and other assets owned by AES located on development sites. In exchange, AES received title to new steam and chilled water pipelines with greater capacity and replacement easements. As a result of the new assets, AES anticipates achieving higher future sales. Therefore, the transactions were recorded at the fair value of the assets received and resulted in a $5.5 million nonmonetary gain recorded to other income on the accompanying Consolidated Statements of Income.

Sale of Properties

There were no material property sales recognized during 2007.

On November 8, 2006, NSTAR Electric completed the sale of a former office complex in Wareham, Massachusetts for $7.7 million. The regulatory treatment of the proceeds remains subject to DPU approval. As a result, this transaction had no impact on 2006 earnings.

On April 26, 2006 and September 19, 2006, NSTAR Electric sold two parcels of nonutility land in Boston, Massachusetts and Lincoln, Massachusetts for $6.2 million, realizing a pre-tax gain on the sale of $4.1 million. This gain is reflected as a component of other income, net on the accompanying Consolidated Statements of Income.

On December 28, 2005, NSTAR Electric sold a former electric generation station site in New Bedford, Massachusetts for $12 million. NSTAR anticipates that most of the proceeds from the sale will be applied against NSTAR Electric’s transition charge. The sale and regulatory treatment of the proceeds remains subject to DPU approval. As a result, this transaction had no impact on 2005 earnings.

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

General Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows or financial condition.

Income Tax Matters

Construction-related Costs

In 2004, NSTAR filed an amended 2002 Federal income tax return to change the method of accounting for certain construction-related overhead costs previously capitalized to plant to the Simplified Service Cost Method (“SSCM”). Under SSCM, certain costs which were previously capitalized for tax purposes are deducted in the year incurred. NSTAR has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $368.9 million. In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied. NSTAR did not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others. Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward. As a result, NSTAR was required to make a cash tax payment to the IRS of $129.1 million in late 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR, once this tax position is resolved. As of December 31, 2007 and 2006, this refund has been recorded as a non-current refundable income tax on the accompanying Consolidated Balance Sheets.

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

Prior to the adoption of FIN 48, it was NSTAR’s tax accounting policy not to recognize tax benefits associated with an uncertain tax position until it is probable that such tax benefit would ultimately be realized. NSTAR determined that it could not conclude that it was probable that the tax deduction related to the abandonment of its RCN investment would ultimately be sustained. Accordingly, NSTAR accrued a tax reserve so as to not recognize the tax benefit of this tax position.

As of January 1, 2007, the potential tax loss contingency was approximately $39.6 million. NSTAR adopted FIN 48 effective January 1, 2007. FIN 48 establishes a tax accounting recognition standard of more-likely-than-not, which is a lower threshold than NSTAR’s previous tax recognition policy of probable. Upon the adoption of FIN 48, NSTAR recognized the entire amount as an adjustment to its January 1, 2007 retained earnings balance. NSTAR cannot predict the timing or ultimate resolution of this tax position.

Earnings Outlook

NSTAR is currently projecting to achieve earnings per share for the year ended December 31, 2008 in the $2.16 - $2.26 range. This guidance reflects the following factors: electric sales are expected to increase 1% to 2%, assuming normal weather conditions; operations and maintenance expense is expected to grow 1% to 2%; and capital expenditures for the year are expected to be approximately $440 million, including approximately $140 million for transmission projects.

Common Share Dividends

On November 15, 2007, NSTAR’s Board of Trustees declared a quarterly cash dividend of $0.35 per share for shareholders of record on January 10, 2008, payable February 1, 2008. NSTAR’s current annualized rate is $1.40 per share, a 7.7% increase over the previous rate of $1.30 per share. NSTAR expects that the growth rate of its common dividend will continue to be in-line with the growth rate in earnings per share. All future dividend decisions are subject to quarterly dividend declarations based upon the Company’s financial position and other relevant considerations at the time.

Results of Operations

The following section of MD&A compares the results of operations for each of the three fiscal years ended December 31, 2007, 2006 and 2005 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

2007 compared to 2006

Executive Summary

NSTAR achieved several positive performance results in 2007:

•	EPS increased $0.14 from $1.93 to $2.07. This 7.3% increase reflects the positive impact of the second year of our seven-year Rate Settlement Agreement and higher electric and gas sales

•	The Company’s common share dividend was increased in 2007 by 7.7%, outperforming the industry average of 5.4%.

•	NSTAR Gas was upgraded to a credit rating of “AA-” while all other entities maintained credit ratings at “A” level.

Earnings per common share were as follows:

	Years ended December 31,
	2007	2006	% Change
Basic	$2.07	$1.94	6.7
Diluted	$2.07	$1.93	7.3

Net income was $221.5 million for 2007 compared to $206.8 million for 2006. Major factors (after tax) that contributed to the $14.7 million, or 7.1%, increase include:

•	Higher electric distribution revenues primarily as a result of the Rate Settlement Agreement and increased sales of 1.8% ($30.5 million)

•	Higher firm gas revenues due to higher sales of 12.7% primarily caused by colder weather (heating degree-days increased by 11.3%) ($7.7 million)

•	Higher transmission revenues primarily as a result of increased investment in the Company’s transmission infrastructure, most notably the 345kV project ($9.3 million)

•	Interest on certain tax matters ($6.5 million)

These increases in earnings factors were partially offset by:

•

Higher operations and maintenance expenses in 2007 most notably related to the absence of a pre-tax adjustment of $6.9 million that reduced bad debt expense recorded in 2006 to reflect the implementation of a rate recovery mechanism, higher current year bad debt expense (exclusive of the 2006 adjustment) and increased labor costs ($18.6 million)

•	Lower earnings from NSTAR’s unregulated operations primarily due to gains realized in 2006 from non-monetary transactions ($4.7 million)

•	Higher depreciation and amortization expense in 2007 related to higher depreciable electric and gas distribution plant in service ($5.9 million)

•	Higher short-term interest expense as a result of increased borrowing rates and an increase in the average borrowing levels ($4.4 million)

Significant cash flow events during 2007 include the following:

•

Cash flows from operating activities provided $491 million, a decrease of $42 million as compared to 2006. This decrease primarily reflects the timing of the collection of basic service (energy costs) from customers

•	NSTAR invested approximately $360 million in capital projects to improve capacity and system reliability

•	NSTAR paid approximately $139 million in common share dividends and retired approximately $237 million in long-term and securitized debt

•

On November 19, 2007, NSTAR Electric closed on the sale of $300 million, ten-year, fixed rate (5.625%) Debentures. The proceeds of the sale were used to repay short-term debt balances. This transaction was completed as part of the Company’s approved financing plan as filed with the DPU and its approved shelf registration with the SEC to allow issuance of up to $400 million in debt securities

Energy Sales

The following is a summary of retail electric and firm gas energy sales for the years indicated:

	Years ended December 31,
	2007	2006	% Change
Retail Electric Sales—MWH
Residential	6,575,587	6,481,929	1.4
Commercial	13,445,887	13,083,032	2.8
Industrial	1,473,589	1,551,552	(5.0)
Other	160,158	163,494	(2.0)

Total retail sales	21,655,221	21,280,007	1.8

	Years ended December 31,
	2007	2006	% Change
Firm Gas Sales—BBtu
Residential	21,792	19,283	13.0
Commercial	16,705	14,547	14.8
Industrial	5,083	4,764	6.7
Municipal	2,885	2,625	9.9

Total firm sales	46,465	41,219	12.7

Weather Conditions

NSTAR forecasts its electric and natural gas sales based on normal weather conditions. Actual results may vary from those projected due to actual weather conditions, energy conservation, and other factors. Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Item 1. “Business” of this Form 10-K.

The demand for electricity and natural gas is affected by weather conditions. In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes. Electric residential and commercial customers represented approximately 30% and 62%, respectively, of NSTAR’s total electric sales mix in 2007 and provided 40% and 54% of distribution and transmission revenues, respectively. Gas residential and commercial customers represented approximately 47% and 36%, respectively, of NSTAR’s total gas sales mix in 2007. Refer to the “Electric

Revenues” and “Gas Revenues” sections below for a more detailed discussions. Industrial sales are primarily influenced by national and local economic conditions.

	2007	2006	Normal 30-Year Average
Heating degree-days	6,782	6,094	6,815
Percentage colder (warmer) than prior year	11.3%	(10.0)%
Percentage (warmer) than 30-year average	(0.5)%	(10.6)%

Cooling degree-days	907	803	777
Percentage warmer (cooler) than prior year	13.0%	(10.1)%
Percentage warmer than 30-year average	16.7%	3.3%

Heating and Cooling Degree-Days measure changes in daily temperature levels in explaining demand for electricity and natural gas, based on weather conditions. Weather conditions impact electric sales primarily during the summer and gas sales during the winter season in NSTAR’s service area. The comparative information above relates to heating and cooling degree-days for the years 2007 and 2006 and the number of heating and cooling degree-days in a “normal” year as presented by a 30-year average. A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees. Each degree below or above the base temperature is measured as one heating or cooling degree-day.

The 1.8% or 375,214 MWh energy sales increase in 2007 primarily reflects colder winter temperatures and warmer weather in late August and September of 2007. NSTAR Electric’s retail peak demand for 2007 was 4,554 MW as measured on August 3, 2007. This was 8.2% less than the all-time high peak demand of 4,959 MW reached on August 2, 2006. Industrial sales continue to lag due to the weak manufacturing segment of the economy. The 12.7% increase in firm gas and transportation sales is due to the colder winter weather during 2007 and the shift of commercial and industrial customers returning to using natural gas from fuel oil. All gas customer segments showed positive sales growth despite continued customer conservation efforts. However, even with the higher energy usage, revenues and the cost of that energy (which is also included in revenues) reflects the sustained high levels in global energy costs.

Operating Revenues

Operating revenues for 2007 decreased 8.8% from 2006 as follows:

			Increase/(Decrease)
(in millions)	2007	2006	Amount	Percent
Electric revenues
Retail distribution and transmission	$957.0	$1,013.2	$(56.2)	(5.5)
Energy, transition and other	1,605.9	1,898.9	(293.0)	(15.4)

Total electric revenues	2,562.9	2,912.1	(349.2)	(12.0)

Gas revenues
Firm and transportation	152.0	139.5	12.5	9.0
Energy supply and other	408.4	378.4	30.0	7.9

Total gas revenues	560.4	517.9	42.5	8.2

Unregulated operations revenues	138.5	147.7	(9.2)	(6.2)

Total operating revenues	$3,261.8	$3,577.7	$(315.9)	(8.8)

Electric Revenues

NSTAR’s largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and FERC. Electric retail distribution revenues primarily represent charges to customers for recovery of the Company’s capital investment, including a return component, and operation and maintenance costs related to its electric distribution infrastructure. The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company’s substations.

The decrease in retail distribution and transmission revenues reflects:

•

Lower transmission revenues related to decreased regional RMR costs of $141 million reflecting a refund from the ISO-NE of previously billed RMR costs. NSTAR Electric lowered its retail transmission rates effective on March 1, 2007 in order to refund amounts previously over-collected from customers and to match the amount to be paid to generators. These RMR costs are fully reconciled and therefore there is no earnings impact.

This decrease in retail distribution and transmission revenues was partially offset by:

•

Increased NSTAR Electric distribution rates by an annual rate of $30 million effective May 1, 2006 and by an annual inflation-adjusted rate increase effective January 1, 2007, with a corresponding reduction in transition charges. This rate increase reflects the impact of the 2005 Rate Settlement Agreement. These factors and an 1.8% increase in energy sales resulted in increased distribution revenues of $51.2 million for 2007 as compared to 2006. In addition, higher transmission revenues as a result of increased investment in the Company’s transmission infrastructure, most notably the 345kV project, also offset the overall decrease.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term purchase power contracts. Energy revenues are fully reconciled to the costs incurred and have no impact on the Company’s consolidated net income. Energy, transition and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs, rental revenue from electric property and annual cost reconciliation true-up adjustments. The $293 million decrease in energy, transition and other revenues is primarily attributable to a $264 million decrease in energy supply costs and to a reduction in transition rates in accordance with the 2005 Rate Settlement Agreement. These amounts were partially offset by an increase in non-retail related regional transmission revenues of $22.5 million that are used to support NSTAR Electric’s transmission assets. Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas’ recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas’ service area. The $12.5 million increase in firm and transportation revenues is primarily attributable to colder winter weather conditions during 2007 and customers switching back to natural gas from alternate fuel sources as a result of higher energy price concerns. These factors resulted in the increase in sales volumes of 12.7% through December 31, 2007.

NSTAR Gas’ sales are impacted by heating season weather because a substantial portion of its customer base uses natural gas for space heating purposes.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenue increase of $30.0 million primarily reflects the impact of the 12.7% increase in energy sales offset by a 9% decline in the cost of gas per therm purchased from these suppliers. These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.

Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR’s district energy and telecommunications operations. Unregulated revenues were $138.5 million through December 31, 2007 compared to $147.7 million in 2006, a decrease of $9.2 million, or 6.2%. The decrease is primarily the result of lower electricity, steam and chilled water revenues.

Operating Expenses

Purchased power and transmission costs were $1,390.6 million in 2007 compared to $1,783.9 million in 2006, a decrease of $393.3 million, or 22%. Despite higher energy sales of 1.8%, the decrease in expense reflects lower basic service energy supply costs of $264 million for both NSTAR’s regulated and unregulated companies. In addition, transmission costs declined $107.1 million as a result of a $141 million decline in transmission-related congestion costs partially offset by higher regional network support costs of $37 million. NSTAR Electric adjusts its rates to collect the costs related to energy supply and transmission from customers on a fully reconciling basis. Due to these rate adjustment mechanisms, changes in the amount of energy supply and transmission expense have no impact on earnings.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $375.8 million in 2007 compared to $344.6 million in 2006, an increase of $31.2 million, or 9%. The increase in cost reflects the 12.7% increase in firm gas sales and an increase in the settlement of cash flow hedging contracts during 2007 of $20.9 million offset by a lower cost of gas supply per therm. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $446.8 million in 2007 compared to $431.4 million in 2006, an increase of $15.4 million, or 3.6%. This increase primarily relates to higher bad debt expense due to the absence of a $6.9 million reduction in bad debt expense recorded in 2006 to reflect the implementation of a recovery rate mechanism and to higher bad debt expenses. In addition, higher material costs and higher labor costs related to ongoing electric and gas system operations contributed to this increase.

Depreciation and amortization expense was $369.6 million in 2007 compared to $362.2 million in 2006, an increase of $7.4 million or 2%. The increase primarily reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense was $70.9 million in 2007 compared to $67.9 million in 2006, an increase of $3 million, or 4.4%, which are consistent with the collection of conservation and renewable energy revenues. These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $93.7 million in 2007 compared to $93.9 million in 2006, a decrease of $0.2 million, or 0.2% reflecting slightly lower overall property tax rates.

Income tax expense attributable to operations was $130.4 million in 2007 compared to $119.3 million in 2006, an increase of $11.1 million, or 9.3%, primarily reflecting the higher pre-tax operating income in 2007.

Other income, net

Other income, net was approximately $10.1 million in 2007 compared to $13.6 million in 2006, a decrease of $3.5 million. The decrease primarily reflects the absence in 2007 of after-tax gains realized on nonutility nonmonetary transactions of $3.6 million.

Other deductions, net

Other deductions, net were approximately $3.0 million in 2007 compared to $1.5 million in 2006. The $1.5 million increase primarily reflects a higher level of charitable contributions in 2007.

Interest charges

Interest on long-term debt and transition property securitization certificates was $155 million in 2007 compared to $167.3 million in 2006, a decrease of $12.3 million, or 7.3%. The decrease in interest expense reflects:

•

Lower interest cost of $8.4 million as a result of the redemption of all debt of the former Commonwealth Electric and Cambridge Electric subsidiaries’ long-term debt on January 2, 2007 and the fourth quarter of 2006, respectively

•

Lower interest costs on transition property securitization debt of $8.4 million due to current maturities. Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding that are collateralized by the future income stream associated primarily with NSTAR’s stranded costs

These decreases were partially offset by:

•	Interest expense of $4.4 million associated with NSTAR Electric’s $200 million and $300 million Debentures issued in March 2006 and November 2007, respectively

Short-term and other interest expense was $16.3 million in 2007 compared to $17.5 million in 2006, a decrease of $1.2 million, or 6.9%. The decrease is due to lower net interest expense on income tax deficiencies of $10.7 million primarily as a result of recognizing, in the current year, interest income of $4.7 million on uncertain tax positions. Also contributing to this decrease was higher interest income on the regulatory deferrals. Significantly offsetting these decreases was a higher average level of borrowed funds as compared to 2006. Interest rates on short-term borrowings in 2007 were nearly level with the rates in 2006. The weighted average short-term interest rates including fees were 5.33% and 5.32% in 2007 and 2006, respectively. The higher average borrowing during 2007 reflects the impact of NSTAR Electric financing the redemption of $77.7 million in long-term debt in January 2007 with short-term debt.

2006 compared to 2005

Executive Summary

NSTAR achieved several positive performance results in 2006:

•

Several important regulatory outcomes were achieved in 2006, including full implementation of a comprehensive state rate settlement, the merger of the Company’s four electric utility subsidiaries into a single corporation and a federal rate order relating to transmission return on equity.

•	The Company’s common share dividend was increased in November, 2006 by 7.4%, outperforming the industry average of 5.9%.

•	The Company’s pension plan achieved an overall return of 14.4%, exceeding the established absolute return and relative performance targets.

•	The Company’s credit rating was upgraded by Standard & Poor’s to “A+”, while NSTAR utility subsidiary credit ratings maintained their “A” level ratings, above the utility average of “BBB.”

Earnings per common share were as follows:

	Years ended December 31,
	2006	2005	% Change
Basic	$1.94	$1.84	5.4
Diluted	$1.93	$1.83	5.5

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

•

Lower operations and maintenance expenses in 2006 due to service restoration costs incurred in 2005 associated with storms (approximately $10.3 million), lower facilities consolidation charges in 2006 (approximately $2.2 million), lower bad debt expense in 2006 ($5.1 million) and a charge in 2005 related to an environmental settlement claim in 2006 ($4.6 million). The reduction in bad debt expense includes the effect of the implementation of a new DPU-approved recovery rate mechanism, effective January 1, 2006, that allows NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis

•	Improved earnings resulting from NSTAR’s unregulated district energy business (excluding nonmonetary gains), offset by the sale of steam assets in 2005 ($4.2 million)

•	Nonmonetary gains of $6.3 million in connection with the asset exchanges related to NSTAR’s unregulated operations.

These increases in earnings factors were partially offset by:

•	A reduction in 2006 of DPU-approved incentive entitlements for successfully lowering transition charges ($10.1 million) in 2005

•	Distribution revenues offset by the impact of the 1.9% reduction in kWh sales ($5.6 million)

•	Adjustments lowering income tax expense in 2005 reflecting the positive outcome of a tax audit ($4.2 million)

•	Lower firm gas revenues due to lower energy sales primarily caused by warmer weather (heating degree-days declined by 10%) ($5.2 million)

•	Adjustments lowering income tax expense in 2005 related to the successful completion of a tax audit and tax benefits related to capital gain transactions in 2006 ($8.8 million)

•	Higher depreciation and amortization expense in 2006 related to higher depreciable distribution and transmission plant in service ($5.3 million)

•	Higher interest expense as a result of both increased rates and higher levels of borrowings ($6.2 million)

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

In September 2006, NSTAR filed its 2005 Federal Income Tax return. It reflected a net operating loss and resulted in a tax refund of approximately $88 million. NSTAR’s 2005 net operating loss for income tax purposes was primarily the result of the deduction of the purchase power contract termination payments made on March 1, 2005. This refund was reduced by the $65 million payment required in connection with the SSCM. The remaining $23 million was received in November 2006. Refer to the accompanying Notes to Consolidated

Financial Statements, Note F, “Income Taxes” and the “Liquidity, Commitments and Capital Resources” section of this MD&A, for further details.

On March 16, 2006, NSTAR Electric closed on the sale of $200 million, 30-year, fixed rate (5.75%) Debentures. The proceeds of the sale were used to repay short-term debt balances. In the first quarter of 2005, NSTAR closed on a $674.5 million securitization financing transaction. The net proceeds were used primarily to make liquidation payments required in connection with the termination of obligations under certain purchase power contracts (approximately $554 million) and to repay $150 million of outstanding debt.

Energy Sales

The following is a summary of retail electric and firm gas energy sales for the years indicated:

	Years ended December 31,
	2006	2005	% Change
Retail Electric Sales - MWH
Residential	6,481,929	6,773,925	(4.3)
Commercial	13,083,032	13,117,869	(0.3)
Industrial	1,551,552	1,624,422	(4.5)
Other	163,494	165,158	(1.0)

Total retail sales	21,280,007	21,681,374	(1.9)

NSTAR Electric’s peak load for 2006 reached an all-time high demand of 4,959 MW on August 2, 2006. It was 7.3% more than the previous level of 4,621 MW established in 2005 and 16.6% more than the 2004 peak demand of 4,254 MW. The summer peak load in 2004 was impacted by cooler weather.

	Years ended December 31,
	2006	2005	% Change
Firm Gas Sales - BBtu
Residential	19,283	21,932	(12.1)
Commercial	14,547	15,416	(5.6)
Industrial	4,764	5,342	(10.8)
Municipal	2,625	2,815	(6.7)

Total firm sales	41,219	45,505	(9.4)

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

	2006	2005	Normal 30-Year Average
Heating degree-days	6,094	6,768	6,815
Percentage (warmer) than prior year	(10.0)%	(1.3)%
Percentage (warmer) than 30-year average	(10.6)%	(0.7)%

Cooling degree-days	803	894	777
Percentage (cooler) warmer than prior year	(10.1)%	41.9%
Percentage warmer than 30-year average	3.3%	15.1%

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

Operating Revenues

Operating revenues for 2006 increased 10.3% from 2005 as follows:

			Increase/(Decrease)
(in millions)	2006	2005	Amount	Percent
Electric revenues
Retail distribution and transmission	$1,013.2	$867.1	$146.1	16.8
Energy, transition and other	1,898.9	1,666.7	232.2	13.9

Total retail	2,912.1	2,533.8	378.3	14.9
Wholesale	—	9.7	(9.7)	(100.0)

Total electric revenues	2,912.1	2,543.5	368.6	14.5

Gas revenues
Firm and transportation	139.5	145.6	(6.1)	(4.2)
Energy supply and other	378.4	425.6	(47.2)	(11.1)

Total gas revenues	517.9	571.2	(53.3)	(9.3)

Unregulated operations revenues	147.7	128.4	19.3	15.0

Total operating revenues	$3,577.7	$3,243.1	$334.6	10.3

Electric Revenues

Electric retail distribution revenues primarily represent charges to customers for recovery of the Company’s capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure. The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company’s substations. The increase in retail distribution and transmission revenues includes higher transmission rates reflecting primarily NSTAR Electric’s increased investment in transmission infrastructure and higher transmission congestion costs.

NSTAR’s largest earnings sources are the revenues derived from transmission and distribution rates approved by the DPU and FERC. Despite a 1.9% decrease in MWh sales, substantially in the residential sector, the $135.3 million increase in retail distribution and transmission revenues is primarily due to higher transmission-related rates that increased transmission revenues by approximately $112.6 million and a distribution rate increase effective May 1, 2006, as approved in NSTAR Electric’s Rate Settlement Agreement. Weather, conservation measures and economic conditions affect sales to NSTAR’s residential and small commercial customers. Economic conditions and conservation measures affect NSTAR’s large commercial and industrial customers.

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term purchase power contracts. Energy revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs, rental revenue from electric property and annual cost reconciliation true-up adjustments. The $243 million increase in energy, transition and other revenues is primarily attributable to the $348.3 million increase in energy supply costs, partially offset by a reduction of $61.7 million in transition-related revenues resulting from the Rate Settlement Agreement and the absence in 2006 of approximately $16.6 million of DPU-approved incentive revenue entitlements realized in 2005 for successfully lowering transition charges resulting from the securitization financing that closed on March 1, 2005. NSTAR Electric earns a carrying charge on transition deferral balances.

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

Operating Expenses

Purchased power and transmission costs were $1,783.9 million for 2006 compared to $1,437.9 million for 2005, an increase of $346 million, or 24%. The increase includes $83.2 million in higher transmission-related congestion costs and the remaining $265.1 million reflects higher energy procurement costs of both our regulated and unregulated companies, slightly offset by decreased kWh sales. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

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

•

lower bad debt expense of $8.5 million in 2006. The reduction in bad debt expense includes the effect of the implementation of a new DPU-approved recovery rate mechanism, effective January 1, 2006. The mechanism allows NSTAR Electric to segregate recovery of bad debt charge-offs related to its basic service (energy component) on a fully reconciling basis.

Partially offsetting these decreases in expense were incremental costs in 2006 associated with a DPU-approved safety and reliability program of $12.2 million and $1.5 million in stock option expense resulting from NSTAR’s adoption of SFAS 123R.

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

Property and other taxes were $93.9 million in 2006 compared to $92.9 million in 2005, an increase of $1 million, or 1%. This increase reflects higher overall property tax assessments, partially offset by a lower City of Boston property tax rate.

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

Interest charges

Interest on long-term debt and transition property securitization certificates was $167.3 million in 2006 compared to $165.7 million in 2005, an increase of $1.6 million, or 1%. The increase in interest expense primarily reflects:

•	Interest costs of $9.1 million associated with NSTAR Electric’s $200 million, 30-year fixed rate (5.75%) Debentures issued on March 16, 2006

The increase in interest expense was partially offset by:

•	The absence in 2006 of interest expense of $2.9 million related to NSTAR Electric’s $100 million Floating Rate Debentures due to their redemption on October 17, 2005

•

Lower interest costs of $2.8 million associated with transition property securitization. Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR’s stranded costs. The future income stream was sold to these companies by NSTAR Electric

•	The absence in 2006 of interest expense of nearly $0.8 million on the March 1, 2005 redemption of $150 million variable rate Note, due in May 2006, at NSTAR Electric

Short-term and other interest expense was $17.5 million in 2006 compared to $5.6 million in 2005, an increase of $11.9 million, or 213%. The increase is due to higher short-term debt borrowing costs of $8.2 million reflecting a 151 basis point increase in the 2006 weighted average borrowing rates and a higher average level of funds borrowed. The weighted average short-term interest rates including fees were 5.32% and 3.81% in 2006 and 2005, respectively. The higher average borrowing during 2006 reflects the impact of NSTAR Electric financing its $100 million long-term debt redemptions on October 17, 2005 with short-term debt. NSTAR Electric used the proceeds of its $200 million Debenture that was issued on March 16, 2006 to pay down its short-term debt balances.

AFUDC increased $3.2 million in 2006 primarily due to the higher short-term borrowing rate, as noted above, and the timing of construction activity and higher average construction work in progress balances.

Liquidity, Commitments and Capital Resources

Cash Requirements for Contractual Obligations

A major factor that affects NSTAR’s cash requirements is the level of plant expenditures. The current 2008 forecast of plant expenditures is $440 million. These plant investments relate to system reliability and performance improvements, customer service enhancements and capacity expansion. These costs are recoverable through NSTAR Electric and NSTAR Gas’ distribution and transmission rates. The aggregate plant expenditure level over the following four years (2009-2012) is currently forecasted at approximately $1.3 billion.

In addition to plant expenditures, NSTAR enters into a variety of contractual obligations and other commitments in the course of ordinary business activities. The following table summarizes NSTAR’s significant contractual cash obligations as of December 31, 2007:

(in millions)	2008	2009	2010	2011	2012	Years Thereafter	Total
Long-term debt maturities	$5	$6	$632	$7	$408	$975	$2,033
Interest obligation on long-term debt	128	127	102	77	76	483	993
Securitization obligation	94	153	119	84	84	43	577
Interest obligation on transition property securitization	29	21	13	8	5	1	77
Leases	17	16	14	11	10	27	95
Postretirement benefit obligation (c)	15	15	15	15	15	—	75
Electric capacity obligations	2	2	2	2	3	17	28
Decommissioning of nuclear generating units	9	8	9	8	8	23	65
Gas contractual obligations	52	52	50	46	30	35	265
Purchase power buy-out obligations	162	142	140	75	32	99	650

Total obligation (a)(b)	$513	$542	$1,096	$333	$671	$1,703	$4,858

(a)	Management does not anticipate making pension contributions during 2008. Management cannot estimate projected pension contributions beyond 2008. Refer to Note G, “Pension and Other Postretirement Benefits,” in the accompanying Notes to the Consolidated Financial Statements.

(b)	Management has not included its FIN 48 liability related to construction-related costs as the timing of a payment, if any, cannot be reasonably estimated. As of December 31, 2007, $15 million has been recorded as a FIN 48 liability. Refer to Note F, “Income Taxes,” in the accompanying Notes to the Consolidated Financial Statements.

(c)	Postretirement benefit contributions during the 2008-2012 period are management’s best estimate based on projected medical costs, current funding levels and government regulations. Management cannot estimate projected contributions beyond 2012. Refer to Note G, “Pension and Other Postretirement Benefits,” in the accompanying Notes to the Consolidated Financial Statements.

Transition property securitization payments reflect securities issued in 1999 by BEC Funding LLC, a subsidiary of NSTAR Electric and on March 1, 2005, additional transition property securitization bonds issued through BEC Funding II, LLC and CEC Funding, LLC. These funding entities recover the principal and interest obligations for their transition property securitization bonds from customers of NSTAR Electric, through a component of NSTAR Electric’s transition charges and, as a result, these payment obligations do not affect NSTAR’s overall cash flow.

Electric capacity and gas contractual obligations reflect obligations for purchased power and the cost of gas. NSTAR Electric fully recovers capacity and buy-out/restructuring obligations from customers through a component of its transition charges and, as a result, this payment obligation does not affect NSTAR’s results of operations. NSTAR Gas fully recovers its contractual obligations from customers through its seasonal CGAC and, as a result, these payment obligations do not affect NSTAR’s results of operations.

Obligations related to the decommissioning of nuclear generating units are based on estimates from the Yankee Companies’ management and reflect the total remaining approximate cost for decommissioning and/or security or protection of the three units in which NSTAR has equity investments.

Current Cash Flow Activity

NSTAR’s primary uses of cash in 2007 included capital expenditures, dividend payments, long-term and securitized debt redemptions and purchase power contract buyouts. NSTAR’s primary sources of cash in 2007 included cash from electric and gas operations and the issuance of $300 million ten-year fixed rate Debentures.

Operating Activities

The net cash generated by operating activities in 2007, as compared to 2006, decreased by approximately $42 million primarily due to the timing of the collection of basic service (energy costs) from customers.

In 2005, NSTAR contributed $117.6 million to its qualified retirement benefit plans. Due to this high level of contribution and funding levels, no contributions were made in 2006 or 2007. NSTAR does not anticipate making pension plan contributions during 2008. For 2008, NSTAR anticipates making a $15 million contribution to its qualified other postretirement benefit plan.

In addition, during 2005 NSTAR Electric made $554 million in one-time payments for the buy-out certain purchase power contracts.

Investing Activities

The net cash used in investing activities in 2007 was $358 million. The majority of these expenditures were for system reliability and performance improvements, customer service enhancements and capacity expansion to meet expected growth in the NSTAR service territory. Capital expenditures decreased in 2007 when compared to 2006 by approximately $66 million primarily due to greater spending in 2006 on the NSTAR Electric 345kV transmission project.

Financing Activities

The net cash used in financing activities in 2007 of $115 million primarily reflects long-term and securitized debt redemptions of $237 million and dividend payments of $139 million. These items were offset by proceeds from NSTAR Electric’s issuance of $300 million in ten-year fixed-rate (5.625%) Debentures on November 19, 2007 which were used to pay down short-term debt as further discussed below.

Long-Term Financing Activities

On November 19, 2007, NSTAR Electric sold $300 million of ten-year fixed rate (5.625%) Debentures. The net proceeds were used to repay outstanding short-term debt balances. This transaction was completed as part of the Company’s approved financing plan as filed with the DPU and its approved shelf registration with the SEC to allow issuance of up to $400 million in debt securities.

On January 2, 2007, NSTAR Electric retired $77.7 million of long-term debt. The redemption included a make-whole premium and accrued interest payment of $17.6 million and $1.5 million, respectively.

On March 16, 2006, NSTAR Electric sold $200 million of thirty-year fixed rate (5.75%) Debentures. The net proceeds were primarily used to repay outstanding short-term debt balances.

On September 1, 2006, NSTAR Electric redeemed the entire $5 million aggregate principal amount of its 8.7%, Series H Notes, due March 1, 2007, at a price of 101.439% of the principal amount plus accrued interest.

On November 1, 2006, NSTAR Electric redeemed the entire outstanding balance of $20 million aggregate principal balance of its 7.62% seven-year Notes.

On March 1, 2005, two wholly-owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding LLC, issued $265.5 million and $409 million, respectively, in notes to a special purpose trust created by two Massachusetts state agencies. The trust then concurrently issued a total of $674.5 million of rate reduction certificates to the public. These certificates represent fractional, undivided beneficial interests in the notes issued by BEC Funding II, LLC and CEC Funding, LLC and are secured by a portion of the transition charge assessed on NSTAR Electric’s retail customers as permitted under the 1997 Massachusetts Electric Industry Restructuring Act and authorized by the DPU. These certificates are non-recourse to NSTAR Electric. The assets and revenues of BEC Funding II, LLC and CEC Funding, LLC, including without limitation, the transition property, are owned solely by BEC Funding II, LLC and CEC Funding, LLC, and are not available to creditors of NSTAR Electric or NSTAR. The certificates and the related BEC Funding II, LLC and CEC Funding, LLC notes were issued at a weighted average yield of 4.15% in four classes with varying final maturity dates between 2008 and 2015. Scheduled semi-annual principal payments began in September 2005. The net proceeds from this transaction were used to make liquidation payments required in connection with the termination of certain purchase power agreements, and to repay outstanding debt.

During 2005, NSTAR Electric executed several agreements to buy-out or restructure certain of its purchase power agreements. These agreements constituted purchased power commitments and reduced the amount of above-market energy costs that NSTAR Electric will incur and collect from its customers through its transition charges.

The total amount recognized as of December 31, 2007 and 2006 for obligations relating to these agreements is approximately $541 million and $658 million, respectively, of which approximately $128 million and $160 million are reflected as a component of current liabilities - energy contracts and approximately $413 million and $498 million, respectively, as a component of Deferred credits - energy contracts on the accompanying Consolidated Balance Sheets. NSTAR Electric has recorded a corresponding regulatory asset to reflect the full future recovery of these payments through its transition charge. This recognition represents a non-cash increase to assets and liabilities.

Short-Term Financing Activities

NSTAR’s short-term debt decreased by $33 million to $403.4 million at December 31, 2007 compared to $436.4 million at December 31, 2006. The decrease resulted primarily were from the issuance of NSTAR Electric’s $300 million in ten-year fixed-rate (5.625%) Debentures in November 2007, the net proceeds of which were used to pay down short-term debt.

NSTAR’s banking arrangements provide for daily cash transfers to the Company’s disbursement accounts as vendor checks are presented for payment and where the right of offset does not exist among accounts. Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

Income Tax Payments

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

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others. Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward. As a result, NSTAR was required to make a cash tax payment to the IRS of $129.1 million in 2006 representing the tax benefit related to the disallowed SSCM deductions for 2002-2004 even though the tax refund was not received. This payment will be fully refunded with interest to NSTAR, once this tax position is settled. As of December 31, 2007 and 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Consolidated Balance Sheets. Due to NSTAR’s 2005 net operating loss that resulted in a tax refund of approximately $88 million before this item, NSTAR applied the initial $64.5 million payment (50% of the $129.1 million) as a reduction to its 2005 refund due. This tax payment, along with any potential deduction ultimately sustained, is not anticipated to have a material impact on NSTAR’s results of operations, financial position or cash flows.

The remaining 50% of the cash tax payment for this item of $64.6 million was made in December 2006. In addition to this payment, NSTAR made a $130.9 million estimated federal tax payment relating to its 2006 tax liability. Also, in the fourth quarter of 2006, NSTAR received the remaining refund due of $23 million from the IRS related to its 2005 net operating loss.

During 2007 NSTAR made $151.6 million of income tax payments.

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. NSTAR Gas was in compliance with its financial covenant requirements under its long-term debt arrangements at December 31, 2007 and 2006. NSTAR’s long-term debt other than its Mortgage Bonds, issued by NSTAR Gas and of MATEP, is unsecured.

NSTAR currently has a $175 million revolving credit agreement that expires December 31, 2012. At December 31, 2007 and 2006, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at December 31, 2007 and 2006, had $4 million and $53.5 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity. Commitment fees must be paid on the total agreement amount. At December 31, 2007 and 2006, NSTAR was in full compliance with the aforementioned covenant as the ratios were 58.2% and 58.3%, respectively.

On May 18, 2007, NSTAR Electric filed with the DPU for approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008. On May 18, 2007, in connection with this filing, NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue up to $400 million in debt securities. This registration statement became effective on June 1, 2007. NSTAR Electric will use the proceeds of the issuance of these securities to finance capital expenditures, repay short-term debt, and/or general working capital purposes. The DPU approved this financing plan on August 9, 2007. On November 19, 2007, NSTAR Electric sold $300 million of ten-year fixed-rate (5.625%) Debentures.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 23, 2008, with maturity dates no later than October 23, 2009, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At December 31, 2007 and 2006, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $257 million and $200 million outstanding balances at December 31, 2007 and 2006, respectively. On January 2, 2007, with the effect of the NSTAR Electric merger, the commercial paper program had an outstanding balance of $326 million. Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity. As of December 31, 2007, NSTAR Electric could declare and pay dividends of approximately $1 billion of its total common equity (approximately $1.8 billion) to NSTAR and remain in compliance with this ratio. At December 31, 2007 and 2006, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the ratios were 46.2% and 49.0%, respectively.

As of December 31, 2007, NSTAR Gas had a $200 million line of credit. This line of credit was reduced to $100 million on January 4, 2008 and is due to expire on November 20, 2008. As of December 31, 2007 and 2006, NSTAR Gas had $142.4 million and $150.7 million outstanding, respectively.

On November 29, 2006, Commonwealth Electric gave notice to the holders of its long-term debt securities of its intent to call all of the outstanding debt. As a result, NSTAR reclassified its Commonwealth Electric subsidiary’s entire long-term debt balance of $77.7 million as due within one year on the accompanying Consolidated Balance Sheet at December 31, 2006. This is a result of NSTAR’s merger of its electric subsidiaries. On January 2, 2007, NSTAR Electric paid off these Notes at a redemption price of approximately $95 million which was funded using short term debt.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR’s or its subsidiaries’ financial condition and credit ratings.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Based on NSTAR’s key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

Commitments and Contingencies

NSTAR is exposed to uncertain tax positions and regulatory matters as discussed in this MD&A under the caption “Critical Accounting Policies and Estimates.”

Performance Assurances from Electricity and Gas Supply Agreements

Electric Agreements

NSTAR Electric continuously enters into power purchase agreements to meet its entire basic service supply obligations. Most of NSTAR Electric’s power suppliers are either investment grade companies or are subsidiaries of larger companies with investment grade or better credit ratings. In accordance with NSTAR’s Internal Credit Policy, and to minimize NSTAR Electric risk in the event the supplier encounters financial difficulties or otherwise fails to perform, NSTAR has financial assurances and guarantees that include both parental guarantees and letters of credit in place from the parent company of the supplier. In addition, under these agreements, in the event that the supplier (or its parent guarantor) fails to maintain an investment grade credit rating, it is required to provide additional security for performance of its obligations. In view of current volatility in the energy supply industry, NSTAR Electric is unable to determine whether its suppliers (or their parent guarantors) will become subject to financial difficulties, or whether these financial assurances and guarantees are sufficient. In the event the supplier (or its guarantor) does not provide the required additional security within the required time frames, NSTAR Electric may then terminate the agreement. In such event, NSTAR may be required to secure alternative sources of supply at higher or lower prices than provided under the terminated agreements. Some of these agreements include a reciprocal provision, where in the event that NSTAR Electric receives a downgrade, it could be required to provide additional security for performance, such as a letter of credit.

Gas Agreements

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

Virtually all of NSTAR Gas’ firm gas supply agreements are short-term (one year or less) and utilize market-based, monthly indexed pricing mechanisms so the financial risk to the Company would be minimal if a supplier were to fail to perform. However, in the event that a firm supplier does fail to perform under its firm gas supply agreement, the Company would be entitled to any positive difference between the monthly supply price and the cost of replacement supplies. The cost of gas procured for firm gas sales customers is recovered through a cost of gas adjustment mechanism which is updated semi-annually. Under DPU regulations, interim adjustments to the cost of gas are required when the actual costs of gas supply vary from projections by more than 5%.

Financial and Performance Guarantees

On a limited basis, NSTAR and certain of its subsidiaries may enter into agreements providing financial assurance to third parties. Such agreements include letters of credit, surety bonds, and other guarantees.

At December 31, 2007, outstanding guarantees totaled $30.1 million as follows:

(in thousands)
Letter of Credit	$5,560
Surety Bonds	17,581
Other Guarantees	6,947

Total Guarantees	$30,088

Letter of Credit

NSTAR has issued a $5.6 million letter of credit for the benefit of a third party, as trustee in connection with Advanced Energy System’s 6.924% Notes. The letter of credit is available if the subsidiary has insufficient funds to pay the debt service requirements. As of December 31, 2007, there have been no amounts drawn under its letter of credit.

Surety Bonds

As of December 31, 2007, certain of NSTAR’s subsidiaries have purchased a total of $1.4 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR and certain of its subsidiaries have purchased approximately $16.2 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR and certain of its subsidiaries to the Commonwealth of Massachusetts, required as part of the Company’s workers’ compensation self-insurance program. NSTAR and certain of its subsidiaries have indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR’s Senior Note rating to below BBB by S&P and/or to below Baa1 by Moody’s. These Indemnity Agreements cover both the performance surety bonds and workers’ compensation bonds.

Other

NSTAR and its subsidiaries have also issued $6.9 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.

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

In accordance with a court approved settlement agreement relating to litigation brought against NSTAR Electric by various governmental entities, NSTAR Electric paid $8.6 million in September, 2006 upon final judgment of the Massachusetts Superior Court. This payment did not have an earnings impact in 2006, as NSTAR recognized this liability in the second quarter of 2005. In December 2006, NSTAR Electric settled with its insurance carrier for $4.5 million relating to this claim and recognized $2.5 million of this amount in 2006 as a reduction to its operating expenses.

As of December 31, 2007 and 2006, NSTAR had recorded liabilities of $0.8 million and $2.9 million, respectively, for potential multi-party environmental sites. This estimate is based on an evaluation of all currently available facts with respect to all of its sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU has approved recovery of costs associated with MGP sites over a seven-year period, without carrying costs. As of December 31, 2007 and 2006, NSTAR recorded a liability of approximately $10.1 million and $3.2 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

Fair Value of Financial Instruments

Carrying amounts and fair values of long-term indebtedness (excluding notes payable, including current maturities) as of December 31, 2007 and 2006 were as follows:

	2007		2006
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness (including current maturities)	$2,599,931	$2,680,240	$2,536,857	$2,623,100

As discussed in the following section, NSTAR’s exposure to financial market risk results primarily from fluctuations in interest rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

However, NSTAR’s exposure to financial market risk results primarily from fluctuations in interest rates. NSTAR is exposed to changes in interest rates primarily based on levels of short-term debt outstanding. The weighted average interest rates including fees for short-term indebtedness were 5.33% and 5.32% in 2007 and 2006, respectively. The weighted average interest rates for long-term indebtedness, including current maturities were 5.97% and 6.04% in 2007 and 2006, respectively.

Item 8. Financial Statements and Supplementary Data

NSTAR

Consolidated Statements of Income

	Years ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Operating revenues	$3,261,784	$3,577,702	$3,243,120

Operating expenses:
Purchased power and transmission	1,390,610	1,783,860	1,437,943
Cost of gas sold	375,839	344,573	388,377
Operations and maintenance	446,807	431,375	452,558
Depreciation and amortization	369,642	362,222	336,670
Demand side management and renewable energy programs	70,877	67,890	68,441
Property and other taxes	93,748	93,925	92,871
Income taxes	130,424	119,342	110,690

Total operating expenses	2,877,947	3,203,187	2,887,550

Operating income	383,837	374,515	355,570

Other income (deductions):
Other income, net	10,070	13,582	12,120
Other deductions, net	(3,030)	(1,506)	(2,032)

Total other income, net	7,040	12,076	10,088

Interest charges:
Long-term debt	118,663	122,570	118,270
Transition property securitization	36,341	44,692	47,394
Short-term debt and other	16,279	17,482	5,608
AFUDC	(3,881)	(6,887)	(3,709)

Total interest charges	167,402	177,857	167,563

Preferred stock dividends of subsidiary	1,960	1,960	1,960

Net Income	$221,515	$206,774	$196,135

Weighted average common shares outstanding:
Basic	106,808	106,808	106,756
Diluted	107,122	107,125	107,100

Earnings per common share:
Basic	$2.07	$1.94	$1.84
Diluted	$2.07	$1.93	$1.83

Dividends declared per common share	$1.325	$1.535	$0.87

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Net income	$221,515	$206,774	$196,135
Other comprehensive income, net:
Pension and postretirement costs	(867)	(725)	(5,132)
Deferred income taxes benefit	292	284	2,113

Comprehensive income	$220,940	$206,333	$193,116

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Retained Earnings

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Balance at the beginning of the year, as previously reported	$664,323	$621,500	$518,252
Adoption of FIN 48	46,610	—	—

Adjusted balance at the beginning of the year	710,933	621,500	518,252
Add:
Net income	221,515	206,774	196,135

Subtotal	932,448	828,274	714,387

Deduct:
Dividends declared:
Common shares	141,522	163,951	92,887

Balance at the end of the year	$790,926	$664,323	$621,500

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands)
Assets

Utility plant:
Electric and gas plant in service, at original cost	$5,350,795	$5,033,562
Less: accumulated depreciation	1,321,013	1,244,163

	4,029,782	3,789,399
Construction work in progress	112,513	155,862

Net utility plant	4,142,295	3,945,261

Other property and investments:
Nonutility property, net	143,930	140,866
Electric equity investments	7,067	8,113
Other investments	83,664	74,482

	234,661	223,461

Current assets:
Cash and cash equivalents	34,121	16,132
Restricted cash	3,938	7,010
Accounts receivable, net of allowance of $29,426 and $27,240, respectively	328,651	317,220
Accrued unbilled revenues	59,859	58,976
Regulatory assets	527,382	418,724
Inventory, at average cost	120,251	124,874
Other	14,369	16,514

	1,088,571	959,450

Deferred debits:
Regulatory assets	2,041,600	2,434,737
Other	123,298	77,062

	2,164,898	2,511,799
Refundable income taxes	129,120	129,120

Total assets	$7,759,545	$7,769,091

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands)
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share, 200,000,000 shares authorized, 106,808,376 issued and outstanding	$106,808	$106,808
Premium on common shares	818,674	823,450
Retained earnings	790,926	664,323
Accumulated other comprehensive loss	(12,593)	(12,018)

	1,703,815	1,582,563

Long-term debt and preferred stock:
Long-term debt	2,017,439	1,723,558
Transition property securitization	483,961	637,217
Cumulative non-mandatory redeemable preferred stock of subsidiary, par value $100 per share, 2,890,000 shares authorized, 430,000 shares outstanding	43,000	43,000

	2,544,400	2,403,775

Current liabilities:
Long-term debt	5,124	83,999
Transition property securitization	93,407	92,083
Notes payable	403,400	436,400
Income taxes	80,144	17,485
Accounts payable	310,640	302,240
Energy contracts	147,841	204,470
Accrued interest	30,956	37,742
Dividends payable	37,710	35,039
Accrued expenses	16,850	15,125
Other	64,240	47,721

	1,190,312	1,272,304

Deferred credits:
Accumulated deferred income taxes	1,116,073	1,209,734
Unamortized investment tax credits	20,100	21,785
Energy contracts	467,932	563,936
Pension and other postretirement liability	278,215	264,246
Regulatory liability—cost of removal	258,948	260,198
Other	179,750	190,550

	2,321,018	2,510,449
Commitments and contingencies

Total capitalization and liabilities	$7,759,545	$7,769,091

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Operating activities:
Net income	$221,515	$206,774	$196,135
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	371,510	363,480	337,887
Deferred income taxes	7,060	2,086	158,914
Gain on sale of nonutility property	—	(4,144)	(2,500)
Impact of nonmonetary transactions	—	(9,630)	—
Noncash stock-based compensation	8,910	8,228	5,507
Premium paid on long-term debt redemption	(17,647)	—	—
Purchase power contract buyouts	(157,520)	(140,518)	(653,210)
Net changes in:
Accounts receivable and accrued unbilled revenues	(17,850)	(5,819)	(8,895)
Inventory, at average cost	4,622	(3,950)	(34,527)
Other current assets	2,286	50,592	(41,938)
Accounts payable	(3,921)	4,239	55,523
Other current liabilities	17,488	(11,016)	(8,939)
Regulatory assets	103,478	5,183	(39,348)
Net change from other miscellaneous operating activities	(48,551)	67,956	12,214

Net cash provided by (used in) operating activities	491,380	533,461	(23,177)

Investing activities:
Plant expenditures (including AFUDC)	(360,130)	(426,146)	(387,265)
Decrease (increase) in restricted cash	3,049	(238)	(4,028)
Proceeds from sale of properties	—	13,295	16,321
Investments	(1,137)	1,571	728

Net cash used in investing activities	(358,218)	(411,518)	(374,244)

Financing activities:
Long-term debt redemptions	(84,943)	(34,455)	(259,200)
Transition property securitization redemptions	(151,932)	(153,349)	(141,647)
Issuance of long-term debt, net of discount	298,694	197,886	—
Debt issue costs	(2,301)	(1,750)	(6,513)
Issuance of transition property securitization	—	—	674,500
Net change in notes payable	(33,000)	18,900	256,100
Change in disbursement accounts	6,921	(7,272)	(4,103)
Common stock issuance	—	—	7,146
Dividends paid	(138,851)	(129,239)	(125,747)
Cash received for exercise of equity options	10,948	17,383	—
Cash used to settle equity compensation	(23,247)	(33,488)	—
Windfall tax effect of settlement of equity compensation	2,538	3,961	—

Net cash (used in) provided by financing activities	(115,173)	(121,423)	400,536

Net increase in cash and cash equivalents	17,989	520	3,115
Cash and cash equivalents at the beginning of the year	16,132	15,612	12,497

Cash and cash equivalents at the end of the year	$34,121	$16,132	$15,612

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$178,500	$167,168	$166,853
Income taxes	$151,619	$199,408	$(4,317)
Non-cash investing activity:
Plant additions included in ending accounts payable	$47,369	$41,969	$57,656

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Business Organization and Summary of Significant Accounting Policies

1. About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business. Prior to January 1, 2007, NSTAR’s retail electric utility subsidiaries were Boston Edison, ComElectric and Cambridge Electric. Its wholesale electric subsidiary was Canal. NSTAR’s three retail electric companies collectively have operated under the trade name “NSTAR Electric.” NSTAR’s retail natural gas distribution utility subsidiary is NSTAR Gas. NSTAR’s nonutility, unregulated operations include district energy operations primarily through its AES subsidiary, telecommunications operations (NSTAR Com) and a liquefied natural gas service company (Hopkinton). Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority. Utility operations accounted for approximately 96% of consolidated operating revenues in 2007, 2006 and 2005.

NSTAR consolidates three-wholly owned special purpose subsidiaries, BEC Funding LLC, established in 1999, BEC Funding II, LLC and CEC Funding, LLC, each established in 2004. These entities were created to complete the sale of notes to a special purpose trust created by two Massachusetts state agencies. NSTAR has no variable interest entities.

NSTAR’s 2005 Rate Settlement Agreement (“Rate Settlement Agreement”) approved by the DPU anticipated the transfer of the net assets, structured as a merger of NSTAR’s electric subsidiary companies Cambridge Electric, ComElectric and Canal, to Boston Edison. NSTAR requested and received final approval of this merger from the DPU and FERC during the fourth quarter of 2006. The merger was effective as of January 1, 2007 and Boston Edison was renamed NSTAR Electric Company.

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

NSTAR’s utility subsidiaries follow accounting policies prescribed by the FERC and the DPU. In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the SEC. The accompanying Consolidated Financial Statements conform to accounting principles in conformity with GAAP. The utility subsidiaries are subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries. The distribution and transmission businesses are subject to rate-regulation and meet the criteria for application of SFAS 71. Refer to Note D, “Regulatory Assets,” for more information.

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

4. Revenues

Utility revenues are based on authorized rates approved by the DPU and FERC. Estimates of distribution and transition revenues for electricity and natural gas delivered to customers but not yet billed are accrued at the end of each accounting period.

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

(in thousands)	2007	2006
Electric -
Transmission	$956,841	$863,479
Distribution	3,482,584	3,299,816
General	223,752	222,440

Electric utility plant	4,663,177	4,385,735

Gas -
Transmission and distribution	597,930	563,675
General	89,688	84,152

Gas utility plant	687,618	647,827

Total utility plant in service	$5,350,795	$5,033,562

6. Nonutility Property

Nonutility property is stated at cost or its net realizable value. The following is a summary of nonutility property, plant and equipment, at cost less accumulated depreciation, at December 31:

(in thousands)	2007	2006
Land	$11,318	$8,629
Energy production and storage equipment	158,174	150,529
Telecommunications equipment	40,662	40,198
Buildings and improvements	3,464	3,233

	213,618	202,589
Less: accumulated depreciation	(69,688)	(61,879)

	143,930	140,710
Construction work in progress	—	156

Total nonutility property, net	$143,930	$140,866

7. Depreciation and Amortization

Depreciation of utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property. The composite rates are subject to the approval of the DPU and FERC. The overall composite depreciation rates for utility property were 3.03%, 3.02% and 3.03% in 2007, 2006 and 2005, respectively. The rates include a cost of removal component, which is collected from customers. Depreciation and amortization expense on utility plant for 2007, 2006 and 2005 was $159.3 million, $149.9 million and $141.4 million, respectively.

Depreciation and amortization of nonutility property is computed on a straight-line basis over the estimated life of the asset. The estimated depreciable service lives (in years) of the major components of nonutility property and equipment are as follows:

Plant Component	Depreciable Life (Years)
Energy production and storage equipment	25-35
Telecommunications equipment	15
Buildings and improvements	40

Depreciation and amortization expense on nonutility property and equipment was $11.5 million, $12.8 million and $12.9 million for 2007, 2006 and 2005, respectively.

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

9. Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction. In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges. Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense. Average AFUDC rates in 2007, 2006 and 2005 were 5.27%, 5.26% and 3.75%, respectively, and represented only the costs of short-term debt. The 2007 and 2006 rate increases are directly related to increases in short-term borrowing rates.

10. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash at December 31, 2007 and 2006 are comprised of liquid securities with maturities of 90 days or less when purchased. Restricted cash primarily represents the funds held by a trustee in connection with Advanced Energy System’s 6.924% Note Agreement.

NSTAR’s banking arrangements provide for daily cash transfers to its disbursement accounts as vendor checks are presented for payment. The balances of the disbursement accounts amounted to $21.7 million and $14.8 million at December 31, 2007 and 2006, respectively, and are included in Accounts payable on the accompanying Consolidated Balance Sheets. Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

In addition, the Company applies the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment,” to estimate the fair value of its stock-based compensation.

12. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109 (SFAS 109), “Accounting for Income Taxes.” Income tax expense includes the current tax obligation or benefit and the change in deferred income tax liability for the period. Deferred income taxes result from temporary differences between financial and tax bases of certain assets and liabilities. Uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, “Accounting for Income Taxes.” Refer to Note F, “Income Taxes,” for more information.

13. Equity Method of Accounting

NSTAR uses the equity method of accounting for investments in corporate joint ventures in which it does not have a controlling interest. Under this method, it records as income or loss the proportionate share of the net earnings or losses of the joint ventures with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash dividends are received. NSTAR participates in several corporate joint ventures in which it has investments, principally its 14.5% equity investment in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec System in Canada, and its equity investments ranging from 4% to 14% in three regional nuclear facilities, all of which have been decommissioned in accordance with the federal NRC procedures.

14. Other Income (Deductions), net

Major components of other income, net were as follows:

	Years ended December 31,
(in thousands)	2007	2006	2005
Equity earnings, dividends and other investment income	$1,495	$644	$1,480
Interest, dividend and rental income	9,226	8,492	6,509
Nonmonetary gain	—	5,494	—
Sales of nonutility property	—	4,144	2,564
Tax adjustments	—	158	4,735
Miscellaneous other income, (includes applicable income tax expense)	(651)	(5,350)	(3,168)

	$10,070	$13,582	$12,120

Major components of other deductions, net were as follows:

	Years ended December 31,
(in thousands)	2007	2006	2005
Charitable contributions	$(1,730)	$(449)	$(2,486)
Miscellaneous other deductions, (includes applicable income tax benefit (expense))	(1,300)	(1,057)	454

	$(3,030)	$(1,506)	$(2,032)

The lower level of charitable contributions in 2006, as compared to 2007 and 2005, reflects the funding of the NSTAR Foundation to desired levels. This was accomplished by a contribution to the Foundation of $2 million in 2005. NSTAR recorded a contribution to the Foundation of $1 million in 2007.

15. New Accounting Standards

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Company adopted this standard on January 1, 2008 with no impact to NSTAR’s results of operations, financial position or cash flows.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value. NSTAR adopted this standard on January 1, 2008. The Company did not elect the fair value option, and therefore, SFAS 159 had no impact on its results of operations, financial position or cash flows.

16. Purchase and Sales Transactions with ISO-NE

During 2007 and 2006, as part of its normal business operations, NSTAR Electric transacted with ISO-NE to sell energy entitlements from all of its remaining long-term energy supply resources. NSTAR Electric records the net effect of transactions with the ISO-NE as an adjustment to Purchased power and transmission expense.

Note B. Earnings Per Common Share

Basic EPS is calculated by dividing net income by the weighted average common shares outstanding during the year. SFAS No. 128, “Earnings per Share,” requires the disclosure of diluted EPS. Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares are increased to include the number of potential dilutive common shares. Diluted EPS reflects the impact on shares outstanding of the deferred (non-vested) shares and stock options granted under the NSTAR 1997 Share Incentive Plan and the NSTAR 2007 Long Term Incentive Plan.

The following table summarizes the reconciling amounts between basic and diluted EPS:

(in thousands, except per share amounts)	2007	2006	2005
Net income	$221,515	$206,774	$196,135
Basic EPS	$2.07	$1.94	$1.84
Diluted EPS	$2.07	$1.93	$1.83
Weighted average common shares outstanding for basic EPS	106,808	106,808	106,756
Effect of dilutive shares:
Weighted average dilutive potential common shares	314	317	344

Weighted average common shares outstanding for diluted EPS	107,122	107,125	107,100

The following table summarizes potential common shares that are excluded from the calculation of diluted EPS as their effect would be anti-dilutive:
	2007	2006	2005
Deferred shares	150,756	—	338,930
Stock options	305,760	906,851	329,123

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

The recognition of an ARO within its regulated utility businesses has no impact on NSTAR’s earnings. In accordance with SFAS 71, for its rate-regulated utilities, NSTAR establishes a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO. NSTAR has several plant assets in which this condition exists and is related to both plant assets containing asbestos materials and legal requirements to undertake remediation efforts upon retirement.

For NSTAR’s regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of December 31, 2007 and 2006, the estimated amount of the cost of removal included in regulatory liabilities was approximately $259 million and $260 million, respectively, based on the estimated cost of removal component in current depreciation rates. At December 31, 2007, NSTAR has an asset retirement cost in utility plant of $3 million, an asset retirement liability of $23 million and a regulatory asset of $18 million.

Note D. Regulatory Assets

Regulatory assets represent costs incurred that are expected to be collected from customers through future rates in accordance with agreements with regulators. These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consisted of the following:

	December 31,
(in thousands)	2007	2006
Energy contracts (including Yankee units)	$615,773	$768,406
Goodwill	638,379	658,539
Securitized energy-related costs	731,485	815,321
Retiree benefit costs	406,815	482,693
Merger costs to achieve	27,385	43,817
Income taxes, net	30,249	30,857
Purchased energy costs under/(over) collection	14,250	(39,659)
Redemption premiums	28,233	13,080
Other	76,413	80,407

Total current and long-term regulatory assets	$2,568,982	$2,853,461

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

Amortization expense recorded in the Depreciation and amortization caption on the accompanying Consolidated Statements of Income on certain regulatory assets for 2007, 2006 and 2005 was $198.8 million, $199.5 million and $182.4 million, respectively. The amortization of other regulatory assets is recorded in the Purchased power and transmission expense caption.

Energy contracts

At December 31, 2007, $540.8 million represents the recognition of eight purchase power contract buy-out agreements that NSTAR Electric executed in 2004 and their future recovery through NSTAR Electric’s transition charges. Refer to Note M, “Contracts for the Purchase of Energy,” for further details. Since no cash outlay has been incurred by NSTAR to create the regulatory asset, NSTAR does not earn a return on this regulatory asset. NSTAR recognized this regulatory asset as a result of recognizing the contract termination liability in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The contracts’ termination payments will occur over time and will be collected from customers through NSTAR’s transition charge over the same time period. The cost recovery of these terminated contracts is through September 2016.

In addition, the unamortized balance of the costs to decommission the CY, YA and MY nuclear power plants was $64.5 million at December 31, 2007. All three nuclear units have been notified by the NRC that their respective former plant sites were decommissioned in accordance with NRC procedures and regulations. NSTAR’s liability for CY decommissioning and its recovery ends at the earliest in 2015, for YA in 2014 and for MY in 2010. However, should the actual costs exceed current estimates, NSTAR could have an obligation beyond these periods that would be fully recoverable. These costs are recovered through NSTAR Electric’s transition charge. NSTAR does not earn a return on decommissioning costs, but a return is included in rates charged to NSTAR by these plants. Refer to Note N, “Commitments and Contingencies,” for further discussion.

The remaining balance at December 31, 2007 of $10.5 million represents the recognition of the future recoverability of a derivative liability recorded related to contracts structured to hedge the cash flow variability associated with a portion of NSTAR Gas’ future supply purchases which does not earn a return. Refer to Note E, “Derivative Instruments,” for further details.

Goodwill

The Company’s goodwill originated from the merger that created NSTAR in 1999. As a result of a rate order from the DPU approving the merger, the Company is recovering goodwill from its customers and, therefore, NSTAR has determined that this rate structure allows for amortization of goodwill over the collection period. Goodwill along with related deferred income taxes is being amortized over 40 years, through 2039, without a carrying charge.

Securitized energy-related costs

Costs related to purchase power contract buy-outs and the divestiture of NSTAR Electric’s generation business are recovered with a return through the transition charge. This recovery occurs through 2013 for NSTAR Electric and is subject to adjustment by the DPU.

On March 1, 2005, NSTAR closed on a securitization financing for $674.5 million to, in part, finance the buy-out of four energy contracts. The remaining balance at December 31, 2007 of $435.6 million represents their future recovery through NSTAR Electric’s transition charge.

As of December 31, 2007, $586.9 million of these energy-related regulatory assets are collateralized with the Transition Property Securitization Certificates held by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC. The certificates are non-recourse to NSTAR Electric.

Retiree benefit costs

The retiree benefit regulatory asset at December 31, 2007 of $406.8 million is comprised primarily of $414.8 million related to the application of SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements Nos. 87, 88, 106, and 132(R)” (SFAS 158). (Refer to Note G, “Pension and Other Postretirement Benefits,” for further details.) Of this amount, $279 million is earning a carrying charge under the PAM regulatory mechanism. The remaining balance reflects the recognition of the retirement plans’ funded status. Deferred pension and PBOP costs and over-recoveries of costs, in accordance with PAM, are amortized and collected from or returned to customers over three years. At December 31, 2007, a deferred over-recovery of costs amounted to $8.0 million. NSTAR recovers its qualified pension and PBOP expenses through this reconciling rate mechanism, thereby removing the volatility in earnings that may have resulted from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the DPU.

Merger costs to achieve

An integral part of the merger that created NSTAR was the DPU-approved rate plan of the retail utility subsidiaries of NSTAR. These costs are collected from all NSTAR Electric and NSTAR Gas distribution customers and exclude a return component. The costs to achieve amortization expense was $16.4 million in 2007, 2006 and 2005 and the original ten-year amortization period ends in 2009.

Income taxes, net

The principal holder of this regulatory asset is NSTAR Electric. Approximately $38 million of this regulatory asset balance reflects deferred tax reserve deficiencies that are currently being recovered from customers and excludes a return component. Offsetting these amounts is approximately $8 million of a regulatory liability associated with unamortized investment tax credits relating to NSTAR Electric and NSTAR Gas.

Purchased energy costs

The purchased energy costs at December 31, 2007 relate to deferred electric basic service and gas supply costs. Basic service is the electricity that is supplied by the local distribution company when a customer has chosen not to receive service from a competitive supplier. The market price for basic service and gas costs may fluctuate based on the average market price for energy. Amounts incurred for basic service and cost of gas supply are recovered on a fully reconciling basis without a return.

Redemption premiums

These amounts reflect the unamortized balance of redemption premiums on NSTAR Electric Debentures that are amortized and recovered over the life of the respective debentures pursuant to DPU approval. The increase reflects the redemption premium paid on the early retirement of ComElectric’s entire balance of long-term debt. There is no return recognized on this balance.

Other

These amounts primarily consist of deferred transmission costs that will be recovered over a subsequent twelve-month period with carrying charges. The deferred costs represent the difference between the level of billed transmission revenues and the current period costs incurred to provide transmission-related services. Additionally in this category are the costs associated with a DPU-approved safety and reliability program and clean up costs related to former gas manufacturing sites which are recovered over a seven-year period without a return.

Note E. Derivative Instruments

Energy Contracts

NSTAR accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (SFAS 149). NSTAR has determined that its electricity supply contracts qualify for, and NSTAR has elected to apply, the normal purchases and sales exception. As a result, these agreements are not reflected as either an asset or liability on the accompanying Consolidated Balance Sheets. The majority of NSTAR’s gas supply contracts do not qualify for the normal purchases and sales exception; however, these contracts contain market based pricing mechanisms, and therefore, no adjustments are required.

Hedging Agreements

NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. The objective of this practice is to minimize fluctuations in prices to NSTAR firm gas sales customers. These financial contracts do not procure gas supply and therefore NSTAR Gas does not take physical delivery of gas. These contracts qualify as derivative financial instruments, specifically cash flow hedges. Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled currently. All actual costs and benefits incurred are included in the firm sales CGAC and are fully recoverable from customers. As a result, NSTAR Gas records an offsetting regulatory asset or liability for the market price changes, in lieu of recording the adjustment to Other Comprehensive Income. Currently, these derivative contracts extend through April 2009. At December 31, 2007 and 2006, NSTAR has recorded a liability and a corresponding regulatory asset of $10.5 million and $32.7 million, respectively, reflecting the fair value of these contracts. During 2007, approximately $30.4 million of these financial contracts were settled resulting in payments by NSTAR to the counterparties to the contracts.

Note F. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109”. SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $30.2 million and $30.9 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 2007 and 2006, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes and unamortized investment tax credits consisted of the following:

	December 31,
(in thousands)	2007	2006
Deferred tax liabilities:
Plant-related	$668,771	$643,521
Goodwill	250,404	258,312
Power contracts	183,049	218,478
Transition costs	60,376	88,242
Other	194,608	171,262

	1,357,208	1,379,815

Deferred tax assets:
Plant-related	36,326	41,016
Investment tax credits	12,872	13,942
Other	103,181	100,282

	152,379	155,240

Net accumulated deferred income taxes	1,204,829	1,224,575
Accumulated unamortized investment tax credits	20,100	21,785

	$1,224,929	$1,246,360

Previously deferred investment tax credits are amortized over the estimated remaining lives of the property that generated the credits.

Components of income tax expense were as follows:

(in thousands)	2007	2006	2005
Current income tax expense (benefit)	$138,108	$119,827	$(52,959)
Deferred income tax (benefit) expense	(5,999)	1,207	165,364
Investment tax credit amortization	(1,685)	(1,692)	(1,715)

Income taxes charged to operations	130,424	119,342	110,690

Tax expense (benefit) on other income net:
Current income tax expense	2,348	4,964	3,703
Deferred income tax expense (benefit)	624	2,571	(4,735)

Income tax expense (benefit) on other income, net	2,972	7,535	(1,032)

Total income tax expense	$133,396	$126,877	$109,658

The effective income tax rates reflected in the accompanying consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	4.5	4.5	4.6
Investment tax credits	(0.5)	(0.5)	(0.6)
Capital gain adjustment	—	—	(1.5)
Other	(1.4)	(1.0)	(1.6)

Effective tax rate	37.6%	38.0%	35.9%

During 2005, the Company recognized approximately $4.7 million in tax benefits relating to capital tax gain transactions. As a result, the Company reduced its tax loss contingency by a corresponding amount. This impact is reflected in the above schedule as a tax adjustment.

Uncertain Tax Positions

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes.” FIN 48 establishes criteria for the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

NSTAR adopted FIN 48 effective January 1, 2007. NSTAR’s tax accounting policy prior to the adoption of FIN 48 was to recognize uncertain tax positions taken on its income tax returns only if the likelihood of prevailing was probable. FIN 48 establishes a recognition standard of more-likely-than-not, which is a lower threshold than NSTAR’s previous tax recognition policy.

Upon the adoption, and in accordance with FIN 48, NSTAR recognized the cumulative effect of approximately $46.6 million as an increase to its beginning retained earnings related to the deduction from the loss on the abandonment of NSTAR’s investment in the stock of RCN Corporation (RCN) and the deduction of construction-related costs. This adjustment consisted primarily of $39.6 million representing the net unrecognized benefit of the RCN share abandonment. This adjustment also included the reversal of previously accrued interest expense on the RCN deduction and interest income accrued on the deduction of construction-related costs, as discussed further in this Note, which combined netted to $7 million after tax. NSTAR’s assessment of the RCN tax position has consistently been that it is more-likely-than-not of prevailing.

The following unrecognized tax benefits have been recognized as FIN 48 liabilities on the accompanying Consolidated Balance Sheets included in Deferred Credits—Other.

(in millions)
Balance at January 1, 2007	$12
Additions for current year tax positions	3

Balance at December 31, 2007	$15

As of January 1, 2007, the date of adoption, and December 31, 2007, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.

As of December 31, 2007, the 2001 through 2006 federal and state tax years remain open. Years 2001 and 2002 are currently at the IRS Office of Appeals and years 2003 and 2004 are under examination by the IRS.

RCN Share Abandonment Tax Treatment

On December 24, 2003, NSTAR exited its investment in RCN by formally abandoning its 11.6 million shares of RCN common stock. NSTAR determined that the abandonment at that time was the most tax efficient, cost effective and expedient means to exit its RCN investment. NSTAR also determined that the abandonment at that time outweighed any benefit that it would likely realize from any other alternative, including the future sale of such shares in an orderly fashion consistent with all laws, rules and regulations. Based on NSTAR’s assessment and its tax accounting policy at that time, NSTAR accrued a tax reserve so as not to recognize the tax benefit of the uncertain tax position.

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

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others. Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward. As a result, NSTAR was required to make a cash tax payment to the IRS of $129.1 million in 2006 representing the tax benefit related to the disallowed SSCM deductions for 2002-2004 even though the tax refund was not received. This payment will be fully refunded with interest to NSTAR once this tax position is settled. As of December 31, 2007 and 2006, this refund has been recorded as a non-current Refundable income tax on the accompanying Consolidated Balance Sheets.

Prior to the adoption of FIN 48, NSTAR assessed its tax position related to this tax benefit as less than more-likely-than-not. However, in measuring the benefit in conjunction with the adoption of FIN 48 as of January 1, 2007, NSTAR recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

Interest on Tax Positions

NSTAR recognizes interest accrued related to uncertain tax positions in “Interest charges: Short-term debt and other” and related penalties, if applicable, in “Other deductions, net” on the accompanying Consolidated Statements of Income. This accounting policy is consistent with the recognition of these items prior to the adoption of FIN 48. For the twelve months ended December 31, 2007, the amount of interest income, net, recognized on the accompanying Consolidated Statements of Income was $9.1 million and the total amount of accrued interest receivable on the accompanying Consolidated Balance Sheets was $13.2 million. No penalties were recognized during 2007.

In addition to its FIN 48 tax liability, NSTAR has unrecognized benefits associated with interest on construction-related uncertain tax positions. These unrecognized benefits were $9 million and $14 million as of December 31, 2007 and January 1, 2007, respectively. The decrease of $5 million during 2007 reflects interest income on tax positions taken during prior periods recognized during 2007. The amount recognized reflects a change in management’s estimate of its tax position resulting from additional information which became available during the third quarter of 2007. It is possible that the amount of unrecognized tax benefits relating to the deduction for construction-related costs in the form of interest income could significantly change within twelve months from December 31, 2007. This would occur if NSTAR were to reach a final resolution with the IRS Office of Appeals on this issue. The estimated range of the unrecognized potential change is zero to approximately $9 million as of December 31, 2007.

Note G. Pension and Other Postretirement Benefits

NSTAR adopted the funded status recognition provision of SFAS 158 effective December 31, 2006. This standard amended SFAS Nos. 87, 88, 106 and 132(R). SFAS 158 requires an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the over funded or under funded status of the plan as defined by SFAS 158. The pension asset or liability is the difference between the fair value of the pension plan’s assets and the projected benefit obligation as of year-end. For other postretirement benefit plans, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation as of year-end. As a result of NSTAR’s approved regulatory rate mechanism for recovery of pension and postretirement costs, NSTAR has recognized a regulatory asset for the majority of its pension and postretirement costs in lieu of taking a charge to AOCI.

A charge of approximately $5.2 million, net of taxes, was taken to AOCI related to NSTAR’s unregulated operations and its nonqualified pension plan at December 31, 2006 upon the application of SFAS 158. The following table illustrates the effect on AOCI of applying this standard relating to pension and postretirement benefit costs.

The change in Accumulated Other Comprehensive Income due to the application of SFAS 158 was as follows:

(in thousands)	December 31, 2006

Accumulated other comprehensive loss (before application of SFAS 158)	$(6,833)
Increase in accumulated other comprehensive loss due to application of SFAS 158	(5,185)

Accumulated other comprehensive loss (after application of SFAS 158)	$(12,018)

1. Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees. Retirement benefits are based on various final average pay formulae. NSTAR also maintains nonqualified retirement plans for certain management employees.

The Plans use December 31st for the measurement date to determine their projected benefit obligation and fair value of plan assets for the purposes of determining the Plans’ funded status and the net periodic benefit costs for the following year.

The following tables for NSTAR’s Pension benefit plans present the change in benefit obligation, change in the Plans’ assets, the funded status, the components of net periodic benefit cost and key assumptions used:

	December 31,
(in thousands)	2007	2006
Change in benefit obligation:
Benefit obligation, beginning of the year	$1,075,001	$1,035,558
Service cost	21,530	20,865
Interest cost	62,154	59,507
Plan participants’ contributions	32	36
Plan amendments	—	699
Actuarial (gain) loss	(25,397)	22,966
Settlement payments	(21,471)	(10,953)
Benefits paid	(54,443)	(53,677)

Projected benefit obligation, end of the year	$1,057,406	$1,075,001

Change in Plan assets:
Fair value of Plan assets, beginning of the year	$1,029,059	$964,613
Actual gain on Plan assets, net	93,906	126,210
Employer contribution	2,295	2,830
Plan participants’ contributions	32	36
Settlement payments	(21,471)	(10,953)
Benefits paid	(54,443)	(53,677)

Fair value of Plan assets at end of the year	$1,049,378	$1,029,059

Funded status at end of year - (under funded)	$(8,028)	$(45,942)

Source of change in other comprehensive income:

	2007
Net loss arising during period	$(2,553)
Amortization:
Prior service cost	1,186
Loss	905

Total other comprehensive loss recognized during the year	$(462)

The market-related value of NSTAR’s pension plans’ assets is determined based on the actual fair value as of the balance sheet date for all classes of assets. Therefore, the entire difference between the actual and expected return on Plan assets is reflected as a component of unrecognized actuarial net gain or loss.

Amounts recognized in the accompanying Consolidated Balance Sheets consisted of:

	December 31,
(in thousands)	2007	2006
Deferred debits - other	$37,144	$—
Current liabilities - other	(2,825)	(3,000)
Deferred credits - pension and other postretirement liabilities	(42,347)	(42,942)

	$(8,028)	$(45,942)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income and regulatory asset:
Prior service credit	$2,678	$2,658
Accumulated actuarial loss	(287,479)	(344,481)
Cumulative employer contributions in excess of net periodic benefit cost	276,773	295,881

Net unrecognized periodic pension benefit cost reflected on the accompanying Consolidated Balance Sheets	$(8,028)	$(45,942)

The estimated prior service cost and net actuarial loss that will be amortized from AOCI and regulatory assets into net periodic benefit cost in 2008 are $20,000 and $21,133,000, respectively.

The accumulated benefit obligation for the qualified pension plan as of December 31, 2007 and 2006 were $962.9 million and $905.1 million, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the nonqualified retirement plan were $45.2 million, $41.7 million and $0, respectively, as of December 31, 2007 and were $41.3 million, $39.2 million and $0, respectively, as of December 31, 2006.

Weighted average assumptions were as follows:

	2007	2006	2005
Discount rate at the end of the year	6.25%	6.0%	5.75%
Expected return on Plan assets for the year (net of expenses)	8.4%	8.4%	8.4%
Rate of compensation increase at the end of the year	4.0%	4.0%	4.0%

The Plans’ discount rates are based on a rate modeling of a bond portfolio that approximates the Plan liabilities. In addition, management considers rates of high quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s plans and through periodic bond portfolio matching. The Plans’ long-term rates of return are based on past performance and economic forecasts for the types of investments held in the Plans as well as the target allocation of the investments over a 20-year time period. This rate is presented net of both administrative expenses and investment expenses, which have averaged approximately 0.6% for 2007 and 2006.

Components of net periodic benefit cost were as follows:

	Years ended December 31,
(in thousands)	2007	2006	2005
Service cost	$21,530	$20,865	$20,689
Interest cost	62,154	59,507	57,634
Expected return on Plan assets	(83,434)	(78,013)	(74,390)
Amortization of prior service cost	20	129	133
Amortization of transition obligation	—	—	—
Recognized actuarial loss	21,133	27,437	26,202

Net periodic benefit cost	$21,403	$29,925	$30,268

The following reflects the weighted average asset allocation percentage of the fair value of the total Plans’ assets for each major type of the Plans’ assets as of December 31st as well as the Plans’ target percentages and the targeted ranges:

	Plan Assets		Target %	Targeted Ranges	Benchmark
	2007	2006
Asset Category
Equity securities	43%	51%	45%	40% - 50%	CITI BMI World
Debt securities	14	17	14	12% - 22%	Lehman Aggregate
Real Estate	18	12	17	10% - 20%	NCREIF Property
Alternative	25	20	24	20% - 30%	90-Day T-Bills + 3%

Total	100%	100%	100%

Alternative asset category consists of hedge funds and common/collective trusts.

The primary investment goal of the Plans is to achieve a total annualized return of 9% (before expenses) over the long-term and to minimize unsystematic risk so that no single security or class of securities will have a disproportionate impact on the Plans. Risk is regularly evaluated, compared and benchmarked to plans with a similar investment strategy. NSTAR currently uses 22 asset managers to manage its plans’ assets. Assets are diversified by several asset classes (i.e., equities, bonds) and within these classes (i.e., economic sector, industry), such that, for each asset manager:

•	No more than 6% of an asset manager’s equity portfolio market value may be invested in one company

•	Each equity portfolio should be invested in at least 20 different companies in different industries

•	No more than 50% of each equity portfolio’s market value may be invested in one industry sector, and

•	No more than 5% of a fixed income manager’s portfolio may be invested in the security of an issuer, except the U.S. Government and its agencies.

Employer contributions in 2007 represent benefit payments under its non-qualified plan. NSTAR does not anticipate making any contributions to its qualified Plan in 2008.

The estimated benefit payments for the next 10 years are as follows:

(in thousands)
2008	$68,117
2009	70,427
2010	71,713
2011	73,762
2012	76,790
2013 - 2017	409,087

Total	$769,896

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

Since the subsidy affects the employer’s share of its plan’s costs, the subsidy is included in measuring the costs of benefits attributable to current service. Therefore, the subsidy reduces service cost when it is recognized as a component of net periodic postretirement benefits cost. The impact of this subsidy reduced NSTAR’s net periodic postretirement benefit cost by approximately $12.1 million and $11.5 million in 2007 and 2006, respectively, and is reflected as a component of net periodic postretirement benefits costs. However, as a result of the Company’s pension and other postretirement benefits rate adjustment mechanism, these reductions do not have a material impact on reported earnings.

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

The following tables for NSTAR’s postretirement plans present the change in benefit obligation, change in the plans’ assets, the funded status, the components of net periodic benefit cost and key assumptions used:

	December 31,
(in thousands)	2007	2006
Change in benefit obligation:
Benefit obligation, beginning of the year	$574,800	$595,672
Service cost	5,812	5,490
Interest cost	35,611	32,890
Plan participants’ contributions	2,625	2,428
Plan amendments	222	(12,695)
Actuarial loss (gain)	6,498	(18,874)
Benefits paid	(31,653)	(31,902)
Federal subsidy	1,878	1,791

Benefit obligation, end of the year	$595,793	$574,800

Change in the plans’ assets:
Fair value of the plans’ assets, beginning of the year	$353,434	$335,338
Actual gain on plans’ assets	20,729	47,521
Employer contribution	15,053	49
Plan participants’ contributions	2,625	2,428
Benefits paid	(31,653)	(31,902)

Fair value of the plans’ assets, end of the year	$360,188	$353,434

The plans’ funded status was as follows:

	December 31,
(in thousands)	2007	2006
Funded status at end of year - (under funded)	$(235,605)	$(221,366)

Amounts recognized in the accompanying Consolidated Balance Sheet:
Current liabilities - other	$(29,444)	$(62)
Deferred credits - pension and other postretirement liabilities	(206,161)	(221,304)

	$(235,605)	$(221,366)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income and regulatory assets:
Transition obligation	$(4,065)	$(4,877)
Prior service credit	11,810	13,504
Accumulated actuarial loss	(158,424)	(155,499)
Cumulative net periodic benefit costs in excess of employee contributions	(84,926)	(74,494)

Net amount recognized in statement of financial position	$(235,605)	$(221,366)

Source of change in other comprehensive income:

2007
Net loss arising during period	$(553)
Amortization:
Transition obligation	5
Prior service credit	(10)
Gain	153

Total other comprehensive loss recognized during the year	$(405)

The estimated transition obligation, prior service credit and net actuarial loss that will be amortized from AOCI and regulatory assets into net periodic benefit costs in 2008 are $812,000, $1,456,000 and $7,983,000, respectively.

Weighted average assumptions were as follows:

	2007	2006	2005
Discount rate at the end of the year	6.25%	6.0%	5.75%
Expected return on the plans’ assets for the year	9.0%	9.0%	9.0%

For measurement purposes, a 9.5% weighted annual rate increase in per capita cost of covered medical claims was assumed for 2007. This rate is assumed to decrease gradually to 5% in 2015 and remain at that level thereafter. Dental claims are assumed to increase at a weighted annual rate of 4%.

A 1% change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease
Effect on total service and interest cost components for 2007	$6,869	$(5,467)
Effect on December 31, 2007 postretirement benefit obligation	$93,644	$(75,239)

Components of net periodic benefit cost were as follows:

	Years ended December 31,
(in thousands)	2007	2006	2005
Service cost	$5,813	$5,490	$5,733
Interest cost	35,611	32,890	33,342
Expected return on plans’ assets	(28,186)	(27,015)	(25,027)
Amortization of prior service cost	(1,472)	13	222
Amortization of transition obligation	812	812	1,241
Recognized actuarial loss	11,028	10,691	11,216

Net periodic benefit cost	$23,606	$22,881	$26,727

NSTAR anticipates making an estimated contribution of approximately $15 million to its other postretirement benefit plans in 2008.

The estimated future cash flows for the years after 2007 are as follows:

	Gross estimated benefit payments	Estimated expected cash inflows from Medicare subsidy
(in thousands)
2008	$29,444	$2,595
2009	31,438	2,870
2010	33,322	3,149
2011	35,374	3,414
2012	36,901	3,951
2013 - 2017	208,122	25,418

Total	$374,601	$41,397

The following reflects the weighted average asset allocation percentages of the fair value of the total Plans’ assets for each major type of the Plans’ assets as of December 31st as well as the Plans’ target percentages and the targeted range:

	Plan Assets		Target %	Targeted Ranges	Benchmark
Asset Category	2007	2006
Equity securities	47%	49%	50%	45% -55%	Russell 3000 Index
Debt securities	27	30	30	25% -35%	Lehman Aggregate
Real Estate	12	11	10	5% - 15%	Wilshire NAREIT Index
Alternative	14	10	10	5% - 15%	90-Day T-Bills

Total	100%	100%	100%

Alternative asset category consists of hedge funds.

The assets of NSTAR’s PBOP Plan are held in voluntary employees’ beneficiary association trusts and in the Pension Plan 401(h) account which is a subset of the Pension Plan assets and are not reflected as a component of the Pension Plan assets.

The Plan’s primary investment goal is to outperform the return of the composite benchmark. The portfolio also seeks a level of volatility, which approximates that of the composite benchmark returns.

3. Savings Plan

NSTAR also provides a defined contribution 401(k) plan for substantially all employees. Matching contributions (which are equal to 50% of the employees’ deferral up to 8% of eligible base and cash incentive compensation subject to statutory limits) included in the accompanying Consolidated Statements of Income amounted to $9 million in 2007, 2006 and 2005. The plan was amended to allow for increased maximum annual pre-tax contributions and additional “catch-up” pre-tax contributions for participants age 50 or older, acceptance of other types of “roll-over” pre-tax funds from other plans and the option of reinvesting dividends paid on the NSTAR Common Share Fund or receiving such dividends in cash. The election to reinvest dividends paid on the NSTAR Common Share Fund or receive the dividends in cash is subject to a freeze period beginning seven days prior to the date any dividend is paid. During this period, participants cannot change their election. NSTAR dividends are paid to this plan four times a year in February, May, August and November.

Note H. Stock-Based Compensation

The Plans

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

On May 3, 2007, NSTAR shareholders approved the NSTAR 2007 Long Term Incentive Plan (the 2007 Plan). The 2007 Plan replaced the 1997 Plan, which expired by its terms in January 2007. The 2007 Plan is similar in design to the 1997 Plan. The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards beyond ten years after its effective date. The aggregate number of common shares available for award under the 2007 Plan as approved was 3.5 million with 2,908,900 unissued shares available as of December 31, 2007. Also, on May 3, 2007, awards totaling 173,100 deferred shares and 422,000 stock options were granted to executives and senior managers.

Stock-based compensation activities of the Plans were as follows:

Deferred Shares:

	2007 Activity	Weighted Average Grant Date Fair Value Price
Nonvested deferred shares at January 1	585,519	$28.28
Deferred shares granted	173,100	$36.89
Deferred shares vested	(205,356)	$27.14
Deferred shares forfeited	(9,200)	$32.01

Nonvested deferred shares at December 31	544,063	$31.39

The fair value of deferred shares vested during 2007 was $7.2 million.

Stock Options:

	2007 Activity	Weighted Average Exercise Price
Options outstanding at January 1	2,265,333	$25.66
Options granted	422,000	$36.89
Options exercised	(453,131)	$24.29
Options forfeited	—	$—

Options outstanding at December 31	2,234,202	$28.06

Summarized information regarding stock options outstanding at December 31, 2007:

	Options Outstanding				Options Exercisable (Vested)
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)
$19.88	8,200	0.26	$19.88	$134	8,200	0.26	$19.88	$134
$22.19	33,000	2.40	$22.19	$463	33,000	2.40	$22.19	$463
$19.85	10,000	3.40	$19.85	$164	10,000	3.40	$19.85	$164
$22.06-$22.67	92,000	4.30	$22.40	$1,271	92,000	4.30	$22.40	$1,271
$21.60	282,000	5.33	$21.60	$4,123	282,000	5.33	$21.60	$4,123
$24.21	430,000	6.33	$24.21	$5,166	430,000	6.33	$24.21	$5,166
$29.60	497,334	7.44	$29.60	$3,292	309,234	7.44	$29.60	$2,047
$27.73	459,668	8.32	$27.73	$3,903	122,658	8.32	$27.73	$1,041
$36.89	422,000	9.34	$36.89	—	—	—	—	—

	2,234,202	7.25	$28.06	$18,516	1,287,092	6.26	$22.38	$14,409

There were 1,287,092, 1,175,393 and 1,420,465 stock options exercisable as of December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, 2006 and 2005, the associated weighted average exercise price of these exercisable options is $22.38, $23.75 and $22.09, respectively. The total intrinsic value (the market price of the common shares on the date exercised, less the option exercise prices) of options exercised during the years ended December 31, 2007, 2006 and 2005 was $5.3 million, $9.7 million and $8.3 million, respectively.

The stock options granted in 2007, 2006 and 2005 have a weighted average grant date fair value of $4.79, $3.86 and $2.74, respectively. The fair value was estimated using the Black-Scholes option-pricing model that uses the assumptions in the table below. The expected option lives are based on the average historical time frame that options are expected to remain unexercised. Expected volatilities are based on the historical performance of NSTAR’s stock price. The risk-free interest rate is based on the U.S. Treasury Strip in effect on grant date. The fair values were computed using the following range of assumptions for NSTAR’s stock options for the years ended December 31:

	2007	2006	2005
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	4.56%	4.91%	3.76%
Volatility	14.6%	16.0%	15.0%
Dividends	3.85%	4.06%	4.69%

NSTAR used the modified prospective application transition method without restatement of periods prior to 2006. Prior to the adoption of SFAS 123(R), NSTAR applied the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its 1997 Share Incentive Plan. Accordingly, no stock-based employee compensation expense for option grants was recognized in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share, for 2005, the periods prior to the adoption of SFAS 123(R), if NSTAR had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

(in thousands, except earnings per common share amounts)	December 31, 2005
Net income	$196,135
Add: Share grant incentive compensation expense included in reported net income, net of related tax effects	3,347
Deduct: Total share grant and stock option compensation expense determined under fair value method for all awards, net of related tax effects	(4,110)

Pro forma net income	$195,372

Earnings per common share:
Basic - as reported	$1.84
Basic - pro forma	$1.83
Diluted - as reported	$1.83
Diluted - pro forma	$1.82

Stock-Based Compensation

As of December 31, 2007, the total stock-based compensation cost related to nonvested stock options and deferred share awards not yet recognized was $12.5 million. The remaining weighted average period over which total stock-based compensation will be recognized is 1.76 years.

Total stock-based compensation cost recognized in the accompanying Consolidated Statements of Income in 2007, 2006 and 2005 was $8.9 million, $8.2 million and $5.5 million, respectively. Approximately $1.7 million and $1.5 million of costs related to stock options are included in the 2007 and 2006 stock-based compensation, respectively.

2008 Awards

On January 24, 2008, the Company granted awards under the terms of the 2007 Plan of 329,000 stock options, 125,250 deferred shares and 70,350 performance based share units to executives and senior managers.

Restrictions on performance based share unit awards lapse after a three-year period contingent on achievement of certain earnings growth performance measures. These awards grant the right to receive, at the end of the performance period, a variable number of shares based on the level of NSTAR’s earnings growth and a total shareholder return that is compared to peer companies. This variable range extends from 0% to 170% of the granted awards. The grant date fair value of these performance awards was estimated to be $32.70 for the targeted performance level using a binomial option-pricing model.

Deferred shares and stock options granted on January 24, 2008 have a grant date fair value of $32.45 and $3.76, respectively. The grant date fair value of deferred shares and the exercise price of stock options are equal to the closing price of the Company’s common shares on January 24, 2008.

Note I. Capital Stock and Accumulated Other Comprehensive Income

NSTAR’s annual dividend rate per common share was $1.325, $1.2325 and $1.1725 as of December 31, 2007, 2006 and 2005, respectively. Dividends declared per common share were $1.325, $1.535 and $0.87 in 2007, 2006 and 2005, respectively. As a result of a change in NSTAR’s Board of Trustees’ meetings schedule in 2005, the fourth quarter dividend that typically would have been declared in December 2005, was approved on January 26, 2006 at $0.3025 per share, and therefore dividends declared during 2006 include the fourth quarter of 2005. The dividend payment schedule remained unchanged.

1. Common Shares

Common share and accumulated other comprehensive income activity in 2007 and 2006 was as follows:

(in thousands)	Number of Shares	Total Par Value	Premium on Common Shares	Accumulated Other Comprehensive Income
Balance at December 31, 2005	106,808	$106,808	$813,099	$(6,392)
Share Incentive Plan	—	—	10,351	—
Additional minimum pension liability, net	—	—	—	(441)
Adoption of SFAS 158	—	—	—	(5,185)

Balance at December 31, 2006	106,808	$106,808	$823,450	$(12,018)
Share Incentive Plan	—	—	(4,776)	—
Pension and postretirement benefit costs, net	—	—	—	(575)

Balance at December 31, 2007	106,808	$106,808	$818,674	$(12,593)

2. Cumulative Preferred Stock of Subsidiary

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)
Series	Current Shares Outstanding	Redemption Price/Share	December 31, 2007	December 31, 2006
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000

Total non-mandatory redeemable series			$43,000	$43,000

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

Note J. Indebtedness

1. Long-Term Debt

NSTAR’s long-term debt consisted of the following:

	December 31,
(in thousands)	2007	2006
Mortgage Bonds/Notes, collateralized by property of operating subsidiaries:
NSTAR Gas
6.54%, due September 2007	$—	$1,429
7.04%, due September 2017	25,000	25,000
9.95%, due December 2020	25,000	25,000
7.11%, due December 2033	35,000	35,000
AES
6.924%, due June 2021	95,949	100,087
Notes:
NSTAR
8.0%, due February 2010	500,000	500,000
NSTAR Electric
9.55%, due December 2007 *	—	1,429
7.70%, due March 2008 *	—	10,000
9.37%, due January 2012 *	—	6,316
7.98%, due March 2013 *	—	25,000
9.53%, due December 2014 *	—	10,000
9.60%, due December 2019 *	—	10,000
8.47%, due March 2023 *	—	15,000
Debentures:
7.80%, due May 2010	125,000	125,000
4.875%, due October 2012	400,000	400,000
4.875%, due April 2014	300,000	300,000
5.625%, due November 2017	300,000	—
5.75%, due March 2036	200,000	200,000
Bonds:
Massachusetts Industrial Finance Agency (MIFA) bonds
5.75%, due February 2014	15,000	15,000
HEEC
Sewage facility revenue bonds, due through 2015	11,571	13,214
Funding Companies
Transition Property Securitization Certificates:
6.91%, due September 2007	—	41,430
3.78%, due September 2008	21,776	104,998
7.03%, due March 2010	144,365	171,624
4.13%, due September 2011	266,477	266,477
4.40%, due September 2013	144,771	144,771

	2,609,909	2,546,775
Unamortized debt discount	(9,978)	(9,918)
Amounts due within one year *	(98,531)	(176,082)

Total long-term debt	$2,501,400	$2,360,775

*	For financial reporting purposes, NSTAR reclassified ComElectric’s entire long-term debt principal balance of $77.7 million as due within one year on the accompanying Consolidated Balance Sheets at December 31, 2006. ComElectric’s debt was fully paid off on January 2, 2007. The redemption included a make-whole premium and accrued interest payment of $17.6 million and $1.5 million, respectively.

On May 18, 2007, NSTAR Electric filed with the DPU for approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008. On May 18, 2007, in connection with this filing, NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue up to $400 million in debt securities. This registration statement became effective on June 1, 2007. NSTAR Electric will use the proceeds of the issuance of these securities for financing of capital expenditures, repayment of short-term debt, and/or general working capital purposes. The DPU approved this financing plan on August 9, 2007. On November 19, 2007, NSTAR Electric sold $300 million of ten-year fixed rate (5.625%) Debentures.

On September 1, 2006, NSTAR Electric redeemed the entire $5 million aggregate principal amount of its 8.7%, Series H Notes, due March 1, 2007, for a redemption price of 101.439% of the principal amount plus accrued interest.

On November 1, 2006, NSTAR Electric redeemed the entire outstanding balance of $20 million aggregate principal amount of its 7.62%, seven-year Notes.

Sewage facility revenue bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015. Scheduled redemptions of $1.65 million were made in 2007 and 2006. The interest rate of the bonds was 7.375% for both 2007 and 2006.

The 5.75% tax-exempt unsecured MIFA bonds due 2014 are currently redeemable at par.

The aggregate principal amounts of NSTAR long-term debt (including securitization certificates and sinking fund requirements) due in the five years subsequent to 2007 are approximately $99 million in 2008, $159 million in 2009, $751 million in 2010, $91 million in 2011, $492 million in 2012 and $1,019 million thereafter.

The Transition Property Securitization Certificates held by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC (Funding companies), are each collaterized with separate securitized regulatory assets with combined balances of $586.9 million and $739.6 million as of December 31, 2007 and 2006, respectively. NSTAR Electric, as servicing agent for the Funding companies, collected $185.1 million and $194.3 million in 2007 and 2006, respectively. Funds collected from the companies’ respective customers are transferred to each Funding companies’ Trust on a daily basis. These Certificates are non-recourse to NSTAR Electric.

On March 16, 2006, NSTAR Electric sold $200 million of thirty-year fixed rate (5.75%) Debentures. The net proceeds were primarily used to repay outstanding short-term debt balances. This most recent financing activity completes a process that began in December 2003 when NSTAR Electric filed a shelf registration with the SEC to issue up to $500 million in debt securities. The DPU approved the issuance by NSTAR Electric of up to $500 million of debt securities from time to time on or before December 31, 2005. On December 29, 2005, the DPU approved NSTAR Electric’s request to extend the term of its financing plan until June 30, 2006 for the remaining $200 million in securities.

2. Financial Covenant Requirements and Lines of Credit

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. NSTAR Gas has financial covenant requirements under its long-term debt arrangements and was in compliance at December 31, 2007 and 2006. NSTAR’s long-term debt other than the Mortgage Bonds of NSTAR Gas and MATEP is unsecured.

NSTAR currently has a $175 million revolving credit agreement that expires December 31, 2012. At December 31, 2007 and 2006, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at December 31, 2007 and 2006, had $4 million and $53.5 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity. Commitment fees must be paid on the total agreement amount. At December 31, 2007 and 2006, NSTAR was in full compliance with the aforementioned covenant as the ratios were 58.2% and 58.3%, respectively.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 23, 2008, with maturity dates no later than October 23, 2009, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At December 31, 2007 and 2006, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $257 million and $200 million outstanding balances at December 31, 2007 and 2006, respectively. On January 2, 2007, with the effect of the NSTAR Electric merger, the commercial paper program had an outstanding balance of $326 million. Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity. As of December 31, 2007, NSTAR Electric could declare and pay dividends of approximately $1 billion of its total common equity (approximately $1.8 billion) to NSTAR and remain in compliance with this ratio. At December 31, 2007 and 2006, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the ratios were 46.2% and 49.0%, respectively.

As of December 31, 2007, NSTAR Gas had a $200 million line of credit. This line of credit was reduced to $100 million on January 4, 2008 and is due to expire on November 20, 2008. As of December 31, 2007 and 2006, NSTAR Gas had $142.4 million and $150.7 million outstanding, respectively.

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

Interest rates on the outstanding short-term borrowings generally are money market rates and averaged 5.24% and 5.11% in 2007 and 2006, respectively. In aggregate, short-term borrowings totaled $403.4 million and $436.4 million at December 31, 2007 and 2006, respectively.

Note K. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of securities for which it is practicable to estimate the value:

1. Cash and Cash Equivalents

The carrying amounts of $34 million and $16 million as of December 31, 2007 and 2006, respectively, approximate fair value due to the short-term nature of these securities.

2. Indebtedness (Excluding Notes Payable)

The fair values of long-term indebtedness are based upon the quoted market prices of similar issues. Carrying amounts and fair values as of December 31, 2007 and 2006 were as follows:

	2007		2006
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness (including current maturities)	$2,599,931	$2,680,240	$2,536,857	$2,623,100

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

Amounts shown on the following table for 2007, 2006 and 2005 include the allocation of NSTAR’s (Holding Company) results of operations (primarily interest costs) and assets, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively, to these business segments. The allocation of parent company charges is based on an indirect allocation of the holding company’s investment relating to these various business segments.

The unregulated segment net income for 2006 reflects non-recurring gains on non-monetary transactions.

(in thousands)	2007	2006	2005
Operating revenues
Electric utility operations	$2,562,850	$2,912,115	$2,543,541
Gas utility operations	560,478	517,855	571,199
Unregulated operations	138,456	147,732	128,380

Consolidated total	$3,261,784	$3,577,702	$3,243,120

Depreciation and amortization
Electric utility operations	$330,325	$323,701	$299,741
Gas utility operations	26,144	24,051	22,435
Unregulated operations	13,173	14,470	14,494

Consolidated total	$369,642	$362,222	$336,670

Operating income tax expense
Electric utility operations	$114,729	$103,634	$92,239
Gas utility operations	9,370	6,368	13,589
Unregulated operations	6,325	9,340	4,862

Consolidated total	$130,424	$119,342	$110,690

(in thousands)	2007	2006	2005
Equity income in investments accounted for by the equity method (a) Electric utility operations	$1,495	$644	$1,480

Interest charges
Electric utility operations	$137,027	$145,987	$143,044
Gas utility operations	22,140	22,932	14,643
Unregulated operations	8,235	8,938	9,876

Consolidated total	$167,402	$177,857	$167,563

Segment net income
Electric utility operations	$189,984	$174,898	$157,235
Gas utility operations	18,843	14,184	25,310
Unregulated operations	12,688	17,692	13,590

Consolidated total	$221,515	$206,774	$196,135

Expenditures for property
Electric utility operations	$329,906	$378,709	$340,909
Gas utility operations	22,498	38,761	40,680
Unregulated operations	7,726	8,676	5,676

Consolidated total	$360,130	$426,146	$387,265

Segment assets
Electric utility operations	$6,760,380	$6,764,098
Gas utility operations	799,768	805,635
Unregulated operations	199,397	199,358

Consolidated total	$7,759,545	$7,769,091

(a)	The equity income from equity investments is included in other income, net on the accompanying Consolidated Statements of Income.

Note M. Contracts for the Purchase of Energy

1. NSTAR Electric Purchase Power Agreements

As a Massachusetts distribution company, NSTAR Electric is required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier. Basic service rates are reset every six months (every three months for large commercial and industrial customers). The price of basic service is intended to reflect the average competitive market price for power. For basic service power supply, NSTAR Electric makes periodic market solicitations consistent with DPU regulations. During 2007, NSTAR Electric entered into short-term power purchase agreements to meet its entire basic service supply obligation, other than to its largest customers, for the period January 1, 2008 through June 30, 2008 and for 50% of its obligation for the second-half of 2008. NSTAR Electric has entered into short-term power purchase agreements to meet its entire basic service supply obligation for large customers through March 2008. Request for proposals will be issued in 2008 for the remainder of the obligation. For 2007, NSTAR Electric entered into agreements ranging in length from three to twelve-months. NSTAR Electric fully recovers its payments to suppliers through DPU-approved rates billed to customers.

The Rate Settlement Agreement required NSTAR Electric to design a policy for the procurement of basic service supply for residential customers effective July 1, 2006, permitting NSTAR Electric to execute energy supply contracts for one, two and three-years procuring fifty, twenty-five and twenty-five percent, respectively, of its total energy load requirements for residential customers. NSTAR Electric, after working with the AG and a low-income support organization, developed a schedule to implement this provision. This proposal included a method for further review and modification to potentially include longer-term contracts that would be anticipated to reduce price volatility for small consumers and solicited long-term contracts as part of its last 2006 solicitation. However, after review of the proposals, NSTAR Electric, after consultation with the AG, determined that it would continue to enter into short-term contract alternatives. However, in 2007, NSTAR Electric entered into two longer-term renewable energy supply contracts with 10 year terms that are currently pending DPU approval.

2. NSTAR Gas Firm Transportation and Storage Agreements

NSTAR Gas purchases transportation, storage and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that bring gas from major producing regions in the U.S., Gulf of Mexico and Canada to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its gas supply from third-party vendors. Most of the supplies are purchased under a firm portfolio management contract with a term of one year. NSTAR Gas has one multiple year contract, which is used for the purchase of its Canadian supplies. Based on its firm pipeline transportation capacity entitlements, NSTAR Gas contracts for up to 139,326 MMbtu per day of domestic production. In addition, NSTAR Gas has an agreement for up to 4,500 MMbtu per day of Canadian supplies.

NSTAR Gas has various contractual agreements covering the transportation of natural gas and underground natural gas storage facilities, which are recoverable from customers under the DPU-approved CGAC. The contracts expire at various times from 2009 to 2016. NSTAR Gas’ firm contract demand charges associated with firm pipeline transportation and storage capacity contracts in 2007, 2006 and 2005 were approximately $51.8 million, $50.6 million and $47.7 million, respectively. Refer to Note N, “Commitments and Contingencies,” “Energy Supply” section for NSTAR Gas’ firm contract demand charges at current rates under these contracts for the years after 2007.

Note N. Commitments and Contingencies

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

On March 1, 2007, NSTAR Electric and NSTAR Gas filed their 2006 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2006. This is subject to final DPU approval. NSTAR has estimated that no penalty was assessable for 2007.

The Rate Settlement Agreement approved by the DPU on December 30, 2005 established additional performance measures applicable to NSTAR’s rate regulated subsidiaries. The Rate Settlement Agreement establishes, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of up to $0.5 million. For 2006 and 2007, NSTAR Electric determined that its performance related to these applicable circuits exceeded the established benchmarks and therefore, accrued its incentive entitlement of $0.5 million for those years, subject to final DPU approval.

2. Contractual Commitments

Leases

NSTAR has leases for facilities and equipment. The estimated minimum rental commitments under non-cancellable capital and operating leases for the years after 2007 are as follows:

(in thousands)
2008	$17,295
2009	15,873
2010	14,072
2011	11,193
2012	10,342
Years thereafter	26,748

$95,523

The total expense for both leases and transmission agreements was $24.7 million in 2007, $26.8 million in 2006 and $28.3 million in 2005, net of capitalized expenses of $2.4 million in 2007, $2.3 million in 2006 and $1.8 million in 2005.

Total rent expense for all operating leases, except those with terms of a month or less, amounted to $13.5 million in 2007, $15.2 million in 2006 and $17.8 million in 2005.

Transmission

As a member of ISO-NE, NSTAR Electric is subject to the terms and conditions of the ISO-NE tariff through February 2010, as NSTAR Electric is obligated to remain a member through this period. NSTAR Electric is obligated to pay for regional network services through that period to support the pooled transmission facilities requirements of other New England transmission owners whose facilities are used by NSTAR Electric. These payments amounted to $130.2 million, $89.4 million and $89.6 million in 2007, 2006 and 2005, respectively. This membership also obligates NSTAR Electric, along with other transmission owners and market participants, to fund a proportionate share of the RTO’s operating and capital expenditures.

Energy Commitments

NSTAR is currently recovering payments it is making to suppliers from its customers and has financial and performance assurances and financial guarantees in place with those suppliers to protect NSTAR from risk in the unlikely event any of its suppliers encounter financial difficulties or fail to maintain an investment grade credit rating. In connection with certain of these agreements, should, in the unlikely event, an individual NSTAR distribution company receive a credit rating below investment grade, that company potentially could be required to obtain certain financial commitments, including but not limited to, letters of credit. Refer to Note M, “Contracts for the Purchase of Energy” for a further discussion.

The following represents NSTAR’s long-term energy related contractual commitments:

(in millions)	2008	2009	2010	2011	2012	Years Thereafter	Total
Electric capacity obligations	$2	$2	$2	$2	$3	$17	$28
Gas contractual obligations	52	52	50	46	30	35	265
Purchase power buy-out obligations	162	142	140	75	32	99	650

	$216	$196	$192	$123	$65	$151	$943

Electric capacity obligations represent remaining capacity costs of long-term contracts that reflect NSTAR Electric’s proportionate share of capital and fixed operating costs of two generating units. These contracts expire in 2012 and 2019. In 2007 and 2006, these costs were attributed to 47.9 MW of capacity purchased. Energy costs are paid to generators based on a price per kWh actually received into NSTAR Electric’s distribution system and are in addition to the costs above.

Gas contractual obligations represent agreements covering the transportation of natural gas and underground natural gas storage facilities that are recoverable from customers under the DPU- approved CGAC. These contracts expire at various times from 2008 through 2016.

Purchase power buy-out obligations represent the buy-out/restructuring agreements for contract termination costs that reduce the amount of above-market costs that NSTAR Electric will collect from its customers through its transition charges. These agreements require NSTAR Electric to make monthly payments through September 2016.

3. Electric Equity Investments and Joint Ownership Interest

NSTAR has an equity investment of approximately 14.5% in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada. As an equity participant, NSTAR Electric is required to guarantee, in addition to its own share, the obligations of those participants who do not meet certain credit criteria. At December 31, 2007, NSTAR Electric’s portion of these guarantees amounted to $6.9 million. NEH and NHH have agreed to use their best efforts to limit their equity investment to 40% of their total capital during the time NEH and NHH have outstanding debt in their capital structure. In order to meet their best efforts obligations pursuant to the Equity Funding Agreement dated June 1, 1985, as amended, for NEH and NHH, in 2006, NEH repurchased a total of 140,000 of its outstanding shares from all equity holders and NHH repurchased a total of 850 outstanding shares from all equity holders. In 2006, NSTAR Electric’s reduction of its equity ownership resulting from NEH buy-back of 20,254 shares and NHH buy-back of 123 shares was approximately $0.5 million.

NSTAR Electric collectively has an equity ownership of 14% in CY, 14% in YA, and 4% in MY, (collectively, the “Yankee Companies”).

CY was notified on November 26, 2007 by the NRC that its former generating plant site was decommissioned in accordance with NRC procedures. Also, YA and MY plant sites have been decommissioned in accordance with NRC procedures. Amended licenses continue to apply to the ISFSI’s where spent nuclear fuel is stored at these sites. CY, YA and MY remain responsible for the security and protection of the ISFSI and are required to maintain radiation monitoring programs at the sites.

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

Yankee Companies Spent Fuel Litigation

On October 4, 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation, in the amounts of $34.2 million, $32.9 million and $75.8 million for CY, YA and MY, respectively. This judgment in favor of these Yankee companies relating to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY. NSTAR Electric’s portion of the judgment amounts to $4.8 million, $4.6 million and $3 million, respectively. On December 4, 2006, the DOE filed its notice of appeal of the trial court’s decision. As a result, the Yankee Companies have not recognized the damage awards on their books, and therefore, NSTAR Electric has not recognized its portion. On

December 14, 2007, the Yankee companies filed complaints against the DOE seeking damages from 2001 for CY and YA, and from 2002 for MY, through a future trial date. NSTAR cannot predict the ultimate outcome of this decision on appeal or the subsequent complaints.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future. Changes in these estimates will not affect NSTAR’s results of operations or cash flows because these costs will be collected from customers through NSTAR Electric’s transition charge filings with the DPU.

4. Financial and Performance Guarantees

On a limited basis, NSTAR and certain of its subsidiaries may enter into agreements providing financial assurance to third parties. Such agreements include letters of credit, surety bonds, and other guarantees.

At December 31, 2007, outstanding guarantees totaled $30.1 million as follows:

(in thousands)
Letter of Credit	$5,560
Surety Bonds	17,581
Other Guarantees	6,947

Total Guarantees	$30,088

Letter of Credit

NSTAR has issued a $5.6 million letter of credit for the benefit of a third party, as trustee in connection with Advanced Energy System’s 6.924% Notes. The letter of credit is available if the subsidiary has insufficient funds to pay the debt service requirements. As of December 31, 2007, there have been no amounts drawn under this letter of credit.

Surety Bonds

As of December 31, 2007, certain of NSTAR’s subsidiaries have purchased a total of $1.4 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR and certain of its subsidiaries have purchased approximately $16.2 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR and certain of its subsidiaries to the Commonwealth of Massachusetts required as part of the Company’s workers’ compensation self-insurance program. NSTAR and certain of its subsidiaries have indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR’s Senior Note rating to below BBB by S&P and/or to below Baa1 by Moody’s. These Indemnity Agreements cover both the performance surety bonds and workers’ compensation bonds.

Other

NSTAR and its subsidiaries have also issued $6.9 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.

5. Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third-party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.

In accordance with a court approved settlement agreement relating to litigation brought against NSTAR Electric by various governmental entities, NSTAR Electric paid $8.6 million in September, 2006 upon final judgment of the Massachusetts Superior Court. This payment did not have an earnings impact in 2006, as NSTAR recognized this liability in the second quarter of 2005. In December 2006, NSTAR Electric settled with its insurance carrier for $4.5 million relating to this claim and recognized $2.5 million of this amount in 2006 as a reduction to its operating expenses.

As of December 31, 2007 and 2006, NSTAR had recorded liabilities of $0.8 million and $2.9 million respectively, for potential multi-party environmental sites. This estimate is based on an evaluation of all currently available facts with respect to all of its sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU has approved recovery of costs associated with MGP sites over a seven-year period, without carrying costs. As of December 31, 2007 and 2006, NSTAR recorded a liability of approximately $10.1 million and $3.2 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

6. Regulatory and Legal Proceedings

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement (“Rate Settlement Agreement”) between NSTAR, the AG, and several interveners. For 2006, the Rate Settlement Agreement required NSTAR Electric to lower its transition rates by $20 million, effective January 1, 2006, and by an additional $30 million, effective May 1, 2006, from what would otherwise have been billed in 2006. Effective May 1, 2006, NSTAR Electric increased its distribution rates by $30 million. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge at a rate of 10.88%. Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by an equal and corresponding reduction in transition rates.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement provides for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers. If NSTAR Electric’s efforts to reduce customers’ costs are successful, the Company is allowed to retain a portion of those savings, as well as related litigation costs, as an incentive. Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers. The recovery of NSTAR Electric’s share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues. As a result of NSTAR’s role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval. Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments. After these hearings NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007. This revised Settlement Agreement allows NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007. In addition, it stipulates that NSTAR Electric will share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases. Approval of this Settlement Agreement and of the incentives is required by the DPU. The DPU has extended the deadline to issue a decision on this Agreement until February 29, 2008.

NSTAR is unable to predict the ultimate outcome of this proceeding. In the event an adverse decision is reached it should not have a material impact on the Company’s reported results of operations for 2007. However, such a decision could have an impact on future results of operations and cash flows.

Regulatory Proceedings—DPU

NSTAR Electric made its 2006 Distribution Rate Adjustment/Reconciliation Filing on September 29, 2006. The filing implements the provisions of the Rate Settlement Agreement that supports the establishment of new distribution and transition rates that became effective January 1, 2007. Also effective on this date, NSTAR Electric’s distribution rates include elements of a SIP and a CPSL program that require an offsetting adjustment to its transition rate. The performance-based SIP is based on the gross domestic product price index minus a productivity offset and rate adjustment factor that resulted in a 2.64% increase in distribution rates. The CPSL program relates to incremental spending for double pole removal, pole replacements and underground electric safety programs, which include stray-voltage remediation and manhole inspections, repairs and upgrades. For 2006, the CPSL cost recovery was estimated to be $13.3 million and that amount was included in retail distribution rates for 2007. The final reconciliation of 2006 CPSL costs and revenues is currently under review by the DPU. On October 1, 2007, NSTAR Electric filed for the establishment of new distribution (SIP of 2.68%), transition and transmission rates that became effective on January 1, 2008. This filing included recovery of estimated CPSL costs of $24 million to be collected during 2008. This balance includes the under-collection of 2006 final CPSL amounts. Recovery of transition and CPSL costs is subject to DPU review and reconciliation to actual costs. NSTAR cannot predict the timing or the ultimate outcome of these pending filings.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities to recover the energy-related portion of bad debt costs in their basic service rates, NSTAR Electric increased its basic service rates and reduced its distribution rates for those bad debt costs. In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement approved by the DPU on December 30, 2005. This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its basic service bad debt costs on a fully reconciling basis. These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs. This proposed rate adjustment was anticipated to be implemented effective July 1, 2007. However, on June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate but required NSTAR Electric to reduce distribution rates by the increase in its basic service bad debt charge-offs. Such action would effectively eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence. NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail. However, in the event that it does not, NSTAR Electric intends to pursue all legal options. As of December 31, 2007, the potential impact to earnings of eliminating the bad debt adder was approximately $14 million, pre-tax. NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

In addition, the Rate Settlement Agreement provided for a preliminary agreement to certain terms of a merger and asset transfer of NSTAR’s electric subsidiaries that became effective on January 1, 2007, and implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric’s aggregate return on equity should it exceed 12.5% or fall below 8.5%. Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.

On December 1, 2006, NSTAR filed blended basic service and transmission rates with the DPU, effective January 1, 2007. The blended basic service rate was approved on December 19, 2006 and the blended transmission rate was approved on January 3, 2007. The individual Boston Edison, ComElectric and Cambridge Electric basic service rates were blended into rates applicable to the entire NSTAR Electric service territory pursuant to the DPU’s approval of the NSTAR Electric merger.

In December 2005, NSTAR Electric filed proposed transition rate adjustments for 2006, including a preliminary reconciliation of transition, transmission, basic service and default service costs and revenues through 2005. The DPU subsequently approved tariffs for each retail electric subsidiary effective January 1, 2006. Updated reconciliations to reflect final 2005 costs and revenues were filed during the second quarter of 2006 for Boston Edison, ComElectric and Cambridge Electric. A settlement agreement between the AG and NSTAR Electric on the reconciliation of the Boston Edison costs and revenue for 2004 and 2005 was filed with the DPU on May 29, 2007, and approved by the DPU on July 23, 2007. Evidentiary hearings were conducted on the reconciliation of the ComElectric and Cambridge Electric costs and revenue for 2005. The case is pending a decision at the DPU and NSTAR cannot predict the timing or the ultimate outcome of this filing.

Wholesale Market and Transmission Changes

Regulatory Proceedings—FERC

On July 9, 2007, FERC issued an Order that approved NSTAR Electric’s 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings. As a result of these proceedings, NSTAR reached an agreement in principle with the FERC staff and the AG. A final settlement is expected to be executed during the first quarter of 2008. This settlement will be subject to FERC approval. The implementation of this settlement is not expected to have a material impact to the Company’s results of operations, financial position or cash flows.

NSTAR’s former subsidiaries Cambridge Electric and ComElectric filed proposed changes to their OATT with the FERC on March 30, 2005 to provide for consistent application of the OATT among all NSTAR Electric companies. These tariffs became effective on June 1, 2005 and expired on December 31, 2006; however, the FERC set certain rate-related issues raised in the proceeding for hearing, but held the hearing in abeyance pending settlement discussions with the AG, the sole intervener. On November 17, 2006, a settlement agreement that resolved all issues in the proceeding was filed at FERC. The settlement was approved by the full Commission on March 1, 2007.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on regional transmission facilities of 10.2% plus a 50 basis point adder for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter. In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC’s approved ROEs, provide 11.7% and 12.4% returns for the respective time frames. RTO-NE ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues. Transmission projects that are completed and in progress including NSTAR Electric’s 345kV project, have significantly minimized these congestion costs and enhance reliability in the region. The New England

Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE, for which the FERC did not provide an explanation for its action and which the New England Transmission Owners believe is not supported by the record evidence. The New England Transmission Owners contend that the base ROE should be 10.5%. The Company is unable to determine the ultimate timing or result of the rehearing process or of the ultimate FERC decision.

b. Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows or financial condition.

7. Capital Expenditures and Financings

The most recent estimates of capital expenditures and long-term debt maturities for the years 2008 and 2009-2012 are as follows:

(in thousands)	2008	2009-2012
Capital expenditures	$440,000	$1,300,000
Long-term debt	$98,531	$1,493,271

In the five-year period 2008 through 2012, plant expenditures are forecasted to be used for system reliability and performance improvements, customer service enhancements and capacity expansion to meet expected growth in the NSTAR service territory. Capital expenditures decreased $66 million from $426 million in 2006 to $360 million in 2007 primarily due to the completion and placement in service of phase one of NSTAR Electric’s 345kV transmission project.

Management continuously reviews its capital expenditure and financing programs. These programs and, therefore, the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

Report of Independent Registered Public Accounting Firm

To Shareholders and Trustees of NSTAR:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NSTAR and its subsidiaries (the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note F to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Note G to the consolidated financial statements, the Company changed the manner in which it accounts for pension and other postretirement benefits in 2006.

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
February 11, 2008

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, NSTAR management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the Interpretive Guidance issued by the SEC in Release 34-55929. Based on this evaluation, NSTAR management has evaluated and concluded that NSTAR’s internal control over financial reporting was effective as of December 31, 2007.

NSTAR is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report which appears on page 95.

Item 9B.	Other Information

None

Part III

The information required by Part III (Items 10(a), 11, 12, 13, and 14) will be included in NSTAR’s 2008 Proxy Statement (as specified below) to be filed in connection with the Annual Meeting of Shareholders to be held on May 1, 2008 and is incorporated herein by reference. NSTAR’s Proxy Statement will be filed with the Securities and Exchange Commission on or about March 14, 2008.

Item 10.	Trustees, Executive Officers and Corporate Governance

The information with respect to Trustees of NSTAR, information with respect to compliance with the reporting obligations under Section 16(a) of the Exchange Act, information concerning NSTAR’s code of ethics applicable to senior management, information on NSTAR’s compliance with corporate governance regulations, and information on NSTAR’s Board of Trustees’ audit committee financial expert, is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 1, 2008 under the captions “Information about the NSTAR Board, Nominees and Incumbent Trustees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Governance of the Company.” Information regarding NSTAR’s executive officers found in the section captioned “Executive Officers of the Registrant” in Item 4A of Part 1 of this Report is also incorporated herein by reference into this Item 10.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Executive Compensation,” including NSTAR’s “Compensation Discussion and Analysis” and “Executive Personnel Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans located in Item 5, Section (d) of Part II hereof is also incorporated by reference into this Item 12. Other information required by this Item is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders under the captions “2007 Trustee Compensation,” “Common Share Ownership by Trustees and Executive Officers,” and “Termination/Change in Control Agreements.”

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The information required by this Item is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Governance of the Company—Board Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Audit and Related Fees.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1.	Financial Statements:

Page
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	54
Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	55
Consolidated Statements of Retained Earnings for the years ended December 31, 2007, 2006 and 2005	55
Consolidated Balance Sheets as of December 31, 2007 and 2006	56-57
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	58
Notes to Consolidated Financial Statements	59
Selected Quarterly Consolidated Financial Data (Unaudited)	21
Report of Independent Registered Public Accounting Firm	95

2. Financial Statement Schedules:
Schedule I - Condensed Parent Company Financial Statements For the years ended December 31, 2007, 2006 and 2005	103
Schedule II - Valuation and Qualifying Accounts For the years ended December 31, 2007, 2006 and 2005	106

3. Exhibits:
Refer to the exhibits listing beginning below.

Incorporated herein by reference unless designated otherwise:

NSTAR and its subsidiaries

Exhibit 3	Articles of Incorporation and By-Laws
3.1	Declaration of Trust of NSTAR (dated as of April 20, 1999, as amended April 28, 2005)(NSTAR Form 10-Q for the quarter ended June 30, 2005, File No. 1-14768)

3.2	Bylaws of NSTAR (Annex E to the Joint Proxy Statement/Prospectus, which forms part of the Registration Statement on Form S-4 of NSTAR (No. 333-78285))

3.3	Boston Edison Restated Articles of Organization (Form 10-Q for the quarter ended June 30, 1994, File No. 1-2301)

3.4	Boston Edison Company Bylaws dated April 19, 1977, as amended January 22, 1987, January 28, 1988, May 24, 1988, and November 22, 1989 (Form 10-Q for the quarter ended June 30, 1990, File No. 1-2301)

Exhibit 4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture dated as of January 12, 2000 between NSTAR and Bank One Trust Company N.A. (Exhibit 4.1 to NSTAR Registration Statement on Form S-3, File No. 333-94735)

4.2	Votes of the Board of Trustees of NSTAR, dated January 27, 2000, supplementing the Indenture dated as of January 12, 2000 between NSTAR and Bank One Trust Company N. A. (NSTAR Form 10-K for the year ended December 31, 2002, File No. 1-14768)

4.3	Votes of the Board of Trustees of NSTAR, dated September 28, 2000 supplementing the Indenture dated as of January 12, 2000 between NSTAR and Bank One Trust Company N. A. (NSTAR Form 10-K for the year ended December 31, 2002, File No. 1-14768)

4.4	Indenture between Boston Edison Company and the Bank of New York (as successor to Bank of Montreal Trust Company)(Form 10-Q for the quarter ended September 30, 1988, File No. 1-2301)

4.5	Votes of the Pricing Committee of the Board of Directors of Boston Edison Company taken May 10, 1995 re 7.80% debentures due May 15, 2010 (Form 10-K for the year ended December 31, 1995, File No. 1-2301)

4.6	Votes of the Board of Directors of Boston Edison Company taken October 8, 2002 re $500 million aggregate principal amount of unsecured debentures ($400 million, 4.875% due in 2012 and $100 million, Floating rate due in 2005)(Form 8-K dated October 11, 2002, File No. 1-2301)

4.7	A Form of 4.875% Debenture Due April 15, 2014 (Boston Edison Company Form 8-K (Exh. 4.3) dated April 15, 2004, File No. 1-2301)

4.8	A Form of 5.75% Debenture Due March 15, 2036 (Boston Edison Company Form 8-K (Exh. 99.2) dated March 17, 2006, File No. 1-2301)

4.9	A Form of 5.625% Debenture Due November 15, 2017 (NSTAR Electric Company Form 8-K (Exh. 99.2) dated November 20, 2007, File No. 1-2301)

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of NSTAR and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibit 10	Material Contracts

10.1	NSTAR Excess Benefit Plan, effective August 25, 1999 (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 1-14768)

10.2	NSTAR Supplemental Executive Retirement Plan, effective August 25, 1999 (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 1-14768)

10.3	Special Supplemental Executive Retirement Agreement between Boston Edison Company and Thomas J. May dated March 13, 1999, regarding Key Executive Benefit Plan and Supplemental Executive Retirement Plan (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 1-14768)

10.4	Executive Retirement Plan Agreement between NSTAR and Werner J. Schweiger dated as of February 25, 2002, regarding Supplemental Executive Retirement Plan (NSTAR Form 10-K for the year ended December 31, 2004, File No. 1-14768)

10.5	Amended and Restated Change in Control Agreement by and between NSTAR and Thomas J. May dated November 15, 2007 (filed herewith)

10.6	NSTAR Deferred Compensation Plan (Restated Effective August 25, 1999) (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 1-14768)

10.7	NSTAR 1997 Share Incentive Plan, as amended June 30, 1999 and assumed by NSTAR effective August 28, 2000 (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 1-14768)

10.7.1	NSTAR 1997 Share Incentive Plan, as amended January 24, 2002 (NSTAR Form 10-K for the year ended December 31, 2002, File No. 1-14768)

10.8	NSTAR 2007 Long Term Incentive Plan, effective May 3, 2007 (NSTAR Form 8-K dated May 3, 2007, File No. 1-14768)

10.8.1	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Thomas J. May, dated January 24, 2008 (filed herewith)

10.8.2	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and James J. Judge, dated January 24, 2008 (filed herewith)

10.8.3	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Douglas S. Horan, dated January 24, 2008 (filed herewith)

10.8.4	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Joseph R. Nolan, Jr., dated January 24, 2008 (filed herewith)

10.8.5	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Werner J. Schweiger, dated January 24, 2008 (filed herewith)

10.8.6	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan by and between NSTAR and NSTAR’s other Senior Vice Presidents and Vice Presidents, dated January 24, 2008 (in form) (filed herewith)

10.9	Amended and Restated Change in Control Agreement by and between James J. Judge and NSTAR, dated November 15, 2007 (filed herewith)

10.10	NSTAR Trustee’s Deferred Plan (Restated Effective August 25, 1999), dated October 20, 2000 (NSTAR Form 10-Q for the quarter ended September 30, 2000, File No. 1-14768)

10.11	Master Trust Agreement between NSTAR and State Street Bank and Trust Company (Rabbi Trust), effective August 25, 1999 (NSTAR Form 10-Q for the quarter ended September 30, 2000, File No. 1-14768)

10.12	Amended and Restated Change in Control Agreement by and between Douglas S. Horan and NSTAR, dated November 15, 2007 (filed herewith)

10.13	Amended and Restated Change in Control Agreement by and between Joseph R. Nolan, Jr. and NSTAR, dated November 15, 2007 (filed herewith)

10.14	Amended and Restated Change in Control Agreement by and between Werner J. Schweiger and NSTAR, dated November 15, 2007 (filed herewith)

10.15	Amended and Restated Change in Control Agreement by and between NSTAR’s other Senior Vice Presidents and NSTAR (in form), dated November 15, 2007 (filed herewith)

10.16	Amended and Restated Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form), dated November 15, 2007 (filed herewith)

10.17	Amended and Restated NSTAR Annual Incentive Plan as of January 1, 2003 (NSTAR Form 10-K for the year ended December 31, 2004, File No. 1-14768)

10.18	Amended and Restated Power Purchase Agreement (NEA A PPA), dated August 19, 2004, by and between Boston Edison and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.19	Amended and Restated Power Purchase Agreement (NEA B PPA), dated August 19, 2004, by and between Boston Edison and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.20	Amended and Restated Power Purchase Agreement (CECO 1 PPA), dated August 19, 2004, by and between ComElectric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.21	Amended and Restated Power Purchase Agreement (CECO 2 PPA), dated August 19, 2004, by and between ComElectric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.22	The Bellingham Execution Agreement, dated August 19, 2004 between Boston Edison and ComElectric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.23	Purchase and Sale Agreement, dated June 23, 2004, between Boston Edison and Transcanada Energy Ltd. (Ocean State Power Contract) (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.24	Termination Agreement, dated June 2, 2004, by and between Cambridge Electric and Pittsfield Generating Company, L. P. (f/k/a Altresco Pittsfield, L.P.) (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.25	Termination Agreement, dated June 2, 2004, by and between ComElectric and Pittsfield Generating company, L. P. (f/k/a Altresco Pittsfield, L.P.) (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

Transmission Agreements

10.26	Second Restated NEPOOL Agreement among Boston Edison, Cambridge Electric, Canal and ComElectric and various other electric utilities operating in New England, dated August 16, 2004 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.27	Transmission Operating Agreement among Boston Edison, Cambridge Electric, Canal, ComElectric and various other electric transmission providers in New England and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.28	Market Participants Service Agreement among Boston Edison, Cambridge Electric, Canal, ComElectric, various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.29	Rate Design and Funds Disbursement Agreement among Boston Edison, Cambridge Electric, Canal, ComElectric and various other electric transmission providers in New England, dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 1-14768)

10.30	Participants Agreement among Boston Edison, Cambridge Electric, Canal, ComElectric, various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2006, File No. 1-14768)

Exhibit 21	Subsidiaries of the Registrant
21.1	Incorporated herein by reference (NSTAR Form 10-K for the year ended December 31, 2006, File No 1-14768)

Exhibit 23	Consent of Independent Registered Public Accounting Firm
23.1	(filed herewith)

Exhibit 31	Rule 13a - 15/15d-15(e) Certifications
31.1	Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Section 1350 Certifications
32.1	Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 99	Additional Exhibits
99.1	Annual Reports on Form 11-K for certain employee savings plans for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, as dated June 25, 2007, June 27, 2006, June 28, 2005, June 25, 2004 and June 30, 2003, respectively, (File No. 1-14768)

99.2	MDTE Order approving Settlement Agreement dated December 31, 2005 (NSTAR Form 8-K for the event reported December 30, 2005, dated January 4, 2006, File No. 1-14768)

SCHEDULE I

CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

NSTAR (Holding Company)

Condensed Balance Sheets

	December 31,
	2007	2006
	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$825	$632
Notes receivable - subsidiary companies	1,300	1,900
Other	4,086	3,886

Other assets:
Receivable - subsidiary companies	87,130	89,563
Investment in subsidiaries	2,155,512	2,082,909
Other investments	25,140	24,079
Accumulated deferred income taxes	5,184	9,960
Other deferred debits	1,272	1,618

Total assets	$2,280,449	$2,214,547

Capitalization and Liabilities

Current liabilities:
Notes payable	$4,000	$53,500
Accrued interest	15,563	22,572
Dividends payable	37,383	34,713
Other	46	2,842

Other liabilities:
Long-term debt	499,536	499,318
Other deferred credits	7,513	7,022

Common Equity:
Common shares	106,808	106,808
Premium on common shares	818,693	823,468
Retained earnings	790,907	664,304

Total capitalization and liabilities	$2,280,449	$2,214,547

The accompanying notes are an integral part of the condensed financial statements.

NSTAR (Holding Company)

Condensed Statements of Income

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Operating expenses
Administrative, general and other	$4,242	$4,114	$3,835

Operating loss	(4,242)	(4,114)	(3,835)

Other income (deductions), net	691	2,317	5,304
Earnings from investments in subsidiaries	250,750	237,197	217,629
Interest expense	(46,561)	(49,833)	(44,032)

Income before income taxes	200,638	185,567	175,066
Income tax benefits	20,877	21,207	21,069

Net income	$221,515	$206,774	$196,135

The accompanying notes are an integral part of the condensed financial statements.

NSTAR (Holding Company)

Condensed Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$198,174	$141,369	$68,003

Cash flows from investing activities:
Net change in notes receivable	600	12,050	(2,875)
Investments	(469)	1,017	(480)

Net cash provided by (used in) investing activities	131	13,067	(3,355)

Cash flows from financing activities:
Net change in notes payable	(49,500)	(12,500)	61,000
Dividends paid	(138,851)	(129,239)	(125,747)
Cash received for exercise of equity options	10,948	17,383	—
Cash used to settle equity compensation	(23,247)	(33,488)	—
Windfall tax effect of settlement of equity compensation	2,538	3,961	—

Net cash used in financing activities	(198,112)	(153,883)	(64,747)

Net increase (decrease) in cash and cash equivalents	193	553	(99)
Cash and cash equivalents at the beginning of the year	632	79	178

Cash and cash equivalents at the end of the year	$825	$632	$79

The accompanying notes are an integral part of the condensed financial statements.

NSTAR (Holding Company)

Notes to Condensed Financial Statements

1. Basis of Presentation

NSTAR on a stand alone basis (Holding Company) has accounted for its wholly-owned subsidiaries using the equity method basis of accounting. These financial statements are presented on a condensed basis. Additional disclosures relating to the Holding Company financial statements are included under the NSTAR Notes to Consolidated Financial Statements, which information is hereby incorporated by reference.

2. Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the period. Actual results could differ from these estimates.

3. Long-Term Debt

NSTAR (Holding Company) had $500 million of 8% Notes outstanding as of December 31, 2007 and 2006. These Notes will mature and are due in February 2010.

Refer to Note J of the NSTAR Consolidated Financial Statements for a description and details of the Holding Company long-term debt.

4. Cash Dividends Received

NSTAR (Holding Company) received $212.2 million, $130.8 million, and $126.9 million of cash dividends from subsidiaries during 2007, 2006 and 2005, respectively.

5. Commitments, Contingencies and Guarantees

Refer to Note N of the NSTAR Consolidated Financial Statements for a description of any material commitments, contingencies or guarantees of the Holding Company.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(In Thousands)

		Additions		Deductions Accounts Written Off
Description	Balance at Beginning of Year	Provisions Charged to Operations	Recoveries		Balance At End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2007	$27,240	$36,490	$4,780	$39,084	$29,426
Year Ended December 31, 2006	$24,504	$31,552	$7,277	$36,093	$27,240
Year Ended December 31, 2005	$21,804	$28,585	$8,215	$34,100	$24,504

FORM 10-K	NSTAR	DECEMBER 31, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR
(Registrant)

Date: February 11, 2008	By:	/s/ ROBERT J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 11th day of February 2008.

Signature	Title

/s/ THOMAS J. MAY Thomas J. May	Chairman, President, Chief Executive Officer and Trustee

/s/ JAMES J. JUDGE James J. Judge	Senior Vice President, Treasurer and Chief Financial Officer

/s/ G. L. COUNTRYMAN Gary L. Countryman	Trustee

/s/ DANIEL DENNIS Daniel Dennis	Trustee

/s/ THOMAS G. DIGNAN, JR. Thomas G. Dignan, Jr.	Trustee

/s/ CHARLES K. GIFFORD Charles K. Gifford	Trustee

/s/ MATINA HORNER Matina Horner	Trustee

/s/ PAUL A. LA CAMERA Paul A. La Camera	Trustee

/s/ SHERRY H. PENNEY Sherry H. Penney	Trustee

/s/ WILLIAM C. VAN FAASEN William C. Van Faasen	Trustee

/s/ G. L. WILSON Gerald L. Wilson	Trustee