Form 10-Q
period 2008-03-31
NSTAR/MA
filed 2008-05-05
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
Or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number:	001-14768

NSTAR
(Exact name of registrant as specified in its charter)

Massachusetts	04-3466300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
800 Boylston Street, Boston, Massachusetts	02199
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	[ X ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[ X ]	No

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1 per share, as of May 2, 2008.

NSTAR

Form 10-Q

 Quarterly Period Ended March 31, 2008

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements
	Consolidated Statements of Income	4
	Consolidated Statements of Retained Earnings	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Balance Sheets	6 - 7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9 - 17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17 - 27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27-28

Part II. Other Information:
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6.	Exhibits	29

Signature		30

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR has filed with the SEC on the SEC's website at www.sec.gov.  In addition, NSTAR's Board of Trustees has various committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee and a Board Governance and Nominating Committee.  The Board also has a standing Executive Committee.  The Board has adopted the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and a Code of Ethics and Business Conduct for Directors, Officers and Employees (“Code of Ethics”).  NSTAR intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Officer or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, on Form 8-K, within five business days following the date of such amendment or waiver.  NSTAR's SEC filings and Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR's executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR's website at www.nstar.com:  Select "Investor Relations” "Company Information.”  Copies of NSTAR's SEC filings may also be obtained by writing to NSTAR's Investor Relations Department at the address on the cover of this Form 10-Q or by calling 781-441-8338.

The certifications of NSTAR's Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes -Oxley Act of 2002 are filed with this Quarterly Report on Form 10-Q as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
MDTE	Massachusetts Department of Telecommunications and Energy (now known as DPU)
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
BBtu	Billions of British thermal units
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
DSM	Demand-Side Management
EPS	Earnings Per Common Share
FIN	FASB Interpretation Number
GAAP	Generally Accepted Accounting Principles in the United States of America
LDAC	Local Distribution Adjustment Clause
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MWh	Megawatthour (equal to one million watthours)
PAM	Pension Adjustment Mechanism
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators

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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Operating revenues	$895,581	$984,378

Operating expenses:
Purchased power and transmission	346,848	433,801
Cost of gas sold	162,566	178,440
Operations and maintenance	112,328	114,029
Depreciation and amortization	99,214	96,583
DSM and renewable energy programs	18,300	17,966
Property and other taxes	27,014	26,703
Income taxes	33,886	27,669
Total operating expenses	800,156	895,191

Operating income	95,425	89,187

Other income (deductions):
Other income, net	4,090	3,704
Other deductions, net	(334)	(764)
Total other income, net	3,756	2,940

Interest charges (income):
Long-term debt	33,387	29,216
Transition property securitization	7,981	9,987
Short-term debt and other, net	(1,473)	6,145
AFUDC	(440)	(1,531)
Total interest charges	39,455	43,817

Preferred stock dividends of subsidiary	490	490
Net income	$59,236	$47,820

Weighted average common shares outstanding:
Basic	106,808	106,808
Diluted	107,008	107,150

Earnings per common share:
Basic and Diluted	$0.55	$0.45

Dividends declared per common share	$0.35	$0.325

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007

Balance at the beginning of the period, as previously reported	$790,926	$664,323
Adoption of FIN 48	-	46,610
Adjusted balance at the beginning of the period	790,926	710,933
Add:
Net income	59,236	47,820
Subtotal	850,162	758,753

Deduct:
Dividends declared:
Common shares	37,383	34,713
Balance at the end of the period	$812,779	$724,040

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007

Net income	$59,236	$47,820
Other comprehensive income, net:
Pension and postretirement benefits costs	478	517
Deferred income tax expense	(186)	(213)
Comprehensive income	$59,528	$48,124

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2008	2007
Assets
Utility Plant:
Electric and gas plant in service, at original cost	$5,397,674	$5,350,795
Less: accumulated depreciation and amortization	1,345,636	1,321,013
	4,052,038	4,029,782
Construction work in progress	124,890	112,513
Net utility plant	4,176,928	4,142,295

Other property and investments:
Nonutility property, net	137,660	143,930
Electric equity investments	7,146	7,067
Other investments	83,769	83,664
	228,575	234,661

Current assets:
Cash and cash equivalents	28,009	34,121
Restricted cash	15,899	3,938
Accounts receivable, net of allowance of $32,266 and $29,426, respectively	365,362	328,651
Accrued unbilled revenues	49,999	59,859
Regulatory assets	520,536	527,382
Inventory, at average cost	62,528	120,251
Other	20,548	14,369
	1,062,881	1,088,571

Deferred debits:
Regulatory assets	1,953,551	2,041,600
Other	123,841	123,298
	2,077,392	2,164,898

Refundable income tax	129,120	129,120
Total assets	$7,674,896	$7,759,545

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2008	2007
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share, 200,000,000 shares
authorized, 106,808,376 issued and outstanding	$106,808	$106,808
Premium on common shares	821,172	818,674
Retained earnings	812,779	790,926
Accumulated other comprehensive loss	(12,301)	(12,593)
	1,728,458	1,703,815

Long-term debt and preferred stock:
Long-term debt	2,016,598	2,017,439
Transition property securitization	405,731	483,961
Cumulative non-mandatory redeemable preferred stock of subsidiary, par value $100 per share, 2,890,000 shares authorized, 430,000 shares outstanding	43,000	43,000
	2,465,329	2,544,400

Current liabilities:
Long-term debt	4,789	5,124
Transition property securitization	131,968	93,407
Notes payable	403,500	403,400
Income taxes	94,230	80,144
Accounts payable	270,363	310,640
Energy contracts	125,719	147,841
Accrued interest	32,938	30,956
Dividends payable	37,710	37,710
Accrued expenses	11,795	16,850
Other	68,292	64,240
	1,181,304	1,190,312

Deferred credits:
Accumulated deferred income taxes	1,124,167	1,116,073
Unamortized investment tax credits	19,684	20,100
Energy contracts	437,531	467,932
Pension and other postretirement liability	278,521	278,215
Regulatory liability - cost of removal	262,771	258,948
Other	177,131	179,750
	2,299,805	2,321,018

Commitments and contingencies

Total capitalization and liabilities	$7,674,896	$7,759,545

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$59,236	$47,820
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	100,939	98,266
Deferred income taxes	2,648	2,597
Noncash stock-based compensation	2,686	2,121
Premium paid on long-term debt redemption	-	(17,647)
Purchase power contract buyouts	(38,325)	(39,170)
Net changes in:
Accounts receivable and accrued unbilled revenues	(26,851)	(64,558)
Inventory	57,723	71,078
Accounts payable	2,746	(4,006)
Other current assets	(6,449)	3,258
Other current liabilities	(7,057)	6,268
Regulatory assets	45,278	49,331
Net change from other miscellaneous operating activities	8,778	12,070
Net cash provided by operating activities	201,352	167,428

Investing activities:
Plant expenditures (including AFUDC)	(107,998)	(88,576)
(Increase)/decrease in restricted cash	(11,961)	3,101
Investments	212	(1,447)
Net cash used in investing activities	(119,747)	(86,922)

Financing activities:
Long-term debt redemptions	(1,519)	(79,207)
Transition property securitization redemptions	(39,669)	(33,778)
Net change in notes payable	100	75,600
Change in disbursement accounts	(9,162)	(1,882)
Dividends paid	(37,383)	(34,713)
Cash received for exercise of equity options	163	275
Cash used to settle equity compensation	(247)	(484)
Net cash used in financing activities	(87,717)	(74,189)

Net (decrease) increase in cash and cash equivalents	(6,112)	6,317
Cash and cash equivalents at the beginning of the year	34,121	16,132
Cash and cash equivalents at the end of the period	$28,009	$22,449

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$41,441	$53,430
Income taxes	$14,138	$12,325

Noncash investing activity:
Plant additions included in ending accounts payable	$13,508	$29,661

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR's 2007 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business.  The Company serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's retail electric and natural gas utility distribution subsidiaries are NSTAR Electric and NSTAR Gas, respectively.  Reference in this report to "NSTAR" shall mean the registrant NSTAR or NSTAR and its subsidiaries as the context requires.  NSTAR also has ownership and is engaged in unregulated nonutility operations.

2.  Basis of Consolidation and Accounting

The accompanying financial information presented as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 have been prepared from NSTAR's books and records without audit by an independent registered public accounting firm.  However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  Financial information as of December 31, 2007 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP.  In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain immaterial reclassifications have been made to prior period amounts to conform to the current period’s presentation.

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

The results of operations for the three-month periods ended March 31, 2008 and 2007 are not indicative of the results that may be expected for an entire year.  The demand for electricity and natural gas is affected by weather conditions and our customers' conservation measures caused by increases in global energy costs.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Pension and Other Postretirement Benefits

The net periodic pension and other postretirement benefit costs for the first quarter were based on the latest available participant census data.  A full actuarial valuation will be completed during the second quarter.  At that time, the cost estimates will be adjusted based on the actual actuarial study results.

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  During the first three months of 2008, NSTAR did not contribute to the Plan and does not anticipate contributing to the Plan for the remainder of 2008 due to its current funded status.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2008	2007
Service cost	$5.5	$5.7
Interest cost	16.0	16.2
Expected return on Plan assets	(21.4)	(20.9)
Amortization of prior service cost	0.1	-
Recognized actuarial loss	4.0	5.7
Net periodic pension benefit cost	$4.2	$6.7

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute for postretirement benefits.  During the three months ended March 31, 2008, NSTAR contributed $3.3 million to this plan and anticipates contributing approximately $9 million over the remainder of 2008 toward these benefits.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2008	2007
Service cost	$1.6	$1.7
Interest cost	9.1	9.0
Expected return on Plan assets	(7.2)	(7.6)
Amortization of prior service cost	(0.4)	(0.4)
Amortization of transition obligation	0.2	0.2
Recognized actuarial loss	2.0	2.6
Net periodic postretirement benefit cost	$5.3	$5.5

4.  New Accounting Standard

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities,” which is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced disclosures.  This standard will be effective on January 1, 2009.  NSTAR is currently evaluating the impact of SFAS 161 on its current disclosures.

Note B.  Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of March 31, 2008 and December 31, 2007, the estimated amount of the cost of removal included in regulatory liabilities was approximately $263 million and $259 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

NSTAR accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  NSTAR has determined that its electricity supply contracts qualify for, and NSTAR has elected to apply, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets.  NSTAR has only one substantial gas supply contract that is an all-requirements portfolio asset management contract with a term of twelve months that expires in October 2008 for substantially all of its gas supply load requirements.  This contract does not qualify for the normal purchases and sales exception; however, it contains market based pricing mechanisms, and therefore, no adjustments are required.  Gas supply costs incurred related to this contract of $93 million and $72 million have been recorded to “cost of gas sold” on the accompanying Consolidated Statements of Income for the three-month periods ended March 31, 2008 and 2007, respectively.

      Hedging Agreements

NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  This practice minimizes fluctuations in prices to NSTAR firm gas sales customers.  These financial contracts do not procure gas supply and therefore NSTAR Gas does not take physical delivery of gas.  These contracts qualify as derivative financial instruments, specifically cash flow hedges, under SFAS 133, as amended by SFAS 149.  Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled currently.  All actual costs and benefits incurred are included in the firm sales CGAC and are fully recoverable from customers.  As a result, NSTAR Gas records an offsetting regulatory asset or liability for the market price changes, in lieu of recording the adjustment to Other Comprehensive Income.  Currently, these derivative contracts extend through April 2009.  As of March 31, 2008, NSTAR has recorded an asset and a corresponding regulatory liability of $8.5 million to reflect the fair value of these contracts.  As of December 31, 2007, NSTAR has recorded a liability and a corresponding regulatory asset of $10.5 million to reflect the fair value of these contracts.  During the three months ended March 31, 2008, approximately $5 million of these financial contracts were settled.

Note D.  Service Quality Indicators

On March 1, 2007, NSTAR Electric and NSTAR Gas filed their 2006 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of reliability and performance; the reports indicate that no penalty was assessable for 2006.  The NSTAR Electric report remains subject to final DPU approval.

On February 29, 2008, NSTAR Electric and NSTAR Gas filed their 2007 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of reliability and performance; and indicate that no penalty was assessable for 2007.  These filings also remain subject to final DPU approval.

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

For 2008, no circuit performance incentive or penalty was recorded for the three-month period ended March 31, 2008.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $29.9 million and $30.2 million and corresponding net increases in accumulated deferred income taxes were recorded as of March 31, 2008 and December 31, 2007, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2008 and the actual effective income tax rate for the year ended December 31, 2007:

	2008	2007
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	5	5
Other	(2)	(2)
Effective tax rate	38%	38%

Uncertain Tax Positions

There were no changes to estimates of unrecognized tax benefits during the three month period ended March 31, 2008.

Note F.  Earnings Per Common Share

Basic EPS is calculated by dividing net income, which includes a deduction for NSTAR Electric’s preferred dividends, by the weighted average common shares outstanding during the respective period. Diluted EPS is similar to the computation of basic EPS except that the number of weighted average common shares are increased to include the impact of potential deferred (nonvested) shares and stock options granted.

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2008	2007
Net income	$59,236	$47,820
Basic EPS	$0.55	$0.45
Diluted EPS	$0.55	$0.45

Weighted average common shares
outstanding for basic EPS	106,808	106,808
Effect of diluted shares:
Weighted average dilutive potential common shares	200	342
Weighted average common shares outstanding for diluted EPS	107,008	107,150

Note G.  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments are its traditional core businesses of electric and natural gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications and liquefied natural gas service.  Amounts shown on the following table for the three-month periods ended March 31, 2008 and 2007 include the allocation of NSTAR's (parent company) results of operations and assets, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively, to each business segment.  The allocation of parent company charges is based on an indirect allocation of the parent company's investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended March 31,
2008
Operating revenues	$619,191	$234,657	$41,733	$895,581
Segment net income	$35,480	$18,703	$5,053	$59,236
2007
Operating revenues	$694,526	$252,787	$37,065	$984,378
Segment net income	$30,534	$16,773	$513	$47,820

Total assets
March 31, 2008	$6,726,056	$749,308	$199,532	$7,674,896
December 31, 2007	$6,760,380	$799,768	$199,397	$7,759,545

Note H.  Fair Value Measurement

SFAS No. 157, "Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. While the standard does not expand the use of fair value, it has applicability to several current accounting standards that require or permit measurement of assets and liabilities at fair value.  The Company prospectively adopted SFAS 157 on January 1, 2008, with no impact to its results of operations, cash flows, or financial position.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to determine fair value and requires the Company to classify assets and liabilities carried at fair value based on the observability of these inputs.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.  Financial assets utilizing Level 1 inputs include active exchange-traded equity securities.

Level 2 – Quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable and inputs derived principally from market data.   Financial assets utilizing Level 2 inputs include non-exchange-based derivatives.

Level 3 – Unobservable inputs from objective sources.  These inputs may be based on entity-specific inputs.  Level 3 inputs include all inputs which do not meet the requirements of Level 1 or Level 2.

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2008.  As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures
(Dollars in millions)	Level 1	Level 2	Total
Assets:
Deferred Compensation Assets (a)	$31	$-	$31
Investments (a)	18	-	18
Gas Hedges (b)	-	8	8
Total	$49	$8	$57

Liabilities:
Deferred Compensation Liabilities (c)	$39	$-	$39
Total	$39	$-	$39

(a)  -  Included in other investments

(b)  -  Included in current assets-other

(c)  -  Included in deferred credits-other

Note I.  Commitments and Contingencies

1.  Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of March 31, 2008 and December 31, 2007, NSTAR had recorded liabilities of approximately $0.8 million for potential multi-party environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if, and to what extent, such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action.  The DPU has approved recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of March 31, 2008 and December 31, 2007, NSTAR had recorded liabilities of approximately $10.1 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously cited as a potentially responsible party.  A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

2.  Regulatory Matters

Rate Settlement Agreement

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement ("Rate Settlement Agreement") between NSTAR, the AG, and several interveners.  Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by an equal and corresponding reduction in transition rates. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge of 10.88%.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement provides for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, the Company is allowed to retain a portion of those savings, as well as related litigation costs, as an incentive.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May.

NSTAR is unable to predict the ultimate outcome of this proceeding.  In the event an adverse decision is reached it would not have a material impact on the Company's reported results of operations for the three months ended March 31, 2008.  However, such a decision could have an impact on future results of operations and cash flows.

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

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate.  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its basic service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment the Company made when it implemented the Settlement Agreement.  This adjustment to the Company’s distribution rate would eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  Additional testimony was filed in April 2008 and a procedural schedule was established with hearings scheduled and briefs due in the second quarter of 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of March 31, 2008, the potential impact to earnings of eliminating the bad debt adder was approximately $14 million, pre-tax.  NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC issued an order that approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR reached an agreement in principle with the FERC staff, the AG and a wholesale customer.  A final Settlement Agreement was executed and filed with FERC on March 12, 2008.  This Settlement Agreement is pending FERC approval.  The implementation of this Settlement Agreement did not have a material impact on the Company's results of operations, financial position or cash flows.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on transmission facilities of 10.2% plus a 50 basis point adder on regional facilities for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  ISO-NE ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are completed and in progress, including NSTAR Electric's 345kV project, have significantly minimized these congestion costs and enhance reliability in the region.  The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE for which the FERC did not provide an explanation for its action and which the New England Transmission Owners believe is not supported by the record evidence.  The New England Transmission Owners contend that the base ROE should be 10.5%.  On March 24, 2008, the FERC issued an order approving among other things, a 20 basis point increase, from 10.2% to 10.4%, to base ROE retroactive to February 1, 2005.  In addition, this order provides the potential for participating New England Transmission Owners, including NSTAR Electric, to earn an ROE of 12.64% on approved regional transmission facilities post-November 1, 2006.  As a result of implementing this order, NSTAR Electric recognized approximately $3.0 million of transmission revenue and approximately $0.9 million of interest income related to the applicable carrying charge.

3.  Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows and financial condition.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of NSTAR during the periods presented and should be read in conjunction with the accompanying consolidated financial statements and related notes and with the MD&A in NSTAR's 2007 Annual Report on Form 10-K.

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

Electric utility operations.  For the three months ended March 31, 2008, NSTAR derived 69% of its operating revenues from the transmission and distribution of electric energy through its NSTAR Electric retail distribution subsidiary.

Gas operations.  For the three months ended March 31, 2008, NSTAR derived 26% of its operating revenues from the distribution of natural gas through its NSTAR Gas retail natural gas distribution subsidiary.

Unregulated operations.  For the three months ended March 31, 2008, NSTAR derived 5% of its operating revenues from non-utility, unregulated operating subsidiaries involved in telecommunications and district energy operations.

Earnings.  NSTAR's earnings are impacted by its customers' requirements for energy in the form of unit sales of electricity and natural gas, which directly determine the levels of electric retail distribution and transmission revenues and natural gas firm and transportation revenues recognized.  In accordance with the regulatory rate structures in which NSTAR operates, its recovery of energy and energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the quarter ended March 31, 2008 was $59.2 million, or $0.55 diluted earnings per share as compared to $47.8 million, or $0.45 diluted earnings per share for the same period in 2007, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR's 2007 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  The price of basic service is intended to reflect the average competitive market price for power.  As of March 31, 2008 and December 31, 2007, customers of NSTAR Electric had approximately 46% and 47%, respectively, of their load requirements provided through basic service. NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.  Though energy delivery charges vary slightly by region, the basic service price for all residential customers increased an average of 3%, from $0.1084 to $0.1117 per kilowatt-hour effective January 1, 2008.  Medium and large commercial customers increased an average of 17% from $0.0949 cents to $0.1106 cents per kilowatt-hour effective January 1, 2008 and decreased an average of 3% from $0.1106 cents to $0.1072 cents per kilowatt-hour effective April 1, 2008.

b.  Rate Settlement Agreement

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement ("Rate Settlement Agreement") between NSTAR, the AG, and several interveners.  Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases that are offset by an equal and corresponding reduction in transition rates.  Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge of 10.88%.

c.  Regulatory Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement provides for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, the Company is allowed to retain a portion of those savings, as well as related litigation costs, as an incentive.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years, and the aggregate annual recovery is capped at 2% of the annual distribution and transmission service revenues.  As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May.

NSTAR is unable to predict the ultimate outcome of this proceeding.  In the event an adverse decision is reached it would not have a material impact on the Company's reported results of operations for the three months ended March 31, 2008.  However, such a decision could have an impact on future results of operations and cash flows.

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

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate.  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its basic service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment the Company made when it implemented the Settlement Agreement.  This adjustment to the Company’s distribution rate would eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  Additional testimony was filed in April 2008 and a procedural schedule was established with hearings scheduled and briefs due in the second quarter of 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of March 31, 2008, the potential impact to earnings of eliminating the bad debt adder was approximately $14 million, pre-tax.  NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC issued an order that approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR reached an agreement in principle with the FERC staff, the AG and a wholesale customer.  A final Settlement Agreement was executed and filed with FERC on March 12, 2008.  This Settlement Agreement is pending FERC approval.  The implementation of this Settlement Agreement did not have a material impact on the Company's results of operations, financial position or cash flows.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on transmission facilities of 10.2% plus a 50 basis point adder on regional facilities for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to ROE for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  ISO-NE ratepayers will benefit as a result of this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability issues.  Transmission projects that are completed and in progress, including NSTAR Electric's 345kV project, have significantly minimized these congestion costs and enhance reliability in the region.  The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision, and on November 30, 2006, filed for a request for rehearing involving the calculation of the base ROE for which the FERC did not provide an explanation for its action and which the New England Transmission Owners believe is not supported by the record evidence.  The New England Transmission Owners contend that the base ROE should be 10.5%.  On March 24, 2008, the FERC issued an order approving among other things, a 20 basis point increase, from 10.2% to 10.4%, to base ROE retroactive to February 1, 2005.  In addition this order provides the potential for participating New England Transmission Owners, including NSTAR Electric, to earn an ROE of 12.64% on approved regional transmission facilities post-November 1, 2006.  As a result of implementing this order, NSTAR Electric recognized approximately $3.0 million of transmission revenue and approximately $0.9 million of interest income related to the applicable carrying charge.

d.  Natural Gas Rates

The DPU approved a CGAC factor effective November 1, 2007 of $0.9799/therm for the 2007-2008 winter season.  This was approximately 18% lower than the rate set in November 2006 of $1.1949/therm for the 2006-2007 winter season due to lower supply costs.  Effective May 1, 2008, the DPU approved a six-month off-peak CGAC factor of $0.9905/therm, a 1.1% increase from the previous rate resulting from an increase in gas supply costs.  Changes in the cost of gas supply have no impact on the Company's earnings due to the CGAC and LDAC rate recovery mechanisms.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended March 31, 2008 and 2007 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Executive Summary of Quarterly Results

Earnings per common share were as follows:

	Three Months ended March 31,
	2008	2007	% Change
Basic and Diluted	$0.55	$0.45	22.2

Net income was $59.2 million for the quarter ended March 31, 2008 compared to $47.8 million for the same period in 2007.  Major factors (after-tax) that contributed to the $11.4 million, or 23.8%, increase in 2008 earnings include:

•	Higher electric distribution revenues as a result of the Rate Settlement Agreement and increased energy sales of 1.2% ($4.7 million)
•	Higher transmission revenues as a result of increased investment base related to the Company’s transmission facilities expansion ($2.6 million)
•	Non-recurring cumulative impact of implementing the March 24, 2008 FERC order ($2.4 million)
•	Higher earnings from NSTAR's unregulated businesses ($4.5 million)
•	Environmental insurance settlement proceeds ($2.9 million)

These increases in earnings factors were partially offset by:

•	Lower firm gas revenues due to lower sales of 3.2% ($1.0 million)
•	Higher depreciation and amortization expense in 2008 related to higher depreciable electric and gas distribution plant in service ($1.5 million)
•	The absence of executive life insurance proceeds recognized in 2007 ($1.8 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $201 million, an increase of $34 million, as compared to the same period in 2007.  The increase primarily reflects higher transmission revenues, the absence of a $17 million premium paid on a long-term debt redemption, a lower level of outstanding accounts receivable and improvements in other working capital items

•	NSTAR invested approximately $108 million in capital projects to improve capacity and system reliability
•	Overall, 2008 cash flows for financing activities are comparable with 2007. NSTAR paid approximately $37 million in common share dividends and retired approximately $40 million in securitized debt

Earnings outlook

NSTAR is maintaining its 2008 EPS guidance in the range of $2.16 - $2.26.

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months ended March 31,
	2008	2007	% Change

Residential	1,692,646	1,690,343	0.1
Commercial, Industrial and other	3,732,093	3,670,686	1.7
Total retail sales	5,424,739	5,361,029	1.2

Firm Gas Sales and Transportation - BBtu	Three Months ended March 31,
	2008	2007	% Change

Residential	9,709	10,159	(4.4)
Commercial and Industrial	8,934	9,119	(2.0)
Municipal	1,379	1,407	(2.0)
Total firm sales	20,022	20,685	(3.2)

Weather Conditions

NSTAR customers’ demand for electricity and natural gas is directly influenced by weather conditions.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently cold or warm.  Also, NSTAR’s electric and gas businesses are sensitive to variations in daily weather and are highly influenced by New England’s seasonal variations and are susceptible to severe storm-related disasters that could adversely affect the Company’s ability to provide energy.

Weather measured by degree-days was 4.6% warmer than normal for the first quarter of 2008 as compared to 0.8% colder for the same quarter in 2007.  In addition, NSTAR’s residential and commercial and industrial sales are highly influenced by economic conditions and its residential sales are influenced by temperature extremes.  All customers are affected by conservation measures when utilized to reduce energy consumption.  Refer to the "Electric revenues" and “Gas revenues” sections below for more detailed discussions.

Weather, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR's large commercial and industrial customers.

	Three Months Ended		Normal
	March 31,		30-Year
	2008	2007	Average

Heating Degree-Days	3,186	3,330	3,339
Percentage (warmer) colder than prior year	(4.3)%	11.0%
Percentage (warmer) colder than 30-year average	(4.6)%	0.8%

Heating Degree-Days measure changes in daily temperature levels.  Weather conditions impact electric sales primarily during the summer and, to a greater extent, gas sales during the winter season in NSTAR's service area.  A degree-day is a unit measuring how much the outdoor mean temperature falls below or rises above a base of 65 degrees.  Each degree below or above the base temperature is measured as one heating degree day.

The 1.2% or 63,710 MWh energy sales increase in the first quarter of 2008 reflects an additional day in February due to the leap year that offset the impact of warmer winter temperatures during 2008.  Industrial sales continue to lag due to the weak manufacturing segment of the economy.  The 3.2% decrease in firm gas and transportation sales is due to the warmer winter weather partially offset by the shift of commercial and industrial customers in several instances returning to using natural gas from fuel oil and the impact of the leap year.

Operating revenues

Operating revenues for the first quarter of 2008 decreased $88.8 million or 9.0% from the same period in 2007 as follows:

(in millions)	Three Months Ended March 31,		Increase/(Decrease)
	2008	2007	Amount	Percent
Electric revenues
Retail distribution and transmission	$214.5	$229.0	$(14.5)	(6.3)%
Energy, transition and other	404.7	465.5	(60.8)	(13.1)%
Total retail electric revenues	619.2	694.5	(75.3)	(10.8)%
Gas revenues
Firm and transportation	61.2	62.9	(1.7)	(2.7)%
Energy supply and other	173.5	189.9	(16.4)	(8.6)%
Total gas revenues	234.7	252.8	(18.1)	(7.2)%
Unregulated operations revenues	41.7	37.1	4.6	12.4%
Total operating revenues	$895.6	$984.4	$(88.8)	(9.0)%

  Electric revenues

NSTAR's largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and FERC.  Electric retail distribution revenues primarily represent charges to customers for recovery of the Company's capital investment, including a return component, and operation and maintenance related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of costs to move the electricity over high voltage lines from the generator to the Company's distribution substations.

The decrease of $14.5 million in retail distribution and transmission revenues primarily reflects:

•	Lower transmission revenues of $20.4 million related to lower RMR payments to energy generators

This decrease was partially offset by:

•	The impact of the annual inflation-adjustment to distribution rates that is offset by an equal and corresponding reduction in transition rates ($5.4 million)
•	Increased energy sales of 1.2% due primarily to an additional day in February caused by the leap year ($2.3 million)
•	Increase in transmission revenues due to the higher rate base related to the Company’s transmission facilities expansion

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated earnings.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs, rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $60.8 million decrease in energy, transition and other revenues is primarily attributable to the decrease in energy supply costs.

  Gas Revenues

Firm gas and transportation revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its gas infrastructure investment, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area.  The $1.7 million decrease in firm and transportation revenues is primarily attributable to warmer winter weather conditions offset by customers switching back to natural gas from alternate fuel sources as a result of higher energy price concerns.  These factors resulted in the decrease in sales volumes of 3.2% through March 31, 2008.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenue decrease of $16.4 million primarily reflects the 3.2% decrease in energy sales and a decrease in the CGAC factor.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR's unregulated businesses that include district energy and telecommunications operations.  Unregulated revenues were $41.7 million through March 31, 2008 compared to $37.1 million in 2007, an increase of $4.6 million, or 12.4%.  The increase in unregulated revenues is primarily the result of the absence of a provision for a potential customer refund of approximately $2 million recorded in 2007 and higher electricity and chilled water sales during 2008.

Operating expenses

Purchased power and transmission were $346.8 million in the first quarter of 2008 compared to $433.8 million in the same period of 2007, a decrease of $87 million, or 20%.  Despite higher energy sales of 1.2%, the decrease in expense reflects lower basic service and other energy supply costs of $75 million for both NSTAR's regulated and unregulated companies.  In addition, transmission costs declined $12 million as a result of a decline in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Cost of gas sold, representing NSTAR Gas' supply expense, was $162.6 million in the first quarter of 2008 compared to $178.4 million in 2007, a decrease of $15.8 million, or 9%.  The decrease in cost reflects the 3.2% decrease in firm gas sales and the lower settlement of cash flow hedging contracts during the quarter, partly offset by higher costs of gas supply per therm.  NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $112.3 million in the first quarter of 2008 compared to $114 million in the same period of 2007, a decrease of $1.7 million, or 1%.  This decrease primarily relates to lower amortization of pension and PBOP costs in accordance with the Company’s PAM Order.  These costs are fully recovered in our PAM rates.  Further contributing to this decrease was the impact of fluctuations in the fair value of deferred compensation liabilities.  Significantly offsetting these decreases in expense were increases in labor and labor related costs, bad debts and storm related costs.

Depreciation and amortization expense was $99.2 million in the first quarter of 2008 compared to $96.6 million in the same period of 2007, an increase of $2.6 million or 3%.  The increase primarily reflects higher depreciable distribution and transmission plant in service and higher software amortization costs.

DSM and renewable energy programs expense was $18.3 million in the first quarter of 2008 compared to $18 million in the same period of 2007, an increase of $0.3 million, or 1.7%, that is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $27.0 million in the first quarter of 2008 compared to $26.7 million in the same period of 2007, an increase of $0.3 million, or 1.1%.  This slight increase reflects higher overall property levels.

Income tax expense attributable to operations was $33.9 million in the first quarter of 2008 compared to $27.7 million in the same period of 2007, an increase of $6.2 million, or 22%, reflecting higher pre-tax operating income in 2008.

Other income, net

Total other income, net was approximately $3.8 million in the first quarter of 2008 compared to $2.9 million in the same period of 2007, an increase of $0.9 million, or 31%.  The increase primarily reflects income of $2.9 million, net of tax, due to proceeds from an environmental insurance settlement.  This was partially offset due to the absence of non-taxable executive life insurance proceeds of $1.8 million received in 2007.

Interest charges (income)

Interest on long-term debt and transition property securitization certificates was $41.4 million in the first quarter of 2008 compared to $39.2 million in the same period of 2007, an increase of $2.2 million, or 6%.  This increase in interest expense reflects:

•	$4.3 million in interest costs associated with NSTAR Electric's $300 million Debentures issued in November 2007

This increase was partially offset by:

•

Lower interest costs on transition property securitization debt of $2 million.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs

Short-term and other interest expense (income) was ($1.5 million) in the first quarter of 2008 compared to $6.1 million of expense in the same period of 2007, a change of $7.6 million, or 125%.  This change in short-term and other interest expense (income) reflects:

•

Lower borrowing costs of $3.6 million resulting from an approximate 2% decrease in the 2008 weighted average borrowing rates and, to a lesser extent, a lower average level of funds borrowed in 2008 as compared to the same period in 2007.  The weighted average short-term interest rates including fees were 3.46% and 5.49% in the three-month periods ended March 31, 2008 and 2007, respectively

•	Increased interest income of $3.4 million related to the timing of the collection of regulatory deferrals, including $0.9 million related to the implementation of the March 28, 2008 FERC order

Common Share Dividends

NSTAR's current quarterly cash dividend rate is $0.35 per share or $1.40 per share on an annualized basis.  On March 27, 2008, NSTAR's Board of Trustees declared a quarterly cash dividend of $0.35 per share for shareholders of record on April 10, 2008, payable May 1, 2008.

Liquidity and Capital Resources

     Current Cash Flow Activity

NSTAR's primary uses of cash in the first quarter of 2008 included capital expenditures, dividend payments, debt reductions and purchase power contract restructuring buyout payments.

Net operating cash flow in the first quarter of 2008 provided approximately $201 million.  The Company used approximately $120 million in its net investing activities that consisted of $108 million of plant expenditures.  Additionally, the Company used approximately $88 million in its net financing activities primarily due to the payment of dividends and the redemption of transition property securitization.

     Operating Activities

The net cash provided by operating activities increased by $34 million to $201 million in the first quarter of 2008 when compared to the same period in 2007 primarily due to the absence of a $17 million premium paid on a long-term debt redemption in 2007, higher transmission revenues, a lower level of outstanding accounts receivable and other working capital improvements.

     Investing Activities

The net cash used in investing activities of $120 million consists primarily of capital expenditures related to infrastructure investments in transmission and distribution systems.  Capital expenditures increased $19 million from the prior year primarily due to the timing of transmission project payments.

     Financing Activities

The net cash used in financing activities in the first quarter of 2008 of $88 million primarily reflects transition property securitization redemptions of $40 million and payment of dividends to common shareholders of $37 million.

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

Sources of Additional Capital and Financial Covenant Requirements

With the exception of bond indemnity agreements, NSTAR has no financial guarantees, commitments, debt or lease agreements that would require a change in terms and conditions, such as acceleration of payment obligations, as a result of a change in its credit rating.  However, in addition to the bond indemnity agreements, NSTAR's subsidiaries could be required to provide additional security for power supply contract performance, such as a letter of credit for their pro-rata share of the remaining value of such contracts.

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements.  NSTAR Gas has financial covenant requirements under its long-term debt arrangements and was in compliance at March 31, 2008 and December 31, 2007.  NSTAR's long-term debt other than its Mortgage Bonds, issued by NSTAR Gas and of MATEP, is unsecured.

NSTAR’s $175 million revolving credit agreement expires December 31, 2012.  At March 31, 2008 and December 31, 2007, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at March 31, 2008 and December 31, 2007, had $113 million and $4 million outstanding, respectively.  Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  Commitment fees must be paid on the total agreement amount.  At March 31, 2008 and December 31, 2007, NSTAR was in full compliance with the aforementioned covenant as the ratios were 57.7% and 58.2%, respectively.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 23, 2008, with maturity dates no later than October 23, 2009, in amounts such that the aggregate principal does not exceed $655 million at any one time.  On April 11, 2008, NSTAR Electric filed to extend this authorization until October 23, 2010.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At March 31, 2008 and December 31, 2007, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had $290.5 million and $257.0 million outstanding at March 31, 2008 and December 31, 2007, respectively.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  At March 31, 2008 and

December 31, 2007, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 46.6% and 46.2%, respectively.

As of December 31, 2007, NSTAR Gas had a $200 million line of credit.  This line was reduced to $100 million on January 4, 2008 and is due to expire on November 20, 2008.  As of March 31, 2008 and December 31, 2007, NSTAR Gas had $0 and $142.4 million outstanding, respectively.

As of December 31, 2007, NSTAR had approximately $0.8 billion of restricted net assets of consolidated and equity method investees.

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

Commitments and Contingencies

NSTAR is exposed to certain matters as discussed in this section under the caption "Critical Accounting Policies and Estimates."

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

NSTAR has minimal cash flow risk due to the short-term nature of these contracts and the rate-making mechanics that permit recovery of these costs in a timely manner.  NSTAR Electric’s commodity purchase contracts range in term from three to twelve months.  NSTAR Electric has the ability to seek cost recovery and adjust its rates as frequently as every three months for its large commercial and industrial customers and every six months for its residential customers.  NSTAR Gas has the ability to seek cost recovery as required if costs exceed 5% of the current projected cost recovery level.  Both NSTAR Electric and NSTAR Gas earn a carrying charge on under-collected commodity balances that would mitigate any incremental short-term borrowings costs.  NSTAR believes it is remote that it would be exposed to a liquidity risk resulting from significant market price increases based on the recovery mechanisms currently in place.

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

Item 1A.  Risk Factors

Shareholders or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR's Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 2007 Long Term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended March 31, 2008, all shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

January	98,291	$31.79
February	123,283	$32.69
March	55,278	$30.05
Total first quarter	276,852	$31.84

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

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

		*

Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act.  Therefore, the accountant is not subject to the liability provisions of Section 11 of the 1933 Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR
(Registrant)

Date: May 2, 2008	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer