Form 10-Q
period 2008-06-30
NSTAR/MA
filed 2008-08-01
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1 per share, as of July 31, 2008.

NSTAR

Form 10-Q

 Quarterly Period Ended June 30, 2008

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements
	Consolidated Statements of Income	4
	Consolidated Statements of Retained Earnings	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Balance Sheets	6 - 7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9 - 17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

Part II. Other Information:
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 6.	Exhibits	37

Signature		38

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DPU	Massachusetts Department of Public Utilities
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
NECPUC	New England Conference of Public Utilities Commissioners, Inc.
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
BBtu	Billions of British thermal units
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
DSM	Demand-Side Management
EPS	Earnings Per Common Share
FIN	FASB Interpretation Number
GAAP	Generally Accepted Accounting Principles in the United States of America
LDAC	Local Distribution Adjustment Clause
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MWh	Megawatthour (equal to one million watthours)
PAM	Pension Adjustment Mechanism
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators

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

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	impact of continued cost control procedures on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of union contract negotiations
•	damage from major storms
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in specific hazardous waste site conditions and the specific cleanup technology
•	prices and availability of operating supplies
•	impact of terrorist acts, and
•	impact of service quality performance measures

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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues	$743,715	$725,135	$1,639,296	$1,709,513

Operating expenses:
Purchased power and transmission	308,041	304,810	654,889	738,611
Cost of gas sold	69,760	64,933	232,326	243,373
Operations and maintenance	113,928	103,629	226,256	217,658
Depreciation and amortization	93,248	90,742	192,462	187,325
DSM and renewable energy programs	16,695	16,671	34,995	34,637
Property and other taxes	23,083	21,029	50,097	47,732
Income taxes	30,861	30,601	64,747	58,270
Total operating expenses	655,616	632,415	1,455,772	1,527,606

Operating income	88,099	92,720	183,524	181,907

Other income (deductions):
Other income, net	1,215	1,598	5,305	5,302
Other deductions, net	(313)	(659)	(647)	(1,423)
Total other income, net	902	939	4,658	3,879

Interest charges (income):
Long-term debt	33,345	29,187	66,732	58,403
Transition property securitization	7,127	9,158	15,108	19,145
Short-term debt and other, net	(1,701)	5,427	(3,174)	11,572
AFUDC	(629)	(703)	(1,069)	(2,234)
Total interest charges	38,142	43,069	77,597	86,886

Preferred stock dividends of subsidiary	490	490	980	980
Net income	$50,369	$50,100	$109,605	$97,920

Weighted average common shares outstanding:
Basic	106,808	106,808	106,808	106,808
Diluted	107,038	107,148	107,024	107,153

Earnings per common share:
Basic	$0.47	$0.47	$1.03	$0.92
Diluted	$0.47	$0.47	$1.02	$0.91

Dividends declared per common share	$0.35	$0.325	$0.70	$0.65

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance at the beginning of the period, as previously reported	$812,779	$724,040	$790,926	$664,323
Adoption of FIN 48	-	-	-	46,610
Adjusted balance at the beginning of the period	812,779	724,040	790,926	710,933
Add:
Net income	50,369	50,100	109,605	97,920
Subtotal	863,148	774,140	900,531	808,853
Deduct:
Dividends declared:
Common shares	37,383	34,712	74,766	69,425
Balance at the end of the period	$825,765	$739,428	$825,765	$739,428

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$50,369	$50,100	$109,605	$97,920
Other comprehensive income, net:
Pension and postretirement benefits costs	481	602	959	1,119
Deferred income tax expense	(187)	(248)	(373)	(461)
Comprehensive income	$50,663	$50,454	$110,191	$98,578

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2008	2007
Assets
Utility Plant:
Electric and gas plant in service, at original cost	$5,456,917	$5,350,795
Less: accumulated depreciation	1,375,724	1,321,013
	4,081,193	4,029,782
Construction work in progress	161,890	112,513
Net utility plant	4,243,083	4,142,295

Other property and investments:
Nonutility property, net	136,950	143,930
Equity investments	7,099	7,067
Other investments	83,188	83,664
	227,237	234,661

Current assets:
Cash and cash equivalents	24,262	34,121
Restricted cash	15,233	3,938
Accounts receivable, net of allowance of $35,539 and $29,426, respectively	309,363	328,651
Accrued unbilled revenues	56,925	59,859
Regulatory assets	509,070	527,382
Inventory, at average cost	102,795	120,251
Other	35,711	14,369
	1,053,359	1,088,571

Deferred debits:
Regulatory assets	1,872,785	2,041,600
Other	126,686	123,298
	1,999,471	2,164,898

Refundable income taxes	129,120	129,120
Total assets	$7,652,270	$7,759,545

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2008	2007
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share, 200,000,000 shares
authorized, 106,808,376 issued and outstanding	$106,808	$106,808
Premium on common shares	814,918	818,674
Retained earnings	825,765	790,926
Accumulated other comprehensive loss	(12,007)	(12,593)
	1,735,484	1,703,815

Long-term debt and preferred stock:
Long-term debt	2,014,220	2,017,439
Transition property securitization	405,733	483,961
Cumulative non-mandatory redeemable preferred stock of subsidiary, par value $100 per share, 2,890,000 shares authorized, 430,000 shares outstanding	43,000	43,000
	2,462,953	2,544,400

Current liabilities:
Long-term debt	6,106	5,124
Transition property securitization	95,799	93,407
Notes payable	474,000	403,400
Income taxes	86,515	80,144
Accounts payable	262,115	310,640
Power contract obligations	130,920	147,841
Accrued interest	31,053	30,956
Dividends payable	37,710	37,710
Accrued expenses	13,843	16,850
Other	68,349	64,240
	1,206,410	1,190,312

Deferred credits:
Accumulated deferred income taxes	1,091,866	1,116,073
Unamortized investment tax credits	19,269	20,100
Power contract obligations	406,784	467,932
Pension and other postretirement liability	279,978	278,215
Regulatory liability - cost of removal	264,567	258,948
Other	184,959	179,750
	2,247,423	2,321,018

Commitments and contingencies

Total capitalization and liabilities	$7,652,270	$7,759,545

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$109,605	$97,920
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	195,902	190,699
Deferred income taxes	(4,577)	(2,725)
Noncash stock-based compensation	5,403	4,359
Premium paid on long-term debt redemption	-	(17,647)
Purchase power contract buyout payments	(78,870)	(71,120)
Net changes in:
Accounts receivable and accrued unbilled revenues	22,222	259
Inventory	17,456	38,030
Accounts payable	(23,763)	(39,703)
Other current assets	(21,775)	3,721
Other current liabilities	(9,352)	1,647
Regulatory assets	87,968	129,253
Net change from other miscellaneous operating activities	(5,808)	2,701
Net cash provided by operating activities	294,411	337,394

Investing activities:
Plant expenditures (including AFUDC)	(196,028)	(171,265)
Proceeds from sale of utility property	1,750	-
(Increase) decrease in restricted cash	(11,295)	1,330
Investments	(419)	(2,279)
Net cash used in investing activities	(205,992)	(172,214)

Financing activities:
Long-term debt redemptions	(2,923)	(80,521)
Transition property securitization redemptions	(75,836)	(71,175)
Net change in notes payable	70,600	64,500
Change in disbursement accounts	(10,226)	(4,682)
Dividends paid	(74,766)	(69,425)
Cash received for exercise of equity compensation	163	7,406
Cash used to settle equity compensation	(5,596)	(18,852)
Windfall tax effect of settlement of equity compensation	306	2,396
Net cash used in financing activities	(98,278)	(170,353)

Net decrease in cash and cash equivalents	(9,859)	(5,173)
Cash and cash equivalents at the beginning of the year	34,121	16,132
Cash and cash equivalents at the end of the period	$24,262	$10,959

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$84,149	$91,722
Income taxes	$85,762	$19,905

Noncash financing activity:
Plant expenditures included in ending accounts payable	$32,833	$35,119

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR's 2007 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business.  The Company serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's retail electric and natural gas utility distribution subsidiaries are NSTAR Electric and NSTAR Gas, respectively.  Reference in this report to "NSTAR" shall mean the registrant NSTAR or NSTAR and its subsidiaries as the context requires.  NSTAR also has ownership and is engaged in unregulated non-utility operations.

2.  Basis of Consolidation and Accounting

The accompanying financial information presented as of June 30, 2008 and for the three and six-month periods ended June 30, 2008 and 2007 has been prepared from NSTAR's books and records without audit by an independent registered public accounting firm.  However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q.  Financial information as of December 31, 2007 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP.  In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated have been included. Certain immaterial reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

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

The results of operations for the three and six-month periods ended June 30, 2008 and 2007 are not indicative of the results that may be expected for an entire year.  The demand for electricity and natural gas is affected by seasonal weather conditions.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Pension and Other Postretirement Benefits

The net periodic pension and other postretirement benefit costs for the second quarter were based on the latest available participant census data.  An annual actuarial valuation was completed during the second quarter and cost estimates were adjusted based on the actual results.

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  During the six months ended June 30, 2008, NSTAR contributed $7.5 million to the Plan.  NSTAR contributed an additional $7.5 million to the Plan in July 2008.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Service cost	$5.1	$5.1	$10.6	$10.8
Interest cost	15.8	14.9	31.8	31.1
Expected return on Plan assets	(21.7)	(20.8)	(43.1)	(41.7)
Amortization of prior service cost	0.1	0.2	0.1	0.2
Recognized actuarial loss	3.9	4.6	8.0	10.3
Net periodic pension benefit cost	$3.2	$4.0	$7.4	$10.7

The first quarter net periodic pension cost is typically estimated utilizing projections based on the previous year’s liability and asset levels.  The net periodic pension costs for the six months ended June 30, 2008 and 2007 have been adjusted to reflect the final cost amounts for 2008 and 2007.  This adjustment decreased the periodic pension benefit cost by approximately $0.5 million and $1.3 million for the three and six month periods ended June 30, 2008 and 2007, respectively, and was recognized in the second quarter of each year.

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute for postretirement benefits.  During the six months ended June 30, 2008, NSTAR contributed $6.2 million to this plan and anticipates contributing an additional $8.8 million for the remainder of 2008.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Service cost	$1.3	$1.2	$2.9	$2.9
Interest cost	9.1	8.8	18.1	17.8
Expected return on Plan assets	(7.0)	(6.5)	(14.2)	(14.1)
Amortization of prior service cost	(0.4)	(0.3)	(0.8)	(0.7)
Amortization of transition obligation	0.2	0.2	0.4	0.4
Recognized actuarial loss	2.4	2.9	4.5	5.5
Net periodic postretirement benefit cost	$5.6	$6.3	$10.9	$11.8

The first quarter net periodic postretirement benefit cost is typically estimated based on the previous year’s liability and asset levels.  The net periodic postretirement benefit costs for the six months ended June 30, 2008 and 2007 have been adjusted to reflect the final cost amounts for 2008 and 2007.  This adjustment increased the periodic postretirement benefit costs by approximately $0.1 million and $0.4 million for the three and six month periods ended June 30, 2008 and 2007, respectively, and was recognized in the second quarter of each year.

4. New Accounting Standard

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities,” which is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced disclosures.  This standard will be effective on January 1, 2009.  NSTAR is currently evaluating the impact SFAS 161 will have on its current disclosures.

Note B.  Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of June 30, 2008 and December 31, 2007, the estimated amount of the cost of removal included in regulatory liabilities was approximately $265 million and $259 million, respectively, based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

NSTAR accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  NSTAR has determined that its electricity supply contracts qualify for, and NSTAR has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets.  NSTAR has only one significant gas supply contract.  This contract is an all-requirements portfolio asset management contract with a term of twelve months that expires in October 2008.  This contract does not qualify for the normal purchases and sales exception; however, it contains market based pricing terms, and therefore, no financial statement adjustments are required.  Gas supply costs incurred related to this contract were $98 million and $77 million for the three-month periods and $193 million and $149 million for the six-month periods ended June 30, 2008 and 2007, respectively, and have been recorded to “cost of gas sold” on the accompanying Consolidated Statements of Income.

      Hedging Agreements

NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  This practice minimizes the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure gas supply and therefore NSTAR Gas does not take physical delivery of gas.  These contracts qualify as derivative financial instruments, specifically cash flow hedges, under SFAS 133, as amended by SFAS 149.  Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled currently.  All actual costs incurred or benefits realized are included in the CGAC.  As a result, NSTAR Gas records an offsetting regulatory asset or liability for the market price changes, in lieu of recording the adjustment to Other Comprehensive Income.  Currently, these derivative contracts extend through April 2009.  As of June 30, 2008, NSTAR has recorded an asset and a corresponding regulatory liability of $24.1 million to reflect the fair value of these contracts.  As of December 31, 2007, NSTAR had recorded a liability and a corresponding regulatory asset of $10.5 million to reflect the fair value of these contracts.  During the six months ended June 30, 2008, $2.4 million of these financial contracts were settled and were recognized as an additional charge to “cost of gas sold” on the accompanying Consolidated Statements of Income.

Note D.  Service Quality Indicators

On March 1, 2007, NSTAR Electric and NSTAR Gas filed their 2006 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of reliability and performance.  The reports indicate that no penalty was assessable for 2006.  The DPU has approved both filings without exception.

On February 29, 2008, NSTAR Electric and NSTAR Gas filed their 2007 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of reliability and performance.  The reports indicate that no penalty was assessable for 2007.  These filings remain subject to final DPU approval.

The Rate Settlement Agreement approved by the DPU on December 30, 2005 established additional performance measures applicable to NSTAR's rate regulated subsidiaries.  The Rate Settlement Agreement established, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of $0.5 million.  On May 16, 2008, the DPU issued an order clarifying that the performance periods applicable to this benchmark were prospective three-year periods commencing with the effective date of the Rate Settlement Agreement on January 1, 2006.  Therefore, NSTAR Electric will not be able to determine its circuit performance results until the end of 2008.

On July 2, 2008, the Massachusetts Legislature passed the Green Communities Act, energy policy legislation that, among other things, increased the potential maximum service quality performance penalties provision from 2% to 2.5% of total transmission and distribution revenues.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $29.6 million and $30.2 million and corresponding net increases in accumulated deferred income taxes were recorded as of June 30, 2008 and December 31, 2007, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2008 and the actual effective income tax rate for the year ended December 31, 2007:

	2008	2007
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	5%	5%
Other	(2)%	(2)%
Effective tax rate	38%	38%

Uncertain Tax Positions

There were no changes to estimates of unrecognized tax benefits during the three and six month periods ended June 30, 2008.

Tax Matter

On July 3, 2008, the Governor of Massachusetts signed into law “An Act Relative to Tax Fairness and Business Competitiveness” (the “Tax Act”).  The Tax Act will become effective on January 1, 2009.  The major provisions of the Tax Act that are applicable to NSTAR and its subsidiaries include the adoption of unitary tax reporting, rate reductions for unregulated entities, and entity classification conformity.  NSTAR is currently reviewing the provisions of the Tax Act and does not expect that it will have a material impact on its results of operations, cash flows or financial position.

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Net income	$50,369	$50,100	$109,605	$97,920
Basic EPS	$0.47	$0.47	$1.03	$0.92
Diluted EPS	$0.47	$0.47	$1.02	$0.91

Weighted average common shares
outstanding for basic EPS	106,808	106,808	106,808	106,808
Effect of diluted shares:
Weighted average dilutive potential common shares	230	340	216	345
Weighted average common shares outstanding for diluted EPS	107,038	107,148	107,024	107,153

Note G.  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments are its traditional core businesses of electric and natural gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications and a liquefied natural gas service.  Amounts shown on the following table for the three and six-month periods ended June 30, 2008 and 2007 include the allocation of NSTAR's (parent company) results of operations (primarily interest costs) and assets, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively, to each business segment. The allocation of parent company charges is based on an indirect allocation of the parent company's investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended June 30,
2008
Operating revenues	$604,824	$103,282	$35,609	$743,715
Segment net income (loss)	$47,790	$(1,351)	$3,930	$50,369
2007
Operating revenues	$592,361	$99,800	$32,974	$725,135
Segment net income	$45,138	$1,084	$3,878	$50,100

Six months ended June 30,
2008
Operating revenues	$1,224,015	$337,939	$77,342	$1,639,296
Segment net income	$83,270	$17,352	$8,983	$109,605
2007
Operating revenues	$1,286,887	$352,587	$70,039	$1,709,513
Segment net income	$75,672	$17,857	$4,391	$97,920

Total assets
June 30, 2008	$6,728,139	$725,979	$198,152	$7,652,270
December 31, 2007	$6,760,380	$799,768	$199,397	$7,759,545

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

Level 3 – Unobservable inputs from objective sources.  These inputs may be based on entity-specific inputs. Level 3 inputs include all inputs that do not meet the requirements of Level 1 or Level 2.

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of June 30, 2008.  As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures
(in millions)	Level 1	Level 2	Total
Assets:
Deferred Compensation Assets (a)	$30	$-	$30
Investments (a)	18	-	18
Gas Hedges (b)	-	24	24
Total	$48	$24	$72

Liabilities:
Deferred Compensation Liabilities (c)	$43	$-	$43
Total	$43	$-	$43

(a)  -  Included in other investments on the accompanying Consolidated Balance Sheets

(b)  -  Included in current assets-other on the accompanying Consolidated Balance Sheets

(c)  -  Included in deferred credits-other on the accompanying Consolidated Balance Sheets

Note I.  Commitments and Contingencies

1.  Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of June 30, 2008 and December 31, 2007, NSTAR had a liability of approximately $0.8 million for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action.  The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of June 30, 2008 and December 31, 2007, NSTAR had a liability of approximately $10.1 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was previously identified as a potentially responsible party.  A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

2.  Regulatory Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement encourages NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May.

NSTAR is unable to predict the ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's reported results of operations for the three or six month periods ended June 30, 2008.  However, such a decision could have an impact on future results of operations and cash flows.

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

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate.  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its basic service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric’s distribution rate would eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of June 30, 2008, the potential impact to earnings of eliminating the bad debt adder was approximately $14 million, pre-tax.  NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC issued an order that approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR reached an agreement in principle with the FERC staff, the AG and a wholesale customer.  A final Settlement Agreement was filed on March 12, 2008 and approved by FERC on June 19, 2008.  The implementation of this Settlement Agreement did not have an impact on the Company's results of operations, financial position or cash flows.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on transmission facilities of 10.2% plus a 50 basis point adder on regional facilities for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to these ROE’s for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  ISO-NE ratepayers benefit from this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability concerns.  Transmission projects that are completed and in progress, including NSTAR Electric's 345kV project, have significantly reduced these congestion costs and enhanced reliability in the region.

The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision and filed a request for rehearing involving the calculation of the 10.2% base ROE.  The New England Transmission Owners contended that the base ROE should be 10.5%.  On March 24, 2008, the FERC issued an order approving, among other things, a 20 basis point increase, from 10.2% to 10.4%, to base ROE retroactive to February 1, 2005.  As a result of implementing this order, NSTAR Electric recognized $3.0 million of transmission revenue and $0.9 million of interest income related to the applicable carrying charge in the first quarter of 2008.  With this order, participating New England Transmission Owners, including NSTAR Electric, have the potential to earn an ROE of 12.64% on approved regional transmission facilities post-October 31, 2006.

On June 12, 2008, the New England Conference of Public Utilities Commissioners, Inc. (NECPUC) filed a complaint with the FERC against the New England Transmission Owners in which it asserts the 100 basis point incentive adder should only apply to original cost estimates for transmission projects and not to actual costs, unless actual costs are lower than original estimates.  If ultimately approved by FERC, NSTAR anticipates that any potential impact of this complaint would be prospective from the date the complaint is heard.  The New England Transmission Owners filed a response requesting that FERC reject the complaint.  NSTAR cannot predict the timing or ultimate outcome of this complaint.

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

Electric utility operations.  For the six months ended June 30, 2008, NSTAR derived 75% of its operating revenues from the sale, transmission and distribution of electric energy through its NSTAR Electric retail distribution subsidiary.

Gas operations.  For the six months ended June 30, 2008, NSTAR derived 20% of its operating revenues from the sale and distribution of natural gas through its NSTAR Gas retail natural gas distribution subsidiary.

Unregulated operations.  For the six months ended June 30, 2008, NSTAR derived 5% of its operating revenues from non-utility, unregulated operating subsidiaries in telecommunications and district energy operations.

Earnings.  NSTAR's earnings are impacted by its customers' requirements for energy in the form of unit sales of electricity and natural gas, which directly determine the level of retail distribution and natural gas firm and transportation revenues recognized.  In accordance with the regulatory rate structure in which NSTAR operates, its recovery of energy and energy related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three and six-month periods ended June 30, 2008 amounted to $50.4 million and $109.6 million, or $0.47 and $1.02 diluted earnings per share, respectively, as compared to $50.1 million and $97.9 million, or $0.47 and $0.91 diluted earnings per share for the same periods in 2007, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR's 2007 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Rate Settlement Agreement

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement ("Rate Settlement Agreement") between NSTAR, the AG, and several interveners.  Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases (SIP of 2.68% effective January 1, 2008).  These increases are generally offset by an equal and corresponding reduction in transition rates.  Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge of 10.88%.

b.  Retail Electric Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers). The price of basic service is intended to reflect the average competitive market price for electric power.  As of June 30, 2008 and December 31, 2007, customers of NSTAR Electric had approximately 45% and 47%, respectively, of their load requirements provided through basic service. NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.  Though energy delivery charges vary slightly by region, the basic delivery service price for all residential customers increased an average of 3%, from $0.1084 to $0.1117 per kilowatt-hour effective January 1, 2008 and to $0.1255 per kilowatt-hour, or an average increase of 12.4%, effective July 1, 2008.  Medium and large commercial and industrial customers’ rates increased an average of 17% from $0.0949 cents to $0.1106 cents per kilowatt-hour effective January 1, 2008 and decreased an average of 3% from $0.1106 cents to $0.1072 cents per kilowatt-hour effective April 1, 2008.  These customers’ rates were increased an average of 31.5% from $0.1072 to $0.1410 effective July 1, 2008.

c.  Regulatory Matters

Massachusetts Regulatory Environment

On July 2, 2008, the Governor of Massachusetts signed into law The Green Communities Act (the “Act”), an energy bill establishing policies designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts.  The Act:

•	Creates a new Department of Energy Resources with expanded powers to oversee energy efficiency, renewable and alternative energy development, and other Green programs;
•	Mandates efficiency improvements in government buildings, and provides technical and financial assistance to communities that implement Green initiatives;
•

Requires electric and natural gas distribution companies to file three-year energy efficiency investment plans designed to implement all available cost-effective energy efficiency and demand reduction resources; the plans are to include fully reconciling funding mechanisms;

•

Requires utility distribution companies to undertake various Green programs, including the solicitation of bids for long-term renewable energy procurement contracts for which utilities would be allowed remuneration on certain contract commitments;

•	Establishes a “smart grid” pilot program;
•	Gives final approval to the State’s participation in the Regional Greenhouse Gas Initiative;
•	Increases the Renewable Portfolio Standard by 1% annually, requiring that by the year 2020 utilities and other electricity suppliers obtain 15% of the power they sell from renewable resources;
•	Authorizes electric distribution companies to construct, own and operate up to 50 megawatts of solar generating capacity; and
•	Modifies the service quality performance penalty provision (Refer to Note D of the accompanying Notes to Consolidated Financial Statements).

The Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs.

Electric and Gas Rate Decoupling

On July 16, 2008, the DPU ordered all Massachusetts’ electric and gas distribution utility companies to develop plans to decouple their rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption.  Decoupling of rates will allow utility companies to carry out the mandates of the Act and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric and gas services.  NSTAR Electric may continue to bill customers under its current approved Rate Settlement Agreement through its expiration in 2012.  However, this Order allows companies to file for recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved.  Once approved, revenues will be set at a level designed to recover the company’s incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year.

NSTAR expects to file for lost base revenues in 2009.  NSTAR currently does not expect to file for fully decoupled electric rates until after the Rate Settlement Agreement expires in 2012.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement encourages for NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May.

NSTAR is unable to predict the ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's reported results of operations for the three or six month periods ended June 30, 2008.  However, such a decision could have an impact on future results of operations and cash flows.

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

On February 7, 2007, NSTAR Electric filed its 2006 basic service reconciliation with the DPU proposing an adjustment related to the increase of its basic service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised basic service rate.  However, the DPU required

NSTAR Electric to reduce distribution rates by the increase in its basic service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric’s distribution rate would eliminate the fully reconciling nature of the basic service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its basic service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of June 30, 2008, the potential impact to earnings of eliminating the bad debt adder was approximately $14 million, pre-tax.  NSTAR cannot predict the timing or the ultimate outcome of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC issued an order that approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR reached an agreement in principle with the FERC staff, the AG and a wholesale customer.  A final Settlement Agreement was filed on March 12, 2008 and approved by FERC on June 19, 2008.  The implementation of this Settlement Agreement did not have an impact on the Company's results of operations, financial position or cash flows.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, an ROE on transmission facilities of 10.2% plus a 50 basis point adder on regional facilities for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and an ROE of 11.4% thereafter.  In addition, FERC granted a 100 basis point incentive adder to these ROE’s for qualified investments made in new regional transmission facilities, that when combined with FERC's approved ROEs, provide 11.7% and 12.4% returns for the respective time frames.  ISO-NE ratepayers benefit from this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability concerns.  Transmission projects that are completed and in progress, including NSTAR Electric's 345kV project, have significantly reduced these congestion costs and enhanced reliability in the region.

The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision and filed a request for rehearing involving the calculation of the 10.2% base ROE.  The New England Transmission Owners contended that the base ROE should be 10.5%.  On March 24, 2008, the FERC issued an order approving, among other things, a 20 basis point increase, from 10.2% to 10.4%, to base ROE retroactive to February 1, 2005.  As a result of implementing this order, NSTAR Electric recognized $3.0 million of transmission revenue and $0.9 million of interest income related to the applicable carrying charge in the first quarter of 2008.  With this order, participating New England Transmission Owners, including NSTAR Electric, have the potential to earn an ROE of 12.64% on approved regional transmission facilities post-October 31, 2006.

On June 12, 2008, the New England Conference of Public Utilities Commissioners, Inc. (NECPUC) filed a complaint with FERC against the New England Transmission Owners in which it asserts the 100 basis point incentive adder should only apply to original cost estimates for transmission projects and not to actual costs, unless actual costs are lower than original estimates.  If ultimately approved by FERC, NSTAR anticipates that any potential impact of this complaint would be prospective from the date the complaint is heard.  The New England Transmission Owners filed a response requesting that FERC reject the complaint.  NSTAR cannot predict the timing or ultimate outcome of this complaint.

d.  Tax Matter

On July 3, 2008, the Governor of Massachusetts signed into law “An Act Relative to Tax Fairness and Business Competitiveness” (the “Tax Act”).  The Tax Act will become effective on January 1, 2009.  The major provisions of the Tax Act that are applicable to NSTAR and its subsidiaries include the adoption of unitary tax reporting, rate reductions for unregulated entities, and entity classification conformity.  NSTAR is currently reviewing the provisions of the Tax Act and does not expect that it will have a material impact on its results of operations, cash flows or financial position.

e.  Natural Gas Rates

In addition to delivery service rates, NSTAR Gas' tariffs include a seasonal CGAC and a LDAC.  The CGAC provides for the recovery of all gas supply costs from firm sales customers.  The LDAC provides for the recovery of certain costs applicable to both sales and transportation customers. The CGAC is filed semi-annually for approval by the DPU.  The LDAC is filed annually for approval.  In addition, NSTAR Gas is required to file interim changes to its CGAC factor when the actual costs of gas supply vary from projections by more than 5%.  As a result, effective June 1, 2008 and again on July 1, 2008, the DPU approved revised CGAC factors of $1.201/therm and $1.6356/therm, respectively, or 21.2% and 36.2% increases from earlier approved rate levels.  The prior six-month CGAC factor of $0.9905/therm was effective May 1, 2008 and reflected a 1.1% increase from the previous rate effective November 1, 2007 of $0.9799/therm for the 2007-2008 winter season.  Changes in the cost of gas supply have no impact on the Company's earnings due to the CGAC and LDAC rate recovery mechanisms.

Results of Operations

The following section of MD&A compares the results of operations for each of the three and six-month periods ended June 30, 2008 and 2007 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Executive Summary

Earnings per common share were as follows:

	Three Months Ended June 30,
	2008	2007	% Change
Basic and Diluted	$0.47	$0.47	-

Net income was $50.4 million for the quarter ended June 30, 2008 compared to $50.1 million for the same period in 2007.  Major factors (after-tax) that contributed to the $0.3 million, or less than 1%, increase in 2008 earnings include:

•	Higher electric distribution revenues as a result of the Rate Settlement Agreement and an increase in energy sales of 0.2% ($4.3 million)
•	Higher transmission revenues as a result of increased transmission investment base ($5.0 million)
•	Lower net interest expense primarily as a result of decreased interest rates and increased interest income related to regulatory assets ($1.3 million)

These increases in earnings factors were partially offset by:

•

Increased operation and maintenance expenses ($7.7 million) of which approximately $1.9 million relates to fluctuations in the fair value of deferred compensation liabilities and $1.5 million relates to the timing of maintenance and capital work.  The remaining increase is primarily due to higher labor costs and storm costs.  Higher labor costs are primarily a result of the timing of the Company’s planned attrition replacement program

•	Higher depreciation and amortization expense in 2008 relates to higher depreciable electric and gas distribution plant in service ($1.4 million)
•	Lower firm gas revenues due to lower sales of 3.8% ($1.1 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $93 million, a decrease of $77 million as compared to the same period in 2007.  The decrease primarily reflects a change in the timing of income tax payments.  During the second quarter of 2008, a $64 million incremental estimated income tax payment was made as compared to the same period of 2007

•	NSTAR invested approximately $88 million in capital projects to improve capacity and system reliability
•	NSTAR paid approximately $37.4 million in common share dividends and retired approximately $37.6 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric and firm gas and transportation energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended June 30,
	2008	2007	% Change Increase/(decrease)

Residential	1,470,217	1,452,034	1.3
Commercial, Industrial and other	3,646,440	3,651,998	(0.2)
Total retail sales	5,116,657	5,104,032	0.2

Firm Gas Sales and Transportation - BBtu	Three Months Ended June 30,
	2008	2007	% Change Increase/(decrease)

Residential	2,932	3,475	(15.6)
Commercial and Industrial	3,913	3,694	5.9
Municipal	479	444	7.9
Total firm sales	7,324	7,613	(3.8)

The 0.2% or 12,625 MWh energy sales increase in the second quarter of 2008 reflects increased residential sector demand partially offset by conservation and weather conditions.  The 3.8% decrease in firm gas and transportation sales is due to the warmer spring weather partially offset by the shift of commercial and industrial customers in several instances returning to using natural gas from fuel oil.

Weather and conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR's large commercial and industrial customers.  Refer to the "Electric revenues" and “Gas revenues” sections below for more detailed discussions.

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently cold or warm.  Also, NSTAR’s electric and gas businesses are sensitive to variations in daily weather, are highly influenced by New England’s seasonal variations and are susceptible to severe storm-related disasters that could adversely affect the Company’s ability to provide energy.

Weather measured by cooling degree-days was 9.1% cooler for the second quarter of 2008 as compared to the same period in 2007.  Weather measured by heating degree-days was 14.1% warmer for the second quarter of 2008 as compared to the same period in 2007.

	Three Months Ended		Normal
	June 30,		30-Year
	2008	2007	Average

Heating Degree-Days	874	1,017	972
Percentage (warmer) colder than prior year	(14.1)%	7.1%
Percentage (warmer) colder than 30-year average	(10.1)%	4.6%

Cooling Degree-Days	210	231	175
Percentage (cooler) warmer than prior year	(9.1)%	29.8%
Percentage warmer than 30-year average	20.0%	32.0%

Degree-Days measure changes in daily mean temperature levels.  Weather conditions impact electric sales primarily during the summer and, to a greater extent, gas sales during the winter season in NSTAR's service area.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.

Operating revenues

Operating revenues for the second quarter of 2008 increased $18.6 million or 2.6% from the same period in 2007 as follows:

(in millions)	Three Months Ended June 30,		Increase/(Decrease)
	2008	2007	Amount	Percent
Electric revenues
Retail distribution and transmission	$231.9	$220.2	$11.7	5.3
Energy, transition and other	372.9	372.2	0.7	0.2
Total retail electric revenues	604.8	592.4	12.4	2.1
Gas revenues
Firm and transportation	24.7	25.7	(1.0)	(3.9)
Energy supply and other	78.6	74.1	4.5	6.1
Total gas revenues	103.3	99.8	3.5	3.5

Unregulated operations revenues	35.6	32.9	2.7	8.2
Total operating revenues	$743.7	$725.1	$18.6	2.6

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

The increase of $11.7 million, or 5.3%, in retail distribution and transmission revenues primarily reflects:

•

Higher distribution revenues due to the impact of the annual inflation-adjustment to distribution rates and increased energy sales of 0.2% ($7.1 million).  This annual inflation-adjustment is generally offset by an equal and corresponding reduction in transition rates

•	Increased transmission revenues primarily due to increased transmission investment base ($8.2 million)

These increases were partially offset by:

•	Decreased transmission revenues related to lower forecasted RMR payments to energy generators ($3.6 million)

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated earnings.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs, rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $0.7 million increase in energy, transition and other revenues is primarily attributable to slightly higher basic service rates in the second quarter of 2008.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area.  Firm and transportation revenues decreased $1.0 million primarily attributable to the 3.8% decrease in BBtu sales.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenues increase of $4.5 million primarily reflects an increase in the cost of gas per therm purchased, partially offset by a 3.8% decrease in energy sales.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR's district energy and telecommunications operations.  Unregulated revenues were $35.6 million for the quarter ended June 30, 2008 compared to $32.9 million in 2007, an increase of $2.7 million, or 8.2%.  The increase in unregulated revenues is primarily the result of increased energy sales prices.

Operating expenses

Purchased power and transmission were $308 million in the second quarter of 2008 compared to $304.8 million in the same period of 2007, an increase of $3.2 million, or 1%.  The increase in expense reflects higher transmission costs of $32.9 million primarily as a result of a $24.8 million increase in transmission-related congestion costs and higher regional network support costs of $8.2 million.  This increase is partially offset by lower basic service and other energy supply costs for both NSTAR’s regulated and unregulated companies of $29.7 million.  This change in basic service costs is partially due to a higher proportion of customers receiving the energy portion of their service from competitive suppliers in 2008 than in 2007.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of NSTAR Electric’s energy supply expense have no impact on earnings.

Cost of gas sold, representing NSTAR Gas' supply expense, was $69.8 million in the second quarter of 2008 compared to $64.9 million in 2007, an increase of $4.9 million, or 7.6%.  Despite lower firm gas sales of 3.8%, the increase in expense reflects higher costs of gas supply per therm.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $113.9 million in the second quarter of 2008 compared to $103.6 million in the same period of 2007, an increase of $10.3 million, or 10%.  This increase primarily relates to the impact of fluctuations in the fair value of deferred compensation liabilities of $3.2 million, the impact related to the timing of maintenance and capital work of approximately $3.1 million, increases in labor costs due to the timing of the Company’s planned attrition replacement program and increased storm related costs.

Depreciation and amortization expense was $93.2 million in the second quarter of 2008 compared to $90.7 million in the same period of 2007, an increase of $2.5 million or 2.8%.  The increase primarily reflects slightly higher depreciable distribution and transmission plant in service and higher software amortization costs.

DSM and renewable energy programs expense was $16.7 million in the second quarter of 2008 and in the same period of 2007 which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $23.1 million in the second quarter of 2008 compared to $21.0 million in the same period of 2007, an increase of $2.1 million, or 10%, reflecting higher assessments due to increased overall property investment.

Income tax expense attributable to operations was $30.9 million in the second quarter of 2008 compared to $30.6 million in the same period of 2007, an increase of $0.3 million, or 1%, reflecting the impact of higher pre-tax operating income in 2008.

Interest charges (income)

Interest on long-term debt and transition property securitization certificates was $40.5 million in the second quarter of 2008 compared to $38.3 million in the same period of 2007, an increase of $2.2 million, or 5.7%.  This increase in interest expense reflects:

•	$4.3 million in interest costs associated with NSTAR Electric's $300 million Debentures issued in November 2007

This increase was partially offset by:

•

Lower interest costs on transition property securitization debt of $2 million resulting from redemptions of these securities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs

Short-term and other interest expense (income) was ($1.7 million) of interest income in the second quarter of 2008 compared to $5.4 million of expense in the same period of 2007, a change of $7.1 million, or 131%.  This change in short-term and other interest expense (income) reflects:

•

Lower short-term borrowing costs of $4.2 million resulting from an approximate 320 basis point decrease in the 2008 weighted average borrowing rate and, to a lesser extent, a lower average level of funds borrowed in 2008 as compared to the same period in 2007. The weighted average short-term interest rate including fees was 2.3% and 5.5% in the three-month periods ended June 30, 2008 and 2007, respectively

•	Increased interest income of $3.1 million related to the timing of the collection of regulatory assets

Common Share Dividends

NSTAR's current quarterly cash dividend rate is $0.35 per share or $1.40 per share on an annualized basis. On June 26, 2008, NSTAR's Board of Trustees declared a quarterly cash dividend of $0.35 per share for shareholders of record on July 10, 2008, payable August 1, 2008.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Executive Summary

Earnings per common share were as follows:

	Six Months Ended June 30,
	2008	2007	% Change
Basic	$1.03	$0.92	12%
Diluted	$1.02	$0.91	12%

Net income was $109.6 million for the six-month period ended June 30, 2008 compared to $97.9 million for the same period in 2007.  Major factors (after-tax) that contributed to the $11.7 million, or 12%, increase in 2008 earnings include:

•	Higher electric distribution revenues as a result of the Rate Settlement Agreement and increased energy sales of 0.7% ($9.0 million)
•	Higher transmission revenues as a result of increased transmission investment base ($7.7 million)
•	Non-recurring cumulative impact of implementing the March 2008 FERC order ($2.4 million)
•	Higher earnings from NSTAR’s unregulated businesses ($4.6 million)
•	Environmental insurance settlement proceeds ($2.9 million)
•	Lower net interest expense primarily as a result of decreased interest rates and increased interest income related to regulatory assets ($2.9 million)

These increases in earnings factors were partially offset by:

•

Higher operations and maintenance expenses ($9.4 million) of which approximately $1.6 million relates to the timing of maintenance and capital work.  The remaining increase primarily relates to higher labor costs, bad debts and storm costs

•	Higher depreciation and amortization expense in 2008 related to higher depreciable electric and gas distribution plant in service ($2.9 million)
•	Lower firm gas revenues due to lower sales of 3.4% ($2.1 million)
•	The absence of executive life insurance proceeds recognized in 2007 ($1.8 million)

Significant cash flow events during the first half of 2008 include the following:

•

Cash flows from operating activities provided approximately $294.4 million, a decrease of $43 million, as compared to the same period in 2007.  The decrease primarily reflects a change in the timing of income tax payments and an increase in regulatory deferrals when compared to the same period in 2007.  $66 million of incremental estimated income tax payments were made during the period that were not made in 2007.  These decreases were partially offset by the timing of payables and energy supply payments

•	NSTAR invested approximately $196 million in capital projects to improve capacity and reliability
•	NSTAR paid approximately $74.8 million in common share dividends and retired approximately $78.8 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric and firm gas and transportation energy sales for the periods indicated:

Retail Electric Sales - MWh	Six Months Ended June 30,
	2008	2007	% Change Increase

Residential	3,162,863	3,142,377	0.7
Commercial, Industrial and other	7,378,533	7,322,684	0.8
Total retail sales	10,541,396	10,465,061	0.7

Firm Gas Sales and Transportation - BBtu	Six Months Ended June 30,
	2008	2007	% Change Increase/(decrease)

Residential	12,641	13,634	(7.3)
Commercial and Industrial	12,847	12,813	0.3
Municipal	1,858	1,851	0.4
Total firm sales	27,346	28,298	(3.4)

The 0.7% or 76,335 MWh energy sales increase in the first half of 2008 reflects the impact of an additional day from the leap year in 2008 and increased residential sector demand partially offset by conservation and weather conditions.  The 3.4% decrease in firm gas and transportation sales is due to the milder winter weather offset by the leap year impact and the shift of commercial and industrial customers in several instances returning to using natural gas from fuel oil.  All gas customer segments are impacted by continued customer conservation efforts.

Weather, higher fuel costs, conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions, higher fuel costs and conservation measures affect NSTAR's large commercial and industrial customers.  Refer to the "Electric revenues" and “Gas revenues” sections below for more detailed discussions.

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently cold or warm.  Also, NSTAR’s electric and gas businesses are sensitive to variations in daily weather, are highly influenced by New England’s seasonal variations and are susceptible to severe storm-related disasters that could adversely affect the Company’s ability to provide energy.

Weather measured by heating degree-days was 6.6% warmer for the first half of 2008 as compared to the same period in 2007.  Weather measured by cooling degree-days was 9.1% cooler for the first half of 2008 as compared the same period in 2007.

	Six Months Ended		Normal
	June 30,		30-Year
	2008	2007	Average

Heating Degree-Days	4,060	4,347	4,311
Percentage (warmer) colder than prior year	(6.6)%	10.0%
Percentage (warmer) colder than 30-year average	(5.8)%	1.7%

Cooling Degree-Days	210	231	176
Percentage (cooler) warmer than prior year	(9.1)%	29.8%
Percentage warmer than 30-year average	19.3%	31.3%

Degree-Days measure changes in daily mean temperature levels.  Weather conditions impact electric sales primarily during the summer and, to a greater extent, gas sales during the winter season in NSTAR's service area.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.

Operating revenues for the first half of 2008 decreased $70.2 million or 4.1% from the same period in 2007 as follows:

(in millions)	Six Months Ended June 30,		Increase/(Decrease)
	2008	2007	Amount	Percent
Electric revenues
Retail distribution and transmission	$446.3	$449.2	$(2.9)	(0.6)
Energy, transition and other	777.7	837.7	(60.0)	(7.2)
Total retail electric revenues	1,224.0	1,286.9	(62.9)	(4.9)
Gas revenues
Firm and transportation	85.1	86.9	(1.8)	(2.1)
Energy supply and other	252.8	265.7	(12.9)	(4.8)
Total gas revenues	337.9	352.6	(14.7)	(4.2)

Unregulated operations revenues	77.4	70.0	7.4	10.6
Total operating revenues	$1,639.3	$1,709.5	$(70.2)	(4.1)

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

The decrease of $2.9 million, or 0.6%, in retail distribution and transmission revenues primarily reflects:

•	Decreased transmission revenues related to lower forecasted RMR payments to energy generators ($30.4 million)

This decrease was partially offset by:

•

Higher distribution revenues due to the impact of the annual inflation-adjustment to distribution rates and increased energy sales of 0.7% ($14.8 million).  This annual inflation-adjustment is generally offset by an equal and corresponding reduction in transition rates

•	Increased transmission revenues primarily due to increased transmission investment base ($12.7 million)

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under basic service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property and annual cost reconciliation true-up adjustments.  The $60.0 million decrease in energy, transition and other revenues is primarily attributable to the decrease in both energy supply costs and non-retail regional transmission revenues.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge at a rate of 10.88%.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for NSTAR Gas' recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within NSTAR Gas' service area.  The $1.8 million decrease in firm and transportation revenues is primarily attributable to warmer winter weather conditions offset by customers switching back to natural gas from alternate fuel sources as a result of higher energy price concerns.  These factors resulted in the decrease in sales volumes of 3.4% through June 30, 2008.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supply costs.  The energy supply and other revenues decrease of $12.9 million primarily reflects the impact of 3.4% decrease in energy sales partially offset by an increase in the CGAC factor for the current period.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are primarily derived from NSTAR's district energy and telecommunications operations.  Unregulated revenues were $77.4 million through June 30, 2008 compared to $70 million in 2007, an increase of $7.4 million, or 10.6%.  The increase in unregulated revenues is primarily the result of the absence of a provision for a potential customer refund recorded in 2007 and increases in energy sales, prices and ISO-NE capacity revenues during 2008.

Operating expenses

Purchased power and transmission were $654.9 million in the first half of 2008 compared to $738.6 million in the same period of 2007, a decrease of $83.7 million, or 11.3%.  Despite higher energy sales of 0.7%, the decrease in expense reflects lower basic service and other energy supply costs of $104.6 million for both NSTAR's regulated and unregulated companies.  This decrease is further impacted by a higher proportion of customers receiving the energy portion of their service from competitive suppliers in 2008 than in 2007.  These decreases were partially offset by an increase in transmission costs of $20.9 million as a result of a $31.9 million increase in transmission-related congestion costs, offset by a decline in regional network support costs of $10.1 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of NSTAR Electric’s energy supply expense have no impact on earnings.

Cost of gas sold, representing NSTAR Gas' supply expense, was $232.3 million in the first half of 2008 compared to $243.4 million in 2007, a decrease of $11.1 million, or 4.6%.  The decrease in cost primarily reflects the 3.4% decrease in firm gas sales and the incremental settlement of cash flow hedging contracts during the current six-month period of $22.8 million, partly offset by higher costs of gas supply per therm. NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $226.3 million in the first half of 2008 compared to $217.7 million in the same period of 2007, an increase of $8.6 million, or 4%.  This increase primarily relates to the timing of maintenance and capital work, higher labor and labor related costs, higher bad debts and higher storm related costs.

Depreciation and amortization expense was $192.5 million in the first half of 2008 compared to $187.3 million in the same period of 2007, an increase of $5.2 million or 2.8%.  The increase primarily reflects higher depreciable distribution and transmission plant in service and higher software amortization costs.

DSM and renewable energy programs expense was $35.0 million in the first half of 2008 compared to $34.6 million in the same period of 2007, an increase of $0.4 million, or 1%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $50.1 million in the first half of 2008 compared to $47.7 million in the same period of 2007, an increase of $2.4 million, or 5%, reflecting higher overall property investment.

Income tax expense attributable to operations was $64.7 million in the first half of 2008 compared to $58.3 million in the same period of 2007, an increase of $6.4 million, or 11%, reflecting higher pre-tax operating income in 2008.

Other income, net

Total other income, net  was approximately $4.7 million in the first half of 2008 compared to $3.9 million in the same period of 2007, an increase of $0.8 million, or 21%.  The increase primarily reflects income of $2.9 million, net of tax, from the proceeds of an environmental insurance settlement.  This was partially offset by the absence of executive life insurance proceeds of $1.8 million received in 2007.

Interest charges (income)

Interest on long-term debt and transition property securitization certificates was $81.8 million in the first half of 2008 compared to $77.6 million in the same period of 2007, an increase of $4.2 million, or 5.4%.  This increase in interest expense reflects:

•	$8.6 million in interest costs associated with NSTAR Electric’s $300 million Debentures issued in November 2007.

This increase was partially offset by:

•

Lower interest costs on transition property securitization debt of $4 million resulting from redemptions of these securities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding collateralized by the future income stream associated primarily with NSTAR's stranded costs

Short-term and other interest expense (income) was ($3.2 million) of interest income in the first half of 2008 compared to $11.6 million of expense in the same period of 2007, a change of $14.8 million, or 128%.  This change in short-term and other interest expense (income) reflects:

•

Lower borrowing costs of $7.8 million resulting from an approximate 260 basis point decrease in the 2008 weighted average borrowing rate and, to a lesser extent, a lower average level of funds borrowed in 2008 as compared to the same period in 2007.  The weighted average short-term interest rate including fees was 2.9% and 5.5% in the six-month periods ended June 30, 2008 and 2007, respectively

•	Increased interest income of $6.5 million related to the timing of the collection of regulatory assets, including $0.9 million related to the implementation of the March 2008 FERC order

Liquidity and Capital Resources

     Current Cash Flow Activity

NSTAR's primary uses of cash in the first half of 2008 included capital expenditures, dividend payments  and payments of securitized debt.

Net operating cash flow in the first half of 2008 provided $294.4 million.  The Company used $206 million in its net investing activities that consisted of $196 million of plant expenditures.  Additionally, the Company used $98.3 million in its net financing activities primarily due to the redemption of long-term and securitized debt and payment of dividends.

     Operating Activities

The net cash provided by operating activities decreased by $43 million to $294.4 million in the first half of 2008 when compared to the same period in 2007.  The decrease is primarily due to the timing of estimated income tax payments, totaling $66 million, which were made during the current period but not made until the fourth quarter in 2007.  Also contributing to the overall decrease was an increase in the transmission and cost of gas under-collection from customers; partially offset by a reduction in the basic service energy costs under-collection from customers and the timing of payables and energy supply payments when compared to the same period in 2007.

     Investing Activities

The net cash used in investing activities in the first half of 2008 of $206 million consists primarily of capital expenditures related to infrastructure investments in transmission and distribution systems. Capital expenditures increased $24.8 million to $196 million primarily due to higher spending on transmission projects in 2008 compared to the same period in 2007.

     Financing Activities

The net cash used in financing activities in the first half of 2008 of $98.3 million primarily reflects long-term and securitized debt redemptions of $78.8 million and payment of dividends to common shareholders of $74.8 million offset by an increase in short-term debt of $70.6 million.

NSTAR's banking arrangements provide for daily cash transfers to the Company's disbursement accounts as vendor checks are presented for payment and the right of offset does not exist among accounts.  Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements.  NSTAR Gas has financial covenant requirements under its long-term debt arrangements and was in compliance at June 30, 2008 and December 31, 2007.  NSTAR's long-term debt other than its Mortgage Bonds, issued by NSTAR Gas and MATEP, is unsecured.

NSTAR’s $175 million revolving credit agreement expires December 31, 2012.  At June 30, 2008 and December 31, 2007, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at June 30, 2008 and December 31, 2007, had $123 million and $4 million outstanding, respectively.  Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  Commitment fees must be paid on the total agreement amount.  At June 30, 2008 and December 31, 2007, NSTAR was in full compliance with the aforementioned covenant as the ratios were 58.3% and 58.2%, respectively.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 23, 2008, with maturity dates no later than October 23, 2009, in amounts such that the aggregate principal does not exceed $655 million at any one time.  On April 11, 2008, NSTAR Electric filed to extend this authorization until October 23, 2010.  This filing is pending FERC approval.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012.  However, unless NSTAR Electric receives the necessary approvals from the DPU for long-term borrowings under the credit agreement, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At June 30, 2008 and December 31, 2007, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had $351 million and $257.0 million outstanding at June 30, 2008 and December 31, 2007, respectively.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  At June 30, 2008 and December 31, 2007, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 47.1% and 46.2%, respectively.

As of December 31, 2007, NSTAR Gas had a $200 million line of credit.  This line was reduced to $100 million on January 4, 2008 and is due to expire on November 20, 2008.  As of June 30, 2008 and December 31, 2007, NSTAR Gas had $0 and $142.4 million outstanding, respectively.

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

Item 1A.  Risk Factors

Shareholders or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR's Annual Report on Form 10-K for the year ended December 31, 2007 and in other information in this Quarterly Report on Form 10-Q.

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the NSTAR 2007 Long-Term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended June 30, 2008, all shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

April	118,920	$31.69
May	108,879	$32.60
June	33,961	$33.81
Total second quarter	261,760	$32.34

Item 4.  Submission of Matters to a Vote of Security Holders

NSTAR’s Annual Meeting of Shareholders was held on May 1, 2008.  Proxies representing 91,896,658 shares, or 86%, of the 106,808,376 outstanding shares entitled to vote were present at the Annual Meeting, constituting a quorum.  The shareholder voting results of the election of four Class III trustees and the ratification of the appointment of NSTAR’s independent registered public accounting firm are presented as follows:

Proposal 1.  The following four Class III trustees were elected to serve until the 2011 Annual Meeting and until the election and qualification of their respective successors:

Nominees	For	Withheld

Charles K. Gifford	89,774,569	2,122,089
Paul A. La Camera	89,474,127	2,422,531
Sherry H. Penney	89,149,417	2,747,241
William C. Van Faasen	89,370,613	2,526,045

Proposal 2.  Shareholders ratified the appointment of PricewaterhouseCoopers LLP as NSTAR’s independent registered public accounting firm for the 2008 fiscal year, as follows:

For		Against		Abstain		No Vote
90,137,193	98.1%	1,010,938	1.1%	748,527	0.8%	-	-

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

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

NSTAR
(Registrant)

Date: August 1, 2008	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer