Form 10-Q
period 2008-09-30
NSTAR/MA
filed 2008-11-10
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1 per share, as of November 6, 2008.

NSTAR

Form 10-Q

 Quarterly Period Ended September 30, 2008

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements (Unaudited):
	Consolidated Statements of Income	4
	Consolidated Statements of Retained Earnings	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Balance Sheets	6 - 7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9 - 18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36 - 37
Item 4.	Controls and Procedures	37

Part II. Other Information:
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	39

Signature		40

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q, and 8-K reports, proxy statements, and other information with the Securities and Exchange Commission (SEC).  You may access materials NSTAR has filed with the SEC on the SEC's website at www.sec.gov.  NSTAR's SEC filings can also be accessed free of charge on NSTAR’s website at www.nstar.com: select “Investor Relations,” “Financial Information” and then, “SEC Filings” or, they may also be obtained by writing to NSTAR's Investor Relations Department at the address on the cover of this Form 10-Q or, by calling 781-441-8338.

NSTAR's Board of Trustees has various committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee, and a Board Governance and Nominating Committee.  The Board also has a standing Executive Committee.  In addition, the Board has adopted the NSTAR Board of Trustees Guidelines on Significant Corporate Governance Issues, NSTAR’s Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and NSTAR’s Code of Ethics and Business Conduct for Trustees, Officers, and Employees (“Code of Ethics”).  NSTAR intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Officer, or Chief Financial Officer, or any other executive officer, as it relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, on Form 8-K, within five business days following the date of such amendment or waiver.  NSTAR’s Corporate Governance documents, including charters, guidelines, and codes, and any amendments to such charters, guidelines, and codes that are applicable to NSTAR's executive officers, senior financial officers, or trustees, can be accessed free of charge on NSTAR's website at www.nstar.com:  select "Investor Relations,” "Company Information” and then, “Corporate Governance.”

The certifications of NSTAR's Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes -Oxley Act of 2002 are filed with this Quarterly Report on Form 10-Q as Exhibits 31.1, 31.2, 32.1, and 32.2.

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
Unregulated Operations	Represents non rate-regulated operations of AES, NSTAR Com, and Hopkinton

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
BBtu	Billions of British thermal units
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
EPS	Earnings Per Common Share
GAAP	Generally Accepted Accounting Principles in the United States of America
LDAC	Local Distribution Adjustment Clause
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits other than Pensions
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
YA	Yankee Atomic Electric Company

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934.  These forward-looking statements may also be contained in other filings with the SEC, in press releases, and oral statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance.  Some or all of these forward-looking statements may not turn out to be what NSTAR expected.  Actual results could differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

•	adverse financial market conditions including changes in interest rates and the availability and cost of capital
•	future economic conditions in global markets
•

changes to prevailing local, state, and federal governmental policies and regulatory actions (including those of the DPU and the FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets and energy costs, financings, municipalization acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies, and changes in and compliance with environmental and safety laws and policies

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	weather conditions that directly influence the demand for electricity and natural gas
•	impact of continued cost control processes on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of adverse union contract negotiations
•	damage from major storms
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in specific hazardous waste site conditions and the specific cleanup technology
•	prices and availability of operating supplies
•	impact of terrorist acts, and
•	impact of service quality performance measures

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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating revenues	$892,208	$804,919	$2,531,504	$2,514,432

Operating expenses:
Purchased power and transmission	434,690	360,734	1,089,579	1,099,345
Cost of gas sold	38,697	29,799	271,023	273,172
Operations and maintenance	106,618	112,385	332,874	330,043
Depreciation and amortization	91,738	89,716	284,200	277,041
DSM and renewable energy programs	19,767	18,562	54,762	53,199
Property and other taxes	23,711	22,834	73,808	70,566
Income taxes	53,699	49,828	118,446	108,098
Total operating expenses	768,920	683,858	2,224,692	2,211,464

Operating income	123,288	121,061	306,812	302,968

Other income (deductions):
Other income, net	1,931	2,410	7,236	7,712
Other deductions, net	(1,699)	(1,177)	(2,346)	(2,600)
Total other income, net	232	1,233	4,890	5,112

Interest charges (income):
Long-term debt	33,329	29,174	100,061	87,577
Transition property securitization	6,982	8,997	22,090	28,142
Short-term debt and other, net	(2,852)	720	(6,026)	12,292
AFUDC	(249)	(1,285)	(1,318)	(3,519)
Total interest charges	37,210	37,606	114,807	124,492

Preferred stock dividends of subsidiary	490	490	1,470	1,470
Net income	$85,820	$84,198	$195,425	$182,118

Weighted average common shares outstanding:
Basic	106,808	106,808	106,808	106,808
Diluted	107,038	107,047	107,030	107,120

Earnings per common share:
Basic	$0.80	$0.79	$1.83	$1.71
Diluted	$0.80	$0.79	$1.83	$1.70

Dividends declared per common share	$0.35	$0.325	$1.05	$0.975

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance at the beginning of the period, as previously reported	$825,765	$739,428	$790,926	$664,323
Adoption of FIN 48	-	-	-	46,610
Adjusted balance at the beginning of the period	825,765	739,428	790,926	710,933
Add:
Net income	85,820	84,198	195,425	182,118
Subtotal	911,585	823,626	986,351	893,051
Deduct:
Dividends declared:
Common shares	37,383	34,713	112,149	104,138
Balance at the end of the period	$874,202	$788,913	$874,202	$788,913

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$85,820	$84,198	$195,425	$182,118
Other comprehensive income, net:
Pension and postretirement benefits costs	537	561	1,496	1,680
Deferred income tax expense	(243)	(231)	(616)	(692)
Comprehensive income	$86,114	$84,528	$196,305	$183,106

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2008	2007
Assets
Utility Plant:
Electric and gas plant in service, at original cost	$5,563,813	$5,350,795
Less: accumulated depreciation	1,405,671	1,321,013
	4,158,142	4,029,782
Construction work in progress	152,113	112,513
Net utility plant	4,310,255	4,142,295

Other property and investments:
Nonutility property, net	134,772	143,930
Equity investments	6,840	7,067
Other investments	75,262	83,664
	216,874	234,661

Current assets:
Cash and cash equivalents	32,017	34,121
Restricted cash	13,021	3,938
Accounts receivable, net of allowance of $33,333 and $29,426, respectively	319,324	328,651
Accrued unbilled revenues	51,047	59,859
Regulatory assets	566,023	527,382
Inventory, at average cost	148,433	120,251
Other	13,959	14,369
	1,143,824	1,088,571

Deferred debits:
Regulatory assets	1,796,998	2,041,600
Other	126,301	123,298
	1,923,299	2,164,898

Refundable income taxes	129,120	129,120
Total assets	$7,723,372	$7,759,545

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2008	2007
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share, 200,000,000
shares authorized, 106,808,376 issued and outstanding	$106,808	$106,808
Premium on common shares	818,223	818,674
Retained earnings	874,202	790,926
Accumulated other comprehensive loss	(11,713)	(12,593)
	1,787,520	1,703,815

Long-term debt and preferred stock:
Long-term debt	2,013,351	2,017,439
Transition property securitization	331,207	483,961
Cumulative non-mandatory redeemable preferred stock of subsidiary, par value $100 per share, 2,890,000 shares authorized, 430,000 shares outstanding	43,000	43,000
	2,387,558	2,544,400

Current liabilities:
Long-term debt	5,774	5,124
Transition property securitization	130,275	93,407
Notes payable	502,187	403,400
Income taxes	110,578	80,144
Accounts payable	266,913	310,640
Power contract obligations	151,413	147,841
Accrued interest	33,339	30,956
Dividends payable	37,710	37,710
Accrued expenses	16,130	16,850
Other	73,780	64,240
	1,328,099	1,190,312

Deferred credits:
Accumulated deferred income taxes	1,099,692	1,116,073
Unamortized investment tax credits	18,853	20,100
Power contract obligations	375,544	467,932
Pension and other postretirement liability	279,273	278,215
Regulatory liability - cost of removal	266,421	258,948
Other	180,412	179,750
	2,220,195	2,321,018

Commitments and contingencies

Total capitalization and liabilities	$7,723,372	$7,759,545

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net income	$195,425	$182,118
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	289,379	282,107
Deferred income taxes	(11,527)	(15,586)
Noncash stock-based compensation	7,591	6,637
Premium paid on long-term debt redemption	-	(17,647)
Net changes in:
Accounts receivable and accrued unbilled revenues	18,139	(2,134)
Inventory	(28,182)	7,282
Accounts payable	(15,278)	(42,510)
Other current assets	(109)	6,191
Other current liabilities	58,571	62,684
Regulatory assets	57,193	128,099
Net change from other miscellaneous operating activities	(118,766)	(122,073)
Net cash provided by operating activities	452,436	475,168

Investing activities:
Plant expenditures (including AFUDC)	(312,125)	(269,671)
Proceeds from sale of utility property	1,750	-
(Increase) decrease in restricted cash	(9,083)	2,755
Net change in other investment activities	7,014	(2,855)
Net cash used in investing activities	(312,444)	(269,771)

Financing activities:
Long-term debt redemptions	(4,463)	(82,017)
Transition property securitization redemptions	(115,886)	(111,353)
Net change in notes payable	98,787	110,600
Change in disbursement accounts	(3,085)	(3,782)
Common share dividends paid	(112,149)	(104,138)
Cash received for exercise of equity compensation	3,254	7,748
Cash used to settle equity compensation	(9,076)	(20,027)
Windfall tax effect of settlement of equity compensation	522	2,462
Net cash used in financing activities	(142,096)	(200,507)

Net (decrease) increase in cash and cash equivalents	(2,104)	4,890
Cash and cash equivalents at the beginning of the year	34,121	16,132
Cash and cash equivalents at the end of the period	$32,017	$21,022

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$123,199	$138,626
Income taxes	$108,260	$56,212

Noncash financing activity:
Plant expenditures included in ending accounts payable	$22,004	$29,821

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR's 2007 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business.  The Company serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's retail electric and natural gas utility transmission and distribution subsidiaries are NSTAR Electric and NSTAR Gas, respectively.  Reference in this report to "NSTAR" shall mean the registrant NSTAR or NSTAR and its subsidiaries as the context requires.  NSTAR also has ownership and is engaged in unregulated operations.

2.  Basis of Consolidation and Accounting

The accompanying financial information presented as of September 30, 2008 and for the three and nine-month periods ended September 30, 2008 and 2007 has been prepared from NSTAR's books and records without audit by an independent registered public accounting firm.  However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q. Financial information as of December 31, 2007 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP.  In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included.  Certain immaterial reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

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

The results of operations for the three and nine-month periods ended September 30, 2008 and 2007 are not indicative of the results that may be expected for an entire year.  The demand for electricity and natural gas is affected by seasonal weather conditions, as well as consumer conservation behavior. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months. Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Pension and Postretirement Benefits Other Than Pensions (PBOP) Plans

NSTAR’s net periodic Pension Plan and PBOP Plan benefit costs for the third quarter were based on the latest available participant census data.  An annual actuarial valuation was completed during the second quarter and cost estimates were adjusted based on the actual results.

NSTAR’s Pension Plan and PBOP Plan assets, which partially consist of equity investments, have been affected by recent declines in the equity markets.  Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans.  The earnings impact of increased Pension and PBOP costs would be somewhat mitigated by NSTAR’s DPU-approved Pension and PBOP rate adjustment mechanism.

Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  During the nine months ended September 30, 2008, NSTAR contributed $15 million to the Plan.  NSTAR anticipates contributing an additional $35 million to the Plan during the remainder of 2008.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007
Service cost	$5.3	$5.4	$15.9	$16.1
Interest cost	15.9	15.5	47.7	46.6
Expected return on Plan assets	(21.6)	(20.9)	(64.7)	(62.5)
Amortization of prior service cost	0.1	0.1	0.2	0.3
Recognized actuarial loss	4.0	5.2	12.0	15.5
Net periodic pension benefit cost	$3.7	$5.3	$11.1	$16.0

Postretirement Benefits Other Than Pensions

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute for postretirement benefits.  During the nine months ended September 30, 2008, NSTAR contributed $11.2 million to this plan and anticipates contributing an additional $3.7 million for the remainder of 2008.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007
Service cost	$1.5	$1.4	$4.4	$4.3
Interest cost	9.1	8.9	27.2	26.7
Expected return on Plan assets	(7.1)	(7.0)	(21.3)	(21.1)
Amortization of prior service cost	(0.4)	(0.4)	(1.2)	(1.1)
Amortization of transition obligation	0.2	0.2	0.6	0.6
Recognized actuarial loss	2.2	2.8	6.7	8.3
Net periodic postretirement benefit cost	$5.5	$5.9	$16.4	$17.7

4. New Accounting Standard

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161) which is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced disclosures.  This standard will be effective on January 1, 2009. NSTAR is currently evaluating the impact SFAS 161 will have on its current disclosures.

Note B.  Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of September 30, 2008 and December 31, 2007, the estimated amount of the cost of removal of approximately $266 million and $259 million, respectively, are reflected as “Deferred credits: Regulatory liability – cost of removal” on the accompanying Consolidated Balance Sheets.  These estimates are based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

NSTAR accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  NSTAR has determined that its electricity supply contracts qualify for, and NSTAR has elected, the normal purchases and sales exception.  As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets.  NSTAR has only one significant gas supply contract.  This contract is an all-requirements portfolio asset management contract that expires in October 2009.  This contract does not qualify for the normal purchases and sales exception; however, it contains market based pricing terms and, therefore, no financial statement adjustments are required.  Gas supply costs incurred related to this contract were $22 million and $17 million for the three-month periods and $190 million and $158 million for the nine-month periods ended September 30, 2008 and 2007, respectively, and have been recorded to “Cost of gas sold” on the accompanying Consolidated Statements of Income.

      Hedging Agreements

NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice minimizes the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure gas supply and therefore NSTAR Gas does not take physical delivery of gas. These contracts qualify as derivative financial instruments, specifically cash flow hedges, under SFAS 133, as amended by SFAS 149.  Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date.  All actual costs incurred or benefits realized are included in the CGAC of NSTAR Gas.  As a result, NSTAR Gas records an offsetting regulatory asset or liability for the market price changes, in lieu of recording the adjustment to Other Comprehensive Income.  Currently, these derivative contracts extend through April 2009.  As of September 30, 2008 and December 31, 2007, NSTAR had recorded a liability and a corresponding regulatory asset of $23.8 million and $10.5 million, respectively, to reflect the fair value of these contracts.  During the nine months ended September 30, 2008 and 2007, $2.4 million and $25 million, respectively, of these financial contracts were settled and were recognized as additional charges to “Cost of gas sold” on the accompanying Consolidated Statements of Income.

Note D.  Service Quality Indicators

On March 1, 2007, NSTAR Electric and NSTAR Gas filed their 2006 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of reliability and performance.  The reports indicate that no penalty was assessable for 2006.  The DPU approved both filings but did not approve NSTAR Electric’s benchmarks due to outstanding DPU decisions relating to changes in the calculation of reliability measures for the duration and frequency of service interruptions.  On September 25, 2008, the DPU issued an order clarifying these requirements, and NSTAR Electric will file recalculated benchmarks later this year.  The September 2008 DPU order also required utilities to base their performance on a single territory reporting area.

On February 29, 2008, NSTAR Electric and NSTAR Gas filed their 2007 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of performance.  The NSTAR Electric report did not include 2007 results for reliability measures for the duration and frequency of service interruptions due to the outstanding DPU decisions.  The filed reports indicate that no penalty was assessable for 2007 for non-reliability measurements.  On May 16, 2008, the DPU issued an order that approved the NSTAR Gas 2007 Service Quality Report, as filed.  The September 2008 order clarified the outstanding issues pertaining to calculating reliability measures for the duration and frequency of service interruptions.  NSTAR Electric will now file its 2007 Service Quality Report for reliability performance information later this year.

The Rate Settlement Agreement approved by the DPU established additional performance measures applicable to NSTAR's rate regulated subsidiaries.  The Rate Settlement Agreement established, for NSTAR Electric, a performance benchmark relating to its poor performing circuits, with a maximum penalty or incentive of $0.5 million.  The May 16, 2008 DPU order clarified that the performance periods applicable to this benchmark were prospective three-year periods commencing with the effective date of the Rate Settlement Agreement on January 1, 2006.  Therefore, NSTAR Electric will not be able to determine its circuit performance results until the end of 2008.

In addition, the May and September 2008 DPU orders established new NSTAR Electric performance metrics related to certain poor performing circuits.  These new performance metrics measure circuit performance over a three-year period that commenced on January 1, 2007.  The performance results relating to the SQI circuits will not entitle NSTAR Electric to any performance incentives.  NSTAR Electric will not be able to determine its performance related to these new SQI circuit performance measurements until the end of 2009.

On July 2, 2008, the Massachusetts Legislature passed the “Green Communities Act” (the “GC Act”), an energy policy legislation.  Among other things, the GC Act increased the potential maximum service quality performance penalties provision from 2% to 2.5% of total transmission and distribution revenues effective for the 2009 performance year.

Note E.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $29.2 million and $30.2 million and corresponding net increases in accumulated deferred income taxes were recorded as of September 30, 2008 and December 31, 2007, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income tax deficiencies at the adoption of SFAS 109.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2008 and the actual effective income tax rate for the year ended December 31, 2007:

	2008	2007
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	5%	5%
Other	(2)%	(2)%
Effective tax rate	38%	38%

Uncertain Tax Positions

There were no changes to estimates of unrecognized tax benefits during the three or nine-month periods ended September 30, 2008.

Tax Matter

On July 3, 2008, the Governor of Massachusetts signed into law “An Act Relative to Tax Fairness and Business Competitiveness” (the “Tax Act”).  The Tax Act will become effective on January 1, 2009.  The major provisions of the Tax Act that are applicable to NSTAR and its subsidiaries include the adoption of unitary tax reporting, rate reductions for unregulated entities, and entity classification conformity.  NSTAR is currently reviewing the provisions of the Tax Act and does not expect that it will have a material impact on its results of operations, financial position, or cash flows.

Note F.  Earnings Per Common Share

Basic EPS is calculated by dividing net income, which includes a deduction for preferred dividends of a subsidiary, by the weighted average common shares outstanding during the respective period.  Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares are increased to include the impact of potential (nonvested) shares and stock options granted, such as stock-based compensation, in accordance with NSTAR’s Long Term Incentive Plan.

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Net income	$85,820	$84,198	$195,425	$182,118
Basic EPS	$0.80	$0.79	$1.83	$1.71
Diluted EPS	$0.80	$0.79	$1.83	$1.70

Weighted average common shares
outstanding for basic EPS	106,808	106,808	106,808	106,808
Effect of diluted shares:
Weighted average dilutive potential common shares	230	239	222	312
Weighted average common shares outstanding for diluted EPS	107,038	107,047	107,030	107,120

Note G.  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments are its traditional core businesses of electric and natural gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications, and a liquefied natural gas service.  Amounts shown on the following table for the three and nine-month periods ended September 30, 2008 and 2007 include the allocation of NSTAR's (parent company) results of operations (primarily interest costs) and assets to each business segment, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively.  The allocation of parent company charges is based on an indirect allocation of the parent company's investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended September 30,
2008
Operating revenues	$792,953	$60,893	$38,362	$892,208
Segment net income (loss)	$87,106	$(5,392)	$4,106	$85,820
2007
Operating revenues	$718,313	$51,717	$34,889	$804,919
Segment net income (loss)	$86,755	$(7,577)	$5,020	$84,198

Nine months ended September 30,
2008
Operating revenues	$2,016,968	$398,832	$115,704	$2,531,504
Segment net income	$170,376	$11,960	$13,089	$195,425
2007
Operating revenues	$2,005,200	$404,304	$104,928	$2,514,432
Segment net income	$162,428	$10,279	$9,411	$182,118

Total assets
September 30, 2008	$6,720,588	$800,057	$202,727	$7,723,372
December 31, 2007	$6,760,380	$799,768	$199,397	$7,759,545

Note H.  Fair Value Measurement

SFAS No. 157, as amended, "Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  While the standard does not expand the use of fair value, it has applicability to several current accounting standards that require or permit measurement of assets and liabilities at fair value.  The Company prospectively adopted SFAS 157 on January 1, 2008, with no impact to its results of operations, financial position, or cash flows.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to determine fair value and requires the Company to classify assets and liabilities carried at fair value based on the observability of these inputs.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of the fair value hierarchy defined by SFAS 157 are:

Level 1 – Unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.  Financial assets utilizing Level 1 inputs include active exchange-traded equity securities.

Level 2 – Quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data.

Level 3 – Unobservable inputs from objective sources.  These inputs may be based on entity-specific inputs. Level 3 inputs include all inputs that do not meet the requirements of Level 1 or Level 2.

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of September 30, 2008.  As required by SFAS 157,

financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures
(in millions)	Level 1	Level 2	Total
Assets:
Government Money Market Securities (a)	$15	$-	$15
Deferred Compensation Assets (b)	29	-	29
Investments (b)	12	-	12
Total	$56	$-	$56

Liabilities
Gas Hedges (c)	$-	$24	$24
Total	$-	$24	$24

(a)  -  Included in “Cash and cash equivalents” on the accompanying Consolidated Balance Sheets

(b)  -  Included in “Other investments” on the accompanying Consolidated Balance Sheets

(c)  -  Included in “Current liabilities: Other” on the accompanying Consolidated Balance Sheets

Note I.  Commitments and Contingencies

1.  Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of September 30, 2008 and December 31, 2007, NSTAR had a liability of approximately $0.8 million for these environmental sites.  This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action.  The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of September 30, 2008 and December 31, 2007, NSTAR had a liability of approximately $12.1 million and $10.1 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was identified as a potentially responsible party.  A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR's responsibilities for such sites evolve or are resolved.  NSTAR's ultimate liability for future environmental remediation costs may vary from these estimates.  Based on NSTAR's current assessment of its environmental responsibilities, existing legal requirements, and regulatory policies, NSTAR does not believe that these environmental remediation costs will have a material adverse effect on NSTAR's consolidated results of operations, financial position, or cash flows.

2.  Regulatory Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement encourages NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May 2008.

NSTAR is unable to predict the timing or ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's reported results of operations for the three or nine-month periods ended September 30, 2008.  However, such a decision could have an impact on future results of operations, financial position, or cash flows.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to recover the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric’s distribution rates would eliminate the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of September 30, 2008, the potential impact to earnings of eliminating the bad debt adder would be approximately $15 million, pre-tax.  NSTAR cannot predict the timing of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR Electric reached an agreement with the FERC staff, the AG, and a wholesale customer.  A final Settlement Agreement was filed on March 12, 2008 and approved by the

FERC on June 19, 2008.  The implementation of this Settlement Agreement did not have an impact on the Company's results of operations, financial position, or cash flows.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, a ROE on transmission facilities of 10.2% plus a 50 basis point adder on regional facilities for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and a ROE of 11.4% thereafter.  In addition, the FERC granted a 100 basis point incentive adder to these ROE’s for qualified investments made in new regional transmission facilities and in service as of December 31, 2008.  This 100 basis point adder, when combined with the FERC's approved ROEs, provides 11.7% and 12.4% returns for the respective time frames.  Customers of the ISO-NE participants benefit from this order because they respond to the need to enhance the New England transmission grid to alleviate congestion costs and reliability concerns.  Transmission projects that are completed and in progress, including NSTAR Electric's 345kV Transmission Project, have significantly reduced these congestion costs and enhanced reliability in the region.

The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision and filed a request for rehearing involving the calculation of the 10.2% base ROE.  The New England Transmission Owners contended that the base ROE should be 10.5%.  On March 24, 2008, the FERC issued an order approving, among other things, a 20 basis point increase, from 10.2% to 10.4%, to base ROE retroactive to February 1, 2005.  As a result of implementing this order, NSTAR Electric recognized $3.0 million of transmission revenue and $0.9 million of interest income related to the applicable carrying charge in the first quarter of 2008.  With this order, NSTAR Electric has the potential to earn a ROE of 12.64% on approved regional transmission facilities post-October 31, 2006.

On October 3, 2008, NSTAR Electric filed with the FERC for the 100 basis point incentive adder and a 46 basis point advanced technology ROE incentive adder on certain cost components related to its 345kV Transmission Project and other transmission projects related to easing congestion in southeastern Massachusetts.  If successful, NSTAR will earn a maximum ROE of 13.1% on certain transmission investments.  NSTAR cannot predict the timing or ultimate outcome of this filing.

On June 12, 2008, the New England Conference of Public Utilities Commissioners, Inc. (NECPUC) filed a complaint with the FERC against the New England Transmission Owners in which it asserts the 100 basis point incentive adder should only apply to original cost estimates for transmission projects and not to actual costs, unless actual costs are lower than original estimates.  On September 25, 2008, the FERC denied this complaint.

Yankee Companies Spent Fuel Litigation

On October 4, 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation proceeding in the amounts of $34.2 million, $32.9 million, and $75.8 million for CY, YA, and MY, respectively.  This judgment in favor of these Yankee Companies relating to the failure of the DOE to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY.  NSTAR Electric’s portion of the judgment amounts to $4.8 million, $4.6 million, and $3 million, respectively.  On December 4, 2006, the DOE filed its notice of appeal of the trial court’s decision.  As a result, the Yankee Companies have not recognized the damage awards on their books, and therefore, NSTAR Electric has not recognized its portion.  On December 14, 2007, the Yankee companies filed complaints against the DOE seeking damages from 2001 for CY and YA, and from 2002 for MY, through a future trial date.  On August 7, 2008, a federal appeals court reversed and remanded the U.S. Court of Federal Claims judgment based on an error in the measurement of the award calculation.  NSTAR cannot predict the timing or ultimate outcome of this decision on appeal or the subsequent complaints.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future.  Changes in these estimates will not affect NSTAR’s results of operations or cash flows because these costs will be collected from customers through NSTAR Electric’s transition charge filings with the DPU.

3.  Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial position, or cash flows for a reporting period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the results of operations, financial condition, and cash flows of NSTAR during the periods presented and should be read in conjunction with the accompanying consolidated financial statements and related notes and with the MD&A in NSTAR's 2007 Annual Report on Form 10-K.

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

Electric utility operations.  For the nine months ended September 30, 2008, NSTAR derived 80% of its operating revenues from the sale, transmission, and distribution of electric energy through its NSTAR Electric retail distribution subsidiary.

Gas operations.  For the nine months ended September 30, 2008, NSTAR derived 16% of its operating revenues from the sale and distribution of natural gas through its NSTAR Gas retail natural gas distribution subsidiary.

Unregulated operations.  For the nine months ended September 30, 2008, NSTAR derived 4% of its operating revenues from non-utility, unregulated operating subsidiaries in telecommunications and district energy operations.

Earnings.  NSTAR's earnings are impacted by its customers' requirements for energy in the form of unit sales of electricity and natural gas, which directly determine the levels of electric retail distribution and natural gas firm and transportation revenues recognized.  In accordance with the regulatory rate structures in which NSTAR operates, its recovery of energy and energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income for the three and nine-month periods ended September 30, 2008 amounted to $85.8 million and $195.4 million, or $0.80 and $1.83 diluted earnings per share, respectively, as compared to $84.2 million and $182.1 million, or $0.79 and $1.70 diluted earnings per share, respectively, for the same periods in 2007, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR's 2007 Form 10-K.

NSTAR’s Pension Plan and PBOP Plan assets, which partially consist of equity investments, have been affected by recent declines in the equity markets.  Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans.  The earnings impact of increased Pension and PBOP costs would be mitigated as a result of NSTAR’s DPU-approved pension and PBOP rate adjustment mechanism.

Rate Structure

a.  Rate Settlement Agreement

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

b.  Basic Service Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those who choose not to buy energy from a competitive energy supplier.  Basic Service rates are reset every six months (every three months for large commercial and industrial customers).  The price of Basic Service is intended to reflect the average competitive market price for electric power.  As of September 30, 2008 and December 31, 2007, customers of NSTAR Electric had approximately 43% and 47%, respectively, of their load requirements provided through Basic Service.  NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms. Although energy delivery charges vary slightly by region, recent average Basic Service rates for all residential and large commercial and industrial customers (comprising approximately 75% of total NSTAR Electric energy sales to Basic Service customers) are as follows:

Residential Customers			Large Commercial / Industrial Customers
Effective Date	Rate per kWh	% Change	Effective Date	Rate per kWh	% Change
July 1, 2007	$0.10838	(8.6)%	July 1, 2007	$0.11327	11.7%
January 1, 2008	$0.11172	3.1%	October 1, 2007	$0.09494	(16.2)%
July 1, 2008	$0.12547	12.3%	January 1, 2008	$0.11064	16.5%
			April 1, 2008	$0.10728	(3.0)%
			July 1, 2008	$0.14101	31.4%
			October 1, 2008	$0.11138	(21.0)%

c.  Firm Natural Gas Rates

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

A summary of recent DPU-approved CGAC factors that reflect normal differences between winter and summer prices and continued volatility of fuel prices on the NYMEX are as follows:

Effective Date	Firm CGAC Factors	% Change
May 1, 2007	$0.8726	27.0%	(b)
November 1, 2007	$0.9799	12.3%	(a)
May 1, 2008	$0.9905	1.1%	(b)
June 1, 2008	$1.2010	21.3%	(b)
July 1, 2008	$1.6356	36.2%	(b)
September 1, 2008	$0.7071	(56.8)%	(b)
November 1, 2008	$1.2424	75.7%	(a)
(a)	Peak CGAC Factor (b)	Off-Peak CGAC Factor

d.  Regulatory Matters

Massachusetts Regulatory Environment

On July 2, 2008, the Governor of Massachusetts signed into law “The Green Communities Act“ (the “GC Act”), an energy policy legislation designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts.  The GC Act:

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

•	Establishes a “smart grid” pilot program;
•	Gives final approval to the State’s participation in the Regional Greenhouse Gas Initiative;
•	Increases the Renewable Portfolio Standard by 1% annually, requiring that by the year 2020 utilities and other electricity suppliers obtain 15% of the power they sell from renewable resources;
•	Authorizes electric distribution companies to construct, own, and operate up to 50 megawatts of solar generating capacity; and
•	Modifies the service quality performance penalty provision (Refer to Note D of the accompanying Notes to Consolidated Financial Statements).

The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs.

On August 7, 2008, the Massachusetts Global Warming Solutions Act (the “GWS Act”) was enacted.  The intention of the GWS Act is to reduce greenhouse gas emissions in Massachusetts across multiple sectors of the economy, first by requiring the reporting of carbon dioxide and other greenhouse gas emissions and then requiring the gradual reduction of such greenhouse gas emissions by 80% of 1990 levels over a 40-year period beginning in 2010.  Regulations setting forth specific detailed requirements under the GWS Act will start with the reporting requirement that is anticipated to be enacted by January 1, 2009.  By January 1, 2012, the State is expected to adopt regulations establishing a desired level of declining emissions limits for resources that emit greenhouse gases.  At this time, NSTAR cannot predict the effect of the GWS Act on its future results of operations, financial position, or cash flows.

Regulatory Proceedings – DPU

On October 1, 2008, NSTAR Electric filed its 2008 Distribution Rate Adjustment/Reconciliation and its 2008 CPSL Program costs for rate adjustments effective January 1, 2009.  This filing included an adjustment for its 2008 CPSL program costs of $5.4 million to be collected in 2009.  This balance includes the net over-collection of 2006 and 2007 CPSL amounts.  The CPSL program relates to incremental spending for double pole inspection and removal program, pole replacement, and underground electric safety programs, which include stray-voltage remediation and manhole inspections, repairs, and upgrades.  For 2006 and 2007, the CPSL cost recovery was estimated to be $13.3 million and $24.0 million, respectively, and those amounts were included in retail distribution rates for 2007 and 2008.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  Recovery of CPSL costs is subject to DPU review and reconciliation to actual costs.  NSTAR cannot predict the timing or the ultimate outcome of these pending filings.

Electric and Gas Rate Decoupling

On July 16, 2008, the DPU ordered all Massachusetts’ electric and gas distribution utility companies to develop plans to decouple their rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption.  Decoupling of rates will allow utility companies to carry out the mandates of the GC Act and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric and gas services.  NSTAR Electric may continue to bill customers under its current approved Rate Settlement Agreement through its expiration in 2012.  However, the July 16, 2008 order allows companies to file for recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved.  Once approved, revenues will be set at a level designed to recover the companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year.

NSTAR Electric expects to file for lost base revenues in 2009.  NSTAR Electric currently does not expect to file for fully decoupled electric rates until after the Rate Settlement Agreement expires in 2012. However, NSTAR Gas may file prior to that date.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement encourages NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of NSTAR's role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May 2008.

NSTAR is unable to predict the timing or ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's reported results of operations for the three or nine-month periods ended September 30, 2008.  However, such a decision could have an impact on future results of operations and cash flows.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to recover the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allowed NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric’s distribution rates would eliminate the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that it does not, NSTAR Electric intends to pursue all legal options.  As of September 30, 2008, the potential impact to earnings of eliminating the bad debt adder would be approximately $15 million, pre-tax.  NSTAR cannot predict the timing of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC approved NSTAR Electric's 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings.  As a result of these proceedings, NSTAR Electric reached an agreement with the FERC staff, the AG, and a wholesale customer.  A final Settlement Agreement was filed on March 12, 2008 and approved by the FERC on June 19, 2008.  The implementation of this Settlement Agreement did not have an impact on the Company's results of operations, financial position, or cash flows.

FERC Transmission ROE

On October 31, 2006, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, a ROE on transmission facilities of 10.2% plus a 50 basis point adder on regional facilities for joining a RTO from February 1, 2005 (the RTO effective date) through October 31, 2006, and a ROE of 11.4% thereafter.  In addition, the FERC granted a 100 basis point incentive adder to these ROE’s for qualified investments made in new regional transmission facilities and in service as of December 31, 2008. This 100 basis point adder,  when combined with the FERC's approved ROEs, provides 11.7% and 12.4% returns for the respective time frames.  Customers of the ISO-NE participants benefit from this order because they respond to the need to enhance the New England transmission grid to alleviate congestion costs and reliability concerns.  Transmission projects that are completed and in progress, including NSTAR Electric's 345kV Transmission Project, have significantly reduced these congestion costs and enhanced reliability in the region.

The New England Transmission Owners accepted all but one of the terms of the October 31, 2006 FERC decision and filed a request for rehearing involving the calculation of the 10.2% base ROE.  The New England Transmission Owners contended that the base ROE should be 10.5%.  On March 24, 2008, the FERC issued an order approving, among other things, a 20 basis point increase, from 10.2% to 10.4%, to base ROE retroactive to February 1, 2005.  As a result of implementing this order, NSTAR Electric recognized $3.0 million of transmission revenue and $0.9 million of interest income related to the applicable carrying charge in the first quarter of 2008.  With this order, NSTAR Electric has the potential to earn a ROE of 12.64% on approved regional transmission facilities post-October 31, 2006.

On October 3, 2008, NSTAR Electric filed with the FERC for the 100 basis point incentive adder and a 46 basis point advanced technology ROE incentive adder on certain cost components related to its 345kV Transmission Project and other transmission projects related to easing the congestion in southeastern Massachusetts.  If successful, NSTAR will earn a maximum ROE of 13.1% on certain transmission investments.  NSTAR cannot predict the timing or ultimate outcome of this filing.

On June 12, 2008, the New England Conference of Public Utilities Commissioners, Inc. (NECPUC) filed a complaint with FERC against the New England Transmission Owners in which it asserts the 100 basis point incentive adder should only apply to original cost estimates for transmission projects and not to actual costs, unless actual costs are lower than original estimates.  On September 25, 2008, the FERC denied this complaint.

e.  Tax Matter

On July 3, 2008, the Governor of Massachusetts signed into law “An Act Relative to Tax Fairness and Business Competitiveness” (the “Tax Act”).  The Tax Act will become effective on January 1, 2009.  The major provisions of the Tax Act that are applicable to NSTAR and its subsidiaries include the adoption of unitary tax reporting, rate reductions for unregulated entities, and entity classification conformity.  NSTAR is currently reviewing the provisions of the Tax Act and does not expect that it will have a material impact on its results of operations, financial position, or cash flows.

f.  Employees and Employee Relations

NSTAR’s contract with Local 369 of the Utility Workers Union of America, AFL-CIO, which represents approximately 61% of total NSTAR employees, expires on June 1, 2009.  Management is optimistic that a new labor contract will be agreed upon prior to that date and further, believes that it has satisfactory relations with its employees.

Earnings Outlook

NSTAR updates its 2008 earnings guidance and now expects to report earnings for the year in the upper half of its $2.16 per share to $2.26 per share earnings range.  Factors contributing to this updated outlook include the positive results of continued cost control efforts across the Company and lower than expected interest costs.  In addition, NSTAR’s dividend philosophy has not changed and intends to grow the dividend in-line with the 6 to 8 percent earnings growth expectation.

Results of Operations

The following section of MD&A compares the results of operations for each of the three and nine-month periods ended September 30, 2008 and 2007 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Executive Summary

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Earnings per common share were as follows:

	Three Months Ended September 30,
	2008	2007	% Change
Basic and Diluted	$0.80	$0.79	1.3

Net income was $85.8 million for the quarter ended September 30, 2008 compared to $84.2 million for the same period in 2007.  Major factors, on an after-tax basis, that contributed to the $1.6 million, or 1.9%, increase in 2008 earnings include:

•	Higher electric distribution revenues as a result of the SIP rate increase ($2.0 million)
•	Higher transmission revenues as a result of increased transmission investment base ($1.0 million)
•

Decreased operation and maintenance expenses ($2.5 million) of which approximately $0.9 million relates to fluctuations in the fair value of deferred compensation liabilities, lower insurance claims, and the timing of maintenance and capital work that had a positive impact in the quarter

These positive earnings factors were partially offset by:

•	Higher depreciation and amortization expense in 2008 relating to higher depreciable electric and gas distribution plant in service ($1.1 million)
•	The absence of the 2007 recognition of interest income on certain tax benefits ($2.4 million)
•	Lower earnings from NSTAR’s unregulated operations primarily due to higher overall energy costs ($1.1 million)

Significant cash flow events during the quarter ended September 30, 2008 include the following:

•

Cash flows from operating activities provided approximately $158 million, an increase of $20 million as compared to the same period in 2007, primarily reflecting a change in the timing of income tax payments.  During the third quarter of 2008, estimated income tax payments made were $14 million lower as compared to the same period in 2007

•	NSTAR invested approximately $116 million in capital projects to improve capacity and system reliability
•	NSTAR paid approximately $37 million in common share dividends and retired approximately $41.7 million in long-term and securitized debt

Energy Sales

The following is a summary of retail electric and firm gas and transportation energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended September 30,
	2008	2007	% Change Increase/(decrease)

Residential	1,789,590	1,815,186	(1.4)
Commercial, Industrial and other	4,155,217	4,130,853	0.6
Total retail sales	5,944,807	5,946,039	-

Firm Gas Sales and Transportation - BBtu	Three Months Ended September 30,
	2008	2007	% Change Increase/(decrease)

Residential	1,369	1,384	(1.1)
Commercial and Industrial	2,872	2,702	6.3
Municipal	161	158	1.9
Total firm sales	4,402	4,244	3.7

The slight decrease in retail electric sales in the third quarter of 2008 reflects decreased residential sector demand partially caused by conservation and weather conditions.  The 3.7% increase in firm gas and transportation sales is due to the shift of commercial and industrial customers converting to using natural gas from fuel oil.

Weather and conservation measures and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions and conservation measures affect NSTAR's large commercial and industrial customers.  Refer to the "Electric Revenues" and “Gas Revenues” sections below for more detailed discussions.

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently colder or warmer.  Also, NSTAR’s electric and gas businesses are sensitive to variations in daily weather, are highly influenced by New England’s seasonal weather variations, and are susceptible to severe storm-related incidents that could adversely affect the Company’s ability to provide energy.

Weather measured by cooling degree-days was lower (cooler) by 10.4% due to cooler temperatures for the third quarter of 2008 as compared to the same period in 2007.  Weather measured by heating degree-days was lower (warmer) by 16.8% due to warmer temperatures for the third quarter of 2008 as compared to the same period in 2007.

	Three Months Ended		Normal
	September 30,		30-Year
	2008	2007	Average
Heating Degree-Days	134	161	177
Percentage (warmer) colder than prior year	(16.8)%	(17.4)%
Percentage (warmer) colder than 30-year average	(24.3)%	(9.0)%

Cooling Degree-Days	578	645	593
Percentage (cooler) warmer than prior year	(10.4)%	3.9%
Percentage (cooler) warmer than 30-year average	(2.5)%	8.8%

Degree-Days measure changes in daily mean temperature levels.  Weather conditions impact electric sales primarily during the summer and, to a greater extent, gas sales during the winter season in NSTAR's service area.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.

Operating Revenues

Operating revenues for the third quarter of 2008 increased $87.3 million, or 10.8%, from the same period in 2007 as follows:

(in millions)	Three Months Ended September 30,		Increase/(Decrease)
	2008	2007	Amount	Percent
Electric revenues
Retail distribution and transmission	$303.7	$294.5	$9.2	3.1
Energy, transition, and other	489.3	423.8	65.5	15.5
Total retail electric revenues	793.0	718.3	74.7	10.4
Gas revenues
Firm and transportation	15.7	16.7	(1.0)	(6.0)
Energy supply and other	45.2	35.0	10.2	29.1
Total gas revenues	60.9	51.7	9.2	17.8

Unregulated operations revenues	38.3	34.9	3.4	9.7
Total operating revenues	$892.2	$804.9	$87.3	10.8

  Electric Revenues

NSTAR's largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and the FERC.  Electric retail distribution revenues primarily represent charges to customers for recovery of the Company's capital investment, including a return component, and operation and maintenance costs related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of similar costs to move the electricity over high voltage lines from the generator to the Company's substations.

The increase of $9.2 million, or 3.1%, in retail distribution and transmission revenues primarily reflects:

•	Higher distribution revenues due to the impact of the annual inflation-adjustment to distribution rates ($3.2 million)
•	Increased transmission revenues primarily due to increased transmission investment base ($4.1 million) and other transmission-related costs that are fully recoverable ($1.9 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $65.5 million increase in energy, transition, and other revenues is primarily attributable to higher Basic Service rates in the third quarter of 2008 as compared to the same period in 2007.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area.  Despite an increase of 3.7% in BBtu sales, firm and transportation revenues decreased $1.0 million primarily attributable to a decrease in revenues relating to the Company’s PAM mechanism.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenues increase of $10.2 million primarily reflects an increase in the cost of gas per therm purchased and the 3.7% increase in energy sales.  These revenues are fully reconciled with the costs currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR's district energy and telecommunications operations.  Unregulated revenues were $38.3 million for the quarter ended September 30, 2008 compared to $34.9 million in 2007, an increase of $3.4 million, or 9.7%.  The increase in unregulated revenues is primarily the result of increased energy sales and prices.

Operating Expenses

Purchased power and transmission expense was $434.7 million in the third quarter of 2008 compared to $360.7 million in the same period in 2007, an increase of $74 million, or 20.5%.  The increase in this expense reflects higher Basic Service and other energy supply costs for both NSTAR’s regulated and unregulated companies of $71.1 million.  In addition, transmission-related costs increased $2.9 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of NSTAR Electric’s energy supply expense have no impact on earnings.

Cost of gas sold expense, representing the Company’s energy supply expense, was $38.7 million in the third quarter of 2008 compared to $29.8 million in the same period in 2007, an increase of $8.9 million, or 30%.  The increase in this expense reflects higher costs of gas supply per therm and higher firm gas sales of 3.7%.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage, and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expenses have no impact on earnings.

Operations and maintenance expense was $106.6 million in the third quarter of 2008 compared to $112.4 million in the same period in 2007, a decrease of $5.8 million, or 5%.  This decrease primarily relates to the impact of fluctuations in the fair value of deferred compensation liabilities of $1.4 million, the impact related to decreased insurance costs of $1.0 million, and the impact related to the timing of maintenance and capital work of approximately $1.4 million.

Depreciation and amortization expense was $91.7 million in the third quarter of 2008 compared to $89.7 million in the same period in 2007, an increase of $2 million, or 2%.  The increase primarily reflects slightly higher depreciable distribution and transmission plant in service and higher software amortization costs.

DSM and renewable energy programs expense was $19.8 million in the third quarter of 2008 compared to $18.6 million in the same period in 2007, an increase of $1.2 million, or 6.5%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $23.7 million in the third quarter of 2008 compared to $22.8 million in the same period in 2007, an increase of $0.9 million, or 4%, reflecting higher assessments due to increased overall property investments.

Income tax expense attributable to operations was $53.7 million in the third quarter of 2008 compared to $49.8 million in the same period in 2007, an increase of $3.9 million, or 8%, reflecting the impact of higher pre-tax operating income in 2008.

Other Income, net

Total other income, net was approximately $0.2 million in the third quarter of 2008 compared to $1.2 million in the same period in 2007, a decrease of $1.0 million, or 83%.  This decrease primarily reflects lower miscellaneous interest income, and an increase in life insurance costs.

Interest Charges (Income)

Interest on long-term debt and transition property securitization certificates was $40.3 million in the third quarter of 2008 compared to $38.2 million in the same period in 2007, an increase of $2.1 million, or 5.5%.  This increase in interest expense reflects:

•	$4.3 million in interest costs associated with NSTAR Electric's $300 million Debentures issued in November 2007

This increase was partially offset by:

•

Lower interest costs on transition property securitization debt of $2 million resulting from redemptions of these securities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II, and CEC Funding, and is collateralized by the future income stream associated primarily with NSTAR's stranded costs

Short-term and other interest expense (income) was ($2.9 million) of interest income in the third quarter of 2008 compared to $0.7 million of expense in the same period in 2007, a change of $3.6 million, or 514%.  This change in short-term and other interest expense (income) reflects:

•

Lower short-term borrowing costs of $4.1 million resulting from a 315 basis point decrease in the 2008 weighted average borrowing rate and, to a lesser extent, a lower average level of funds borrowed in 2008 as compared to the same period in 2007. The weighted average short-term interest rate including fees was 2.3% and 5.4% in the three-month periods ended September 30, 2008 and 2007, respectively

•	Increased interest income of $4.5 million related to the timing of the collection of regulatory assets

These decreases in expenses were partially offset by:

•	The absence of interest income on income tax matters of $5.1 million recognized in the same period in 2007.

Common Share Dividends

NSTAR's current quarterly cash dividend rate is $0.35 per share or $1.40 per share on an annualized basis. On September 25, 2008, NSTAR's Board of Trustees declared a quarterly cash dividend of $0.35 per share for shareholders of record on October 10, 2008, payable November 1, 2008.

Executive Summary

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Earnings per common share were as follows:

	Nine Months Ended September 30,
	2008	2007	% Change
Basic	$1.83	$1.71	7.0
Diluted	$1.83	$1.70	7.6

Net income was $195.4 million for the nine-month period ended September 30, 2008 compared to $182.1 million for the same period in 2007.  Major factors, on an after-tax basis, that contributed to the $13.3 million, or 7.3%, increase in 2008 earnings include:

•	Higher electric distribution revenues as a result of the SIP rate increase and increased energy sales of 0.5% ($10.9 million)
•	Higher transmission revenues as a result of increased transmission investment base ($8.9 million)
•	Non-recurring cumulative impact of implementing the March 2008 FERC transmission order ($2.4 million)
•	Higher earnings from NSTAR’s unregulated businesses ($3.7 million)
•	Environmental insurance settlement proceeds ($2.9 million)
•	Lower net interest expense primarily as a result of decreased interest rates and increased interest income related to higher regulatory asset balances ($4.9 million)

These positive earnings factors were partially offset by:

•

Higher operations and maintenance expenses ($6.5 million) primarily relating to higher storm costs and bad debt expense of $1.8 million and $1.5 million, respectively.  The remaining increase relates to higher labor costs

•	Higher depreciation and amortization and property tax expenses in 2008 related to higher depreciable electric and gas distribution plant in service ($6.0 million)
•	Lower firm gas revenues due to lower sales of 2.4% ($2.2 million)
•	Absence of the 2007 recognition of interest income on certain tax benefits ($2.8 million)

Significant cash flow events during the nine months ended September 30, 2008 include the following:

•

Cash flows from operating activities provided approximately $452.4 million, a decrease of $22.8 million as compared to the same period in 2007.  The decrease primarily reflects a change in the timing of income tax payments and an increase in regulatory deferrals when compared to the same period in 2007.  Incremental estimated income tax payments of $52 million were made during the current period that were not made in the same period in 2007.  These decreases were partially offset by the absence of a $17.6 million premium paid on a long-term debt redemption in 2007

•	NSTAR invested approximately $312 million in capital projects to improve capacity and reliability
•	NSTAR paid approximately $112.1 million in common share dividends and retired approximately $120.3 million in long-term and securitized debt

Energy Sales

The following is a summary of retail electric and firm gas and transportation energy sales for the periods indicated:

Retail Electric Sales - MWh	Nine Months Ended September 30,
	2008	2007	% Change Increase (decrease)

Residential	4,952,453	4,957,563	(0.1)
Commercial, Industrial and other	11,533,750	11,453,537	0.7
Total retail sales	16,486,203	16,411,100	0.5

Firm Gas Sales and Transportation - BBtu	Nine Months Ended September 30,
	2008	2007	% Change Increase/(decrease)

Residential	14,010	15,018	(6.7)
Commercial and Industrial	15,719	15,515	1.3
Municipal	2,019	2,009	0.5
Total firm sales	31,748	32,542	(2.4)

The 0.5% or 75,103 MWh energy sales increase in the nine months ended September 30, 2008 reflects the impact of an additional day from the leap year in 2008 and increased commercial sector demand partially offset by conservation and weather conditions.  The 2.4% decrease in firm gas and transportation sales is due to the milder winter weather offset by the leap year impact and the shift of commercial and industrial customers in several instances converting to using natural gas from fuel oil.  All gas customer segments are impacted by continued customer conservation efforts.

Weather, higher fuel costs, conservation measures, and economic conditions affect sales to NSTAR's residential and small commercial customers.  Economic conditions, higher fuel costs, and conservation measures affect NSTAR's large commercial and industrial customers.  Refer to the "Electric Revenues" and “Gas Revenues” sections below for more detailed discussions.

Weather Conditions

The demand for electricity and natural gas is affected by weather conditions.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently colder or warmer.  Also, NSTAR’s electric and gas businesses are sensitive to variations in daily weather, are highly influenced by New England’s seasonal weather variations, and are susceptible to severe storm-related incidents that could adversely affect the Company’s ability to provide energy.

Weather measured by heating degree-days was 7.0% warmer for the nine months ended September 30, 2008 as compared to the same period in 2007.  Weather measured by cooling degree-days was 10.0% cooler for the nine months ended September 30, 2008 as compared the same period in 2007.

	Nine Months Ended		Normal
	September 30,		30-Year
	2008	2007	Average

Heating Degree-Days	4,194	4,508	4,488
Percentage (warmer) colder than prior year	(7.0)%	8.7%
Percentage (warmer) colder than 30-year average	(6.6)%	1.2%

Cooling Degree-Days	788	876	769
Percentage (cooler) warmer than prior year	(10.0)%	9.6%
Percentage warmer than 30-year average	2.5%	13.9%

Degree-Days measure changes in daily mean temperature levels.  Weather conditions impact electric sales primarily during the summer and, to a greater extent, gas sales during the winter season in NSTAR's service area.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.

Operating Revenues

Operating revenues for the nine months ended September 30, 2008 increased $17.1 million, or 0.7%, from the same period in 2007 as follows:

(in millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2008	2007	Amount	Percent
Electric revenues
Retail distribution and transmission	$750.0	$743.7	$6.3	0.8
Energy, transition, and other	1,267.0	1,261.5	5.5	0.4
Total retail electric revenues	2,017.0	2,005.2	11.8	0.6
Gas revenues
Firm and transportation	100.8	106.9	(6.1)	(5.7)
Energy supply and other	298.0	297.4	0.6	0.2
Total gas revenues	398.8	404.3	(5.5)	(1.4)

Unregulated operations revenues	115.7	104.9	10.8	10.3
Total operating revenues	$2,531.5	$2,514.4	$17.1	0.7

  Electric Revenues

NSTAR's largest earnings sources are the revenues derived from distribution and transmission rates approved by the DPU and the FERC.  Electric retail distribution revenues primarily represent charges to customers for recovery of the Company's capital investment, including a return component, and operation and maintenance costs related to its electric distribution infrastructure.  The transmission revenue component represents charges to customers for the recovery of similar costs to move the electricity over high voltage lines from the generator to the Company's substations.

The increase of $6.3 million, or 0.8%, in retail distribution and transmission revenues primarily reflects:

•

Higher distribution revenues due to the impact of the annual inflation-adjustment to distribution rates and increased energy sales of 0.5% ($18.0 million).  This annual inflation-adjustment is generally offset by an equal and corresponding reduction in transition rates

•	Increased transmission revenues primarily due to increased transmission investment base ($18.7 million)

These increases were partially offset by:

•	Decreased transmission revenues related to lower forecasted RMR payments to energy generators ($30.4 million) that are fully recoverable from customers

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $5.5 million increase in energy, transition, and other revenues is primarily attributable to the increase in both energy supply costs and non-retail regional transmission revenues.  Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in its gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area.  The $6.1 million decrease in firm and transportation revenues is primarily attributable to warmer winter weather conditions offset by customers converting to natural gas from alternate fuel sources as a result of higher energy price concerns.  These factors resulted in the decrease in sales volumes of 2.4% through September 30, 2008.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenues increase of $0.6 million primarily reflects an increase in the cost of gas per therm purchased.  These revenues are fully reconciled with the costs currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR's district energy and telecommunications operations.  Unregulated revenues were $115.7 million in the nine months ended September 30, 2008 compared to $104.9 million in the same period in 2007, an increase of $10.8 million, or 10.3%.  The increase in unregulated revenues is primarily the result of the absence of a provision for a potential customer refund recorded in 2007 and increases in energy sales, prices, and ISO-NE capacity revenues during 2008.

Operating Expenses

Purchased power and transmission expense was $1,089.6 million in the nine months ended September 30, 2008 compared to $1,099.3 million in the same period in 2007, a decrease of $9.7 million, or 0.9%.  Despite higher energy sales of 0.5%, the decrease in this expense reflects lower Basic Service and other energy supply costs of $33.6 million.  This decrease is further impacted by a higher proportion of customers receiving the energy portion of their energy service from competitive suppliers in 2008 than in 2007.  These decreases were partially offset by an increase in transmission costs of $23.9 million primarily as a result of a $20.9 million increase in transmission-related congestion costs, and an increase in regional network support costs of $3.3 million.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of NSTAR Electric’s energy supply expense have no impact on earnings.

Cost of gas sold expense, representing the Company’s energy supply expense, was $271 million in the nine months ended September 30, 2008 compared to $273.2 million in the same period in 2007, a decrease of $2.2 million, or 0.8%.  The decrease in this cost primarily reflects the 2.4% decrease in firm gas sales and the incremental settlement of cash flow hedging contracts during the current nine-month period of $22.8 million, partly offset by higher costs of gas supply per therm.  NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage, and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expenses have no impact on earnings.

Operations and maintenance expense was $332.9 million in the nine months ended September 30, 2008 compared to $330 million in the same period in 2007, an increase of $2.9 million, or 0.9%.  This increase primarily relates to the timing of maintenance and capital work, higher labor and labor related costs, higher bad debts, and higher storm related costs.

Depreciation and amortization expense was $284.2 million in the nine months ended September 30, 2008 compared to $277 million in the same period in 2007, an increase of $7.2 million, or 2.6%.  The increase primarily reflects higher depreciable distribution and transmission plant in service and higher software amortization costs.

DSM and renewable energy programs expense was $54.8 million in the nine months ended September 30, 2008 compared to $53.2 million in the same period in 2007, an increase of $1.6 million, or 3%, which is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a small incentive return.

Property and other taxes were $73.8 million in the nine months ended September 30, 2008 compared to $70.6 million in the same period in 2007, an increase of $3.2 million, or 4.5%, reflecting higher overall property investments.

Income tax expense attributable to operations was $118.4 million in the nine months ended September 30, 2008 compared to $108.1 million in the same period in 2007, an increase of $10.3 million, or 9.5%, reflecting higher pre-tax operating income in 2008.

Other Income, net

Total other income, net was approximately $4.9 million for the nine months ended September 30, 2008 compared to $5.1 million in the same period in 2007, a slight decrease of $0.2 million, or 3.9%.

Interest Charges (Income)

Interest on long-term debt and transition property securitization certificates was $122.2 million in the nine months ended September 30, 2008 compared to $115.7 million in the same period in 2007, an increase of $6.5 million, or 5.6%.  This increase in interest expense reflects:

•	$12.9 million in interest costs associated with NSTAR Electric’s $300 million Debentures issued in November 2007

This increase was partially offset by:

•

Lower interest costs on transition property securitization debt of $6 million resulting from redemptions of these securities.  Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II, and CEC Funding, and is collateralized by the future income stream associated primarily with NSTAR's stranded costs

Short-term and other interest expense (income) was ($6 million) of interest income in the nine months ended September 30, 2008 compared to $12.3 million of expense in the same period in 2007, a change of $18.3 million, or 149%.  This change in short-term and other interest expense (income) reflects:

•

Lower short-term borrowing costs of $11.9 million resulting from a 280 basis point decrease in the 2008 weighted average borrowing rate and, to a lesser extent, a lower average level of funds borrowed in 2008 as compared to the same period in 2007.  The weighted average short-term interest rate including fees was 2.7% and 5.5% in the nine-month periods ended September 30, 2008 and 2007, respectively

•	Increased interest income of $10.9 million related to the timing of the collection of regulatory assets, including $0.9 million related to the implementation of the March 2008 FERC order

These decreases were offset by:

•	The absence of interest income on income tax matters of $4.4 million recognized in the same period in 2007

Liquidity and Capital Resources

Financial Market Impact

The current disruption in the financial markets may adversely impact the availability of credit and the cost of credit to NSTAR and its subsidiary companies.  NSTAR and its subsidiaries utilize the commercial paper market to meet their short-term cash requirements.  NSTAR and NSTAR Electric currently have Revolving Credit Agreements in place through December 2012.  These Credit Agreements serve as backup to the commercial paper program.  Short-term commercial paper debt obligations are commonly refinanced to long-term obligations with fixed-rate bonds or notes as needed and when interest rates are considered favorable.  Refer to Item 1A, Risk Factors, in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2007 for a further discussion.

NSTAR’s Pension and PBOP Plans currently meet the minimum funding requirements of the Employment Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.  However, as a result of the current uncertainty in the financial markets, NSTAR is currently evaluating the extent to which it may make additional cash contributions to these plans.  Should NSTAR elect to increase the level of its funding to these plans, NSTAR believes it has adequate access to capital resources to support its contributions.

     Current Cash Flow Activity

NSTAR's primary uses of cash for the nine months ended September 30, 2008 included capital expenditures, dividend payments, and payments of securitized debt obligations.

Net operating cash flow for the nine months ended September 30, 2008 provided $452.4 million.  The Company used $312.4 million in its net investing activities that consisted of $312.1 million of plant expenditures.  Additionally, the Company used $142.1 million in its net financing activities primarily due to the redemption of long-term and securitized debt obligations and payment of dividends.

     Operating Activities

The net cash provided by operating activities decreased by $22.7 million to $452.4 million during the nine months ended September 30, 2008 when compared to the same period in 2007.  The decrease is primarily due to the timing of estimated income tax payments, totaling $52 million, which were made during the current period but not made until the fourth quarter in 2007.  In addition, the higher cost of gas supply inventory decreased operating cash flows by $35 million and higher pension and PBOP contributions of $17 million were made in the nine months ended September 30, 2008 as compared to the same period in 2007.  These decreases were partially offset by the absence of a $17.6 million long-term debt redemption premium paid in 2007 and lower interest payments of approximately $15 million.

     Investing Activities

The net cash used in investing activities for the nine months ended September 30, 2008 of $312.4 million consists primarily of capital expenditures related to infrastructure investments in transmission and distribution systems.  Capital expenditures increased by $42.5 million and are primarily due to higher spending on transmission projects in the nine months ended September 30, 2008 compared to the same period in 2007.

     Financing Activities

The net cash flows used in financing activities during the nine months ended September 30, 2008 as compared to the same period in 2007 decreased by $58.4 million primarily due to lower long-term debt redemptions offset by higher dividend payments.

The net cash used in financing activities for the nine months ended September 30, 2008 amounted to $142.1 million and primarily reflects long-term and securitized debt redemptions of $120.3 million and payment of dividends to common shareholders of $112.1 million, offset by an increase in short-term debt of $98.8 million.

The banking arrangements in place require NSTAR and its subsidiaries to make daily cash transfers to fund vendor checks that are presented for payment. These banking arrangements do not permit the right of offset among cash accounts.  In the event of a credit balance in any one of the Company’s cash accounts resulting from uncleared checks, the Company will adjust its disbursement account accordingly. Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

Sources of Additional Capital and Financial Covenant Requirements

With the exception of bond indemnity agreements, NSTAR has no financial guarantees, commitments, debt or lease agreements that would require a change in terms and conditions, such as acceleration of payment obligations, as a result of a change in its credit rating.  However, in addition to the bond indemnity agreements, NSTAR's subsidiaries could be required to provide additional security for energy supply contract performance obligations, such as a letter of credit for their pro-rata share of the remaining value of such contracts.  Refer to the accompanying Item 3, Quantitative and Qualitative Disclosure About Market Risk, for further details on this provision.

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements.  NSTAR Gas has financial covenant requirements under its long-term debt arrangements and was fully in compliance as of September 30, 2008 and December 31, 2007.  NSTAR's long-term debt, other than its Mortgage Bonds issued by NSTAR Gas and MATEP, is unsecured.

NSTAR’s $175 million Revolving Credit Agreement (“NSTAR Credit Agreement”) expires December 31, 2012.  At September 30, 2008 and December 31, 2007, there were no amounts outstanding under the NSTAR Credit Agreement.  This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at September 30, 2008 and December 31, 2007, had $175 million and $4 million outstanding, respectively.  Under the terms of the NSTAR Credit Agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  Commitment fees must be paid on the total NSTAR Credit Agreement amount.  At September 30, 2008 and December 31, 2007, NSTAR was in full compliance with the aforementioned covenant as the ratios were 58.1% and 58.2%, respectively.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2010, with maturity dates no later than October 21, 2011, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a $450 million Revolving Credit Agreement (“NSTAR Electric Credit Agreement”) that expires December 31, 2012. However, unless NSTAR Electric receives the necessary approvals from the DPU for long-term borrowings under the NSTAR Electric Credit Agreement, the NSTAR Electric Credit Agreement will expire 364 days from the date of the first draw.  At September 30, 2008 and December 31, 2007, there were no amounts outstanding under the NSTAR Electric Credit Agreement.  This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had $307.9 million and $257.0 million outstanding at September 30, 2008 and December 31, 2007, respectively.  Under the terms of the NSTAR Electric Credit Agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  At September 30, 2008 and December 31, 2007, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities as the ratios were 45.3% and 46.2%, respectively.

As of December 31, 2007, NSTAR Gas had a $200 million line of credit.  This line was reduced to $100 million on January 4, 2008 and is due to expire on November 20, 2008.  NSTAR Gas anticipates that this line will be renewed through November 19, 2009.  As of September 30, 2008 and December 31, 2007, NSTAR Gas had $19.3 million and $142.4 million outstanding, respectively.

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

Commitments and Contingencies

NSTAR is exposed to certain matters as discussed in this MD&A under the caption "Critical Accounting Policies and Estimates" and is disclosed in Note I “Commitments and Contingencies” in the accompanying Notes to the Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Risk Management

NSTAR’s Energy Procurement Policy governs all energy-related transactions for its regulated electric and gas subsidiaries. This Policy is reviewed annually and is administered by NSTAR’s Risk Committee. The Committee is chaired by NSTAR’s chief executive officer and includes other senior officers.  Items covered by this Policy and approved by the Risk Committee are all new energy supply transactions, authorization limits, energy related derivative and hedging transactions, and counter-party credit levels.

Commodity and Credit Risk

Although NSTAR has material energy commodity purchase contracts, any potential market risk, including counter-party credit risk, should not have an adverse impact on NSTAR’s results of operations, cash flows, or financial position.  NSTAR’s electric and gas distribution subsidiaries have rate-making mechanisms that allow for the recovery of energy supply costs from those customers who make commodity purchases from NSTAR’s electric and gas subsidiaries rather than from the competitive market.  All energy supply costs incurred by NSTAR Electric and NSTAR Gas in providing energy to their retail customers are recovered on a fully reconciling basis.

In addition, NSTAR has minimal cash flow risk due to the short-term nature of these contracts and the rate-making mechanics that permit recovery of these costs in a timely manner.  The majority of NSTAR’s electric and gas commodity purchase contracts range in term from three to twelve months.  NSTAR Electric has the ability to seek cost recovery and adjust its rates as frequently as every three months for its large commercial and industrial customers and every six months for its residential customers.  NSTAR Gas has the ability to seek cost recovery as required if costs exceed 5% of the current projected cost recovery level.  Both NSTAR Electric and NSTAR Gas earn a carrying charge on under-collected commodity balances that would mitigate any incremental short-term borrowings costs.  NSTAR believes it is unlikely that it would be exposed to a liquidity risk resulting from significant market price increases based on the recovery mechanisms currently in place.

To mitigate the cash flow and cost variability related to the commodity price risk on approximately one-third of its natural gas purchases, NSTAR Gas purchases financial futures contracts on behalf of its customers.  NSTAR Gas has a rate-making mechanism that provides for recovery of the actual settlement value of these contracts on a fully reconciling basis.  Refer to the accompanying Notes to Consolidated Financial Statements, Note C. Derivative Instruments, Hedging Agreements for a further discussion.

Interest Rate Risk

NSTAR believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs.  These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable.  The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding.  The average weighted average interest rates, including fees for short-term indebtedness, were 2.7% and 5.5% for the nine months ended September 30, 2008 and 2007, respectively.  On a long-term basis, NSTAR mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

Item 4.  Controls and Procedures

NSTAR's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As of the end of the period covered by this Quarterly Report on Form 10-Q, NSTAR carried out an evaluation, under the supervision and with the participation of NSTAR's management, including NSTAR's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NSTAR's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NSTAR's disclosure controls and procedures were effective (1) to timely alert them to material information relating to NSTAR's information required to be disclosed by NSTAR in the reports that it files or submits under the Securities Exchange Act of 1934 and (2) to ensure that appropriate information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in NSTAR's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) during NSTAR's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, NSTAR's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, financial position or cash flows for a reporting period.

Item 1A.  Risk Factors

Shareholders or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR's Annual Report on Form 10-K for the year ended December 31, 2007 and in other information in this Quarterly Report on Form 10-Q.

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the NSTAR 2007 Long-Term Incentive Plan, and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended September 30, 2008, all shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

July	126,054	$31.79
August	159,801	$32.09
September	36,972	$34.56
Total third quarter	322,827	$32.26

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

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

NSTAR
(Registrant)

Date: November 7, 2008	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer