Form 10-K
period 2008-12-31
NSTAR/MA
filed 2009-02-09
CIK 1035675

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-14768	I.R.S. Employer Identification Number 04-3466300

NSTAR

(Exact name of registrant as specified in its charter)

Massachusetts	800 Boylston Street, Boston, Massachusetts
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)

617-424-2000	02199
(Registrant’s telephone number, including area code)	(Zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $1 per share	New York Stock Exchange

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

☐  Yes    ☒  No

The aggregate market value of the 106,808,376 shares of voting stock of the registrant held by non-affiliates of the registrant, computed as the average of the high and low market prices of the common shares as reported on the New York Stock Exchange consolidated transaction reporting system for NSTAR Common Shares as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,580,217,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 6, 2009
Common Shares, par value $1 per share	106,808,376 shares

Documents Incorporated by Reference

Sections of NSTAR’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 30, 2009 are incorporated by reference into Parts I and III of this Form 10-K.

NSTAR

Index to Annual Report on Form 10-K

Year Ended December 31, 2008

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
Boston Edison	The former Boston Edison Company
ComElectric	The former Commonwealth Electric Company
Cambridge Electric	The former Cambridge Electric Light Company
Canal	The former Canal Electric Company
MATEP	Medical Area Total Energy Plant, Inc.
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
HEEC	Harbor Electric Energy Company

Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission (the Commission)
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
Moody’s	Moody’s Investors Service
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission
S&P	Standard & Poor’s

Other
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
APB	Accounting Principles Board
ARO	Asset Retirement Obligation
BBtu	Billions of British thermal units
Bcf	Billion cubic feet
CAP	IRS Compliance Assurance Process
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
EEI Index	Edison Electric Institute Stock Index of U.S. Shareholder - Owned Electric Utilities
EPS	Earnings Per Common Share
FCA	Forward Capacity Auction
FCM	Forward Capacity Market

FIN	FASB Interpretation Number
GAAP	Accounting principles generally accepted in the United States of America
GCA	Massachusetts Green Communities Act of 2007
GWSA	Massachusetts Global Warming Solutions Act
ISFSI	Independent Spent Fuel Storage Installation
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
LDAC	Local Distribution Adjustment Clause
LNG	Liquefied Natural Gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MMbtu	Millions of British thermal units
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
N/A	Not applicable
NEH	New England Hydro-Transmission Electric Company, Inc.
NHH	New England Hydro-Transmission Corporation
OATT	Open Access Transmission Tariff
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefit Obligation other than Pensions
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
YA	Yankee Atomic Electric Company

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

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities

•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs

•	weather conditions that directly influence the demand for electricity and natural gas

•	impact of continued cost control processes on operating results

•	ability to maintain current credit ratings

•	impact of uninsured losses

•	impact of adverse union contract negotiations

•	damage from major storms

•	impact of conservation measures and self-generation by our customers

•	changes in financial accounting and reporting standards

•	changes in hazardous waste site conditions and the cleanup technology

•	prices and availability of operating supplies

•	impact of terrorist acts, and

•	impact of service quality performance measures

Any forward-looking statement speaks only as of the date of this filing and NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult all further disclosures NSTAR makes in its filings to the SEC. Other factors in addition to those listed here could also adversely affect NSTAR. This Annual Report also describes material contingencies and critical accounting policies and estimates in the accompanying Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and in the accompanying Notes to Consolidated Financial Statements and NSTAR encourages a review of these items.

Part I

Item 1.	Business

(a) General Development of Business

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. Utility operations accounted for approximately 96% of consolidated operating revenues in 2008, 2007, and 2006. The remaining revenue is generated from its unregulated operations.

NSTAR’s utility operations derive their operating revenues primarily from the sale of energy, distribution, and transmission services to customers. NSTAR’s earnings are impacted by fluctuations in unit sales of electric kWh and natural gas MMbtu, which directly determine the level of distribution and transmission revenues recognized. In accordance with the regulatory rate structure in which NSTAR operates, its recovery of energy and certain energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings. As a result of this rate structure, any variability in the cost of energy supply purchased will impact purchased power and transmission and cost of gas sold expenses and corresponding revenues, but will not affect the Company’s net income.

(b) Financial Information about Industry Segments

NSTAR’s principal operating segments are the electric and natural gas utility operations that provide energy delivery services in 107 cities and towns in Massachusetts and its unregulated operations. Refer to Note L, “Segment and Related Information” of the accompanying Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for specific financial information related to NSTAR’s electric utility, natural gas utility, and unregulated operations segments.

(c) Narrative Description of Business

Principal Products and Services

NSTAR Electric

NSTAR Electric supplies electricity at retail to an area of 1,702 square miles. The territory served is located in Massachusetts and includes the City of Boston and 80 surrounding cities and towns, including Cambridge, New Bedford, Plymouth, and the geographic area comprising Cape Cod and Martha’s Vineyard. The population of this area is approximately 2.4 million.

NSTAR Electric’s operating revenues and energy sales percentages by customer class for the years 2008, 2007, and 2006 consisted of the following:

	Revenues ($)			Energy Sales (mWh)
	2008	2007	2006	2008	2007	2006
Retail:
Commercial	53%	52%	52%	63%	62%	62%
Residential	42%	43%	43%	30%	30%	30%
Industrial and other	5%	5%	5%	7%	8%	8%

Electric Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs), a Pension and PBOP Rate Adjustment Mechanism (PAM) related costs adjustment and a reconciling rate adjustment mechanism for recovery of certain DPU-approved safety and reliability program costs,

•

a basic service charge represents the collection of energy costs, including costs related to charge-offs of uncollected energy costs, through DPU-approved rate mechanisms. Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those who choose not to buy energy from a competitive energy supplier. Basic Service rates are reset every six months (every three months for large commercial and industrial customers). The price of Basic Service is intended to reflect the average competitive market price for electric power,

•

a transition charge represents the collection of costs primarily from previously held investments in generating plants and costs related to existing above-market power contracts, and contract costs related to long-term power contracts buy-outs,

•

a transmission charge represents the collection of costs of moving the electricity over high voltage lines from generating plants to substations located within NSTAR’s service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market,

•	an energy conservation charge represents a legislatively-mandated charge to collect costs for demand-side management programs and energy efficiency programs, and

•	a renewable energy charge represents a legislatively-mandated charge to collect the costs to support the development and promotion of renewable energy projects.

Rate Settlement Agreement

On December 30, 2005, the DPU approved a seven-year Rate Settlement Agreement (Rate Settlement Agreement) between NSTAR, the AG, and several interveners. Effective January 1, 2006 and continuing through 2012, the Rate Settlement Agreement establishes, among other things, annual inflation-adjusted distribution rate adjustments that are generally offset by an equal and corresponding reduction in transition rates. Refer to the “Rate Settlement Agreement” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details.

Massachusetts Regulatory Environment

The Secretary of Energy and Environmental Affairs oversees the Commonwealth Utilities Commission, consisting of three commissioners. The Commonwealth Utilities Commission leads the DPU, an agency that has jurisdiction over electric, natural gas, water, and transportation matters. Massachusetts has joined the Regional Greenhouse Gas Initiative, a multi-state group that supports implementation of programs to reduce the production of greenhouse gases by electric power plants.

In July 2008, the Massachusetts Legislature enacted the Green Communities Act (GCA) - energy policy legislation designed: (1) to substantially increase energy efficiency, (2) foster the development of renewable energy resources and (3) provide for a reduction of greenhouse gas emissions in Massachusetts. Refer to the “Massachusetts Regulatory Environment” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details.

Rate Decoupling

On July 16, 2008, the DPU issued an order to all Massachusetts’ electric and gas distribution utility companies that permits them to develop plans to decouple their rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption. Decoupling of rates will allow utility companies to carry out the mandates of the GCA and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric and gas services. This order allows utility companies to file for recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved. Once decoupled rate plans are approved, revenues will be set at a level designed to recover the utility companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year.

Sources and Availability of Electric Power Supply

For Basic Service power supply, NSTAR Electric makes periodic market solicitations consistent with DPU regulations. NSTAR Electric enters into short-term power purchase agreements to meet its Basic Service supply obligation, ranging in term from three to twelve months. NSTAR Electric fully recovers its payments to suppliers through DPU-approved rates billed to customers.

Wholesale Market and Transmission Regulation

NSTAR Electric is a New England Transmission Owner subject to FERC regulation and is a member of ISO-New England. Refer to the “FERC Transmission ROE” section of the accompanying Item 7, MD&A, for more details.

Forward Capacity Market (FCM)

The New England FCM includes a locational price mechanism to establish separate zones for capacity when transmission constraints are found to exist. FCM allows load-serving entities such as NSTAR to self-supply through contracted resources to meet its capacity obligations without participating in the FCAs. FCAs are auctions designed to procure capacity three or more years into the future with a one-year to five-year commitment period. Transition payments applicable to all capacity began December 1, 2006 at a rate of $3.05/kWMonth and escalate to $4.10/kWMonth until May 2010 when FCM will begin on June 1, 2010. The impact to rates for NSTAR customers during the transition period will be approximately 0.8 to 1.1 cents per kilowatt hour and is billed to NSTAR Electric by its energy suppliers. To date, two FCM auctions have taken place covering the 2010-2011 and 2011-2012 time periods. The auctions were oversubscribed by 2,814 MW and 4,360 MW, respectively, and the price reached a floor of $4.50/kWMonth and $3.60/kWMonth, respectively. The next auction will take place in October 2009 for the period 2012-2013. NSTAR Electric expects these costs to be fully recoverable.

NSTAR Gas

NSTAR Gas distributes natural gas to approximately 300,000 customers in 51 communities in central and eastern Massachusetts covering 1,067 square miles and having an aggregate population of 1.2 million. Twenty-five of these communities are also served with electricity by NSTAR Electric. Some of the larger communities served by NSTAR Gas include the Hyde Park area of Boston, Cambridge, Dedham, Framingham, New Bedford, Plymouth, Somerville, and Worcester.

NSTAR Gas’ operating revenues and energy sales percentages by customer class for the years 2008, 2007, and 2006, consisted of the following:

	Revenues ($)			Energy Sales (therms)
	2008	2007	2006	2008	2007	2006
Gas Sales and Transportation:
Residential	59%	60%	59%	43%	44%	44%
Commercial	24%	25%	27%	35%	33%	33%
Industrial and other	7%	7%	9%	17%	16%	17%
Off-System and Contract sales	10%	8%	5%	5%	7%	6%

Gas Rates

NSTAR Gas generates revenues primarily through the sale and/or transportation of natural gas. Gas sales and transportation services are divided into two categories: firm, whereby NSTAR Gas must supply gas and/or transportation services to customers on demand; and interruptible, whereby NSTAR Gas may, generally during colder months, temporarily discontinue service to high volume commercial and industrial customers. Sales and transportation of gas to interruptible customers have no impact on NSTAR Gas’ operating income because substantially the entire margin for such service is returned to its firm customers as rate reductions.

Retail gas delivery and supply rates are established by the DPU and are comprised of:

•

a distribution charge consists of a fixed customer charge and a demand and/or energy charge that collects the costs of building and expanding the gas infrastructure to deliver gas supply to its customers’ destination. This also includes collection of ongoing operating costs

•

a seasonal cost of gas adjustment clause (CGAC) represents the collection of gas supply costs, pipeline and storage capacity, costs related to charge-offs of uncollected energy costs and working capital related costs. The CGAC is reset every six months. In addition, NSTAR Gas is required to file interim changes to its CGAC factor when the actual costs of gas supply vary from projections by more than 5%

•

a local distribution adjustment clause (LDAC) primarily represents the collection of demand-side management costs, environmental costs, PAM related costs, and costs associated with the residential assistance adjustment clause. The LDAC is reset annually and provides for the recovery of certain costs applicable to both sales and transportation customers

NSTAR Gas purchases financial contracts based on NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure gas supply. All actual costs incurred or benefits realized when these contracts are settled are included in the CGAC of NSTAR Gas.

Gas Supply, Transportation and Storage

NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.

NSTAR Gas purchases transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that bring gas from major producing regions in the U.S., Gulf of Mexico, and Canada to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its gas supply from third-party vendors. Most of the supply is purchased under a firm portfolio management contract with a term of one year. NSTAR Gas has one multiple year contract, which is used for the purchase of its Canadian supplies for up to 4,500 MMbtu per day. Based on its firm pipeline transportation capacity entitlements, NSTAR Gas contracts for up to 139,214 MMbtu per day of domestic production during the winter heating season.

In addition to the firm transportation and gas supplies mentioned above, NSTAR Gas utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The LNG facilities, described below, are located within NSTAR Gas’ distribution system and are used to liquefy and store pipeline gas during the warmer months for use during the heating season. During the summer injection season, excess pipeline capacity is used to deliver and store gas in market area storage facilities located in the New York and Pennsylvania region. Stored gas is withdrawn during the winter season to supplement pipeline supplies in order to meet firm heating demand. NSTAR Gas has firm storage contracts and total storage capacity entitlements of approximately 9.3 Bcf.

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

Unregulated Operations

NSTAR’s unregulated operations include district energy operations, telecommunications, and liquefied natural gas service. District energy operations are provided through its AES subsidiary that sells chilled water, steam, and electricity to hospitals, teaching and research facilities located in Boston’s Longwood Medical Area. Telecommunications services are provided through NSTAR Com, which installs, owns, operates, and maintains a wholesale transport network for other telecommunications service providers in the metropolitan Boston area to deliver voice, video, data, and internet services to customers. Revenues earned from NSTAR’s unregulated operations accounted for approximately 4% of consolidated operating revenues in 2008, 2007 and 2006.

Regulation

The Energy Policy Act of 2005 established the Public Utility Holding Company Act of 2005 (PUHCA 2005) that transferred certain regulatory oversight from the SEC to the FERC. NSTAR has been granted an exemption and waiver from certain provisions of PUHCA 2005.

NSTAR Gas, NSTAR Electric and NSTAR Electric’s wholly-owned regulated subsidiary, Harbor Electric Energy Company, operate primarily under the authority of the DPU, whose jurisdiction includes supervision over retail rates for distribution of electricity, natural gas, and financing and investing activities. In addition, the FERC has jurisdiction over various phases of NSTAR Electric and NSTAR Gas utility businesses, conditions under which natural gas is sold at wholesale, facilities used for the transmission or sale of that energy, certain issuances of short-term debt, and regulation of accounting.

These companies are also subject to various other state and municipal regulations with respect to environmental, employment, and general operating matters.

Plant Expenditures and Financings

The most recent estimates of plant expenditures and long-term debt maturities for 2009 and the years 2010-2013 are as follows:

(in thousands)	2009	2010-2013
Plant expenditures	$365,000	$1,255,000
Long-term debt	$98,024	$1,385,530

In the five-year period 2009 through 2013, plant expenditures are forecasted to be used for system reliability and performance improvements, customer service enhancements, and capacity expansion in NSTAR’s service territory. Capital expenditures increased $62 million from $360 million in 2007 to $422 million in 2008 primarily due to the completion and placement in service of the last phase of NSTAR Electric’s 345kV Transmission Project. This project ensures continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area. A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE’s approval and will be recovered by NSTAR through wholesale and retail transmission rates. Of the $365 million planned expenditures for 2009, approximately $100 million is for transmission system improvements.

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

Seasonal Nature of Business

NSTAR Electric’s kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. NSTAR Gas’ sales are positively impacted by colder weather because a substantial portion of its customer base uses natural gas for space heating purposes. Refer to the accompanying “Selected Quarterly Consolidated Financial Data” section in Item 6, “Selected Consolidated Financial Data” for specific financial information by quarter for 2008 and 2007.

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

Number of Employees and Employee Relations

As of December 31, 2008, NSTAR had approximately 3,250 employees, including approximately 2,250, or 69%, who are represented by three labor unions covered by separate collective bargaining contracts.

Substantially all management, engineering, finance and support services are provided to the operating subsidiaries of NSTAR by employees of NSTAR Electric & Gas. NSTAR has the following labor union contracts:

Union	Percent of Union to Total NSTAR Employees	Supports	Contract Expiration Date
Local 369 of the Utility Workers of America (AFL-CIO)	59%	Utility Operations	June 1, 2012
Local 12004 of the United Steelworkers of America	8%	Utility Operations	March 31, 2010
Local 877 of the International Union of Operating Engineers (AFL-CIO)	2%	MATEP	September 30, 2009

NSTAR’s contract with Local 369 of the Utility Workers Union of America, AFL-CIO, which represents approximately 59% of total NSTAR employees, was set to expire on June 1, 2009. In January 2009, management and Local 369 reached an agreement on a three-year contract extension through June 1, 2012. Management believes that it has satisfactory relations with its employees.

(d) Financial Information about Geographic Areas

NSTAR is a holding company engaged through its subsidiaries in the energy delivery business in Massachusetts. None of NSTAR’s subsidiaries have any foreign operations or export sales.

(e) Available Information

NSTAR files its Forms 10-K, 10-Q and 8-K reports, proxy statements and other information with the SEC. You may access materials NSTAR has filed with the SEC on the SEC’s website at www.sec.gov. In addition, NSTAR’s Board of Trustees has various committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee and a Board Governance and Nominating Committee. The Board also has a standing Executive Committee. The Board has adopted the NSTAR Board of Trustees Corporate Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and a Code of Ethics and Business Conduct for Directors, Officers and Employees (“Code of Conduct”). NSTAR intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Office or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, on Form 8-K, within four business days following the date of such amendment or waiver. NSTAR’s SEC filings and Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR’s executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR’s website at: www.nstar.com: Select “Investor Relations” and “Financial Information.” Copies of NSTAR’s SEC filings may also be obtained free of charge by writing to NSTAR’s Investor Relations Department at the address on the cover of this Form 10-K or by calling 781-441-8338.

The certifications of NSTAR’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Annual Report on Form 10-K as Exhibits 31.1, 31.2, 32.1, and 32.2. NSTAR also filed the required Annual CEO Certification of its Chief Executive Officer pursuant to Section 303A of the NYSE Listing Manual in 2008, certifying that he is not aware of any violation of the NYSE corporate governance listing standards.

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

Potential municipalization or technological developments may adversely affect our regulated electricity and natural gas businesses.

Under Massachusetts law, no other entity may provide electric or gas delivery service to retail customers within NSTAR’s service territory without the written consent of NSTAR Electric and/or NSTAR Gas. Although not a trend, NSTAR’s operating utility companies could be exposed to municipalization risk, whereby a municipality could acquire the electric or natural gas delivery assets located in that city or town and take over the customer delivery service, thereby reducing NSTAR’s revenues. Any such action would require numerous legal and regulatory consents and approvals. NSTAR expects that any municipalization would require that NSTAR be compensated for its assets assumed. In addition, there is also the risk that technological developments could lead to distributed generation among NSTAR’s customer base.

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

NSTAR is subject to actual or potential claims and lawsuits involving environmental remediation activities for power generating sites previously owned and other potentially unidentified sites. NSTAR divested all of its regulated generating assets under terms that generally require the buyer to assume all responsibility for past and present environmental harm. Based on NSTAR’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR does not believe that its known environmental remediation responsibilities will have a material adverse effect on NSTAR’s results of operations, cash flows or financial position. However, discovery of currently unknown conditions at existing sites, identification of additional waste sites or changes in environmental regulation, could have a material adverse impact on NSTAR’s results of operations, cash flows or financial position.

NSTAR is subject to operational risk that could cause us to incur substantial costs and liabilities.

Our business, which involves the transmission and distribution of natural gas and electricity that is used as an energy source by our customers, is subject to various operational risks, including incidents that expose the Company to potential claims for property damages or personal injuries beyond the scope of NSTAR’s insurance coverage, and equipment failures that could result in performance below assumed levels. For example, operational performance below established target benchmark levels could cause NSTAR to incur penalties imposed by the DPU, up to a maximum of two and one-half percent of transmission and distribution revenues, under applicable Service Quality Indicators.

Increases in interest rates due to financial market conditions or changes in our credit ratings, could have an adverse impact on our access to capital markets at favorable rates, or at all, and could otherwise increase our costs of doing business.

NSTAR frequently accesses the capital markets to finance its working capital requirements, capital expenditures and to meet its long-term debt maturity obligations. Increased interest rates, or adverse changes in our credit ratings or further deterioration in the credit markets, would increase our cost of borrowing and other costs that could have an adverse impact on our results of operations and cash flows and ultimately have an adverse impact on the market price of our common shares. In addition, an adverse change in our credit ratings could increase borrowing costs, trigger requirements that we obtain additional security for performance, such as a letter of credit, related to our energy procurement agreements. Refer to the accompanying Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

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

An economic downturn, increased costs of energy supply, and customers’ conservation efforts could adversely affect energy consumption and could adversely affect our results of operations.

Energy consumption is significantly impacted by the general level of economic activity and cost of energy supply. Economic downturns such as the one which is currently occurring or periods of high energy supply costs typically lead to reductions in energy consumption and increased conservation measures. These conditions could adversely impact the level of energy sales and result in less demand for energy delivery. A recession or a prolonged lag of a subsequent recovery could have an adverse effect on NSTAR’s results of operations, cash flows or financial position.

The ability of NSTAR to maintain future cash dividends at the level currently paid to shareholders is dependent upon the ability of its subsidiaries to pay dividends to NSTAR.

As a holding company, NSTAR does not have any operating activity and therefore is substantially dependent on dividends from its subsidiaries and from external borrowings at variable rates of interest to provide the cash necessary for repayment of debt obligations, to pay administrative costs, to meet contractual obligations that may not be met by our subsidiaries and to pay common share dividends to NSTAR’s shareholders. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. As the holding company’s sources of cash are limited to dividends from its subsidiaries and external borrowings, the ability to maintain future cash dividends at the level currently paid to shareholders will be dependent upon earnings of NSTAR’s subsidiaries.

NSTAR’s subsidiaries do have certain limitations that could impact the payment of dividends to the parent company. Refer to the “Sources of Additional Capital and Financial Covenant Requirements” section of the accompanying Item 7, “Management’s Discussion and Analysis Financial Condition and Results of Operations” for more information.

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

Financial market performance and other changes may decrease the Company’s pension and postretirement benefit plans’ assets and could require additional funding beyond historic levels.

A sustained decline in the global financial markets, as was experienced in the second half of 2008, may have a material adverse effect on the value of our pension and postretirement benefit plans’ assets. This situation may increase our benefit plans’ funding requirements.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

NSTAR Electric properties include an integrated system of transmission and distribution lines and substations, a jointly owned administration office building and other structures such as garages and service centers that are located in eastern Massachusetts.

NSTAR Electric’s principal electric properties consist of substations, transmission and distribution lines and meters necessary to maintain reliable service to customers. In addition, it owns several service centers. NSTAR’s high-voltage transmission lines are generally located on land either owned or subject to perpetual and exclusive easements in its favor. Its low-voltage distribution lines are located principally on public property under permits granted by municipal and other state authorities. In October 2006, NSTAR Electric completed and placed in service the first approximate 18-mile transmission line of its 345 kV Transmission Project. A shorter second line of this project was placed in service in April 2007. A third and final line was placed in service in December 2008.

At December 31, 2008, NSTAR Electric’s primary and secondary transmission and distribution system consisted of approximately 21,950 circuit miles of overhead lines, approximately 12,980 circuit miles of underground lines, 255 substation facilities and approximately 1,169,300 active customer meters.

NSTAR Gas’ principal natural gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. In addition, it owns a jointly owned administration office and service building, three district office buildings and several natural gas receiving and take stations. As of December 31, 2008, the gas system included approximately 3,086 miles of gas distribution lines, approximately 188,000 services and approximately 299,500 customer meters together with the necessary measuring and regulating equipment. In addition, Hopkinton owns a liquefaction and vaporization plant, a satellite vaporization plant and above ground cryogenic storage tanks having an aggregate storage capacity equivalent to 3.5 Bcf of natural gas.

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

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

Item 4A.	Executive Officers of Registrant

Identification of Executive Officers

Name of Officer	Position and Business Experience	Age at December 31, 2008
Thomas J. May	Chairman, President and Chief Executive Officer and a NSTAR Trustee	61

James J. Judge	Senior Vice President, Treasurer and Chief Financial Officer	52

Douglas S. Horan	Senior Vice President - Strategy, Law and Policy, Secretary and General Counsel	59

Joseph R. Nolan, Jr.	Senior Vice President - Customer & Corporate Relations	45

Werner J. Schweiger	Senior Vice President - Operations	49

Christine M. Carmody	Senior Vice President - Human Resources	45

Eugene J. Zimon	Senior Vice President - Information Technology	60

Robert J. Weafer, Jr.	Vice President, Controller and Chief Accounting Officer	61

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information and (c) Dividends

The NSTAR Common Shares, $1 par value, are listed on the New York Stock Exchange under the symbol “NST.” NSTAR’s Common Shares closing market price at December 31, 2008 was $36.49 per share.

The NSTAR Common Shares high and low sales prices as reported by the New York Stock Exchange composite transaction reporting system and dividends declared per share for each of the quarters in 2008 and 2007 were as follows:

	2008			2007
	Sales Prices		Dividends Declared	Sales Prices		Dividends Declared
	High	Low		High	Low
First quarter	$36.70	$29.36	$0.350	$35.37	$32.68	$0.325
Second quarter	$35.36	$30.41	$0.350	$37.37	$31.70	$0.325
Third quarter	$40.00	$31.17	$0.350	$35.05	$30.75	$0.325
Fourth quarter	$36.94	$25.67	$0.375	$37.00	$33.45	$0.350

NSTAR paid common share dividends to shareholders totaling $149.5 million and $138.9 million in 2008 and 2007, respectively.

(b) Holders

As of December 31, 2008, there were 20,276 registered holders of NSTAR Common Shares.

(d) Securities authorized for issuance under equity compensation plans

The following table provides information about NSTAR’s equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	2,327,034	$28.71	3,597,703
Equity compensation plans not approved by shareholders	—	N/A	N/A

Total	2,327,034	$28.71	3,597,703

The NSTAR 2007 Long Term Incentive Plan (the 2007 Plan) permits a variety of stock and stock-based awards, including stock options, deferred stock awards and performance share units granted to key employees. The 2007 Plan replaced NSTAR’s 1997 Share Incentive Plan, which expired by its terms in January 2007. Subject to adjustment for stock-splits and similar events, the aggregate number of common shares that are available for award under the 2007 Plan is 3.5 million. The Plan limits the terms of awards to ten years and prohibits the granting of awards beyond ten years after its effective date. In general, stock options and stock awards vest over a three-year period from date of grants. The Executive Personnel Committee (EPC) of the Board of Trustees approves stock-based awards for all executives and other key employees. However, the Chief Executive Officer (CEO)’s award must also be approved by the independent members of the Board of Trustees. The EPC and Board of Trustees established that the date of grant for annual stock-based awards under the Plan is the date each year on which the Board of Trustees approves the CEO’s stock award. This date is when all participants are notified of their awards. Options are granted at the full market price of the common shares on the date of grant.

(e) Purchases of equity securities

Common Shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the Long Term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent. During the three-month period ended December 31, 2008, the shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share
October	83,124	$31.72
November	115,542	$33.88
December	56,497	$36.05

Total Fourth Quarter	255,163	$33.66

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

The stock performance graph presentations set forth below compare cumulative five-year and ten-year shareholder returns with the Standard & Poor’s 500 Index (S&P 500) and the Edison Electric Industry Index (EEI Index), a recognized industry index of 59 investor-owned utility companies. Pursuant to the SEC’s regulations, the graphs below depict the investment of $100 at the commencement of the measurement periods, with dividends reinvested.

Five-Year Performance Graph

Ten-Year Performance Graph

Item 6.	Selected Consolidated Financial Data

The following table summarizes five years of selected consolidated financial data.

(in thousands, except per share data)	2008	2007	2006	2005	2004
Operating revenues	$3,345,387	$3,261,784	$3,577,702	$3,243,120	$2,954,332
Net income	$237,547	$221,515	$206,774	$196,135	$188,481
Per common share:
Basic earnings	$2.22	$2.07	$1.94	$1.84	$1.77
Diluted earnings	$2.22	$2.07	$1.93	$1.83	$1.76
Cash dividends declared (a)	$1.425	$1.325	$1.535	$0.87	$1.1225
Total assets	$8,269,489	$7,759,545	$7,769,091	$7,638,332	$7,391,356
Long-term debt (b)	$2,012,467	$2,017,439	$1,723,558	$1,614,411	$1,792,654
Transition property securitization (b)	$331,209	$483,961	$637,217	$787,966	$308,748
Preferred stock of subsidiary	$43,000	$43,000	$43,000	$43,000	$43,000

(a)	As a result of a change in NSTAR’s Board of Trustees’ meetings schedule in 2005, the fourth quarter dividend that typically would have been declared in December 2005, was approved on January 26, 2006 at $0.3025 per share, and therefore dividends declared during 2006 include the fourth quarter of 2005. The dividend payment schedule remained unchanged.
(b)	Excludes the current portion.

Selected Quarterly Consolidated Financial Data (Unaudited) (a)

(in thousands, except earnings per share)
	Operating Revenues	Operating Income	Net Income	Earnings Per Share (b)
				Basic	Diluted
2008
First quarter	$895,581	$95,425	$59,236	$0.55	$0.55
Second quarter	$743,715	$88,099	$50,369	$0.47	$0.47
Third quarter	$892,208	$123,288	$85,820	$0.80	$0.80
Fourth quarter	$813,883	$79,302	$42,122	$0.39	$0.39

2007
First quarter	$984,378	$89,187	$47,820	$0.45	$0.45
Second quarter	$725,135	$92,720	$50,100	$0.47	$0.47
Third quarter	$804,919	$121,061	$84,198	$0.79	$0.79
Fourth quarter	$747,352	$80,869	$39,397	$0.37	$0.37

(a)	This information has been provided in accordance with Regulation S-K, Item 302(a)

(b)	The sum of the quarters may not equal basic and diluted annual earnings per share due to rounding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. NSTAR’s retail electric transmission and distribution utility subsidiaries are NSTAR Electric and NSTAR Gas, respectively. NSTAR’s nonutility, unregulated operations include district energy operations primarily through its AES subsidiary, telecommunications operations (NSTAR Com) and a liquefied natural gas service company (Hopkinton). Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority. Utility operations accounted for approximately 96% of consolidated operating revenues in 2008, 2007 and 2006.

NSTAR consolidates three wholly-owned special purpose subsidiaries, BEC Funding LLC, established in 1999, BEC Funding II, LLC and CEC Funding, LLC, both established in 2004. These entities were created to complete the sale of electric rate reduction certificates to a special purpose trust created by two Massachusetts state agencies. These financing transactions securitized the costs incurred related to the divestiture of generation assets and long-term power contracts.

NSTAR derives its operating revenues primarily from the sale of energy, distribution and transmission services to customers and from its unregulated businesses. NSTAR’s earnings are impacted by fluctuations in unit sales of electric kWh and natural gas MMbtu, which directly determine the level of distribution and transmission revenues recognized. In accordance with the regulatory rate structure in which NSTAR operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings. As a result of this rate structure, any variability in the cost of energy supply purchased will impact purchased power and transmission and cost of gas sold expenses and corresponding revenues but will not affect the Company’s net income.

Critical Accounting Policies and Estimates

NSTAR’s discussion and analysis of its financial condition, results of operations and cash flows are based on the accompanying Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements required management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are defined as those that require significant judgment and uncertainties, and potentially may result in materially different outcomes under different assumptions and conditions. The accounting policies and estimates that are most critical to the reported results of operations, cash flows and financial position are described below.

a. Revenue Recognition

Utility revenues are based on authorized rates approved by the DPU and the FERC. Revenues related to the sale, transmission and distribution of energy delivery service are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on systematic meter readings throughout a month. Meters that are not read during a given month are estimated and trued-up to actual use in a future period. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and the corresponding unbilled revenue is recorded. Unbilled electric revenue is estimated each month based on daily territory load (customer energy requirements), estimated line losses and applicable customer rates. Unbilled natural gas revenues are estimated based on estimated purchased gas volumes, estimated gas losses and tariffed rates in effect. Accrued unbilled revenues recorded in the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007 were $62 million and $60 million, respectively.

The level of revenues is subject to seasonal weather conditions. Electric sales volumes are typically higher in the winter and summer than in the spring or fall. Gas sales volumes are impacted by colder weather since a substantial portion of NSTAR’s customer base uses natural gas for heating purposes. As a result, NSTAR records a higher level of revenue during the seasonal periods mentioned above.

NSTAR’s nonutility revenues are recognized when services are rendered or when the energy is delivered. Revenues are based, for the most part, on long-term contractual rates.

b. Regulatory Accounting

NSTAR follows accounting policies prescribed by GAAP, the FERC and the DPU. As a rate-regulated company, NSTAR’s utility subsidiaries are subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries. NSTAR’s energy delivery businesses remain subject to rate-regulation and continue to meet the criteria for application of SFAS 71. This ratemaking process results in the recording of regulatory assets or a regulatory liability (including cost of removal) based on the probability of current and future cash flows. Regulatory assets represent incurred or accrued costs that have been deferred because they are probable of future recovery from customers. Regulatory liabilities may represent collections from customers that have been deferred because they will be expended in the future or they may relate to the future cost of removal of assets. (Refer to the accompanying Asset Retirement Obligations section of Item 7.) As of December 31, 2008 and 2007, NSTAR has recorded regulatory assets of $2.9 billion and $2.6 billion, and regulatory liabilities of $265 million and $258.9 million, respectively. NSTAR continuously reviews these regulatory assets to assess their ultimate recoverability within the approved regulatory guidelines. NSTAR expects to fully recover these regulatory assets in its rates. If future recovery of any deferred costs ceases to be probable, NSTAR would be required to charge such deferred amounts to current earnings. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

c. Pension and Other Postretirement Benefits

NSTAR’s annual pension and other postretirement benefits costs are dependent upon several factors and assumptions, such as but not limited to, employee demographics, plan design, the level of cash contributions made to the plans, the discount rate, the expected long-term rate of return on the plans’ assets and health care cost trends.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS 106), changes in pension and PBOP liabilities associated with these factors are not immediately recognized as pension and PBOP costs in the statements of income, but generally are recognized in future years over the remaining average service period of the plans’ participants. As a result of the requirements of SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements Nos. 87, 88, 106, and 132(R)” (SFAS 158), these factors could have a significant impact on pension and postretirement assets or liabilities recognized.

NSTAR’s Pension Plan and PBOP Plan assets, which partially consist of equity investments, have been affected by recent declines in the overall global equity markets. Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans. The earnings impact of increased Pension and PBOP costs is mitigated as a result of NSTAR’s DPU-approved pension and PBOP rate adjustment mechanism (PAM). Under the PAM, NSTAR is authorized to recover its pension and PBOP expense through this reconciling rate mechanism. The PAM removes the volatility in earnings that could result from fluctuations in market conditions and plan assumptions.

There were no significant changes to NSTAR’s pension and PBOP benefits in 2008, 2007 and 2006 that had a material impact on recorded pension and PBOP costs. As further described in Note G, “Pension and Other Postretirement Benefits,” to the accompanying Consolidated Financial Statements, NSTAR’s discount rate for the Pension Plan was 6.25% at both December 31, 2008 and 2007, respectively. NSTAR’s discount rate for the PBOP obligation was 6.10% and 6.25% at December 31, 2008 and 2007, respectively. These discount rates align with market conditions and the characteristics of NSTAR’s pension and PBOP obligations. The expected long-term rate of return on both pension plan and PBOP assets for 2008 remained at 9.0%, the same as 2007 and 2006.

Changes in these assumptions will have an impact on reported pension and PBOP costs in future years in accordance with the cost recognition approaches of SFAS 87 and SFAS 106, respectively. In determining pension obligation and cost amounts, these assumptions may change from period to period, and such changes could result in material changes to recorded pension and PBOP costs and funding requirements.

The following table reflects the projected benefit obligation and cost sensitivities associated with a change in certain actuarial assumptions by the indicated percentage. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

(in thousands)
Actuarial Assumption	Change in Assumption	Impact on Projected Benefit Obligation Increase/(Decrease)	Impact on 2008 Cost Increase/(Decrease)
Pension:
Increase in discount rate	50 basis points	$(55,588)	$(5,364)
Decrease in discount rate	50 basis points	$55,018	$4,680
Increase in expected long-term rate of return on plan assets	50 basis points	N/A	$(5,115)
Decrease in expected long-term rate of return on plan assets	50 basis points	N/A	$5,115

Other Postretirement Benefits:
Increase in discount rate	50 basis points	$(43,618)	$(5,057)
Decrease in discount rate	50 basis points	$48,903	$6,682
Increase in expected long-term rate of return on plan assets	50 basis points	N/A	$(1,657)
Decrease in expected long-term rate of return on plan assets	50 basis points	N/A	$1,657

Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio that approximates the Plan liabilities. Management further considers rates of high quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s plans. In determining the expected long-term rate of return on plan assets, NSTAR considers past performance and economic forecasts for the types of investments held by the Plan as well as the target allocation for the investments over a long-term period. In 2008, NSTAR kept the expected long-term rate of return on plan assets at 9.0% as a result of the prevailing outlook for investment returns. Actuarial assumptions also include an assumed rate for administrative and investment expenses, which have averaged approximately 0.6% for 2008, 2007 and 2006.

The expected long-term rate of return on Plan assets could vary from actual returns as well as the target allocation for investments over time. As such, these fluctuations could impact NSTAR’s capital resources to meet its plan contributions. During 2008, NSTAR contributed $72.6 million to the Pension Plans and $15 million to the PBOP Plan. In 2009 NSTAR expects to contribute $25 million to the Pension Plan and $30 million to the PBOP Plan.

The Pension Protection Act of 2006 (the PPA) requires employers with defined-benefit pension plans to make minimum contributions to fund any shortfall between the assets and liabilities of the plan over a period of seven years. On December 23, 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WRERA) was enacted. WRERA provides relief to single employer pension plans with respect to contribution requirements for the 2008, 2009, and 2010 plan years. Specifically, WRERA reduces the required shortfall to the difference between plan assets and 94% of the plan liabilities for the 2009 plan year (increasing to 96% in 2010). The relief effectively reduces the required amount NSTAR will need to contribute to the pension plan for the 2009 plan year. The Company is in compliance with PPA and WRERA as of December 31, 2008.

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

Investments in Yankee Companies

NSTAR Electric has an equity ownership of 14% in CY, 14% in YA, and 4% in MY, (collectively, the Yankee Companies). CY, YA and MY plant sites have been decommissioned in accordance with NRC procedures. Amended licenses continue to apply to the ISFSI’s where spent nuclear fuel is stored at these sites. CY, YA and MY remain responsible for the security and protection of the ISFSI and are required to maintain radiation monitoring programs at the sites.

Yankee Companies Spent Fuel Litigation

In October, 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation, in the amounts of $34.2 million, $32.9 million and $75.8 million for CY, YA and MY, respectively. This judgment in favor of these Yankee companies relates to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY. NSTAR Electric’s portion of the judgment amounts to $4.8 million, $4.6 million and $3 million, respectively. On December 4, 2006, the DOE filed its notice of appeal of the trial court’s decision. As a result, the Yankee Companies have not recognized the damage awards on their books, and therefore, NSTAR Electric has not recognized its portion. On December 14, 2007, the Yankee companies filed complaints against the DOE seeking damages from 2001 for CY and YA, and from 2002 for MY, through a future trial date. On August 7, 2008, a federal appeals court reversed and remanded the U.S. Court of Federal Claims judgment based on an error in the measurement of the award calculation. NSTAR cannot predict the ultimate outcome of this decision on appeal or the subsequent complaints. However, should NSTAR Electric ultimately prevail, proceeds received would be refunded to customers and would not have an earnings impact.

The accounting for decommissioning costs of nuclear power plants involves significant estimates related to costs to be incurred many years in the future. Changes in these estimates will not affect NSTAR’s results of operations or cash flows because these costs will be collected from customers through NSTAR Electric’s transition charge filings with the DPU.

Derivative Instruments

Energy Contracts

NSTAR accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (SFAS 149). NSTAR has determined that its electricity supply contracts qualify for, and NSTAR has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR has only one significant gas supply contract. This contract is an all-requirements portfolio asset management contract that expires in October 2009. This contract contains market based pricing terms and, therefore, no financial statement adjustments would be required. Gas supply costs incurred related to this contract were $259 million, $224 million and $237 million for the years ended December 31, 2008, 2007 and 2006, respectively, and have been recorded to Cost of gas sold on the accompanying Consolidated Statements of Income. Refer to the accompanying Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for a further discussion.

Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure gas supply. These contracts qualify as derivative financial instruments under SFAS 133, as amended by SFAS 149. Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date. All actual costs incurred or benefits realized are included in the CGAC of NSTAR Gas. As a result, NSTAR Gas records an offsetting regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income. Currently, these derivative contracts extend through April 2010. As of December 31, 2008 and 2007, NSTAR had recorded a liability and a corresponding regulatory asset of $32.9 million and $10.5 million, respectively, to reflect the fair value of these contracts. During the years ended December 31, 2008 and 2007, $16 million and $30 million, respectively, of these financial contracts were settled and were recognized as additional charges to Cost of gas sold on the accompanying Consolidated Statements of Income.

Asset Retirement Obligations

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

The recognition of an ARO within NSTAR’s regulated utility businesses has no impact on its earnings. In accordance with SFAS 71, for its rate-regulated utilities, NSTAR establishes a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO. NSTAR has certain plant assets in which this condition exists and is related to both plant assets containing hazardous materials and legal requirements to undertake remediation efforts upon retirement.

For NSTAR’s regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of December 31, 2008 and 2007, the estimated amount of the cost of removal included in regulatory liabilities was approximately $265 million and $259 million, respectively, based on the estimated cost of removal component in current depreciation rates. At December 31, 2008, NSTAR has an asset retirement cost in utility plant of $3 million, an asset retirement liability of $26 million and a regulatory asset of $21 million.

New Accounting Standard

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161) which is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced disclosures. This standard became effective on January 1, 2009. NSTAR anticipates that SFAS 161 will not have a significant impact on its current disclosures.

Rate and Regulatory Proceedings

a. Rate Structures

Rate Settlement Agreement

Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases (SIP of 1.74%, 2.68%, and 2.64% effective January 1, 2009, 2008, and 2007, respectively). These increases are generally offset by an equal and corresponding reduction in transition rates. Uncollected transition costs are deferred and will be collected through future rates with a carrying charge.

Basic Service Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those customers who choose not to buy energy from a competitive energy supplier. Basic Service rates are reset every six months (every three months for large commercial and industrial customers). The price of Basic Service is intended to reflect the average competitive market price for electric power. As of December 31, 2008, 2007, and 2006, customers of NSTAR Electric had approximately 45%, 47%, and 49%, respectively, of their load requirements provided through Basic Service. NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.

Firm Natural Gas Rates

In addition to delivery service rates, NSTAR Gas’ tariffs include a seasonal CGAC and a LDAC. The CGAC provides for the recovery of all gas supply costs from firm sales customers. The LDAC provides for the recovery of certain costs applicable to both sales and transportation customers. The CGAC is filed semi-annually for approval by the DPU. The LDAC is filed annually for approval. In addition, NSTAR Gas is required to file interim changes to its CGAC factor when the actual costs of gas supply vary from projections by more than 5%. Changes in the cost of gas supply have no impact on the Company’s earnings due to the CGAC and LDAC rate recovery mechanisms.

b. Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and consumer division statistics performance for all Massachusetts utilities. NSTAR Electric and NSTAR Gas are required to report annually to the DPU concerning their performance as to each measure and are subject to maximum penalties of up to two percent (two and one-half percent beginning in 2009) of total transmission and distribution revenues should performance fail to meet the applicable benchmarks.

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

On March 1, 2007, NSTAR Electric and NSTAR Gas filed their 2006 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of performance. The reports indicate that no penalty was assessable for 2006. The DPU approved both filings but did not approve NSTAR Electric’s benchmarks due to outstanding DPU decisions relating to changes in the calculation of reliability measures for the duration and frequency of service interruptions. On September 25, 2008, the DPU issued an order clarifying these requirements, and NSTAR Electric will file recalculated benchmarks in 2009.

On February 29, 2008, NSTAR Electric and NSTAR Gas filed their 2007 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of performance. The NSTAR Electric report did not include 2007 results for reliability measures for the duration and frequency of service interruptions due to the outstanding DPU decisions. The filed reports indicate that no penalty was assessable for 2007 for non-reliability measurements. On May 16, 2008, the DPU issued an order that approved the NSTAR Gas 2007 Service Quality Report, as filed. The September 2008 order clarified the outstanding issues pertaining to calculating reliability measures for the duration and frequency of service interruptions. NSTAR Electric will now file its 2007 Service Quality Report for reliability performance information in 2009.

In addition, the May and September 2008 DPU orders established new requirements for NSTAR Electric performance metrics related to poor performing circuits. These new performance metrics measure circuit performance over a three-year period that commenced on January 1, 2007. NSTAR Electric’s performance level has not been in a penalty position as of December 31, 2008. NSTAR Electric will not be able to determine its final performance related to all of the SQI circuit performance measurements until the end of 2009.

c. Regulatory Matters

Massachusetts Regulatory Environment

On July 2, 2008, the Massachusetts Legislature passed the Green Communities Act (GCA) energy policy legislation designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GCA:

•	Creates a new Department of Energy Resources with expanded powers to oversee energy efficiency, renewable and alternative energy development, and other Green programs;

•	Mandates efficiency improvements in government buildings, and provides technical and financial assistance to communities that implement Green initiatives;

•

Requires electric and natural gas distribution companies to file three-year energy efficiency investment plans designed to implement all available cost-effective energy efficiency and demand reduction resources; the plans are to include fully reconciling funding mechanisms and incentives;

•

Requires utility distribution companies to undertake various Green programs, including the solicitation of bids for long-term renewable energy procurement contracts for which utilities would be allowed remuneration on certain contract commitments;

•	Establishes a “smart grid” pilot program;

•	Gives final approval to the State’s participation in the Regional Greenhouse Gas Initiative;

•	Increases the Renewable Portfolio Standard by 1% annually, requiring that by the year 2020 utilities and other electricity suppliers obtain 15% of the power they sell from renewable resources;

•	Authorizes electric distribution companies to construct, own, and operate up to 50 megawatts of solar generating capacity; and

•	Modifies the service quality performance penalty provision (Refer to Note N of the accompanying Notes to Consolidated Financial Statements).

The GCA provides for utilities to recover in rates the incremental costs associated with its various mandated programs.

On August 7, 2008, the Massachusetts Global Warming Solutions Act (GWSA) was enacted. The intention of the GWSA is to reduce greenhouse gas emissions in Massachusetts across multiple sectors of the economy, first by requiring the reporting of carbon dioxide and other greenhouse gas emissions and then requiring the gradual reduction of such greenhouse gas emissions by 80% of 1990 levels over a 40-year period beginning in 2010. Regulations setting forth specific detailed requirements under the GWSA will start with the reporting requirements that are presently expected to be established during the second quarter of 2009. By January 1, 2012, the State is expected to adopt regulations establishing a desired level of declining emissions limits for resources that emit greenhouse gases. At this time, NSTAR cannot predict the effect of the GWSA on its future results of operations, financial position, or cash flows.

Electric and Gas Rate Decoupling

On July 16, 2008, the DPU issued an order to all Massachusetts’ electric and gas distribution utility companies that permits them to develop plans to decouple their rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption. Decoupling of rates will allow utility companies to carry out the mandates of the GCA and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric and gas services. This order allows companies to file for recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved. Once decoupled rate plans are approved, revenues will be set at a level designed to recover the utility companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year.

NSTAR Electric expects to file for lost base revenues in 2009. The recovery of lost base revenues is not anticipated to have a material impact on earnings as any revenue adjustment mitigates the impact of lower sales resulting from energy efficiency. NSTAR Electric currently does not expect to file for fully decoupled electric rates until after the Rate Settlement Agreement expires in 2012. However, NSTAR Gas may file prior to that date.

Regulatory Proceedings - DPU Safety and Reliability programs (CPSL)

As part of the 2005 rate settlement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval. NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively. This includes incremental operations and maintenance and revenue requirements on capital investments. The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU. The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million. NSTAR anticipates filing with the DPU its final 2008 CPSL cost recovery reconciliation in the second quarter of 2009. NSTAR cannot predict the timing of these pending filings. Should an adverse decision be issued that would disallow CPSL cost recovery, it could have a material adverse impact to NSTAR’s results of operations, financial position, and cash flows.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement encourages NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers. If NSTAR Electric’s efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs. Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers. The recovery of NSTAR Electric’s share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval. Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments. After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007. This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases. On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement. The DPU re-established a procedural schedule and final briefs were filed in early May 2008. Through December 31, 2008, $12.6 million has been collected from customers for the Wholesale Power Cost Saving Initiatives.

NSTAR is unable to predict the timing or ultimate outcome of this proceeding. In the event an adverse decision is issued, it would not have a material impact on the Company’s results of operations.

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

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs. This proposed rate adjustment was anticipated to be implemented effective July 1, 2007. On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate. However, the DPU instructed NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs. Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement. This adjustment to NSTAR Electric’s distribution rates would eliminate the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence. NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008. NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail. However, in the event that it does not, NSTAR Electric intends to pursue all legal options. As of December 31, 2008, the potential impact to earnings of eliminating the bad debt adder would be approximately $17 million, pre-tax. NSTAR cannot predict the timing of this proceeding.

Regulatory Proceeding - FERC

On July 9, 2007, FERC approved NSTAR Electric’s 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings. As a result of these proceedings, NSTAR Electric reached an agreement with the FERC staff, the AG, and a wholesale customer. A final Settlement Agreement was filed on March 12, 2008 and approved by the FERC on June 19, 2008. The implementation of this Settlement Agreement did not have an impact on the Company’s results of operations, financial position, or cash flows.

FERC Transmission ROE

Local Transmission Facilities

Effective retroactive to February 1, 2005, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, a base ROE on transmission facilities of 10.4%. This was increased to 11.14% effective on November 1, 2006. NSTAR earns this ROE on all local transmission facility investments.

Regional Transmission Facilities

The FERC also authorized a 50 basis point adder on regional facilities for joining a RTO effective February 1, 2005 (the RTO effective date). NSTAR joined ISO-New England on the RTO effective date, thereby qualifying for the adder. This brings the ROE on NSTAR’s regional transmission facilities to 10.9% for the period from February 1, 2005 to October 31, 2006, and 11.64% thereafter. Customers of the ISO-NE participants benefit from this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability concerns.

Additional Incentive Adders

Additional incentive adders are decided on a case by case basis according to FERC’s most recent national transmission incentive rules. The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities. New England projects that were included in ISO-NE’s regional system plan and went into service prior to December 31, 2008 qualified for a 100 basis point ROE adder. This 100 basis point adder, when combined with the FERC’s approved ROEs described above, results in a 12.64% ROE for qualified regional investments. The incentive is intended to promote and accelerate investment in transmission projects that can significantly reduce congestion costs and enhance reliability in the region. NSTAR’s 345 kV Transmission Project, among others, has received this additional incentive adder.

Proposed Transmission Investment

On December 12, 2008, NSTAR Electric, together with Northeast Utilities (NU) (collectively, the Petitioners), filed a joint petition with the FERC for a declaratory judgment that would allow the Petitioners to enter into a bilateral transmission services agreement with Hydro Quebec (HQ) subsidiaries. Under this agreement, the Petitioners would sell 1,200 MW of firm transmission service over a new, participant-funded transmission tie line connecting New England with the HQ system in order for HQ to sell and deliver this same amount of firm power from the HQ system to interested parties in New England for a term of no less than twenty years. This project would provide a competitive source of clean power that is favorable in comparison to current alternatives and provides for an expansion of New England’s transmission system without raising regional transmission rates.

The Petitioners and HQ are negotiating:

•

A joint development agreement for the design and construction of a 1,200 MW high-voltage direct current line over existing rights-of-way in Northern New England to a point to be determined in Southern New Hampshire and are performing joint planning studies for this line

•	A long-term bilateral transmission service agreement

•	A Purchase Power Agreement for HQ to sell 1,200 MW of firm power to NSTAR Electric, NU and other interested New England entities for a period of no less than twenty years

These transmission agreements must be approved by the FERC and the Purchase Power Agreement between HQ, NSTAR Electric, and other interested New England entities, must be approved by their appropriate state regulatory agencies. NSTAR Electric anticipates that, if approved by the FERC and the DPU, construction will commence in the 2011 to 2014 timeframe and forecasts that its portion of the construction funding to be approximately $200 million. NSTAR Electric and NU will finance and own this transmission line, while HQ will reimburse NSTAR Electric and NU for the total costs of this project, including an investment return to NSTAR Electric and NU, over twenty years.

General Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows or financial condition.

Income Tax Matters

Construction-related Costs

In 2004, NSTAR filed an amended 2002 Federal income tax return to change the method of accounting for certain construction-related overhead costs previously capitalized to plant to the Simplified Service Cost Method (SSCM). Under SSCM, certain costs which were previously capitalized for tax purposes are deducted in the year incurred. NSTAR has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $368.9 million. In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied. NSTAR did not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others. Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward. NSTAR was required to make a cash tax payment to the IRS of $129.1 million in late 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR, once this tax position is resolved. As a result of recent developments, as of December 31, 2008, this refund has been recorded as a current refundable income tax on the accompanying Consolidated Balance Sheets; at December 31, 2007, it was recorded as non-current.

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

As of January 1, 2007, the potential tax loss was approximately $39.6 million. NSTAR adopted FIN 48 effective January 1, 2007. FIN 48 establishes a tax accounting recognition standard of more-likely-than-not, which is a lower threshold than NSTAR’s previous tax recognition policy of probable. Upon the adoption of FIN 48, NSTAR recognized the entire amount as an adjustment to its January 1, 2007 retained earnings balance. NSTAR cannot predict the timing or ultimate resolution of this tax position.

IRS Appeals and Examinations

As of December 31, 2008, the 2001 through 2007 federal and state tax years remain open. Years 2001 through 2004 (which include the SSCM and RCN Share Abandonment matters) are at the IRS Office of Appeals and years 2005 through 2007 are under examination by the IRS. The 2008 Federal income tax return is being examined under the IRS Compliance Assurance Process (CAP). This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed. NSTAR expects that ongoing IRS audits will not have a material effect on its financial statements. However, the outcome of any audit and the timing of audit settlement are subject to significant uncertainty.

Earnings Outlook

NSTAR is reaffirming its guidance for the year 2009 as follows:

•	Earnings per share are expected to be in the $2.33 to $2.43 range

•	Electric sales are expected to increase by about 1%; gas sales are expected to be flat

•	Operations and maintenance expense is expected to decline by about 2% due to cost control efforts across the company anticipated throughout the year

•	Capital expenditures for 2009 are expected to be approximately $365 million

Common Share Dividends

On November 20, 2008, NSTAR’s Board of Trustees declared a quarterly cash dividend of $0.375 per share for shareholders of record on January 9, 2009, payable February 2, 2009. NSTAR’s current annualized rate is $1.50 per share, a 7.1% increase over the previous rate of $1.40 per share. NSTAR expects that the growth rate of its common dividend will continue to be in-line with the growth rate in earnings per share. All future dividend decisions are subject to quarterly dividend declarations based on the Company’s financial position and other relevant considerations at the time.

Results of Operations

The following section of MD&A compares the results of operations for each of the three fiscal years ended December 31, 2008, 2007, and 2006 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

2008 compared to 2007

Executive Summary

NSTAR achieved several positive performance results in 2008:

•	EPS increased $0.15 from $2.07 to $2.22. This 7.2% increase reflects increased distribution revenues, higher transmission revenues, and lower interest costs

•	The Company’s common share dividend was increased in 2008 by 7.1%

•	NSTAR, NSTAR Electric, and NSTAR Gas each maintained their S&P overall credit ratings at “A” levels

Earnings per common share were as follows:

	Years ended December 31,
	2008	2007	% Change
Basic and Diluted	$2.22	$2.07	7.2

Net income was $237.5 million for 2008 compared to $221.5 million for 2007. Major factors on an after tax basis that contributed to the $16.0 million, or 7.2%, increase include:

•	Higher electric distribution revenues ($11.5 million)

•	Higher transmission revenues as a result of increased transmission investment base ($13.9 million)

•	Non-recurring cumulative impact of implementing the March 2008 FERC transmission order ($2.4 million)

•	Higher earnings from NSTAR’s unregulated businesses ($4.3 million)

•	Environmental insurance settlement ($2.9 million)

•	Lower net interest expense primarily as a result of decreased interest rates and increased interest income related to higher regulatory asset balances ($7.0 million)

These positive earnings factors were partially offset by:

•

Higher operations and maintenance expenses ($9.9 million) primarily relating to unplanned expenditures related to litigation and claims ($3.0 million), and higher storm-related costs ($1.8 million). The remaining increase relates to higher labor costs including union contract negotiations that concluded in January 2009

•	Higher depreciation and amortization and property tax expenses in 2008 related to higher depreciable electric and gas distribution plant in service ($9.1 million)

•	Lower firm gas revenues due to lower sales of 1.4% ($1.8 million)

•	Absence of the 2007 recognition of interest income on certain tax matters ($3.0 million)

Significant cash flow events during 2008 include the following:

•

Cash flows from operating activities provided approximately $543.1 million, an increase of $51.7 million as compared to the same period in 2007. The increase is due to an increase in operating income driven by increased electric distribution revenues and increased earnings from unregulated subsidiaries, favorable changes in various working capital balances, and lower income tax payments. These items were offset by higher Pension contributions ($70 million) during 2008

•	NSTAR invested approximately $422.2 million in capital projects to improve capacity and reliability

•	NSTAR paid approximately $149.5 million in common share dividends and retired approximately $159.6 million in long-term and securitized debt

•	Short-term borrowings increased from $403.4 million to $582.9 million during 2008, an increase of $179.5 million

Energy Sales

The following is a summary of retail electric and firm gas and transportation energy sales for the years indicated:

	Years ended December 31,
	2008	2007	% Change Increase/(decrease)
Retail Electric Sales - MWH
Residential	6,538,227	6,575,587	(0.6)
Commercial, Industrial, and Other	15,109,818	15,079,661	0.2

Total retail sales	21,648,045	21,655,248	0.0

	Years ended December 31,
	2008	2007	% Change Increase/(decrease)
Firm Gas Sales and Transportation - BBtu
Residential	20,763	21,792	(4.7)
Commercial and Industrial	22,134	21,788	1.6
Municipal	2,933	2,885	1.7

Total firm sales	45,830	46,465	(1.4)

NSTAR’s electric energy sales in 2008 were flat primarily due to the unfavorable weather conditions resulting from a cooler summer during 2008 as compared to 2007. In addition, electric sales have been impacted by the downturn in the economy that has resulted in lost sales from commercial office and retail business vacancies, and also by the impact of customer and NSTAR-sponsored conservation measures. The 1.4% decrease in firm gas and transportation sales is due to the milder winter weather that directly impacts residential sales offset by the shift of commercial and industrial customers converting to using natural gas from fuel oil. All gas customer segments are impacted by continued customer conservation efforts.

Weather, higher fuel costs, conservation measures, and economic conditions affect sales to NSTAR’s residential and small commercial customers. Economic conditions, higher fuel costs, and conservation measures affect NSTAR’s large commercial and industrial customers. In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature extremes. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

NSTAR Electric’s retail peak demand for 2008 was 4,379 MW measured on July 9, 2008. This was 11.7% less than the all-time high peak demand of 4,959 MW reached on August 2, 2006.

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

Degree-days measure changes in daily mean temperature levels. A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees. The comparative information below relates to heating and cooling degree-days for the years 2008 and 2007 and the number of heating and cooling degree-days in a “normal” year as presented by a 30-year average. NSTAR uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years (currently 1971-2000), as collected at the Worcester, Massachusetts airport and Boston’s Logan Airport for heating degree-day data and cooling degree-day data, respectively. Weather conditions during the three months ended March 31, 2008 and June 30, 2008 measured by heating degree-days were 4.3% and 14.1% lower/warmer for 2008 as compared to 2007, unfavorably impacting gas revenues. Weather conditions during the three months ended September 30, 2008 measured by cooling degree-days were 10.4% lower/cooler for 2008 as compared to 2007, unfavorably impacting electric revenues. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
2008	3,186	874	134	2,414
2007	3,330	1,017	161	2,274
Normal 30-Year Average	3,339	972	177	2,362
Percentage that 2008 was (warmer) colder than 2007	(4.3)%	(14.1)%	(16.8)%	6.2%
Percentage that 2008 was (warmer) colder than 30-year average	(4.6)%	(10.1)%	(24.3)%	2.2%

Cooling Degree-Days
	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
2008	—	210	578	1
2007	—	231	645	31
Normal 30-Year Average	1	175	593	8
Percentage that 2008 was (cooler) than 2007	n/m	(9.1)%	(10.4)%	n/m
Percentage that 2008 was warmer (cooler) than 30-year average	n/m	20.0%	(2.5)%	n/m

n/m - not meaningful

Operating Revenues

Operating revenues for 2008 increased 2.6% from 2007 as follows:

			Increase/(Decrease)
(in millions)	2008	2007	Amount	Percent
Electric revenues
Retail distribution and transmission	$963.3	$957.0	$6.3	0.7%
Energy, transition, and other	1,676.3	1,605.9	70.4	4.4%

Total retail electric revenues	2,639.6	2,562.9	76.7	3.0%

Gas revenues
Firm and transportation	144.9	152.0	(7.1)	(4.7)%
Energy supply and other	408.8	408.4	0.4	0.1%

Total gas revenues	553.7	560.4	(6.7)	(1.2)%

Unregulated operations revenues	152.1	138.5	13.6	9.8%

Total operating revenues	$3,345.4	$3,261.8	$83.6	2.6%

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

The increase of $6.3 million, or 0.7%, in retail distribution and transmission revenues primarily reflects:

•

Higher distribution revenues due to the impact of the annual inflation-adjustment to distribution rates. This annual inflation-adjustment is offset by an equal and corresponding reduction in transition rates ($18.9 million)

•	Increased transmission revenues is primarily due to increased transmission investment base ($25.8 million)

These increases were partially offset by:

•	Decreased transmission revenues related to lower forecasted reliability must-run (RMR) payments to energy generators ($38.4 million) that are fully recoverable from customers

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $70.4 million increase in energy, transition, and other revenues is primarily attributable to the increased recovery of energy supply costs. Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge.

Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area. The $7.1 million decrease in firm and transportation revenues is primarily attributable to warmer winter weather conditions offset by customers converting to natural gas from alternate fuel sources as a result of higher energy price concerns. These factors resulted in the decrease in sales volumes of 1.4% through December 31, 2008.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenues increase of $0.4 million primarily reflects an increase in the cost of gas supply offset by the lower sales demand. These revenues are fully reconciled with the costs currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.

Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR’s district energy and telecommunications operations. Unregulated revenues were $152.1 million in 2008 compared to $138.5 million in 2007, an increase of $13.6 million, or 9.8%. The increase in unregulated revenues is primarily the result of the absence of a provision for a potential customer refund recorded in 2007 and increases in energy sales, prices and higher ISO-NE capacity revenues during 2008.

Operating Expenses

Purchased power and transmission costs were $1,430.4 million in 2008 compared to $1,390.6 million in 2007, an increase of $39.8 million, or 2.9%. This increase in expense reflects $34.8 million of higher transmission costs and higher Basic Service and other energy supply costs of $5 million. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of NSTAR Electric’s energy supply expense have no impact on earnings.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $372.4 million in 2008 compared to $375.8 million in 2007, a decrease of $3.4 million, or 0.9%. The decrease in this cost primarily reflects the 1.4% decrease in firm gas sales and the lower settlement of hedging contracts during the current year that decreased expenses by $14.8 million, partly offset by higher costs of gas supply. NSTAR Gas maintains a flexible resource portfolio consisting of gas supply contracts, transportation contracts on interstate pipelines, market area storage, and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expenses have no impact on earnings.

Operations and maintenance expense was $459.1 million in 2008 compared to $446.8 million in 2007, an increase of $12.3 million, or 2.8%. This increase primarily relates to higher labor and labor related costs, higher than planned insurance and claims costs, higher advertising costs, and higher storm-related costs.

Depreciation and amortization expense was $379.8 million in 2008 compared to $369.6 million in 2007, an increase of $10.2 million or 2.8%. The increase primarily reflects higher depreciable distribution and transmission plant in service. The increase in transmission plant is primarily related to the in-service of NSTAR’s 345 kV project in December 2008.

DSM and renewable energy programs expense was $73.3 million in 2008 compared to $70.9 million in 2007, an increase of $2.4 million, or 3.4%, which is consistent with the collection of conservation and renewable energy revenues. These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus an incentive return.

Property and other taxes were $100.4 million in 2008 compared to $93.7 million in 2007, an increase of $6.7 million, or 7.2%, reflecting higher overall property investments and higher tax rates.

Income tax expense attributable to operations was $143.9 million in 2008 compared to $130.4 million in 2007, an increase of $13.5 million, or 10.4%, primarily reflecting the higher pre-tax operating income in 2008.

Other income (deductions):

Other income, net was approximately $9.0 million in 2008 compared to $10.1 million in 2007, a decrease of $1.1 million. The decrease reflects lower after-tax earnings from the Company’s equity investments and lower interest and dividend income. These factors were partially offset by after-tax proceeds of $2.9 million resulting from an environmental site insurance settlement.

Other deductions, net was approximately $3.6 million in 2008 compared to $3.0 million in 2007, an increase of $0.6 million. The increase in deductions primarily reflects an after-tax loss on insurance policies investments of $1.5 million, partially offset by lower charitable contributions in 2008 as compared to 2007.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $161.5 million in 2008 compared to $155 million in 2007, an increase of $6.5 million, or 4.2%. The increase in interest charges reflects:

•	$15.2 million in additional interest costs associated with NSTAR Electric’s $300 million Debentures issued in November 2007

This increase was partially offset by:

•

Lower interest costs on transition property securitization debt of $8 million resulting from redemptions of these securities. Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II, and CEC Funding, and is collateralized by the future income stream associated primarily with NSTAR Electric’s stranded costs

Short-term debt and other interest charges (income), net were $7.7 million of net interest income in 2008 compared to $16.3 million of net interest expense in 2007, a change of $24 million, or 147%. The change in short-term and other interest charges (income) reflects:

•

Lower short-term borrowing costs of $15.3 million resulting from a 294 basis point decrease in the 2008 weighted average borrowing rate. The weighted average short-term interest rate including fees was 2.39% and 5.33% in 2008 and 2007, respectively. Also contributing to the lower costs in 2008 was an 8.6% reduction in the average level of borrowed funds as compared to 2007

•	Increased interest income of $14.8 million related to higher regulatory asset balances related to uncollected transition charges that are deferred and will be collected through future rates

These decreases were offset by:

•	Lower interest income on income tax matters of $4.5 million

2007 compared to 2006

Executive Summary

NSTAR achieved several positive performance results in 2007:

•	EPS increased $0.14 from $1.93 to $2.07. This 7.3% increase reflects the positive impact of the second year of our seven-year Rate Settlement Agreement and higher electric and gas sales

•	The Company’s common share dividend was increased in 2007 by 7.7%, outperforming the industry average of 5.4%

•	NSTAR Gas was upgraded to a credit rating of “AA-” while all other entities maintained credit ratings at “A” level

Earnings per common share were as follows:

	Years ended December 31,
	2007	2006	% Change
Basic	$2.07	$1.94	6.7
Diluted	$2.07	$1.93	7.3

Net income was $221.5 million for 2007 compared to $206.8 million for 2006. Major factors (after tax) that contributed to the $14.7 million, or 7.1%, increase included:

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

Significant cash flow events during 2007 included the following:

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

•

On November 19, 2007, NSTAR Electric closed on the sale of $300 million, ten-year, fixed rate (5.625%) Debentures. The proceeds of the sale were used to repay short-term debt balances. This transaction was completed as part of the Company’s approved financing plan as filed with the DPU and its approved shelf registration with the SEC to allow issuance of up to $400 million in debt securities

Nonmonetary Transactions - 2006

In 2006, NSTAR’s unregulated subsidiary, AES, recognized the impact of several nonmonetary transactions. As part of an agreement executed with a vendor, AES received new equipment with a fair value of $4.1 million, at no cost, to compensate AES for incremental costs incurred resulting from equipment installation problems experienced during 2003 and 2004. This resulting nonmonetary gain, representing the fair value of the new equipment, was primarily recognized as a reduction in purchased power expense on the accompanying Consolidated Statements of Income.

In addition, in separate transactions in 2006, two agreements were executed between AES and other parties, which required AES to relinquish its rights under existing easements and other assets owned by AES located on development sites. In exchange, AES received title to new steam and chilled water pipelines with greater capacity and replacement easements. As a result of these new assets, AES anticipates achieving higher future sales. Therefore, the transactions were recorded at the fair value of the assets received and resulted in a $5.5 million nonmonetary gain recorded to other income on the accompanying Consolidated Statements of Income.

Energy Sales

The following is a summary of retail electric and firm gas energy sales for the years indicated:

	Years ended December 31,
	2007	2006	% Change Increase/(decrease)
Retail Electric Sales - MWH
Residential	6,575,587	6,481,929	1.4
Commercial, Industrial, and Other	15,079,661	14,798,078	1.9

Total retail sales	21,655,248	21,280,007	1.8

	Years ended December 31,
	2007	2006	% Change Increase/(decrease)
Firm Gas Sales and Transportation - BBtu
Residential	21,792	19,283	13.0
Commercial and Industrial	21,788	19,311	12.8
Municipal	2,885	2,625	9.9

Total firm sales	46,465	41,219	12.7

Electric residential and commercial customers represented approximately 30% and 62%, respectively, of NSTAR’s total electric sales mix in 2007 and provided 40% and 54% of distribution and transmission revenues, respectively. Gas residential and commercial customers represented approximately 47% and 36%, respectively, of NSTAR’s total gas sales mix in 2007. Industrial sales were primarily influenced by national and local economic conditions. Refer to the “Electric Revenues” and “Gas Revenues” sections below for a more detailed discussion.

Weather Conditions

	2007	2006	Normal 30-Year Average
Heating degree-days	6,782	6,094	6,815
Percentage colder (warmer) than prior year	11.3%	(10.0)%
Percentage (warmer) than 30-year average	(0.5)%	(10.6)%

Cooling degree-days	907	803	777
Percentage warmer (cooler) than prior year	13.0%	(10.1)%
Percentage warmer than 30-year average	16.7%	3.3%

The 1.8% or 375,214 MWh energy sales increase in 2007 primarily reflected colder winter temperatures and warmer weather in late August and September of 2007. NSTAR Electric’s retail peak demand for 2007 was 4,554 MW measured on August 3, 2007. This was 8.2% less than the all-time high peak demand of 4,959 MW reached on August 2, 2006. Industrial sales continued to lag due to the weak manufacturing segment of the economy. The 12.7% increase in firm gas and transportation sales was due to the colder winter weather during 2007 and the shift of commercial and industrial customers that returned to using natural gas from fuel oil. All gas customer segments showed positive sales growth despite continued customer conservation efforts. However, even with the higher energy usage, revenues and the cost of that energy (which is also included in revenues) reflected the sustained high levels in global energy costs.

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

Energy, transition and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term purchase power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on the NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $293 million decrease in energy, transition, and other revenues is primarily attributable to a $264 million decrease in energy supply costs and to a reduction in transition rates in accordance with the Rate Settlement Agreement. These amounts were partially offset by an increase in non-retail related regional transmission revenues of $22.5 million that are used to support NSTAR Electric’s transmission assets. Uncollected transition charges as a result of the reductions in transition rates are being deferred and collected through future rates with a carrying charge.

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

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenues increase of $30.0 million primarily reflects the impact of the 12.7% increase in energy sales offset by a 9% decline in the cost of gas per therm purchased. These revenues are fully reconciled with the costs currently recognized by the Company and, as a result, do not have an effect on the Company’s earnings.

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

Other income (deductions):

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

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $155 million in 2007 compared to $167.3 million in 2006, a decrease of $12.3 million, or 7.3%. The decrease in interest charges reflects:

•

Lower interest costs of $8.4 million as a result of the redemption of all debt of the former Commonwealth Electric and Cambridge Electric subsidiaries’ long-term debt on January 2, 2007 and the fourth quarter of 2006, respectively

•

Lower interest costs on transition property securitization debt of $8.4 million due to current maturities. Securitization interest represents interest on securitization certificates of BEC Funding, BEC Funding II and CEC Funding that are collateralized by the future income stream associated primarily with NSTAR’s stranded costs

These decreases were partially offset by:

•	Interest charges of $4.4 million associated with NSTAR Electric’s $200 million and $300 million Debentures issued in March 2006 and November 2007, respectively

Short-term debt and other interest charges (income), net were $16.3 million in 2007 compared to $17.5 million in 2006, a decrease of $1.2 million, or 6.9%. The decrease is due to lower net interest expense on income tax deficiencies of $10.7 million primarily as a result of recognizing, in the current year, interest income of $4.7 million on uncertain tax positions. Also contributing to this decrease was higher interest income on the regulatory deferrals. Significantly offsetting these decreases was a higher average level of borrowed funds as compared to 2006. Interest rates on short-term borrowings in 2007 were nearly level with the rates in 2006. The weighted average short-term interest rates including fees were 5.33% and 5.32% in 2007 and 2006, respectively. The higher average borrowing during 2007 reflects the impact of NSTAR Electric financing the redemption of $77.7 million in long-term debt in January 2007 with short-term debt.

Liquidity, Commitments and Capital Resources

Financial Market Impact

The current disruption in the financial markets may adversely impact the availability of credit and the cost of credit to NSTAR and its subsidiary companies. NSTAR and its subsidiaries utilize the commercial paper market to meet their short-term cash requirements. NSTAR and NSTAR Electric currently have Revolving Credit Agreements in place through December 2012. These Credit Agreements serve as backup to the commercial paper program. Short-term commercial paper debt obligations are commonly refinanced to long-term obligations with fixed-rate bonds or notes as needed and when interest rates are considered favorable. Refer to the accompanying Item 1A, “Risk Factors,” for a further discussion.

As a result of the current uncertainty in the financial markets and its impact on NSTAR’s Pension and PBOP Plan investments, NSTAR is currently evaluating the extent to which it may make additional cash contributions. Should NSTAR elect to increase the level of its funding to these plans, NSTAR believes it has adequate access to capital resources to support its contributions.

Capital Expenditures and Contractual Obligations

The most recent estimates of capital expenditures for 2009 and the years 2010-2013 are as follows:

(in millions)	2009	2010-2013
Capital expenditures	$365	$1,255

In the five-year period 2009 through 2013, plant expenditures are forecasted to be used for system reliability and performance improvements, customer service enhancements and capacity expansion to meet expected growth in the NSTAR service territory. Capital expenditures increased $62 million from $360 million in 2007 to $422 million in 2008 primarily due to the completion and placement in service of the last phase of NSTAR Electric’s 345kV transmission project. This project ensures continued reliability of electric service and improvement of power import capability in the Northeast Massachusetts area. A substantial portion of the cost of this project will be shared by other utilities in New England based on ISO-NE’s approval and will be recovered by NSTAR through wholesale and retail transmission rates. Of the $365 million planned expenditures for 2009, approximately $100 million is for transmission system improvements.

Management continuously reviews its capital expenditure and financing programs. These programs and the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

In addition to plant expenditures, NSTAR enters into a variety of contractual obligations and other commitments in the course of ordinary business activities. The following table summarizes NSTAR’s significant contractual cash obligations as of December 31, 2008:

(in millions)	2009	2010	2011	2012	2013	Years Thereafter	Total
Long-term debt maturities	$6	$632	$7	$408	$8	$966	$2,027
Interest obligations on long-term debt	127	102	77	76	56	427	865
Securitization obligations	92	119	84	84	44	—	423
Interest obligations on transition property securitization	21	13	8	5	1	—	48
Lease buyout of equipment	28	—	—	—	—	—	28
Purchase obligations	34	1	1	—	—	—	36
Pension and PBOP obligations	55	70	45	45	45	—	260
Electric capacity obligations	2	2	2	2	3	14	25
Gas transportation & storage agreements	52	52	48	30	17	19	218
Decommissioning of nuclear generating units	7	8	9	9	8	15	56
Electric interconnection agreement	2	3	3	3	3	48	62
Purchase power buy-out obligations	142	140	75	32	27	72	488

Total obligations (a)	$568	$1,142	$359	$694	$212	$1,561	$4,536

(a)	Management has not included its FIN 48 liability as the timing of a payment, if any, cannot be reasonably estimated. As of December 31, 2008, $15 million has been recorded as a FIN 48 liability. Refer to Note F, “Income Taxes,” in the accompanying Notes to the Consolidated Financial Statements.

Transition property securitization payments reflect securities issued in 1999 by BEC Funding LLC, and in 2005, additional transition property securitization bonds issued through BEC Funding II, LLC and CEC Funding, LLC. These funding entities recover the principal and interest obligations for their transition property securitization bonds from customers of NSTAR Electric, through a component of NSTAR Electric’s transition charges and, as a result, these payment obligations do not affect NSTAR’s overall cash flow.

Lease buyout of capital equipment - NSTAR was unilaterally notified by one of its lessors of its vehicle fleet operating lease agreement that the leasing relationship would terminate effective November 13, 2009. Management is presently exploring financing and/or leasing options with respect to its vehicle fleet.

Purchase obligations relate to transmission and distribution equipment, computer software and equipment, and various supplies.

Management cannot estimate projected Pension and PBOP contributions beyond 2013. Refer to Note G, “Pension and Other Postretirement Benefits,” in the accompanying Notes to the Consolidated Financial Statements.

Electric capacity and gas transportation and storage obligations reflect obligations for purchased power and the cost of gas, respectively, and are fully recoverable. As a result, these payment obligations do not affect NSTAR’s results of operations.

Obligations related to the decommissioning of nuclear generating units are based on estimates from the Yankee Companies’ management and reflect the total remaining approximate cost for decommissioning and/or security or protection of the three units in which NSTAR Electric has equity investments.

The electric interconnection agreement relates to a single interconnection with a municipal utility for additional capacity into NSTAR Electric’s service territory.

The purchase power buy-out obligation relates to NSTAR Electric’s execution of several agreements to buy-out or restructure certain long-term purchase power contracts. NSTAR Electric fully recovers these payments through its transition charge. These amounts represent payments by NSTAR Electric for these agreements.

Current Cash Flow Activity

NSTAR’s primary uses of cash in 2008 included capital expenditures, dividend payments, long-term and securitized debt redemptions and contributions to the Pension and PBOP plans. NSTAR’s primary sources of cash in 2008 included cash from electric and gas operations and issuance of approximately $179.5 million in notes payable.

Operating Activities

The net cash generated by operating activities in 2008, as compared to 2007, increased by approximately $51.7 million primarily due to an increase in operating income driven by increased electric distribution revenues and increased earnings from unregulated subsidiaries, favorable changes in various working capital balances, and lower income tax payments. These were offset by higher Pension plan contributions during 2008.

During 2006 and 2007, NSTAR did not contribute to the qualified Pension plan due to sufficient funding levels. As the deterioration of overall financial markets continued in the second half of 2008, NSTAR elected to make $70 million in cash contributions to the Pension Plan. For 2009, NSTAR anticipates making a $25 million contribution to the Pension Plan and $30 million to the PBOP Plan.

Investing Activities

The net cash used in investing activities in 2008 was $417.6 million, compared to $358.2 million during 2007. The majority of these expenditures were for system reliability improvements and capacity expansion to meet expected growth in the NSTAR service territory. The second phase of NSTAR’s 345kV Transmission Project was put into service ahead of schedule in December 2008.

Financing Activities

Net cash used in financing activities in 2008 was $137.6 million compared to $115.2 million in 2007. Uses of cash primarily reflect long-term and securitized debt redemptions of $159.6 million in 2008 compared to $236.9 million in 2007, and dividend payments of $149.5 million in 2008 compared to $138.9 million in 2007. Sources of cash in 2008 included approximately $179.5 million in proceeds from notes payable primarily in the form of commercial paper. Proceeds from notes payable were used primarily to finance the Company’s capital expenditures. Sources of cash during 2007 included proceeds from NSTAR Electric’s issuance of $300 million in ten-year fixed-rate (5.625%) Debentures that were used to pay down short-term debt.

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

Short-Term Financing Activities

NSTAR’s short-term debt increased by $179.5 million to $582.9 million at December 31, 2008 compared to $403.4 million at December 31, 2007. The increase resulted primarily from the issuance of commercial paper.

The banking arrangements in place require NSTAR and its subsidiaries to make daily cash transfers to fund vendor checks that are presented for payment. These banking arrangements do not permit the right of offset among the Company’s subsidiaries’ cash accounts. In the event of a credit book balance in any one of the Company’s cash accounts resulting from uncleared checks, the Company will adjust its disbursement cash account accordingly. Changes in the balances of the disbursement cash accounts are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

Income Tax Payments

During 2008, 2007 and 2006, NSTAR made income tax payments of $124.5 million, $151.6 million, and $199.4 million, respectively.

Refundable Income Tax

As a result of recent developments, the refundable income tax of $129.1 million related to the SSCM is probable to be fully refunded to NSTAR including interest, by December 31, 2009. Refer to Note F, “Income Taxes,” in the accompanying Notes to the Consolidated Financial Statements for additional details.

Sources of Additional Capital and Financial Covenant Requirements

With the exception of bond indemnity agreements, NSTAR has no financial guarantees, commitments, debt or lease agreements that would require a change in terms and conditions, such as acceleration of payment obligations, as a result of a change in its credit rating. However, in addition to the bond indemnity agreements, NSTAR’s subsidiaries could be required to provide additional security for energy supply contract performance obligations, such as a letter of credit for their pro-rata share of the remaining value of such contracts.

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times, excluding Transition Property Securitization Certificates and excluding accumulated other comprehensive income (loss) from common equity. NSTAR Gas was in compliance with its financial covenant requirements including a minimum equity requirement, under its long-term debt arrangements at December 31, 2008 and 2007. NSTAR’s long-term debt other than its secured debt, issued by NSTAR Gas and MATEP, is unsecured.

NSTAR (Holding Company) currently has a $175 million revolving credit agreement that expires December 31, 2012. At December 31, 2008 and 2007, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at December 31, 2008 and 2007, had $175 million and $4 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity. Commitment fees must be paid on the total agreement amount. At December 31, 2008 and 2007, NSTAR was in full compliance with the aforementioned covenant as the ratios were 60.2% and 58.2%, respectively.

On May 18, 2007, NSTAR Electric filed with the DPU for approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008. The DPU approved this financing plan on August 9, 2007. Also on May 18, 2007, in connection with this filing, NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue up to $400 million in debt securities. This registration statement became effective on June 1, 2007. On November 19, 2007, NSTAR Electric sold $300 million of ten-year fixed-rate (5.625%) Debentures. NSTAR Electric used the proceeds of the issuance of these securities to finance capital expenditures, repay short-term debt, and/or general working capital purposes. On November 25, 2008, the DPU allowed NSTAR Electric to extend the period of its financing plan with additional time to issue the remaining $100 million in long-term debt securities to no later than December 31, 2009.

On December 2, 2008, NSTAR Electric filed a two-year financing plan with the DPU to issue an additional $500 million in long-term debt securities, and awaits approval of this filing.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2010, with maturity dates no later than October 21, 2011, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At December 31, 2008 and 2007, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $354.6 million and $257 million outstanding balances at December 31, 2008 and 2007, respectively. Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity. At December 31, 2008 and 2007, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the ratios were 47.6% and 46.2%, respectively.

As of December 31, 2008, NSTAR Gas has a $100 million line of credit ($200 million as of December 31, 2007). This line of credit is due to expire on December 11, 2009. As of December 31, 2008 and 2007, NSTAR Gas had $53.3 million and $142.4 million outstanding, respectively.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR’s or its subsidiaries’ financial condition and credit ratings.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. As of December 31, 2008, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.2 billion of their total common equity (approximately $2.3 billion) to NSTAR and remain in compliance with debt covenants. Based on NSTAR’s key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected requirements.

Commitments and Contingencies

NSTAR is exposed to uncertain tax positions and regulatory matters as discussed in this MD&A under the caption “Critical Accounting Policies and Estimates,” and as disclosed in Note N, “Commitments and Contingencies,” in the accompanying Notes to the Consolidated Financial Statements.

Performance Assurances from Electricity and Gas Supply Agreements

Electric Agreements

NSTAR Electric continuously enters into power purchase agreements to meet its entire basic service supply obligations. Most of NSTAR Electric’s power suppliers are either investment grade companies or are subsidiaries of larger companies with investment grade or better credit ratings. In accordance with NSTAR’s Internal Credit Policy, and to minimize NSTAR Electric risk in the event the supplier encounters financial difficulties or otherwise fails to perform, NSTAR has financial assurances and guarantees that include both parental guarantees and letters of credit in place from the parent company of the supplier. In addition, under these agreements, in the event that the supplier (or its parent guarantor) fails to maintain an investment grade credit rating, it is required to provide additional security for performance of its obligations. In view of current volatility in the energy supply industry, NSTAR Electric is unable to determine whether its suppliers (or their parent guarantors) will become subject to financial difficulties, or whether these financial assurances and guarantees are sufficient. In the event the supplier (or its guarantor) does not provide the required additional security within the required time frames, NSTAR Electric may then terminate the agreement. In such event, NSTAR may be required to secure alternative sources of supply at higher or lower prices than provided under the terminated agreements. Some of these agreements include a reciprocal provision, where in the event that NSTAR Electric is downgraded below investment grade, it could be required to provide additional security for performance, such as a letter of credit. Likewise, suppliers could be required to provide additional security in the event they are downgraded at any level depending on the value of their contract relative to prevailing market prices.

Gas Agreements

NSTAR Gas continually evaluates the financial stability of current and prospective gas suppliers. Both parties are required to have and maintain investment grade credit ratings or financial assurances and guarantees that include both parental guarantees and letters of credit in place from the parent company of the supplier. The firm gas supply agreements allow either party to require financial assurance, or, if necessary, contract termination in the event that either party is downgraded below investment grade level and is unable to provide financial assurance acceptable to NSTAR Gas. Additionally, the hedging agreements that NSTAR Gas enters into related to its gas purchases have a termination clause for either party in the event the credit rating of the other falls below a stipulated level.

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

At December 31, 2008, outstanding guarantees totaled $29.3 million as follows:

(in thousands)
Letter of Credit	$5,560
Surety Bonds	17,631
Other Guarantees	6,075

Total Guarantees	$29,266

Letter of Credit

NSTAR has issued a $5.6 million letter of credit for the benefit of a third party, as trustee in connection with Advanced Energy System’s 6.924% Notes. The letter of credit is available if the subsidiary has insufficient funds to pay the debt service requirements. As of December 31, 2008, there have been no amounts drawn under its letter of credit.

Surety Bonds

As of December 31, 2008, certain of NSTAR’s subsidiaries have purchased a total of $1.4 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR and certain of its subsidiaries have purchased approximately $16.2 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR and its employer subsidiaries to the Commonwealth of Massachusetts, required as part of the Company’s workers’ compensation self-insurance program. NSTAR and its employer subsidiaries have indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR’s Senior Note rating to below BBB+ by S&P and/or to below Baa1 by Moody’s. These Indemnity Agreements cover both the performance surety bonds and workers’ compensation bonds.

Other

NSTAR and its subsidiaries have also issued $6.1 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.

Management believes the likelihood that NSTAR would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Contingencies

Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of December 31, 2008 and 2007, NSTAR had a liability of approximately $0.8 million for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of December 31, 2008 and 2007, NSTAR had a liability of approximately $13.3 million and $10.1 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was identified as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR’s responsibilities for such sites evolve or are resolved. NSTAR’s ultimate liability for future environmental remediation costs may vary from these estimates. Based on NSTAR’s current assessment of its environmental responsibilities, existing legal requirements, and regulatory policies, NSTAR does not believe that these environmental remediation costs will have a material adverse effect on NSTAR’s consolidated results of operations, financial position, or cash flows.

Fair Value of Financial Instruments

Carrying amounts and fair values of long-term indebtedness (excluding notes payable, including current maturities) as of December 31, 2008 and 2007 were as follows:

	2008		2007
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness (including current maturities)	$2,441,700	$2,474,960	$2,599,931	$2,680,240

As discussed in the following section, NSTAR’s exposure to financial market risk results primarily from fluctuations in interest rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

NSTAR’s Energy Procurement Policy governs all energy-related transactions for its regulated electric and gas subsidiaries. This Policy is reviewed annually and is administered by NSTAR’s Risk Committee. The Committee is chaired by NSTAR’s chief executive officer and includes other senior officers. Items covered by this Policy and approved by the Committee are all new energy supply transactions, authorization limits, energy related derivative and hedging transactions, and counter-party credit profiles.

Commodity and Credit Risk

Although NSTAR has material energy commodity purchase contracts, any potential market risk, including counter-party credit risk, should not have an adverse impact on NSTAR’s results of operations, cash flows, or financial position. NSTAR’s electric and gas distribution subsidiaries have rate-making mechanisms that allow for the recovery of energy supply costs from those customers who make commodity purchases from NSTAR’s electric and gas subsidiaries rather than from the competitive market supplier. All energy supply costs incurred by NSTAR Electric and NSTAR Gas in providing energy to their retail customers are recovered on a fully reconciling basis.

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

To mitigate the cash flow and cost variability related to the commodity price risk on approximately one-third of its natural gas purchases, NSTAR Gas purchases financial futures contracts on behalf of its customers. NSTAR Gas has a rate-making mechanism that provides for recovery of the actual settlement value of these contracts on a fully reconciling basis. Refer to the accompanying Notes to Consolidated Financial Statements, Note E, “Derivative Instruments - Hedging Agreements,” for a further discussion.

Interest Rate Risk

NSTAR believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs. These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable. The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding. The weighted average interest rates, including fees for short-term indebtedness, were 2.4% and 5.3% for 2008 and 2007, respectively. On a long-term basis, NSTAR mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

Item 8.	Financial Statements and Supplementary Data

NSTAR

Consolidated Statements of Income

	Years ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)

Operating revenues	$3,345,387	$3,261,784	$3,577,702

Operating expenses:
Purchased power and transmission	1,430,439	1,390,610	1,783,860
Cost of gas sold	372,389	375,839	344,573
Operations and maintenance	459,089	446,807	431,375
Depreciation and amortization	379,761	369,642	362,222
Demand side management and renewable energy programs	73,269	70,877	67,890
Property and other taxes	100,442	93,748	93,925
Income taxes	143,884	130,424	119,342

Total operating expenses	2,959,273	2,877,947	3,203,187

Operating income	386,114	383,837	374,515

Other income (deductions), net of income taxes:
Other income	8,957	10,070	13,582
Other deductions	(3,623)	(3,030)	(1,506)

Total other income	5,334	7,040	12,076

Interest charges (income):
Long-term debt	133,369	118,717	122,570
Transition property securitization	28,120	36,287	44,692
Short-term debt and other, net	(7,707)	16,279	17,482
AFUDC	(1,841)	(3,881)	(6,887)

Total interest charges	151,941	167,402	177,857

Preferred stock dividends of subsidiary	1,960	1,960	1,960

Net Income	$237,547	$221,515	$206,774

Weighted average common shares outstanding:
Basic	106,808	106,808	106,808
Diluted	107,045	107,122	107,125
Earnings per common share:
Basic	$2.22	$2.07	$1.94
Diluted	$2.22	$2.07	$1.93

Dividends declared per common share	$1.425	$1.325	$1.535

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2008	2007	2006
	(in thousands)

Net income	$237,547	$221,515	$206,774
Other comprehensive income, net:
Pension and postretirement costs	(1,585)	(867)	(725)
Deferred income taxes benefit	653	292	284

Comprehensive income	$236,615	$220,940	$206,333

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Retained Earnings

	Years ended December 31,
	2008	2007	2006
	(in thousands)

Balance at the beginning of the year, as previously reported	$790,926	$664,323	$621,500
Adoption of FIN 48	—	46,610	—

Adjusted balance at the beginning of the year	790,926	710,933	621,500
Add:
Net income	237,547	221,515	206,774

Subtotal	1,028,473	932,448	828,274

Deduct:
Dividends declared:
Common shares	152,202	141,522	163,951

Balance at the end of the year	$876,271	$790,926	$664,323

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

	December 31,
	2008	2007
	(in thousands)
Assets

Utility plant:
Electric and gas plant in service, at original cost	$5,694,537	$5,350,795
Less: accumulated depreciation	1,418,429	1,321,013

	4,276,108	4,029,782
Construction work in progress	122,294	112,513

Net utility plant	4,398,402	4,142,295

Other property and investments:
Nonutility property, net	139,764	143,930
Electric equity investments	6,701	7,067
Other investments	72,475	83,664

	218,940	234,661

Current assets:
Cash and cash equivalents	21,984	34,121
Restricted cash	9,581	3,938
Accounts receivable, net of allowance of $32,859 and $29,426, respectively	332,465	328,651
Accrued unbilled revenues	61,892	59,859
Regulatory assets	439,914	423,284
Inventory, at average cost	93,684	120,251
Refundable income taxes	129,120	—
Other	32,721	14,369

	1,121,361	984,473

Deferred debits:
Regulatory assets	2,466,018	2,145,698
Other	64,768	123,298

	2,530,786	2,268,996

Refundable income taxes	—	129,120

Total assets	$8,269,489	$7,759,545

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

	December 31,
	2008	2007
	(in thousands)
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share, 200,000,000 shares authorized, 106,808,376 issued and outstanding	$106,808	$106,808
Premium on common shares	818,601	818,674
Retained earnings	876,271	790,926
Accumulated other comprehensive loss	(13,525)	(12,593)

	1,788,155	1,703,815

Long-term debt and preferred stock:
Long-term debt	2,012,467	2,017,439
Transition property securitization	331,209	483,961
Cumulative non-mandatory redeemable preferred stock of subsidiary, par value $100 per share, 2,890,000 shares authorized, 430,000 shares outstanding	43,000	43,000

	2,386,676	2,544,400

Current liabilities:
Long-term debt	5,444	5,124
Transition property securitization	92,580	93,407
Notes payable	582,883	403,400
Income taxes	87,880	80,144
Accounts payable	291,012	310,640
Power contract obligations	155,815	147,841
Accrued interest	31,073	30,956
Dividends payable	40,380	37,710
Accrued expenses	19,251	16,850
Other	88,664	93,947

	1,394,982	1,220,019

Deferred credits:
Accumulated deferred income taxes	1,130,437	1,116,073
Unamortized investment tax credits	18,437	20,100
Power contract obligations	345,993	467,932
Pension and other postretirement liability	749,774	248,508
Regulatory liability - cost of removal	264,959	258,948
Other	190,076	179,750

	2,699,676	2,291,311
Commitments and contingencies

Total capitalization and liabilities	$8,269,489	$7,759,545

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Operating activities:
Net income	$237,547	$221,515	$206,774
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (including securitized debt amortization)	386,566	377,001	368,925
Deferred income taxes	12,973	(7,060)	2,086
Gain on sale of nonutility property	—	—	(4,144)
Impact of nonmonetary transactions	—	—	(9,630)
Noncash stock-based compensation	9,773	8,910	8,228
Premium paid on long-term debt redemption	—	(17,647)	—
Net changes in:
Accounts receivable and accrued unbilled revenues	(5,847)	(17,850)	(5,819)
Inventory, at average cost	26,567	4,622	(3,950)
Other current assets	(147,852)	2,286	50,592
Accounts payable	(22,655)	(3,921)	4,239
Other current liabilities	(8,881)	47,195	(11,016)
Regulatory assets	(17,815)	103,478	5,183
Net change from other miscellaneous operating activities	72,712	(227,149)	(78,007)

Net cash provided by operating activities	543,088	491,380	533,461

Investing activities:
Plant expenditures (including AFUDC)	(422,224)	(360,130)	(426,146)
Decrease (increase) in restricted cash	(5,643)	3,049	(238)
Proceeds from sale of properties	2,175	—	13,295
Net change in other investment activities	8,072	(1,137)	1,571

Net cash used in investing activities	(417,620)	(358,218)	(411,518)

Financing activities:
Long-term debt redemptions	(6,019)	(84,943)	(34,455)
Transition property securitization redemptions	(153,579)	(151,932)	(153,349)
Issuance of long-term debt, net of discount	—	298,694	197,886
Debt issue costs	—	(2,301)	(1,750)
Net change in notes payable	179,483	(33,000)	18,900
Change in disbursement accounts	(1,963)	6,921	(7,272)
Common share dividends paid	(149,532)	(138,851)	(129,239)
Cash received for exercise of equity compensation	4,846	10,948	17,383
Cash used to settle equity compensation	(11,585)	(23,247)	(33,488)
Windfall tax effect of settlement of equity compensation	744	2,538	3,961

Net cash used in financing activities	(137,605)	(115,173)	(121,423)

Net (decrease) increase in cash and cash equivalents	(12,137)	17,989	520
Cash and cash equivalents at the beginning of the year	34,121	16,132	15,612

Cash and cash equivalents at the end of the year	$21,984	$34,121	$16,132

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$166,623	$178,500	$167,168
Income taxes	$124,478	$151,619	$199,408
Non-cash investing activity:
Plant additions included in ending accounts payable	$52,359	$47,369	$41,969

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Business Organization and Summary of Significant Accounting Policies

1. About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. NSTAR’s retail electric transmission and distribution utility subsidiaries are NSTAR Electric and NSTAR Gas, respectively. NSTAR’s nonutility, unregulated operations include district energy operations primarily through its AES subsidiary, telecommunications operations (NSTAR Com) and a liquefied natural gas service company (Hopkinton). Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority. Utility operations accounted for approximately 96% of consolidated operating revenues in 2008, 2007 and 2006.

NSTAR consolidates three-wholly owned special purpose subsidiaries, BEC Funding LLC, established in 1999, BEC Funding II, LLC and CEC Funding, LLC, both established in 2004. These entities were created to complete the sale of electric rate reduction certificates to a special purpose trust created by two Massachusetts state agencies. These financing transactions securitized the costs incurred related to the divestiture of generation assets and long-term power contracts.

2. Basis of Consolidation and Accounting

The accompanying Consolidated Financial Statements reflect the results of operations, comprehensive income, retained earnings, financial position and cash flows of NSTAR and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain immaterial reclassifications have been made to prior year amounts to conform to the current year’s presentation. These include the classification of a portion of regulatory assets as of December 31, 2007 from current to non-current on the accompanying Consolidated Balance Sheets.

NSTAR’s utility subsidiaries follow accounting policies prescribed by the FERC and the DPU. In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the SEC. The accompanying Consolidated Financial Statements conform to accounting principles in conformity with GAAP. The utility subsidiaries are subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). The application of SFAS 71 results in differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries. The distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of SFAS 71. Refer to Note D, “Regulatory Assets,” for more information.

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

4. Revenues

Utility revenues are based on authorized rates approved by the DPU and the FERC. Estimates of distribution and transition revenues for electricity and natural gas delivered to customers but not yet billed are accrued at the end of each accounting period.

Revenues for NSTAR’s nonutility subsidiaries are recognized when services are rendered or when the energy is delivered. Revenues are based, for the most part, on long-term contractual rates.

NSTAR records sales taxes collected from its customers on a net basis (excluded from operating revenues).

5. Utility Plant

Utility plant is stated at original cost. The cost of replacements of property units is capitalized. Maintenance, repairs and replacements of certain items are expensed as incurred. The original cost of property retired, net of salvage value, is charged to accumulated depreciation. The incurred related cost of removal is charged against the Regulatory liability - cost of removal in the accompanying Consolidated Balance Sheets. The following is a summary of utility property and equipment, at cost, at December 31:

(in thousands)	2008	2007
Electric -
Transmission	$1,117,464	$956,841
Distribution	3,640,778	3,482,584
General	212,556	223,752

Electric utility plant	4,970,798	4,663,177

Gas -
Transmission and distribution	631,321	597,930
General	92,418	89,688

Gas utility plant	723,739	687,618

Total utility plant in service	$5,694,537	$5,350,795

6. Nonutility Property

Nonutility property is stated at cost or its net realizable value. The following is a summary of nonutility property, plant and equipment, at cost less accumulated depreciation, at December 31:

(in thousands)	2008	2007
Land	$11,318	$11,318
Energy production and storage equipment	160,188	158,174
Telecommunications equipment	42,619	40,662
Buildings and improvements	3,464	3,464

	217,589	213,618
Less: accumulated depreciation	(77,825)	(69,688)

Total nonutility property, net	$139,764	$143,930

7. Depreciation and Amortization

Depreciation of utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property. The composite rates are subject to the approval of the DPU and the FERC. The overall composite depreciation rates for utility property were 3.03%, 3.03% and 3.02% in 2008, 2007 and 2006, respectively. The rates include a cost of removal component, which is collected from customers during the service life of the property. Depreciation and amortization expense on utility plant for 2008, 2007 and 2006 was $168.8 million, $159.3 million, and $149.9 million, respectively.

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

Depreciation and amortization expense on nonutility property and equipment was $12.3 million, $11.5 million, and $12.8 million for 2008, 2007 and 2006, respectively.

8. Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction. In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges. Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenues collected as a result of higher depreciation expense. Average AFUDC rates in 2008, 2007 and 2006 were 2.38%, 5.27%, and 5.26%, respectively, and represented only the costs of short-term debt. The 2008 rate decrease is directly related to decreases in short-term borrowing rates.

9. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash at December 31, 2008 and 2007 are comprised of liquid securities with maturities of 90 days or less when purchased. Restricted cash represents the funds held by a trustee in connection with Advanced Energy System’s Note Agreement.

NSTAR’s banking arrangements provide for daily cash transfers to its disbursement accounts as vendor checks are presented for payment. These banking arrangements do not permit the right of offset amongst subsidiaries’ cash accounts. As a result, credit balances of certain subsidiary disbursement accounts in the amounts of $19.7 million and $21.7 million, respectively, at December 31, 2008 and 2007 are included in Accounts payable on the accompanying Consolidated Balance Sheets. Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

10. Use of Fair Value

NSTAR uses the fair value hierarchy of SFAS No. 157, “Fair-Value Measurements,” which gives the highest priority to quoted prices in active markets, and is applicable to fair value measurements of derivative contracts and other instruments that are subject to mark-to-market accounting. Refer to Note K, “Fair Value,” for more information.

The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. For its long-term debt, management estimates are based in part on quotations from broker/dealers or interest rate information for similar instruments. The carrying amount of cash and temporary investments, accounts receivable, accounts payable, short-term borrowings and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.

In addition, the Company applies the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment,” to estimate the fair value of its stock-based compensation.

11. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109 (SFAS 109), “Accounting for Income Taxes.” Income tax expense includes the current tax obligation or benefit and the change in deferred income tax liability for the period. Deferred income taxes result from temporary differences between financial and tax bases of certain assets and liabilities. Uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes.” Refer to Note F, “Income Taxes,” for more information.

12. Equity Method of Accounting

NSTAR uses the equity method of accounting for investments in corporate joint ventures in which it does not have a controlling interest. Under this method, it records as income or loss the proportionate share of the net earnings or losses of the joint ventures with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash dividends are received. NSTAR participates in several corporate joint ventures in which it has investments, principally its 14.5% equity investment in two companies that own and operate transmission facilities to import electricity from the Hydro-Quebec System in Canada, and its equity investments ranging from 4% to 14% in three regional nuclear facilities (CY, MY and YA), all of which have been decommissioned in accordance with the federal NRC procedures.

13. Other Income (Deductions), net of income taxes

Major components of other income, net were as follows:

	Years ended December 31,
(in thousands)	2008	2007	2006
Equity earnings, dividends and other investment income	$820	$1,495	$644
Interest, dividend and rental income	6,612	9,226	8,492
Environmental settlement proceeds	4,750	—	—
Nonmonetary gain	—	—	5,494
Sales of nonutility property	—	—	4,144
Miscellaneous other income, (includes applicable income tax expense)	(3,225)	(651)	(5,192)

Total other income, net	$8,957	$10,070	$13,582

Major components of other deductions, net were as follows:
	Years ended December 31,
(in thousands)	2008	2007	2006
Charitable contributions	$(860)	$(1,730)	$(449)
Minor property costs	(433)	—	—
Miscellaneous other deductions, (includes applicable income tax benefit)	(2,330)	(1,300)	(1,057)

Total other deductions, net	$(3,623)	$(3,030)	$(1,506)

14. Short-Term Debt Interest Charges (Income), net

Major components of interest charges (income) related to short-term debt and other, net were as follows:

	Years ended December 31,
(in thousands)	2008	2007	2006
Short-term debt	$10,259	$25,525	$15,344
Regulatory assets	(17,012)	(2,216)	(1,574)
Income tax deficiencies	(4,607)	(9,114)	1,548
Other	3,653	2,084	2,164

Total interest (income) charges	$(7,707)	$16,279	$17,482

15. Purchase and Sales Transactions with ISO-NE

During 2004 and 2005, NSTAR Electric successfully completed several buy-out and restructuring agreements for substantially all of its long-term purchase power contracts. For the remaining long-term power contract, NSTAR Electric sells its power entitlement through ISO-NE at daily market prices and the contract is not used to satisfy its Basic Service energy requirements. NSTAR Electric is prohibited by the DPU from executing new long-term energy supply agreements without prior approval of the DPU. During 2008, 2007, and 2006, NSTAR recorded an offset for these sales revenues as a reduction to Purchased power and transmission expense of $251.9 million, $212.8 million, and $175.1 million, respectively, on the accompanying Consolidated Statements of Income.

16. New Accounting Standard

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161) which is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced disclosures. This standard became effective on January 1, 2009. NSTAR anticipates that SFAS 161 will not have a significant impact on its current disclosures.

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

(in thousands, except per share amounts)	2008	2007	2006
Net income	$237,547	$221,515	$206,774
Basic EPS	$2.22	$2.07	$1.94
Diluted EPS	$2.22	$2.07	$1.93
Weighted average common shares outstanding for basic EPS	106,808	106,808	106,808
Effect of dilutive shares:
Weighted average dilutive potential common shares	237	314	317

Weighted average common shares outstanding for diluted EPS	107,045	107,122	107,125

The following table summarizes potential common shares that are excluded from the calculation of diluted EPS as their effect would be anti-dilutive:

(in thousands)	2008	2007	2006
Deferred shares	97	151	—
Stock options	706	306	907
Performance shares	—	N/A	N/A

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

The recognition of an ARO within NSTAR’s regulated utility businesses has no impact on its earnings. For its rate-regulated utilities, NSTAR establishes a regulatory asset to recognize future recoveries through depreciation rates for the recorded ARO. NSTAR has certain plant assets in which this condition exists and is related to both plant assets containing hazardous materials and legal requirements to undertake remediation efforts upon retirement.

For NSTAR’s regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. As of December 31, 2008 and 2007, the estimated amount of the cost of removal included in regulatory liabilities was approximately $265 million and $259 million, respectively, based on the estimated cost of removal component in current depreciation rates. At December 31, 2008, NSTAR has an asset retirement cost in utility plant of $3 million, an asset retirement liability of $26 million and a regulatory asset of $21 million.

Note D. Regulatory Assets

Regulatory assets represent costs incurred that are expected to be collected from customers through future rates in accordance with agreements with regulators. These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consisted of the following:

	December 31,
(in thousands)	2008	2007
Energy contracts (including Yankee units)	$501,808	$615,773
Goodwill	618,220	638,379
Securitized and other energy-related costs	637,803	731,485
Retiree benefit costs	946,682	406,815
Income taxes, net	29,235	30,249
Purchased energy costs (over)/under collection	(17,257)	14,250
Redemption premiums	25,737	28,233
Other	163,704	103,798

Total current and long-term regulatory assets	$2,905,932	$2,568,982

Under the traditional revenue requirements model, electric and gas rates are based on the cost of providing energy delivery service. Under this model, NSTAR Electric and NSTAR Gas are subject to certain accounting standards that are not applicable to other businesses and industries in general. The application of SFAS 71 requires companies to defer the recognition of certain costs when incurred if future rate recovery of these costs is probable. This is applicable to NSTAR’s electric and gas distribution and transmission operations.

Amortization expense recorded to Depreciation and amortization on the accompanying Consolidated Statements of Income on certain regulatory assets for 2008, 2007 and 2006 was $198.7 million, $198.8 million, and $199.5 million, respectively. The amortization of other regulatory assets is recorded to Purchased power and transmission expense on the accompanying Consolidated Statements of Income.

Energy contracts

At December 31, 2008 and 2007, respectively, $412.7 million and $540.8 million represent the recognition of certain purchase power contract buy-out agreements that NSTAR Electric executed in 2004 and their future recovery through NSTAR Electric’s transition charges. Refer to Note M, “Contracts for the Purchase of Energy,” for further details. Since no cash outlay was incurred by NSTAR to create the regulatory asset, NSTAR does not earn a return on this regulatory asset. NSTAR recognized this regulatory asset as a result of recording the contract termination liability in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The contracts’ termination payments will occur over time and will be collected from customers through NSTAR’s transition charge over the same time period. The cost recovery period of these terminated contracts is through September, 2016.

In addition, the unamortized balance of the costs to decommission the CY, YA and MY nuclear power plants was $56.2 million and $64.5 million at December 31, 2008 and 2007, respectively. All three nuclear units were notified by the NRC that their respective former plant sites were decommissioned in accordance with NRC procedures and regulations. NSTAR’s liability for CY decommissioning and its recovery ends at the earliest in 2015, for YA in 2014 and for MY in 2013. However, should the actual costs exceed current estimates, NSTAR could have an obligation beyond these periods that would be fully recoverable. These costs are recovered through NSTAR Electric’s transition charge. NSTAR does not earn a return on decommissioning costs, but a return is included in rates charged to NSTAR by these plants. Refer to Note N, “Commitments and Contingencies,” for further discussion.

The remaining balances at December 31, 2008 and 2007 of $32.9 million and $10.5 million, respectively, represent the recognition of the future recoverability of a derivative liability recorded related to contracts structured to hedge a portion of NSTAR Gas’ future supply purchases. NSTAR Gas does not earn a return on these balances. Refer to Note E, “Derivative Instruments,” for further details. Settled amounts would be refunded or collected from customers no later than 18 months from the settlement date.

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

Securitized and other energy-related costs

A portion of these energy-related regulatory assets are collateralized with the Transition Property Securitization Certificates held by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC. The collateralized amounts at December 31, 2008 and 2007 were $434 million and $586.9 million, respectively. The certificates are non-recourse to NSTAR Electric.

Also included are other costs related to purchase power contract divestitures and certain costs related to NSTAR Electric’s former generation business that are recovered with a return through the transition charge and amounted to $164.8 million and $94.8 million at December 31, 2008 and 2007, respectively. These cost recoveries primarily occur through September, 2016 for NSTAR Electric and are subject to adjustment by the DPU.

The remaining energy-related regulatory assets consist of other transition costs and other recoverable charges of $39 million and $49.8 million at December 31, 2008 and 2007, respectively.

Retiree benefit costs

The retiree benefit regulatory asset at December 31, 2008 and 2007 of $946.7 million and $406.8 million, respectively, is primarily related to the application of SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements Nos. 87, 88, 106, and 132(R)” (SFAS 158). (Refer to Note G, “Pension and Other Postretirement Benefits,” for further details.) During 2008, the funded status of NSTAR’s Pension and PBOP plans was significantly impacted by the declines in the over-all financial markets. This change in funded status resulted in a liability which was offset by a corresponding increase in the retiree benefit costs regulatory asset. The remaining balance reflects the deferred pension and PBOP costs and over-recoveries of these costs. In accordance with the PAM, these amounts are amortized and collected from or returned to customers over three years. At December 31, 2008 and 2007, a deferred over-recovery of costs amounted to $23.8 million and $8.0 million, respectively. NSTAR recovers its qualified pension and PBOP expenses through this reconciling rate mechanism, thereby removing the volatility in earnings that may have resulted from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the DPU. NSTAR earns a carrying charge on $324.7 million of the retiree benefit regulatory asset under the PAM regulatory mechanism.

Income taxes, net

The principal holder of this regulatory asset is NSTAR Electric. This regulatory asset balance reflects deferred tax reserve deficiencies that are currently being recovered from customers and excludes a return component. Offsetting these amounts is a regulatory liability associated with unamortized investment tax credits relating to NSTAR Electric and NSTAR Gas.

Purchased energy costs

The purchased energy costs at December 31, 2008 and 2007 relate to deferred electric Basic Service and gas supply costs. Basic Service is the electricity that is supplied by NSTAR Electric when a customer has chosen not to receive service from a competitive supplier. The market price for Basic Service and gas supply costs may fluctuate based on the average market price for energy. Amounts incurred for Basic Service and cost of gas supply are recovered on a fully reconciling basis without a return.

Redemption premiums

These amounts reflect the unamortized balance of redemption premiums on NSTAR Electric Debentures that are amortized and recovered over the life of the respective debentures pursuant to DPU approval. The decrease reflects the amortization of these redemption premiums. There is no return recognized on this balance.

Other

Amounts included consist of deferred transmission costs, other DPU costs, and merger-related costs. Deferred transmission costs represent the difference between the level of billed transmission revenues and the current period costs incurred to provide transmission-related services that will be recovered over a subsequent twelve-month period with carrying charges. The costs associated with a DPU-approved safety and reliability program and clean up costs related to former gas manufacturing sites that are recovered over a seven-year period without a return. The merger-related costs are collected from all NSTAR Electric and NSTAR Gas distribution customers as approved by DPU, and exclude a return component. Merger-costs are being amortized over a ten-year period ending in August, 2009.

Note E. Derivative Instruments

Energy Contracts

NSTAR accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (SFAS 149). NSTAR has determined that its electricity supply contracts qualify for, and NSTAR has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR has only one significant gas supply contract. This contract is an all-requirements portfolio asset management contract that expires in October, 2009. This contract contains market based pricing terms and therefore no financial statement adjustments are required. Gas supply costs incurred related to this contract were $259 million and $224 million for the years ended December 31, 2008 and 2007, respectively, and have been recorded to Cost of gas sold on the accompanying Consolidated Statements of Income. Refer to the accompanying Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure gas supply. These contracts qualify as derivative financial instruments under SFAS 133, as amended by SFAS 149. Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date. All actual costs incurred or benefits realized are included in the CGAC of NSTAR Gas. As a result, NSTAR Gas records an offsetting regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income. Currently, these derivative contracts extend through April 2010. As of December 31, 2008 and 2007, NSTAR had recorded a liability and a corresponding regulatory asset of $32.9 million and $10.5 million, respectively, to reflect the fair value of these contracts. During the years ended December 31, 2008 and 2007, $16 million and $30 million, respectively, of these financial contracts were settled and were recognized as additional charges to Cost of gas sold on the accompanying Consolidated Statements of Income.

Note F. Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109.” SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. In accordance with SFAS 71 and SFAS 109, net regulatory assets of $29.2 million and $30.2 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 2008 and 2007, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes and unamortized investment tax credits consisted of the following:

	December 31,
(in thousands)	2008	2007
Deferred tax liabilities:
Depreciation	$713,044	$668,771
Goodwill	242,497	250,404
Power contracts	147,620	183,049
Purchased power	88,039	51,008
Transition costs	32,510	60,376
Pension expense	98,229	89,024
Other	64,265	54,576

	1,386,204	1,357,208

Deferred tax assets:
Plant basis adjustment	31,637	36,326
Postretirement benefits	31,336	18,773
Other	105,961	97,280

	168,934	152,379

Net accumulated deferred income taxes	1,217,270	1,204,829
Accumulated unamortized investment tax credits	18,437	20,100

	$1,235,707	$1,224,929

Investment tax credits are amortized over the estimated remaining lives of the property that generated the credits.

Components of income tax expense were as follows:

(in thousands)	2008	2007	2006
Current income tax expense	$131,365	$138,108	$119,827
Deferred income tax expense (benefit)	14,182	(5,999)	1,207
Investment tax credit amortization	(1,663)	(1,685)	(1,692)

Income taxes charged to operations	143,884	130,424	119,342

Tax expense on other income, net:
Current income tax expense	2,770	2,348	4,964
Deferred income tax expense	454	624	2,571

Income tax expense on other income, net	3,224	2,972	7,535

Total income tax expense	$147,108	$133,396	$126,877

The effective income tax rates reflected in the accompanying consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

	2008	2007	2006
Statutory tax rate	35%	35%	35%
State income tax, net of federal income tax benefit	5	5	5
Investment tax credits	(1)	(1)	(1)
Other	(1)	(1)	(1)

Effective tax rate	38%	38%	38%

Uncertain Tax Positions

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, “Accounting for Income Taxes” establishes criteria for the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained.

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

The following is a reconciliation of the unrecognized tax benefits that have been recognized as FIN 48 liabilities on the accompanying Consolidated Balance Sheets included in Deferred Credits - Other:

(in millions)	2008	2007
Balance at beginning of year	$15	$12
Additions for current year tax positions	—	3

Balance at end of year	$15	$15

As of December 31, 2008 and 2007, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.

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

Construction-Related Costs

In 2004, NSTAR filed an amended 2002 Federal income tax return to change the method of accounting for certain construction-related overhead costs previously capitalized to plant to the Simplified Service Cost Method (SSCM). Under SSCM, certain costs which were previously capitalized for tax purposes are deducted in the year incurred. NSTAR has claimed additional deductions related to the tax accounting method change in its 2002-2004 returns of $368.9 million. In 2005, NSTAR received formal notification from the IRS that the claim on its amended income tax return would be denied. NSTAR did not receive the requested refund amount due.

In August 2005, the IRS issued Revenue Ruling 2005-53 and Treasury Regulations under Code Section 263A related to the SSCM to curtail these levels of construction-related cost deductions by utilities and others. Under this Regulation, the SSCM is not available for the majority of NSTAR’s constructed property for the years 2005 and forward. NSTAR was required to make a cash tax payment to the IRS of $129.1 million in late 2006 representing the disallowed SSCM deductions taken for 2002-2004 even though the tax refund was never received. This payment will be fully refunded with interest to NSTAR, once this tax position is resolved. As a result of recent developments, as of December 31, 2008, this refund has been recorded as a current refundable income tax on the accompanying Consolidated Balance Sheets; at December 31, 2007, it was recorded as non-current.

Prior to the adoption of FIN 48, NSTAR assessed its tax position related to this tax benefit as less than more-likely-than-not. However, in measuring the benefit in conjunction with the adoption of FIN 48 as of January 1, 2007, NSTAR recognized $2.3 million, net of tax, of interest income to its January 1, 2007 retained earnings balance.

IRS Appeals and Examinations

As of December 31, 2008, the 2001 through 2007 federal and state tax years remain open. Years 2001 through 2004 (which include the SSCM and RCN Share Abandonment matters) are at the IRS Office of Appeals and years 2005 through 2007 are under examination by the IRS. The 2008 Federal income tax return is being examined under the IRS Compliance Assurance Process (CAP). This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed. NSTAR expects that ongoing IRS audits will not have a material effect on its financial statements. However, the outcome of any audit and the timing of audit settlement are subject to significant uncertainty.

Interest on Tax Positions

NSTAR recognizes interest accrued related to uncertain tax positions in Interest charges: Short-term debt and other and related penalties, if applicable, in Other deductions, net on the accompanying Consolidated Statements of Income. This accounting policy is consistent with the recognition of these items prior to the adoption of FIN 48. For the years ended December 31, 2008 and 2007, the amount of interest income, net, recognized on the accompanying Consolidated Statements of Income was $4.6 million and $9.1 million, respectively, and the total amount of accrued interest receivable on the accompanying Consolidated Balance Sheets was $17.8 million and $13.2 million, respectively. No penalties were recognized during 2008 and 2007.

In addition to its FIN 48 tax liability, NSTAR has unrecognized benefits associated with interest on construction-related uncertain tax positions. These unrecognized benefits were $9 million as of December 31, 2008 and 2007. It is possible that the amount of unrecognized tax benefits relating to the deduction for construction-related costs in the form of interest income could significantly change within twelve months from December 31, 2008. This would occur if NSTAR were to reach a final resolution with the IRS Office of Appeals on this issue. The estimated range of the unrecognized potential change is zero to approximately $9 million as of December 31, 2008.

Note G. Pension and Other Postretirement Benefits

NSTAR accounts for the funded status of its Pension and PBOP Plans in accordance with the provisions of SFAS 158. This standard amended SFAS Nos. 87, 88, 106 and 132(R). SFAS 158 requires an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the over funded or under funded status of the plan as defined by SFAS 158. The pension asset or liability is the difference between the fair value of the pension plan’s assets and the projected benefit obligation as of year-end. For other postretirement benefit plans, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation as of year-end. As a result of NSTAR’s approved regulatory rate mechanism for recovery of pension and postretirement costs, NSTAR has recognized a regulatory asset for the majority of its pension and postretirement costs in lieu of taking a charge to AOCI.

1. Pension

NSTAR sponsors a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees. Retirement benefits are based on various final average pay formulae. NSTAR also maintains a non-qualified retirement plan for certain management employees.

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

The following tables for NSTAR’s Pension benefit plans present the change in benefit obligation, change in the Plans’ assets, the funded status, the components of net periodic benefit cost and key assumptions used:

	Years Ended December 31,
(in thousands)	2008	2007
Change in benefit obligation:
Benefit obligation, beginning of the year	$1,057,406	$1,075,001
Service cost	21,273	21,530
Interest cost	63,642	62,154
Plan participants’ contributions	24	32
Actuarial gain	(7,663)	(25,397)
Settlement payments	(11,669)	(21,471)
Benefits paid	(54,621)	(54,443)

Projected benefit obligation, end of the year	$1,068,392	$1,057,406

Change in Plan assets:
Fair value of Plan assets, beginning of the year	$1,049,378	$1,029,059
Actual return on Plan assets, net	(338,990)	93,906
Employer contribution	72,588	2,295
Plan participants’ contributions	24	32
Settlement payments	(11,669)	(21,471)
Benefits paid	(54,621)	(54,443)

Fair value of Plan assets at end of the year	$716,710	$1,049,378

Funded status at end of year - (under funded)	$(351,682)	$(8,028)

Source of change in other comprehensive income:

	Years Ended December 31,
(in thousands)	2008	2007
Net loss arising during period	$(2,320)	$(2,553)
Amortization:
Prior service cost	1,005	1,186
Actuarial loss	872	905

Total other comprehensive loss recognized during the year	$(443)	$(462)

The market-related value of NSTAR’s pension plans’ assets is determined based on the actual fair value as of the balance sheet date for all classes of assets. Therefore, the entire difference between the actual and expected return on Plan assets is reflected as a component of unrecognized actuarial net gain or loss.

Amounts recognized in the accompanying Consolidated Balance Sheets consisted of:

	December 31,
(in thousands)	2008	2007
Deferred debits - other	$—	$37,144
Current liabilities - other	(2,500)	(2,825)
Deferred credits - pension and other postretirement liabilities	(349,182)	(42,347)

	$(351,682)	$(8,028)

Amounts not yet reflected in net periodic benefit cost and included in AOCI and regulatory asset:
Prior service credit	$2,698	$2,678
Accumulated actuarial loss	(688,885)	(287,479)
Cumulative employer contributions in excess of net periodic benefit cost	334,505	276,773

Net unrecognized periodic pension benefit cost reflected on the accompanying Consolidated Balance Sheets	$(351,682)	$(8,028)

The estimated prior service cost and net actuarial loss that will be amortized from AOCI and regulatory assets into net periodic benefit cost in 2009 are $20,000 and $16.2 million, respectively.

The accumulated benefit obligation for the qualified pension plan as of December 31, 2008 and 2007 were $969.6 million and $962.9 million, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-qualified retirement plan were $46 million, $42.1 million and $0, respectively, as of December 31, 2008 and were $45.2 million, $41.7 million and $0, respectively, as of December 31, 2007.

Weighted average assumptions were as follows:

	2008	2007	2006
Discount rate at the end of the year	6.25%	6.25%	6.0%
Expected return on Plan assets for the year	9.0%	9.0%	9.0%
Rate of compensation increase at the end of the year	4.0%	4.0%	4.0%

The Plans’ discount rates are based on a rate modeling of a bond portfolio that approximates the Plan liabilities. In addition, management considers rates of high quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s plans and through periodic bond portfolio matching. The Plans’ long-term rates of return are based on past performance and economic forecasts for the types of investments held in the Plans as well as the target allocation of the investments over a long-term period. Actuarial assumptions also include an assumed rate for administrative expenses and investment expenses, which have averaged approximately 0.6% for 2008, 2007 and 2006.

Components of net periodic benefit cost were as follows:

	Years ended December 31,
(in thousands)	2008	2007	2006
Service cost	$21,273	$21,530	$20,865
Interest cost	63,642	62,154	59,507
Expected return on Plan assets	(86,278)	(83,434)	(78,013)
Amortization of prior service cost	20	20	129
Recognized actuarial loss	16,199	21,133	27,437

Net periodic benefit cost	$14,856	$21,403	$29,925

The following reflects the weighted average asset allocation percentage of the fair value of the Pension Plan’s assets for each major type of asset as of December 31st as well as the targeted ranges:

	Plan Assets		Current Targeted Ranges	Typical Benchmark
Asset Category	2008	2007
Equity securities	29%	43%	20% - 30%	CITI BMI World
Debt securities	28	14	20% - 30%	Barclays Aggregate
Real Estate	20	25	10% - 20%	NCREIF Property Index
Alternative	23	18	20% - 30%	HFRI Fund of Funds Composite Index

Total	100%	100%

The alternative asset category consists of hedge funds and common/collective trusts.

The primary investment goal of the Plans is to achieve a total annualized return of 9% (before expenses) over the long-term and to minimize unsystematic risk so that no single security or class of securities will have a disproportionate impact on the Plans. Risk is regularly evaluated, compared and benchmarked to plans with a similar investment strategy. Other benchmarks are also considered. NSTAR currently uses 22 asset managers to manage its plans’ assets. Assets are diversified by several asset classes (i.e., equities, bonds) and within these classes (i.e., economic sector, industry), such that, for each asset manager:

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

Employer contributions in 2008 of $70 million were made to the qualified plan and $2.6 million of contributions in the form of funding benefit payments from the non-qualified plan. NSTAR anticipates making contributions to its qualified Pension Plan in 2009 of approximately $25 million.

The estimated benefit payments for the next 10 years are as follows:

(in thousands)
2009	$70,420
2010	71,718
2011	73,887
2012	76,896
2013	78,174
2014 - 2018	423,112

Total	$794,207

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was adopted by NSTAR assuming continuation of prescription drug benefits to retirees that are at least actuarially equivalent to the benefits provided under Medicare Part D. For employers like NSTAR that continue to provide prescription drug programs for eligible former employees age 65 and over, there are subsidies available that are contained in the Act in the form of direct tax-exempt cash payments. The subsidy reduces service cost when it is recognized as a component of net periodic postretirement benefits cost, and it reduced NSTAR’s net periodic postretirement benefit cost by approximately $12 million and $12.1 million in 2008 and 2007, respectively. However, as a result of the PAM, these reductions do not have a material impact on reported earnings.

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

The following tables for NSTAR’s postretirement plans present the change in benefit obligation, change in the plans’ assets, the funded status, the components of net periodic benefit cost and key assumptions used:

	Years ended December 31,
(in thousands)	2008	2007
Change in benefit obligation:
Benefit obligation, beginning of the year	$595,793	$574,800
Service cost	5,853	5,812
Interest cost	36,287	35,611
Plan participants’ contributions	2,839	2,625
Plan amendments	(121)	222
Actuarial loss	18,206	6,498
Benefits paid	(32,214)	(31,653)
Federal subsidy	2,429	1,878

Benefit obligation, end of the year	$629,072	$595,793

Change in the plans’ assets:
Fair value of the plans’ assets, beginning of the year	$360,188	$353,434
Actual return on plans’ assets	(117,435)	20,729
Employer contribution	15,041	15,053
Plan participants’ contributions	2,839	2,625
Benefits paid	(32,214)	(31,653)

Fair value of the plans’ assets, end of the year	$228,419	$360,188

The plans’ funded status was as follows:

	December 31,
(in thousands)	2008	2007
Funded status at end of year - (under funded)	$(400,653)	$(235,605)

Amounts recognized in the accompanying Consolidated Balance Sheet:
Current liabilities - other	$(61)	$(29,444)
Deferred credits - pension and other postretirement liabilities	(400,592)	(206,161)

	$(400,653)	$(235,605)

Amounts not yet reflected in net periodic benefit cost and included in AOCI and regulatory assets:
Transition obligation	$(3,254)	$(4,065)
Prior service credit	10,365	11,810
Accumulated actuarial loss	(313,640)	(158,424)
Cumulative net periodic benefit costs in excess of employee contributions	(94,124)	(84,926)

Net amount recognized in statement of financial position	$(400,653)	$(235,605)

Source of change in other comprehensive income:

	Years ended December 31,
(in thousands)	2008	2007
Net loss arising during period	$(1,237)	$(553)
Amortization:
Transition obligation	5	5
Prior service credit	(105)	(10)
Actuarial loss	195	153

Total other comprehensive loss recognized during the year	$(1,142)	$(405)

The estimated transition obligation, prior service credit and net actuarial loss that will be amortized from AOCI and regulatory assets into net periodic benefit costs in 2008 are $0.8 million, $1.4 million and $20.6 million, respectively.

Weighted average assumptions were as follows:

	2008	2007	2006
Discount rate at the end of the year	6.10%	6.25%	6.0%
Expected return on the plans’ assets for the year	9.0%	9.0%	9.0%

For measurement purposes, a 9.0% weighted annual rate increase in per capita cost of covered medical claims was assumed for 2008. This rate is assumed to decrease gradually to 5% in 2015 and remain at that level thereafter. Dental claims are assumed to increase at a weighted annual rate of 4%.

A 1% change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease
Effect on total service and interest cost components for 2008	$6,937	$(5,501)
Effect on December 31, 2008 postretirement benefit obligation	$93,270	$(75,480)

Components of net periodic benefit cost were as follows:

	Years ended December 31,
(in thousands)	2008	2007	2006
Service cost	$5,853	$5,813	$5,490
Interest cost	36,287	35,611	32,890
Expected return on plans’ assets	(28,482)	(28,186)	(27,015)
Amortization of prior service cost	(1,567)	(1,472)	13
Amortization of transition obligation	811	812	812
Recognized actuarial loss	8,909	11,028	10,691

Net periodic benefit cost	$21,811	$23,606	$22,881

NSTAR anticipates making an estimated contribution of approximately $30 million to its other postretirement benefit plans in 2009.

The estimated future cash flows for the years after 2008 are as follows:

	Gross estimated benefit payments	Estimated expected cash inflows from Medicare subsidy
(in thousands)
2009	$32,651	$2,879
2010	34,555	3,150
2011	36,579	3,409
2012	37,957	3,719
2013	39,493	3,989
2014 - 2018	218,335	23,517

Total	$399,570	$40,663

The following reflects the weighted average asset allocation percentages of the fair value of the PBOP Plan assets for each major type of assets as of December 31st as well as the targeted ranges:

	Plan Assets		Current Targeted Percentage	Typical Benchmark
Asset Category	2008	2007
Equity securities	38%	47%	50%	MSCI World Index
Debt securities	29	27	30%	Barclays Aggregate
Real Estate	16	12	10%	NCREIF Property Index
Alternative	17	14	10%	HFRI Fund of Funds Composite Index

Total	100%	100%	100%

The alternative asset category consists primarily of hedge funds.

The assets of NSTAR’s PBOP Plan are held in voluntary employees’ beneficiary association trusts and in the Pension Plan 401(h) account which is a subset of the Pension Plan assets and are not reflected as a component of the Pension Plan assets.

The Plan’s primary investment goal is to outperform the return of the composite benchmark. The portfolio also seeks a level of volatility, which approximates that of the composite benchmark returns. Other benchmarks are also considered.

3. Savings Plan

NSTAR also provides a defined contribution 401(k) plan for substantially all employees. Matching contributions (which are equal to 50% of the employees’ deferral up to 8% of eligible base and cash incentive compensation subject to statutory limits) included in the accompanying Consolidated Statements of Income amounted to $9.4 million, $8.9 million and $9 million in 2008, 2007 and 2006, respectively. The election available to participants to reinvest dividends paid on the NSTAR Common Share Fund or receive the dividends in cash is subject to a freeze period beginning seven days prior to the date any dividend is paid. During this period, participants cannot change their election. NSTAR dividends are paid to this plan four times a year in February, May, August and November.

Note H. Stock-Based Compensation

NSTAR accounts for its equity-based compensation in accordance with the provisions of SFAS 123(R), “Stock-Based Compensation.”

The NSTAR 2007 Long Term Incentive Plan (the 2007 Plan) permits a variety of stock and stock-based awards, including stock options, deferred stock awards and performance share units granted to key employees. Subject to adjustment for stock-splits and similar events, the aggregate number of common shares that are available for award under the 2007 Plan is 3.5 million. The Plan limits the terms of awards to ten years and prohibits the granting of awards beyond ten years after its effective date. In general, stock options and deferred shares vest over a three-year period from date of grants. Performance share units vest only at the end of a three year performance period if performance conditions are met. The Executive Personnel Committee (EPC) of the Board of Trustees approves stock-based awards for all executives and other key employees. However, the Chief Executive Officer (CEO)’s award must also be approved by the independent members of the Board of Trustees. The EPC and Board of Trustees established that the date of grant for annual stock-based awards under the Plan is the date each year on which the Board of Trustees approves the CEO’s stock award. This date is when all participants are notified of their awards. Options are granted at the full market price of the common shares on the date of grant. The aggregate remaining number of common shares available for award under the Plan as of December 31, 2008 is 3,597,703 unissued shares and includes unvested shares from NSTAR’s 1997 Share Incentive Plan.

Stock-based compensation activities of the Plans were as follows:

Stock Options:

	2008 Activity	2008 Weighted Average Exercise Price	2007 Activity	2007 Weighted Average Exercise Price
Options outstanding at January 1	2,234,202	$28.06	2,265,333	$25.66
Options granted	329,000	$32.45	422,000	$36.89
Options exercised	(185,334)	$26.15	(453,131)	$24.29
Options forfeited	(50,834)	$33.82	—	$—

Options outstanding at December 31	2,327,034	$28.71	2,234,202	$28.06

Summarized information regarding stock options outstanding at December 31, 2008:

	Options Outstanding				Options Exercisable (Vested)
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)
$22.19	30,200	1.40	$22.19	$432	30,200	1.40	$22.19	$432
$19.85	10,000	2.40	$19.85	$166	10,000	2.40	$19.85	$166
$22.06-$22.67	62,000	3.30	$22.47	$870	62,000	3.30	$22.47	$870
$21.60	282,000	4.33	$21.60	$4,199	282,000	4.33	$21.60	$4,199
$24.21	387,000	5.33	$24.21	$4,754	387,000	5.33	$24.21	$4,754
$29.60	442,667	6.44	$29.60	$3,050	442,667	6.44	$29.60	$3,050
$27.73	404,667	7.32	$27.73	$3,545	238,677	7.32	$27.73	$2,091
$36.89	397,500	8.34	$36.89	—	114,760	8.34	$36.89	—
$32.45	311,000	9.08	$32.45	$1,256	—	—	—	—

	2,327,034	6.66	$28.71	$18,272	1,567,304	5.81	$26.59	$15,562

There were 1,567,304, 1,287,092, and 1,175,393 stock options exercisable as of December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, 2007 and 2006, the associated weighted average exercise price of these exercisable options is $26.59, $22.38, and $23.75, respectively. The total intrinsic value (the market price of the common shares on the date exercised, less the option exercise prices) of options exercised during the years ended December 31, 2008, 2007 and 2006 was $1.4 million, $5.3 million, and $9.7 million, respectively.

The stock options granted in 2008, 2007 and 2006 have a grant date fair value of $3.76, $4.79, and $3.86, respectively. The fair value was estimated using the Black-Scholes option-pricing model that uses the assumptions in the table below. The expected option lives are based on the average historical time frame that options are expected to remain unexercised. Expected volatilities are based on the historical performance of NSTAR’s stock price. The risk-free interest rate is based on the U.S. Treasury Strip in effect on grant date. The fair values were computed using the following range of assumptions for NSTAR’s stock options for the years ended December 31:

	2008	2007	2006
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	3.17%	4.56%	4.91%
Volatility	16.4%	14.6%	16.0%
Dividends	3.81%	3.85%	4.06%

Deferred Shares:

	2008 Activity	2008 Weighted Average Grant Date Fair Value Price	2007 Activity	2007 Weighted Average Grant Date Fair Value Price
Nonvested deferred shares at January 1	544,063	$31.39	585,519	$28.28
Deferred shares granted	125,250	$32.45	173,100	$36.89
Deferred shares vested	(187,934)	$31.02	(205,356)	$27.14
Deferred shares forfeited	(18,166)	$33.06	(9,200)	$32.01

Nonvested deferred shares at December 31	463,213	$31.76	544,063	$31.39

The fair value of deferred shares vested during 2008 and 2007 was $6.2 million and $7.2 million, respectively.

Performance Share Units:

	2008 Activity	Weighted Average Grant Date Fair Value Price
Performance share units at January 1	—	$—
Performance share units granted	70,350	$32.70
Performance share units vested	—	$—
Performance share units forfeited	(3,213)	$32.70

Nonvested performance share units outstanding at December 31	67,137	$32.70

Performance share unit awards under the 2007 Plan contain performance criteria that affect the number of shares that ultimately vest. Restrictions on performance share unit awards lapse after a three-year period contingent on achievement of certain earnings growth performance measures. These awards grant the right to receive, at the end of the performance period, a variable number of shares based on the level of NSTAR’s earnings growth and a total shareholder return that is compared to companies in the EEI Index. This variable range extends from 0% to 170% of the granted awards. The 2008 performance awards grant date fair value was estimated to be $32.70 for the targeted performance level using a binomial option-pricing model. No performance share awards were granted during 2007 or 2006.

Management evaluates the probability of meeting the performance criteria at each balance sheet date and related compensation cost is amortized over the performance period on a straight-line basis. If the performance is not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed. No performance share units vested during 2008.

Total Stock-Based Compensation

As of December 31, 2008, the total stock-based compensation cost related to nonvested stock options, deferred share awards and performance share units not yet recognized was $9.6 million. The remaining weighted average period over which total stock-based compensation will be recognized is 1.61 years.

Total stock-based compensation cost recognized in the accompanying Consolidated Statements of Income in 2008, 2007 and 2006 was $9.7 million, $8.9 million, and $8.2 million, respectively. Approximately $1.9 million, $1.7 million and $1.5 million of costs related to stock options are included in the 2008, 2007 and 2006 stock-based compensation totals, respectively.

2009 Awards

On January 22, 2009, NSTAR granted awards, under the terms of the 2007 Plan, of 352,000 stock options, 134,050 deferred shares and 78,750 performance based share units to executives and senior managers.

Stock options, deferred shares and performance share units granted on January 22, 2009 have a grant date fair value of $3.64, $34.02 and $33.85, respectively. The grant date fair value of deferred shares and the exercise price of stock options are equal to the closing price of the Company’s common shares on January 22, 2009.

Note I. Capital Stock and Accumulated Other Comprehensive Income

NSTAR’s Board of Trustees declared dividends per common share of $1.425, $1.325, and $1.535 in 2008, 2007, and 2006, respectively. As a result of a change in NSTAR’s Board of Trustees’ meetings schedule in 2005, the fourth quarter dividend that typically would have been declared in December 2005, was approved on January 26, 2006 at $0.3025 per share, and therefore dividends declared during 2006 include the fourth quarter of 2005. The dividend payment schedule remained unchanged.

1. Common Shares

Common share and accumulated other comprehensive income activity in 2008 and 2007 was as follows:

(in thousands)	Number of Shares	Total Par Value	Premium on Common Shares	Accumulated Other Comprehensive Income
Balance at December 31, 2006	106,808	$106,808	$823,450	$(12,018)
Equity compensation plans (Note H)	—	—	(4,776)	—
Pension and postretirement benefit costs, net	—	—	—	(575)

Balance at December 31, 2007	106,808	106,808	818,674	(12,593)
Equity compensation plans (Note H)	—	—	(73)	—
Pension and postretirement benefit costs, net	—	—	—	(932)

Balance at December 31, 2008	106,808	$106,808	$818,601	$(13,525)

2. Cumulative Preferred Stock of Subsidiary

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)

Series	Current Shares Outstanding	Redemption Price/Share	December 31, 2008	December 31, 2007
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000

Total non-mandatory redeemable series			$43,000	$43,000

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

Note J. Indebtedness

1. Long-Term Debt

NSTAR’s long-term debt consisted of the following:

	December 31,
(in thousands)	2008	2007
Mortgage Bonds/Notes, collateralized by property of operating subsidiaries:

NSTAR Gas
7.04%, due September 2017	$25,000	$25,000
9.95%, due December 2020	25,000	25,000
7.11%, due December 2033	35,000	35,000

AES
6.924%, due June 2021	91,512	95,949
Notes:

NSTAR
8.0%, due February 2010	500,000	500,000

NSTAR Electric
Debentures:
7.80%, due May 2010	125,000	125,000
4.875%, due October 2012	400,000	400,000
4.875%, due April 2014	300,000	300,000
5.625%, due November 2017	300,000	300,000
5.75%, due March 2036	200,000	200,000
Bonds:
Massachusetts Industrial Finance Agency (MIFA) bonds
5.75%, due February 2014	15,000	15,000

HEEC
Sewage facility revenue bonds, due through 2015	9,988	11,571

Funding Companies
Transition Property Securitization Certificates:
3.78%, due through September 2008	—	21,776
7.03%, due through March 2010	75,554	144,365
4.13%, due through September 2011	203,475	266,477
4.40%, due through September 2013	144,771	144,771

	2,450,300	2,609,909
Unamortized debt discount	(8,600)	(9,978)
Amounts due within one year	(98,024)	(98,531)

Total long-term debt	$2,343,676	$2,501,400

Consistent with the recovery in utility rates, discounts, redemption premiums and related costs associated with the issuance and redemption of long-term debt are deferred and amortized as an addition to interest expense over the life of the original or replacement debt.

On May 18, 2007, NSTAR Electric filed with the DPU for approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008. On May 18, 2007, in connection with this filing, NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue up to $400 million in debt securities. This registration statement became effective on June 1, 2007. The DPU approved this financing plan on August 9, 2007. On November 19, 2007, NSTAR Electric sold $300 million of ten-year fixed rate (5.625%) Debentures. NSTAR Electric used the proceeds from the issuance of these securities to finance its capital expenditures, for repayment of short-term debt, and for general working capital purposes. On November 25, 2008, the DPU allowed NSTAR Electric to extend the period of its financing plan with additional time to issue the remaining $100 million in long-term debt securities to no later than December 31, 2009.

Sewage facility revenue bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015. Scheduled redemptions of $1.65 million were made in 2008 and 2007. The interest rate of the bonds was 7.375% for both 2008 and 2007.

The 5.75% tax-exempt unsecured MIFA bonds due 2014 are currently redeemable at par.

The aggregate principal amounts of NSTAR is long-term debt (including securitization certificates and sinking fund requirements) due in the five years subsequent to 2008 are approximately $98 million in 2009, $751 million in 2010, $91 million in 2011, $492 million in 2012, $52 million in 2013 and $966 million thereafter.

The Transition Property Securitization Certificates held by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC (Funding companies), are each collaterized with separate securitized regulatory assets with combined balances of $434 million and $586.9 million as of December 31, 2008 and 2007, respectively. NSTAR Electric, as servicing agent for the Funding companies, collected $179.9 million and $185.1 million in 2008 and 2007, respectively. Funds collected from the companies’ respective customers are transferred to each Funding companies’ Trust on a daily basis. These Certificates are non-recourse to NSTAR Electric.

On March 16, 2006, NSTAR Electric sold $200 million of thirty-year fixed rate (5.75%) Debentures. The net proceeds were primarily used to repay outstanding short-term debt balances.

2. Financial Covenant Requirements and Lines of Credit

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. NSTAR Gas has financial covenant requirements including a minimum equity requirement under its long-term debt arrangements and was in compliance at December 31, 2008 and 2007. NSTAR’s long-term debt other than the secured debt of NSTAR Gas and MATEP, is unsecured.

NSTAR currently has a $175 million revolving credit agreement that expires December 31, 2012. At December 31, 2008 and 2007, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at December 31, 2008 and 2007, had $175 million and $4 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity. Commitment fees must be paid on the total agreement amount. At December 31, 2008 and 2007, NSTAR was in full compliance with the aforementioned covenant as the ratios were 60.2% and 58.2%, respectively.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2010, with maturity dates no later than October 21, 2011, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At December 31, 2008 and 2007, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $354.6 million and $257 million outstanding balances at December 31, 2008 and 2007, respectively. Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity. At December 31, 2008 and 2007, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the ratios were 47.6% and 46.2%, respectively.

As of December 31, 2008, NSTAR Gas had a $100 million line of credit ($200 million as of December 31, 2007). This line of credit is due to expire on December 11, 2009. As of December 31, 2008 and 2007, NSTAR Gas had $53.3 million and $142.4 million outstanding, respectively.

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

Interest rates on the outstanding short-term borrowings generally are money market rates and averaged 2.31% and 5.24% in 2008 and 2007, respectively. In aggregate, short-term borrowings totaled $582.9 million and $403.4 million at December 31, 2008 and 2007, respectively.

On December 2, 2008, NSTAR Electric filed a two-year financing plan with the DPU to issue an additional $500 million in long-term debt securities, and awaits approval of this filing.

Note K. Fair Value

Fair Value Measurements - FAS 157

SFAS No. 157, as amended, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. While the standard does not expand the use of fair value, it has applicability to several current accounting standards that require or permit measurement of assets and liabilities at fair value. The Company prospectively adopted SFAS 157 on January 1, 2008, with no impact to its results of operations, financial position, or cash flows.

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

Level 1 - Unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date. Financial assets utilizing Level 1 inputs include active exchange-traded equity securities.

Level 2 - Quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data.

Level 3 - Unobservable inputs from objective sources. These inputs may be based on entity-specific inputs. Level 3 inputs include all inputs that do not meet the requirements of Level 1 or Level 2.

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures

(in millions)	Level 1	Level 2	Total
Assets:
Government Money Market Securities (a)	$10	$—	$10
Deferred Compensation Assets (b)	27	—	27
Investments (b)	13	—	13

Total	$50	$—	$50

Liabilities:
Gas Hedges (c)	$—	$32	$32

Total	$—	$32	$32

(a)  -  Included in “Cash and cash equivalents” on the accompanying Consolidated Balance Sheets

(b)  -  Included in “Other investments” on the accompanying Consolidated Balance Sheets

(c)  -  Included in “Current liabilities: Other” on the accompanying Consolidated Balance Sheets

Financial Instruments - FAS 107

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of December 31, 2008 and 2007, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable) are based on the quoted market prices of similar issues. Carrying amounts and fair values as of December 31, 2008 and 2007 were as follows:

	2008		2007
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness (including current maturities)	$2,441,700	$2,474,960	$2,599,931	$2,680,240

Note L. Segment and Related Information

For the purpose of providing segment information, NSTAR’s principal operating segments, are its traditional core businesses of electric and natural gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts. The unregulated operating segment engages in business activities that include district energy operations, telecommunications, and a liquefied natural gas service. Amounts shown on the following table for 2008, 2007 and 2006 include the allocation of NSTAR’s (Holding Company) results of operations (primarily interest costs) and assets to each business segment, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively. The allocation of Holding Company charges is based on an indirect allocation of the Holding Company’s investment relating to these various business segments.

Financial data for the operating segments were as follows:

(in thousands)	2008	2007	2006
Operating revenues
Electric utility operations	$2,639,637	$2,562,850	$2,912,115
Gas utility operations	553,680	560,478	517,855
Unregulated operations	152,070	138,456	147,732

Consolidated total	$3,345,387	$3,261,784	$3,577,702

Depreciation and amortization
Electric utility operations	$339,236	$330,325	$323,701
Gas utility operations	26,494	26,144	24,051
Unregulated operations	14,031	13,173	14,470

Consolidated total	$379,761	$369,642	$362,222

Operating income tax expense
Electric utility operations	$122,154	$114,729	$103,634
Gas utility operations	11,636	9,370	6,368
Unregulated operations	10,094	6,325	9,340

Consolidated total	$143,884	$130,424	$119,342

Equity income in investments accounted for by the equity method (a)
Electric utility operations	$820	$1,495	$644

Interest charges
Electric utility operations	$127,947	$137,027	$145,987
Gas utility operations	16,300	22,140	22,932
Unregulated operations	7,694	8,235	8,938

Consolidated total	$151,941	$167,402	$177,857

Segment net income
Electric utility operations	$199,631	$189,984	$174,898
Gas utility operations	20,887	18,843	14,184
Unregulated operations	17,029	12,688	17,692

Consolidated total	$237,547	$221,515	$206,774

Expenditures for property
Electric utility operations	$366,398	$320,234	$378,709
Gas utility operations	43,395	36,423	38,761
Unregulated operations	12,431	3,473	8,676

Consolidated total	$422,224	$360,130	$426,146

Segment assets
Electric utility operations	$7,214,780	$6,760,380	$6,764,098
Gas utility operations	855,555	799,768	805,635
Unregulated operations	199,154	199,397	199,358

Consolidated total	$8,269,489	$7,759,545	$7,769,091

(a)	The equity income from equity investments is included in other income, net on the accompanying Consolidated Statements of Income.

Note M. Contracts for the Purchase of Energy

1. NSTAR Electric Purchase Power Agreements

As a Massachusetts distribution company, NSTAR Electric is required to obtain and resell power to retail customers through Basic Service for those who choose not to buy energy from a competitive energy supplier. Basic Service rates are reset every six months (every three months for large commercial and industrial customers). The price of Basic Service is intended to reflect the average competitive market price for power. For basic service power supply, NSTAR Electric makes periodic market solicitations consistent with DPU regulations. NSTAR Electric enters into short-term power purchase agreements to meet its Basic Service supply obligation, ranging in term from three to twelve months. NSTAR Electric fully recovers its payments to suppliers through DPU-approved rates billed to customers.

The Rate Settlement Agreement required NSTAR Electric to design a policy for the procurement of Basic Service supply for residential customers effective July 1, 2006, permitting NSTAR Electric to execute energy supply contracts for one, two and three-years procuring fifty, twenty-five and twenty-five percent, respectively, of its total energy load requirements for residential customers. NSTAR Electric, after working with the AG and a low-income support organization, developed a schedule to implement this provision. In 2007, NSTAR Electric entered into two longer-term renewable energy supply contracts with 10-year terms, which were filed with the DPU for approval. In April 2008, the DPU approved the contracts and the recovery of costs through Basic Service rates.

2. NSTAR Gas Firm Transportation and Storage Agreements

NSTAR Gas purchases transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that bring gas from major producing regions in the U.S., Gulf of Mexico, and Canada to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its gas supply from third-party vendors. Most of the supplies are purchased under a firm portfolio management contract with a term of one year. NSTAR Gas has one multiple year contract, which is used for the purchase of its Canadian supplies for up to 4,500 MMbtu per day. Based on its firm pipeline transportation capacity entitlements, NSTAR Gas contracts for up to 139,214 MMbtu per day of domestic production.

NSTAR Gas has various contractual agreements covering the transportation of natural gas and underground natural gas storage facilities, which are recoverable from customers under the DPU-approved rates, through its CGAC. The contracts expire at various times from 2009 to 2016. NSTAR Gas’ firm contract demand charges associated with firm pipeline transportation and storage capacity contracts in 2008, 2007, and 2006 were approximately $51.5 million, $51.8 million, and $50.6 million, respectively. Refer to Note N, “Commitments and Contingencies,” “Energy Supply” section for NSTAR Gas’ firm contract demand charges at current rates under these contracts for the years after 2008.

Note N. Commitments and Contingencies

1. Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and consumer division statistics performance for all Massachusetts utilities. NSTAR Electric and NSTAR Gas are required to report annually to the DPU concerning their performance as to each measure and are subject to maximum penalties of up to two percent (two and a half percent beginning in 2009) of total transmission and distribution revenues should performance fail to meet the applicable benchmarks.

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

On March 1, 2007, NSTAR Electric and NSTAR Gas filed their 2006 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of performance. The reports indicate that no penalty was assessable for 2006. The DPU approved both filings but did not approve NSTAR Electric’s benchmarks due to outstanding DPU decisions relating to changes in the calculation of reliability measures for the duration and frequency of service interruptions. On September 25, 2008, the DPU issued an order clarifying these requirements, and NSTAR Electric will file recalculated benchmarks in 2009.

On February 29, 2008, NSTAR Electric and NSTAR Gas filed their 2007 Service Quality Reports with the DPU that demonstrated the Companies achieved sufficient levels of performance. The NSTAR Electric report did not include 2007 results for reliability measures for the duration and frequency of service interruptions due to the outstanding DPU decisions. The filed reports indicate that no penalty was assessable for 2007 for non-reliability measurements. On May 16, 2008, the DPU issued an order that approved the NSTAR Gas 2007 Service Quality Report, as filed. The September 2008 order clarified the outstanding issues pertaining to calculating reliability measures for the duration and frequency of service interruptions. NSTAR Electric will now file its 2007 Service Quality Report for reliability performance information in 2009.

In addition, the May and September 2008 DPU orders established new requirements for NSTAR Electric performance metrics related to poor performing circuits. These new performance metrics measure circuit performance over a three-year period that commenced on January 1, 2007. NSTAR Electric’s performance level has not been in a penalty position as of December 31, 2008. NSTAR Electric will not be able to determine its final performance related to SQI circuit performance measurements until the end of 2009.

On July 2, 2008, the Massachusetts Legislature passed the “Green Communities Act” (GCA), an energy policy legislation. Among other things, the GCA increased the potential maximum service quality performance penalties provision from 2% to 2.5% of total transmission and distribution revenues effective for the 2009 performance year.

2. Contractual Commitments

Leases

NSTAR has leases for facilities and equipment, including agreements for use of transmission facilities of other providers. The estimated minimum rental commitments under non-cancellable operating leases for the years after 2008 are as follows:

(in thousands)
2009	$17,062
2010	8,594
2011	7,834
2012	7,718
2013	7,299
Years thereafter	12,615

Total lease commitments	$61,122

NSTAR was notified by one of its lessors of vehicle fleet operating leases that the agreement will terminate on November 13, 2009. As a result, a $28 million one-time payment is anticipated to be made by November 13, 2009 to buyout of this agreement. This obligation is not included in the above schedule.

The total expense for both leases and transmission agreements was $26.7 million in 2008, $24.7 million in 2007, and $26.8 million in 2006, net of capitalized expenses of $2.6 million in 2008, $2.4 million in 2007, and $2.3 million in 2006.

Transmission

As a member of ISO-NE, NSTAR Electric is subject to the terms and conditions of the ISO-NE tariff through February 2010, as NSTAR Electric is obligated to remain a member through this period. NSTAR Electric is obligated to pay for regional network services through that period to support the pooled transmission facilities requirements of other New England transmission owners whose facilities are used by NSTAR Electric. These payments amounted to $134.6 million, $130.2 million, and $89.4 million in 2008, 2007 and 2006, respectively. This membership also obligates NSTAR Electric, along with other transmission owners and market participants, to fund a proportionate share of the RTO’s operating and capital expenditures.

Energy Commitments

NSTAR is currently recovering payments it is making to suppliers from its customers and has financial and performance assurances and financial guarantees in place with those suppliers to protect NSTAR from risk in the unlikely event any of its suppliers encounter financial difficulties or fail to maintain an investment grade credit rating. This condition principally relates to NSTAR Electric’s energy supply contract to provide Basic Service to its customers. In connection with certain of these agreements, in the event NSTAR Electric should receive a credit rating below investment grade, it would be required to obtain certain financial commitments, including but not limited to, letters of credit. Refer to Note M, “Contracts for the Purchase of Energy” for a further discussion.

The following represents NSTAR’s long-term energy related contractual commitments:

(in millions)	2009	2010	2011	2012	2013	Years Thereafter	Total
Electric capacity obligations	$2	$2	$2	$2	$3	$14	$25
Gas transportation and storage obligations	52	52	48	30	17	19	218
Purchase power buy-out obligations	142	140	75	32	27	72	488
Electric interconnection agreement	2	3	3	3	3	48	62

	$198	$197	$128	$67	$50	$153	$793

Electric capacity obligations represent remaining capacity costs of long-term contracts that reflect NSTAR Electric’s proportionate share of capital and fixed operating costs of certain generating units. These contracts expire in 2012 and 2019. In 2008 and 2007, these costs were attributed to 47.9 MW of capacity purchased. Energy costs are paid to generators based on a price per kWh actually received into NSTAR Electric’s distribution system and are in addition to the costs above.

Gas transportation and storage obligations represent agreements covering the transportation of natural gas and underground natural gas storage facilities that are recoverable from customers under the DPU-approved CGAC. These contracts expire at various times from 2009 through 2016.

Purchase power buy-out obligations represent the buy-out/restructuring agreements for contract termination costs that reduce the amount of above-market costs that NSTAR Electric will collect from its customers through its transition charges. These agreements require NSTAR Electric to make monthly payments through September, 2016.

The electric interconnection agreement relates to a single interconnection with a municipal utility for additional capacity into NSTAR Electric’s service territory.

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

NSTAR Electric collectively has an equity ownership of 14% in CY, 14% in YA, and 4% in MY, (collectively, the “Yankee Companies”). CY, YA and MY plant sites have been decommissioned in accordance with NRC procedures. Amended licenses continue to apply to the ISFSI’s where spent nuclear fuel is stored at these sites. CY, YA and MY remain responsible for the security and protection of the ISFSI and are required to maintain radiation monitoring programs at the sites.

The accounting for decommissioning and/or security or protection costs of these three decommissioned nuclear power plants involves estimates from Yankee Companies’ management and reflect total remaining costs of approximately $56 million to be incurred for CY, YA and MY. Changes in these estimates will not affect NSTAR’s results of operations or cash flows because these costs will be collected from customers through NSTAR Electric’s transition charge filings with the DPU.

Yankee Companies Spent Fuel Litigation

In October, 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation, in the amounts of $34.2 million, $32.9 million and $75.8 million for CY, YA and MY, respectively. This judgment in favor of these Yankee companies relates to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY. NSTAR Electric’s portion of the judgment amounts to $4.8 million, $4.6 million and $3 million, respectively. On December 4, 2006, the DOE filed its notice of appeal of the trial court’s decision. As a result, the Yankee Companies have not recognized the damage awards on their books, and therefore, NSTAR Electric has not recognized its portion. On December 14, 2007, the Yankee companies filed complaints against the DOE seeking damages from 2001 for CY and YA, and from 2002 for MY, through a future trial date. On August 7, 2008, a federal appeals court reversed and remanded the U.S. Court of Federal Claims judgment based on an error in the measurement of the award calculation. NSTAR cannot predict the ultimate outcome of this decision on appeal or the subsequent complaints. However, should NSTAR Electric ultimately prevail, proceeds received would be refunded to customers.

4. Financial and Performance Guarantees

On a limited basis, NSTAR and certain of its subsidiaries may enter into agreements providing financial assurance to third parties. Such agreements include letters of credit, surety bonds, and other guarantees.

At December 31, 2008, outstanding guarantees totaled $29.3 million as follows:

(in thousands)
Letter of Credit	$5,560
Surety Bonds	17,631
Hydro-Quebec Guarantees	6,075

Total Guarantees	$29,266

Letter of Credit

NSTAR has issued a $5.6 million letter of credit for the benefit of a third party, as trustee in connection with Advanced Energy System’s 6.924% Notes. The letter of credit is available if the subsidiary has insufficient funds to pay the debt service requirements. As of December 31, 2008, there have been no amounts drawn under its letter of credit.

Surety Bonds

As of December 31, 2008, certain of NSTAR’s subsidiaries have purchased a total of $1.4 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR and certain of its subsidiaries have purchased approximately $16.2 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR and certain of its subsidiaries to the Commonwealth of Massachusetts, required as part of the Company’s workers’ compensation self-insurance program. NSTAR and certain of its subsidiaries have indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR’s Senior Note rating to below BBB by S&P and/or to below Baa1 by Moody’s. These Indemnity Agreements cover both the performance surety bonds and workers’ compensation bonds.

Hydro-Quebec Guarantees

NSTAR and its subsidiaries have also issued approximately $6.1 million of residual value guarantees related to its equity interest in the Hydro-Quebec transmission companies.

5. Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of December 31, 2008 and 2007, NSTAR had a liability of approximately $0.8 million for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of December 31, 2008 and 2007, NSTAR had a liability of approximately $13.3 million and $10.1 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was identified as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as either additional sites are identified or NSTAR’s responsibilities for such sites evolve or are resolved. NSTAR’s ultimate liability for future environmental remediation costs may vary from these estimates. Based on NSTAR’s current assessment of its environmental responsibilities, existing legal requirements, and regulatory policies, NSTAR does not believe that these environmental remediation costs will have a material adverse effect on NSTAR’s consolidated results of operations, financial position, or cash flows.

6. Regulatory and Legal Proceedings

DPU Rate Settlement Agreement

The DPU approved a seven-year Rate Settlement Agreement (Rate Settlement Agreement) between NSTAR, the AG, and several interveners. For 2006, the Rate Settlement Agreement required NSTAR Electric to lower its transition rates by $20 million, effective January 1, 2006, and by an additional $30 million, effective May 1, 2006, from what would otherwise have been billed in 2006. Effective May 1, 2006, NSTAR Electric increased its distribution rates by $30 million. Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes annual inflation-adjusted distribution rate increases (SIP of 1.74%, 2.68%, and 2.64% effective January 1, 2009, 2008, and 2007, respectively). These increases are generally offset by an equal and corresponding reduction in transition rates. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge. The Rate Settlement Agreement implemented a 50%/50% earnings sharing mechanism based on NSTAR Electric’s distribution return on equity (excluding incentives) should it exceed 12.5% or fall below 8.5%. Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement encourages NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers. If NSTAR Electric’s efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs. Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers. The recovery of NSTAR Electric’s share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval. Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments. After these hearings, NSTAR Electric began discussions with the staff of the newly elected AG and a revised Settlement Agreement was executed on July 23, 2007. This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases. On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement. The DPU re-established a procedural schedule and final briefs were filed in early May 2008. Through December 31, 2008, $12.6 million has been collected from customers for the Wholesale Power Cost Savings Initiatives.

NSTAR is unable to predict the timing or ultimate outcome of this proceeding. In the event an adverse decision is issued, it would not have a material impact on the Company’s results of operations. However, such a decision could have an impact on future results of operations and cash flows.

DPU Safety and Reliability programs (CPSL)

As part of the 2005 rate settlement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these CPSL costs is subject to DPU review and approval. NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively. This includes incremental operations and maintenance and revenue requirements on capital investments. The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU. The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million. NSTAR anticipates filing with the DPU its final 2008 CPSL cost recovery reconciliation in the second quarter of 2009. NSTAR cannot predict the timing of these pending filings. Should an adverse decision be issued that would disallow CPSL cost recovery, it could have a material adverse impact to NSTAR’s results of operations, financial position, and cash flows.

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

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence. NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008. NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail. However, in the event that it does not, NSTAR Electric intends to pursue all legal options. As of December 31, 2008, the potential impact to earnings of eliminating the bad debt adder would be approximately $17 million, pre-tax. NSTAR cannot predict the timing of this proceeding.

Other

Annually, in the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on January 1 of the following year. These rate adjustments include a SIP rate factor and several other fully reconciling cost recovery items. Consistent with previous reconciliation filings, the 2008 filings include part actual/part forecast data for 2008 that NSTAR Electric will update early in 2009 with year-end data to allow a final investigation and reconciliation. There are several case years that remain outstanding at the DPU. These cases are pending decisions at the DPU and NSTAR cannot predict the timing or the ultimate outcome of these filings.

Wholesale Market and Transmission Changes

Regulatory Proceeding - FERC

On July 9, 2007, FERC approved NSTAR Electric’s 2007 proposed consolidated transmission rates as filed on February 14, 2007, subject to refund, pending the conclusion of subsequent proceedings. As a result of these proceedings, NSTAR Electric reached an agreement with the FERC staff, the AG, and a wholesale customer. A final Settlement Agreement was filed on March 12, 2008 and approved by the FERC on June 19, 2008. The implementation of this Settlement Agreement did not have an impact on the Company’s results of operations, financial position, or cash flows.

FERC Transmission ROE

Local Transmission Facilities

Effective retroactive to February 1, 2005, the FERC authorized, for the participating New England Transmission Owners, including NSTAR Electric, a base ROE on transmission facilities of 10.4%. This was increased to 11.14% effective on November 1, 2006. NSTAR earns this ROE on all local transmission facility investments.

Regional Transmission Facilities

The FERC also authorized a 50 basis point adder on regional facilities for joining a RTO effective February 1, 2005 (the RTO effective date). NSTAR joined ISO-New England on the RTO effective date, thereby qualifying for the adder. This brings the ROE on NSTAR’s regional transmission facilities to 10.9% for the period from February 1, 2005 to October 31, 2006, and 11.64% thereafter. Customers of the ISO-NE participants benefit from this order because it responds to the need to enhance the New England transmission grid to alleviate congestion costs and reliability concerns.

Additional Incentive Adders

Additional incentive adders are decided on a case by case basis according to FERC’s most recent national transmission incentive rules. The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities. New England projects that were included in ISO-NE’s regional system plan and went into service prior to December 31, 2008 qualified for a 100 basis point ROE adder. This 100 basis point adder, when combined with the FERC’s approved ROEs described above, results in a 12.64% ROE for qualified regional investments. The incentive is intended to promote and accelerate investment in transmission projects that can significantly reduce congestion costs and enhance reliability in the region. NSTAR’s 345 kV Transmission Project, among others, has received this additional incentive adder.

Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows or financial condition.

Report of Independent Registered Public Accounting Firm

To Shareholders and Trustees of NSTAR:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NSTAR and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 9, 2009

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, NSTAR management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the Interpretive Guidance issued by the SEC in Release 34-55929. Based on this evaluation, NSTAR management has evaluated and concluded that NSTAR’s internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which appears on page 89.

Item 9B.	Other Information

None

Part III

The information required by Part III (Items 10(a), 11, 12, 13, and 14) will be included in NSTAR’s 2009 Proxy Statement (as specified below) to be filed in connection with the Annual Meeting of Shareholders to be held on April 30, 2009 and is incorporated herein by reference. NSTAR’s Proxy Statement will be filed with the Securities and Exchange Commission on or about March 13, 2009.

Item 10.	Trustees, Executive Officers and Corporate Governance

The information with respect to Trustees of NSTAR, information with respect to compliance with the reporting obligations under Section 16(a) of the Exchange Act, information concerning NSTAR’s code of ethics applicable to senior management, information on NSTAR’s compliance with corporate governance regulations, and information on NSTAR’s Board of Trustees’ Audit Committee, is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 30, 2009 under the captions “Information about the NSTAR Board, Nominees and Incumbent Trustees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Governance of the Company.” Information regarding NSTAR’s executive officers found in the section captioned “Executive Officers of the Registrant” in Item 4A of Part 1 of this Report is also incorporated herein by reference into this Item 10.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Executive Compensation,” including NSTAR’s “Compensation Discussion and Analysis” and “Executive Personnel Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans located in Item 5, Section (d) of Part II hereof is also incorporated by reference into this Item 12. Other information required by this Item is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders under the captions “2008 Trustee Compensation,” “Beneficial Ownership Table,” and “Potential Payments Upon Termination or Change in Control.”

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The information required by this Item is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders under the captions “Governance of the Company - Board Independence” and “NSTAR Policy on Related Persons Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from disclosures contained in NSTAR’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Audit and Related Fees.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1.	Financial Statements:

Page
Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006	50
Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007, and 2006	51
Consolidated Statements of Retained Earnings for the years ended December 31, 2008, 2007, and 2006	51
Consolidated Balance Sheets as of December 31, 2008 and 2007	52-53
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	54
Notes to Consolidated Financial Statements	55
Selected Quarterly Consolidated Financial Data (Unaudited)	18
Report of Independent Registered Public Accounting Firm	89

2. Financial Statement Schedules:

Schedule I - Condensed Parent Company Financial Statements For the years ended December 31, 2008, 2007, and 2006	97
Schedule II - Valuation and Qualifying Accounts For the years ended December 31, 2008, 2007, and 2006	100

3. Exhibits:

Refer to the exhibits listing beginning below.

Incorporated herein by reference unless designated otherwise:

NSTAR and its subsidiaries

Exhibit 3	Articles of Incorporation and By-Laws

3.1	Declaration of Trust of NSTAR (dated as of April 20, 1999, as amended April 28, 2005) (NSTAR Form 10-Q for the quarter ended June 30, 2005, File No. 001-14768)

3.2	Bylaws of NSTAR (Annex E to the Joint Proxy Statement/Prospectus, which forms part of the Registration Statement on Form S-4 of NSTAR (File No. 333-78285))

3.3	NSTAR Electric Company, f.k.a. Boston Edison Company, Restated Articles of Organization (Form 10-Q for the quarter ended June 30, 1994, File No. 001-02301)

3.4	NSTAR Electric Company, f.k.a. Boston Edison Company, Bylaws dated April 19, 1977, as amended January 22, 1987, January 28, 1988, May 24, 1988, November 22, 1989, July 22, 1999, September 20, 1999, and January 2, 2007 (Form 10-K for the year ended December 31, 2007, File No. 001-02301)

Exhibit 4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Indenture dated as of January 12, 2000 between NSTAR and Bank One Trust Company N.A. (Exhibit 4.1 to NSTAR Registration Statement on Form S-3, File No. 333-94735)

4.2	Votes of the Board of Trustees of NSTAR, dated January 27, 2000, supplementing the Indenture dated as of January 12, 2000 between NSTAR and Bank One Trust Company N. A. (NSTAR Form 10-K for the year ended December 31, 2002, File No. 001-14768)

4.3	Votes of the Board of Trustees of NSTAR, dated September 28, 2000 supplementing the Indenture dated as of January 12, 2000 between NSTAR and Bank One Trust Company N. A. (NSTAR Form 10-K for the year ended December 31, 2002, File No. 001-14768)

4.4	Indenture between Boston Edison Company and the Bank of New York (as successor to Bank of Montreal Trust Company)(Form 10-Q for the quarter ended September 30, 1988, File No. 001-02301)

4.5	Votes of the Pricing Committee of the Board of Directors of Boston Edison Company taken May 10, 1995 re 7.80% debentures due May 15, 2010 (Form 10-K for the year ended December 31, 1995, File No. 001-02301)

4.6	Votes of the Board of Directors of Boston Edison Company taken October 8, 2002 re $500 million aggregate principal amount of unsecured debentures ($400 million, 4.875% due in 2012 and $100 million, Floating rate due in 2005) (Form 8-K dated October 11, 2002, File No. 001-02301)

4.7	A Form of 4.875% Debenture Due April 15, 2014 (Boston Edison Company Form 8-K (Exh. 4.3) dated April 15, 2004, File No. 001-02301)

4.8	A Form of 5.75% Debenture Due March 15, 2036 (Boston Edison Company Form 8-K (Exh. 99.2) dated March 17, 2006, File No. 001-02301)

4.9	A Form of 5.625% Debenture Due November 15, 2017 (NSTAR Electric Company Form 8-K (Exh. 99.2) dated November 20, 2007, File No. 001-02301)

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of NSTAR and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibit 10	Material Contracts

Management, Executive Officers and Trustees Agreements

10.1	NSTAR Excess Benefit Plan, effective August 25, 1999 (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 001-14768)

10.1.1	NSTAR Excess Benefit Plan, incorporating the NSTAR 409A Excess Benefit Plan, as amended and restated effective January 1, 2008, dated December 24, 2008 (filed herewith)

10.2	NSTAR Supplemental Executive Retirement Plan, effective August 25, 1999 (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 001-14768)

10.2.1	NSTAR Supplemental Executive Retirement Plan, incorporating the NSTAR 409A Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008, dated December 24, 2008 (filed herewith)

10.3	Special Supplemental Executive Retirement Agreement between Boston Edison Company and Thomas J. May dated March 13, 1999, regarding Key Executive Benefit Plan and Supplemental Executive Retirement Plan (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 001-14768)

10.4	Executive Retirement Plan Agreement between NSTAR and Werner J. Schweiger dated as of February 25, 2002, regarding Supplemental Executive Retirement Plan (NSTAR Form 10-K for the year ended December 31, 2004, File No. 001-14768)

10.4.1	Executive Retirement Plan Agreement, as amended and restated effective January 1, 2008, between NSTAR and Werner J. Schweiger, in connection with Section 409A of the IRS Code of 1986, as amended, dated December 24, 2008 (filed herewith)

10.5	Amended and Restated Change in Control Agreement by and between NSTAR and Thomas J. May dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.6	NSTAR Deferred Compensation Plan, (Restated Effective August 25, 1999) (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 001-14768)

10.6.1	NSTAR Deferred Compensation Plan, incorporating the NSTAR 409A Deferred Compensation Plan, as amended and restated effective January 1, 2008, dated December 24, 2008 (filed herewith)

10.7	NSTAR 1997 Share Incentive Plan, as amended June 30, 1999 and assumed by NSTAR effective August 28, 2000 (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 001-14768)

10.7.1	NSTAR 1997 Share Incentive Plan, as amended January 24, 2002 (NSTAR Form 10-K for the year ended December 31, 2002, File No. 001-14768)

10.8	NSTAR 2007 Long Term Incentive Plan, effective May 3, 2007 (NSTAR Form 8-K dated May 3, 2007, File No. 001-14768)

10.8.1	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Thomas J. May, dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.2	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and James J. Judge, dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.3	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Douglas S. Horan, dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.4	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Joseph R. Nolan, Jr., dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.5	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Werner J. Schweiger, dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.6	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan by and between NSTAR and NSTAR’s other Senior Vice Presidents and Vice Presidents, dated January 24, 2008 (in form) (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.9	Amended and Restated Change in Control Agreement by and between James J. Judge and NSTAR, dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.10	NSTAR Trustees’ Deferred Plan (Restated Effective August 25, 1999), dated October 20, 2000 (NSTAR Form 10-Q for the quarter ended September 30, 2000, File No. 001-14768)

10.10.1	NSTAR Trustees’ Deferred Plan, incorporating the 409A Trustees’ Deferred Plan, effective January 1, 2008, dated December 24, 2008 (filed herewith)

10.11	Master Trust Agreement between NSTAR and State Street Bank and Trust Company (Rabbi Trust), effective August 25, 1999 (NSTAR Form 10-Q for the quarter ended September 30, 2000, File No. 001-14768)

10.12	Amended and Restated Change in Control Agreement by and between Douglas S. Horan and NSTAR, dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.13	Amended and Restated Change in Control Agreement by and between Joseph R. Nolan, Jr. and NSTAR, dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.14	Amended and Restated Change in Control Agreement by and between Werner J. Schweiger and NSTAR, dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.15	Amended and Restated Change in Control Agreement by and between NSTAR’s other Senior Vice Presidents and NSTAR (in form), dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.16	Amended and Restated Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form), dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.17	Amended and Restated NSTAR Annual Incentive Plan as of January 1, 2003 (NSTAR Form 10-K for the year ended December 31, 2004, File No. 001-14768)

Power Purchase Agreements

10.18	Amended and Restated Power Purchase Agreement (NEA A PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.19	Amended and Restated Power Purchase Agreement (NEA B PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.20	Amended and Restated Power Purchase Agreement (CECO 1 PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.21	Amended and Restated Power Purchase Agreement (CECO 2 PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.22	The Bellingham Execution Agreement, dated August 19, 2004 between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.23	Purchase and Sale Agreement, dated June 23, 2004, between NSTAR Electric and Transcanada Energy Ltd. (Ocean State Power Contract) (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

Transmission Agreements

10.24	Second Restated NEPOOL Agreement among NSTAR Electric and various other electric utilities operating in New England, dated August 16, 2004 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.25	Transmission Operating Agreement among NSTAR Electric and various other electric transmission providers in New England and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.26	Market Participants Service Agreement among NSTAR Electric, various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.27	Rate Design and Funds Disbursement Agreement among NSTAR Electric and various other electric transmission providers in New England, dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.28	Participants Agreement among NSTAR Electric, various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2006, File No. 001-14768)

Exhibit 21	Subsidiaries of the Registrant

21.1	(filed herewith)

Exhibit 23	Consent of Independent Registered Public Accounting Firm

23.1	(filed herewith)

Exhibit 31	Rule 13a-15/15d-15(e) Certifications

31.1	Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Section 1350 Certifications

32.1	Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 99	Additional Exhibits

99.1	Annual Reports on Form 11-K for certain employee savings plans for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, as dated June 25, 2008, June 25, 2007, June 27, 2006, June 28, 2005, and June 25, 2004, respectively, (File No. 001-14768)

99.2	MDTE Order approving Rate Settlement Agreement dated December 31, 2005 (NSTAR Form 8-K for the event reported December 30, 2005, dated January 4, 2006, File No. 001-14768)

SCHEDULE I

CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

NSTAR (Holding Company)

Condensed Balance Sheets

	December 31,
	2008	2007
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$399	$825
Notes receivable - subsidiary companies	93,350	1,300
Other	6,214	4,086

Other assets:
Receivable - subsidiary companies	86,579	87,130
Investment in subsidiaries	2,315,369	2,142,919
Other investments	18,090	25,140
Accumulated deferred income taxes	4,906	5,184
Other deferred debits	793	1,272

Total assets	$2,525,700	$2,267,856

Capitalization and Liabilities
Current liabilities:
Notes payable	$175,000	$4,000
Accrued interest	15,563	15,563
Dividends payable	40,053	37,383
Other	181	46

Other liabilities:
Long-term debt	499,754	499,536
Other deferred credits	6,994	7,513

Common Equity:
Common shares	106,808	106,808
Premium on common shares	818,601	818,674
Retained earnings	876,271	790,926
Accumulated other comprehensive loss	(13,525)	(12,593)

Total capitalization and liabilities	$2,525,700	$2,267,856

The accompanying notes are an integral part of the condensed financial statements.

NSTAR (Holding Company)

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Operating expenses
Administrative, general and other	$4,354	$4,242	$4,114

Operating loss	(4,354)	(4,242)	(4,114)

Other income (deductions)	2,247	691	2,317
Earnings from investments in subsidiaries	264,102	250,750	237,197
Interest expense	(44,214)	(46,561)	(49,833)

Income before income taxes	217,781	200,638	185,567
Income tax benefits	19,766	20,877	21,207

Net income	237,547	221,515	206,774
Other comprehensive income, net:
Pension and postretirement costs	(1,585)	(867)	(725)
Deferred income taxes benefit	653	292	284

Comprehensive income	$236,615	$220,940	$206,333

The accompanying notes are an integral part of the condensed financial statements.

NSTAR (Holding Company)

Condensed Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$70,866	$198,174	$141,369

Cash flows from investing activities:
Net change in notes receivable	(92,050)	600	12,050
Investments	5,285	(469)	1,017

Net cash (used in) provided by investing activities	(86,765)	131	13,067

Cash flows from financing activities:
Net change in notes payable	171,000	(49,500)	(12,500)
Dividends paid	(149,532)	(138,851)	(129,239)
Cash received for exercise of equity options	4,846	10,948	17,383
Cash used to settle equity compensation	(11,585)	(23,247)	(33,488)
Windfall tax effect of settlement of equity compensation	744	2,538	3,961

Net cash provided by (used in) financing activities	15,473	(198,112)	(153,883)

Net (decrease) increase in cash and cash equivalents	(426)	193	553
Cash and cash equivalents at the beginning of the year	825	632	79

Cash and cash equivalents at the end of the year	$399	$825	$632

The accompanying notes are an integral part of the condensed financial statements.

NSTAR (Holding Company)

Notes to Condensed Financial Statements

1. Basis of Presentation

NSTAR (Holding Company) on a stand alone basis has accounted for its wholly-owned subsidiaries using the equity method basis of accounting. These financial statements are presented on a condensed basis. Additional disclosures relating to the Holding Company financial statements are included under the accompanying NSTAR Notes to Consolidated Financial Statements, and are incorporated herein by reference.

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

3. Notes Payable

NSTAR (Holding Company) currently has a $175 million revolving credit agreement that expires December 31, 2012. At December 31, 2008 and 2007, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a back up to NSTAR’s $175 million commercial paper program that, at December 31, 2008 and 2007, had $175 million and $4 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio and was in compliance with this ratio at December 31, 2008 and 2007. Commitment fees must be paid on the total agreement amount.

4. Long-Term Debt

NSTAR (Holding Company) had $500 million of 8% Notes outstanding as of December 31, 2008 and 2007. These Notes will mature and are due in February 2010.

Refer to Note J of the NSTAR Consolidated Financial Statements for a description and details of the Holding Company long-term debt.

5. Equity Transactions

NSTAR (Holding Company) received $85.6 million, $208.3 million, and $125.2 million of cash dividends from subsidiaries during 2008, 2007, and 2006, respectively. NSTAR also received returned capital of $5.7 million, $3.9 million, and $5.6 million from subsidiaries during 2008, 2007, and 2006, respectively.

6. Commitments, Contingencies and Guarantees

Refer to Note N of the NSTAR Consolidated Financial Statements for a description of any material commitments, contingencies or guarantees of the Holding Company.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands)

		Additions
Description	Balance at Beginning of Year	Provisions Charged to Operations	Recoveries	Deductions Accounts Written Off	Balance At End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2008	$29,426	$37,074	$4,442	$38,083	$32,859
Year Ended December 31, 2007	$27,240	$36,490	$4,780	$39,084	$29,426
Year Ended December 31, 2006	$24,504	$31,552	$7,277	$36,093	$27,240

FORM 10-K	NSTAR	DECEMBER 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR
(Registrant)

Date: February 9, 2009	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 9th day of February 2009.

Signature	Title

/s/ THOMAS J. MAY Thomas J. May	Chairman, President, Chief Executive Officer and Trustee

/s/ JAMES J. JUDGE James J. Judge	Senior Vice President, Treasurer and Chief Financial Officer

/s/ G. L. COUNTRYMAN Gary L. Countryman	Trustee

/s/ DANIEL DENNIS Daniel Dennis	Trustee

/s/ THOMAS G. DIGNAN, JR. Thomas G. Dignan, Jr.	Trustee

/s/ CHARLES K. GIFFORD Charles K. Gifford	Trustee

/s/ MATINA S. HORNER Matina S. Horner	Trustee

/s/ PAUL LA CAMERA Paul A. La Camera	Trustee

/s/ SHERRY H. PENNEY Sherry H. Penney	Trustee

/s/ WILLIAM C. VAN FAASEN William C. Van Faasen	Trustee

/s/ G. L. WILSON Gerald L. Wilson	Trustee