Form 10-Q
period 2009-03-31
NSTAR/MA
filed 2009-05-05
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]	Yes	[ ]	No

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

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1 per share, as of April 30, 2009.

NSTAR

Form 10-Q

Quarterly Period Ended March 31, 2009

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements (unaudited):
	Consolidated Statements of Income	4
	Consolidated Statements of Retained Earnings	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Balance Sheets	6 - 7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9 – 18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 31
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	31
Item 4.	Controls and Procedures	32

Part II. Other Information:
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6.	Exhibits	33

Signature		34

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

	Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q, and 8-K reports, proxy statements, and other information with the SEC.  You may access materials free of charge NSTAR has filed with the SEC on NSTAR’s website at: www.nstar.com:  Select "Investor Relations" and "Financial Information" or on the SEC’s website at www.sec.gov.  Copies of NSTAR’s SEC filings may also be obtained free of charge by writing to NSTAR’s Investor Relations Department at the address on the cover of this Form 10-Q or by calling 781-441-8338.

In addition, NSTAR’s Board of Trustees has several committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee and a Board Governance and Nominating Committee.  The Board of Trustees also has a standing Executive Committee.  The Board of Trustees has adopted the NSTAR Board of Trustees Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, and a Code of Ethics and Business Conduct for Trustees, Officers and Employees ("Code of Conduct").  NSTAR intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Office or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, on Form 8-K, within four business days following the date of such amendment or waiver.  NSTAR’s Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR’s executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR’s website at: www.nstar.com:  Select "Investor Relations" and “Company Information."

The certifications of NSTAR's Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Quarterly Report on Form 10-Q as Exhibits 31.1, 31.2, 32.1, and 32.2.

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
Unregulated operations	Represents non rate-regulated operations of AES, NSTAR Com, and Hopkinton
Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DOE	U. S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	U. S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U. S. Securities and Exchange Commission
Other
AFUDC	Allowance for Funds Used During Construction
BBtu	Billions of British thermal units
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
DSM	Demand-Side Management
EPS	Earnings Per Common Share
GAAP	Generally Accepted Accounting Principles in the United States of America
LDAC	Local Distribution Adjustment Clause
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MWh	Megawatthour (equal to one million watthours)
PAM	Pension Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method

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
•

changes to prevailing local, state, and federal governmental policies and regulatory actions (including those of the DPU and the FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets and energy costs, financings, municipalization, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies, and changes in and compliance with environmental and safety laws and policies

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities
•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs
•	weather conditions that directly influence the demand for electricity and natural gas
•	impact of continued cost control processes on operating results
•	ability to maintain current credit ratings
•	impact of uninsured losses
•	impact of adverse union contract negotiations
•	damage from major storms
•	impact of conservation measures and self-generation by our customers
•	changes in financial accounting and reporting standards
•	changes in hazardous waste site conditions and the cleanup technology
•	prices and availability of operating supplies
•	impact of terrorist acts and cyber-attacks, and
•	impact of service quality performance measures

Any forward-looking statement speaks only as of the date of this filing and NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult all further disclosures NSTAR makes in its filings to the SEC.  Other factors in addition to those listed here could also adversely affect NSTAR.  This Quarterly Report also describes material contingencies and critical accounting policies and estimates in the accompanying Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and in the accompanying Notes to Consolidated Financial Statements and NSTAR encourages a review of these items.

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Operating revenues	$947,789	$895,581

Operating expenses:
Purchased power and transmission	397,886	346,848
Cost of gas sold	157,078	162,566
Operations and maintenance	110,018	112,328
Depreciation and amortization	101,284	99,214
DSM and renewable energy programs	19,170	18,300
Property and other taxes	29,891	27,014
Income taxes	35,908	33,886
Total operating expenses	851,235	800,156

Operating income	96,554	95,425

Other income (deductions):
Other income, net	963	4,090
Other deductions, net	(356)	(334)
Total other income, net	607	3,756

Interest charges (income):
Long-term debt	33,941	33,387
Transition property securitization	5,843	7,981
Short-term debt and other, net	(4,012)	(1,473)
AFUDC	(137)	(440)
Total interest charges	35,635	39,455

Net income	61,526	59,726
Less: Preferred stock dividends of subsidiary to the noncontrolling interest	490	490
Net income attributable to common shareholders	$61,036	$59,236

Weighted average common shares outstanding:
Basic	106,808	106,808
Diluted	107,016	107,008

Earnings per common share:
Basic and Diluted	$0.57	$0.55

Dividends declared per common share	$0.375	$0.35

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Balance at the beginning of the period	$876,271	$790,926
Add:
Net income	61,526	59,726
Subtotal	937,797	850,652

Deduct:
Dividends declared:
Common shares	40,053	37,383
Preferred stock dividends of subsidiary to noncontrolling interest	490	490
	40,543	37,873

Balance at the end of the period	$897,254	$812,779

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Net income	$61,526	$59,726

Other comprehensive income, net:
Pension and postretirement benefits costs	381	478
Deferred income tax expense	(156)	(186)
Total other comprehensive income, net	225	292

Comprehensive income	61,751	60,018
Comprehensive income attributable to the noncontrolling interest – preferred stock dividends of subsidiary	490	490

Comprehensive income attributable to NSTAR	$61,261	$59,528

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2009	2008
Assets
Utility plant:
Electric and gas plant in service, at original cost	$5,738,815	$5,694,537
Less: accumulated depreciation	1,437,344	1,418,429
	4,301,471	4,276,108
Construction work in progress	128,185	122,294
Net utility plant	4,429,656	4,398,402

Other property and investments:
Nonutility property, net	137,907	139,764
Electric equity investments	6,459	6,701
Other investments	72,388	72,475
	216,754	218,940

Current assets:
Cash and cash equivalents	34,485	21,984
Restricted cash	10,857	9,581
Accounts receivable, net of allowance of $35,612 and $32,859, respectively	384,469	332,465
Accrued unbilled revenues	48,154	61,892
Regulatory assets	355,032	439,914
Inventory, at average cost	57,361	93,684
Refundable income taxes	129,120	129,120
Other	33,599	32,721
	1,053,077	1,121,361

Deferred debits:
Regulatory assets	2,408,708	2,466,018
Other	66,222	64,768
	2,474,930	2,530,786

Total assets	$8,174,417	$8,269,489

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31,	December 31,
	2009	2008
Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share, 200,000,000
shares authorized, 106,808,376 issued and outstanding	$106,808	$106,808
Premium on common shares	819,746	818,601
Retained earnings	897,254	876,271
Accumulated other comprehensive loss	(13,302)	(13,525)
Total common equity	1,810,506	1,788,155

Noncontrolling interest – preferred stock of subsidiary	43,000	43,000

Long-term debt:
Long-term debt	1,616,047	2,012,467
Transition property securitization	252,928	331,209
	1,868,975	2,343,676

Current liabilities:
Long-term debt	505,115	5,444
Transition property securitization	134,849	92,580
Notes payable	442,100	582,883
Income taxes	85,983	87,880
Accounts payable	269,935	291,012
Power contract obligations	139,434	155,815
Accrued interest	35,243	31,073
Dividends payable	40,380	40,380
Accrued expenses	12,511	19,251
Other	83,956	88,664
	1,749,506	1,394,982

Deferred credits:
Accumulated deferred income taxes	1,154,104	1,130,437
Power contract obligations	314,127	345,993
Pension and other postretirement liability	760,229	749,774
Regulatory liability - cost of removal	267,773	264,959
Other	206,197	208,513
	2,702,430	2,699,676

Commitments and contingencies

Total capitalization and liabilities	$8,174,417	$8,269,489

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$61,526	$59,726
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	102,836	100,939
Deferred income taxes	(3,071)	2,648
Noncash stock-based compensation	2,654	2,686
Net changes in:
Accounts receivable and accrued unbilled revenues	(38,266)	(26,851)
Inventory, at average cost	36,323	57,723
Other current assets	(636)	(6,449)
Accounts payable	14,904	2,746
Accrued expenses	(6,740)	(5,055)
Other current liabilities	15,693	20,120
Regulatory assets	76,181	45,278
Long-term power contract obligations	(48,247)	(52,523)
Net change from other miscellaneous operating activities	29,592	854
Net cash provided by operating activities	242,749	201,842

Investing activities:
Plant expenditures (including AFUDC)	(108,185)	(107,998)
Increase in restricted cash	(1,276)	(11,961)
Proceeds from sale of property	1,995	-
Net change in other investment activities	(494)	212
Net cash used in investing activities	(107,960)	(119,747)

Financing activities:
Long-term debt redemptions	(1,638)	(1,519)
Transition property securitization redemptions	(36,012)	(39,669)
Issuance of long-term debt	100,000	-
Premium on issuance of long-term debt	4,553	-
Debt issue costs	(693)	-
Net change in notes payable	(140,783)	100
Change in disbursement accounts	(6,050)	(9,162)
Common share dividends paid	(40,053)	(37,383)
Preferred stock dividends of subsidiary to noncontrolling interest	(490)	(490)
Cash received for exercise of equity compensation	1,046	163
Cash used to settle equity compensation	(2,360)	(247)
Windfall tax effect of settlement of equity compensation	192	-
Net cash used in financing activities	(122,288)	(88,207)
Net increase (decrease) in cash and cash equivalents	12,501	(6,112)
Cash and cash equivalents at the beginning of the year	21,984	34,121
Cash and cash equivalents at the end of the period	$34,485	$28,009

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$35,517	$41,441
Income taxes	$14,401	$14,138
Non-cash investing activity:
Plant expenditures included in ending accounts payable	$22,428	$13,508

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR's 2008 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business.  The Company serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's retail electric and natural gas transmission and distribution utility subsidiaries are NSTAR Electric and NSTAR Gas, respectively.  Reference in this report to "NSTAR" shall mean the registrant NSTAR or NSTAR and its subsidiaries as the context requires.  NSTAR also has ownership and is engaged in unregulated operations.

2.  Basis of Consolidation and Accounting

The accompanying consolidated financial information presented as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 has been prepared from NSTAR's books and records without audit by an independent registered public accounting firm.  However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q.  Financial information as of December 31, 2008 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP.  In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included.  Certain immaterial reclassifications have been made to prior period amounts to conform to the current period’s presentation.

NSTAR's utility subsidiaries follow accounting policies prescribed by the FERC and the DPU.  In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the SEC. NSTAR's utility subsidiaries are subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).  The application of SFAS 71 results in differences in the timing of recognition of certain revenues and expenses from those of other businesses and industries.  The distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meet the criteria for application of SFAS 71.

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

The results of operations for the three-month periods ended March 31, 2009 and 2008 are not indicative of the results that may be expected for an entire year.  The demand for electricity and natural gas is affected by weather conditions, as well as consumer conservation behavior.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Pension and Postretirement Benefits Other Than Pensions (PBOP) Plans

NSTAR’s net periodic Pension Plan and PBOP Plan benefit costs for the first quarter are based on the latest available participant census data.  An annual actuarial valuation will be completed during the second quarter, and cost estimates will be adjusted based on the actual actuarial study results.

NSTAR’s Pension Plan and PBOP Plan assets, which partially consist of equity investments, have been affected by recent declines in the equity markets.  Periodic pension and postretirement benefit costs for 2009 have increased over 2008 primarily due to the decline in the Plans investment values during 2008.  Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans.  The earnings impact of increased Pension and PBOP costs is mitigated by NSTAR’s DPU-approved Pension and PBOP rate adjustment mechanism (PAM).

Pension

NSTAR provides a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  During the three months ended March 31, 2009, NSTAR did not contribute to the Plan as the first quarter funding requirement was met in December 2008.  A contribution of $5.7 million was made in April 2009.  NSTAR currently anticipates contributing an additional $19.3 million to the Plan during the remainder of 2009.  However, the actual level of funding may increase depending on the Plan’s performance during the year.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2009	2008
Service cost	$5.7	$5.5
Interest cost	16.1	16.0
Expected return on Plan assets	(14.3)	(21.4)
Amortization of prior service cost	(0.2)	0.1
Recognized actuarial loss	13.5	4.0
Net periodic pension benefit cost	$20.8	$4.2

Other Postretirement Benefits

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute for postretirement benefits.  During the three months ended March 31, 2009, NSTAR contributed $2.7 million to this plan and anticipates contributing approximately $27.3 million over the remainder of 2009 toward these benefits.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2009	2008
Service cost	$1.6	$1.6
Interest cost	9.4	9.1
Expected return on Plan assets	(4.4)	(7.2)
Amortization of prior service cost	(0.4)	(0.4)
Amortization of transition obligation	0.2	0.2
Recognized actuarial loss	5.1	2.0
Net periodic postretirement benefit cost	$11.5	$5.3

4.  Noncontrolling Interest – Cumulative Non-Mandatory Redeemable Preferred Stock of Subsidiary

NSTAR Electric has two outstanding series of non-mandatory redeemable preferred stock.  Both series are part of a class of NSTAR Electric’s Cumulative Preferred Stock.  Upon any liquidation of NSTAR Electric, holders of the Cumulative Preferred Stock are entitled to receive the liquidation preference for their shares before any distribution to the holder of the common stock.  The liquidation preference for each outstanding series of Cumulative Preferred Stock is equal to the par value ($100 per share) plus accrued and unpaid dividends.

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)

Series	Current Shares Outstanding	Redemption Price/Share	March 31, 2009	December 31, 2008
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000
Total non-mandatory redeemable series			$43,000	$43,000

During the year ended December 31, 2008 and during the three months ended March 31, 2009, there were no changes in the noncontrolling interest of NSTAR Electric.

SFAS No. 160

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160) clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective and was applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented.  The adoption of SFAS 160 requires NSTAR to reflect NSTAR Electric’s noncontrolling interest preferred stock as noncontrolling interest of a subsidiary in the accompanying Consolidated Balance Sheets outside of permanent equity.  Each of the two preferred stock series contains provisions relating to non-payment of preferred dividends that could potentially result in the preferred shareholders being granted the majority control of the Board of Directors of NSTAR Electric until all preferred dividends are paid.  As a result, the preferred stock has not been classified within permanent equity.  The dividends on NSTAR Electric’s preferred stock to the noncontrolling interest are reflected separately after net income and before net income attributable to common shareholders on the accompanying Consolidated Statements of Income.  The dividends are reported as comprehensive income attributable to the noncontrolling interest on the accompanying Consolidated Statements of Comprehensive Income.

5.  Short-Term Debt Interest Charges (Income), net

Major components of interest charges (income) related to short-term debt and other, net were as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Short-term debt	$690	$3,328
Regulatory assets	(5,048)	(4,132)
Income tax deficiencies	(798)	(1,536)
Other	1,144	867
Total short-term debt and other, net	$(4,012)	$(1,473)

Note B.  Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of March 31, 2009 and December 31, 2008, the estimated amount of the cost of removal included in regulatory liabilities was approximately $268 million and $265 million, respectively, and are reflected as “Deferred credits: Regulatory liability – cost of removal” on the accompanying Consolidated Balance Sheets.  These estimates are based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

NSTAR accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  NSTAR has determined that its electricity supply contracts qualify for, and NSTAR has elected, the normal purchases and sales exception.  As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets.  NSTAR Gas has only one significant gas supply contract.  This contract is an all-requirements portfolio asset management contract that expires in October 2009.  This contract contains market based pricing terms and, therefore, no financial statement adjustments would be required.  Gas supply costs incurred related to this contract were $93 million for each of the three month periods ended March 31, 2009 and 2008, respectively, and have been recorded to Cost of gas sold on the accompanying Consolidated Statements of Income.  Refer to the accompanying Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

      Gas Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure gas supply. These contracts qualify as derivative financial instruments under SFAS 133, as amended by SFAS 149.  Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date.  All actual costs incurred or benefits realized are included in the CGAC of NSTAR Gas.  As a result, NSTAR Gas records an offsetting regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income.  Currently, these derivative contracts extend through April 2010.  The presentation of the asset or liability positions and settlements of these hedge agreements during the period in the accompanying Consolidated Financial Statements are as follows:

     SFAS No. 161

NSTAR adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161) effective January 1, 2009.  The following disclosures relate to the implementation of SFAS 161, and summarize the fair value of NSTAR Gas’ hedging agreements and related settlements:

(in thousands)	March 31, 2009	December 31, 2008
Gas Hedging Agreements
Balance Sheet Account:
Current liabilities – power contract obligations	$14,147	$32,275
Deferred credits – power contract obligations	590	600
Total potential liability for derivative instruments	$14,737	$32,875

	Amount of Gain or (Loss) Recognized Three Months Ended March 31,
Settlement of gas hedging agreements	2009	2008
Consolidated Statement of Income Account:
Increase to Cost of gas sold	$(31,416)	$(4,574)
Recognition of revenues reflecting recovery of costs from customers	31,416	4,574
Net earnings impact	$-	$-

As of March 31, 2009, these gas hedging agreements, representing five individual contracts, hedged approximately 6,000 BBtu.  The settlement of these contracts may have a short-term cash flow impact but over the long-term any such effects are negated by a regulatory recovery mechanism for those costs.

Potential counterparty credit risk is minimized by collateral requirements as specified in credit support agreements to the contracts that are based on the credit rating of the counterparty and the fair value exposure under the contract’s term.  In the event of a downgrade in the credit rating of either party, these agreements may require that party to immediately collateralize, by either cash payment, letter of credit, or other qualifying security instrument, any exposure that exists for obligations in excess of specified threshold amounts.

NSTAR Gas is also subject to this credit risk-related contingent feature.  Based on market conditions at the time of a downgrade, NSTAR Gas could be required to post collateral in an amount that could be less or more than the amounts specified above.  As of March 31, 2009, NSTAR Gas has an A+ Standard & Poors Credit rating.  Collateral obligations are required in the event of a downgrade below an A rating by Standard & Poors.  Based on NSTAR Gas’ liability position with its gas hedge contract counterparties as of March 31, 2009, should NSTAR Gas’ credit rating be downgraded the following collateral obligations would result:

	Level Below
	Current	Incremental	Cumulative
Credit Ratings Downgraded to:	Rating	Obligations	Obligations
(in thousands)
A-/A3	1	$ -	$ -
BBB+/Baa1	2	$ -	$ -
BBB/Baa2	3	$ 3,363	$ 3,363
BBB-/Baa3, or below investment grade	4	$ 11,374	$ 14,737

In addition, these agreements contain cross-default provisions that would allow NSTAR Gas and its counterparties to terminate and liquidate a gas hedge contract if either party is in default on other swap agreements with that same counterparty, or another unrelated agreement with that same counterparty in excess of stipulated threshold amounts.

Note D.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $28.7 million and $29.2 million and corresponding net increases in accumulated deferred income taxes were recorded as of March 31, 2009 and December 31, 2008, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2009 and the actual effective income tax rate for the year ended December 31, 2008:

	2009	2008
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4	5
Other	(2)	(2)
Effective tax rate	37%	38%

Uncertain Tax Positions

There were no changes to estimates of unrecognized tax benefits during the three-month period ended March 31, 2009.

Note E.  Earnings Per Common Share

Basic EPS is calculated by dividing net income, which includes a deduction for preferred dividends of a subsidiary, by the weighted average common shares outstanding during the respective period. Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares are increased to include the impact of potential (nonvested) shares and stock options granted, of its stock-based compensation, in accordance with NSTAR’s Long Term Incentive Plan.

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2009	2008
Net income attributable to common shareholders	$61,036	$59,236
Basic and Diluted EPS	$0.57	$0.55

Weighted average common shares outstanding for basic EPS	106,808	106,808
Effect of diluted shares:
Weighted average dilutive potential common shares	208	200
Weighted average common shares outstanding for diluted EPS	107,016	107,008

Note F.  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments are its traditional core businesses of electric and natural gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications, and liquefied natural gas service.  Amounts shown on the following table for the three-month periods ended March 31, 2009 and 2008 include the allocation of NSTAR's (Holding Company) results of operations (primarily interest costs) and assets to each business segment, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively.  The allocation of Holding Company charges is based on an indirect allocation of the Holding Company's investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended March 31,
2009
Operating revenues	$672,480	$232,141	$43,168	$947,789
Segment net income	$39,603	$16,421	$5,502	$61,526
2008
Operating revenues	$619,191	$234,657	$41,733	$895,581
Segment net income	$35,970	$18,703	$5,053	$59,726

Total assets
March 31, 2009	$7,176,709	$784,882	$212,826	$8,174,417
December 31, 2008	$7,214,780	$855,555	$199,154	$8,269,489

Note G.  Fair Value Measurement

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

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.  As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:
	March 31, 2009
(in millions)	Level 1	Level 2	Total
Assets:
Government Money Market Securities(a)	$19	$-	$19
Deferred Compensation Assets (b)	26	-	26
Investments (b)	13	-	13
Total	$58	$-	$58

Liabilities:
Gas Hedges (c)	$-	$15	$15
Total	$-	$15	$15

	December 31, 2008
	Level 1	Level 2	Total
Assets:
Government Money Market Securities(a)	$10	$-	$10
Deferred Compensation Assets (b)	27	-	27
Investments (b)	13	-	13
Total	$50	$-	$50

Liabilities:
Gas Hedges (c)	$-	$32	$32
Total	$-	$32	$32

(a)  -  Included in “Cash and cash equivalents” on the accompanying Consolidated Balance Sheets

(b)  -  Included in “Other investments” on the accompanying Consolidated Balance Sheets

(c)  -  Included in “Current liabilities: Other” and “Deferred credits: Power contract obligations” on  the          accompanying Consolidated Balance Sheets

Note H.  Long-Term Debt Issuance

On February 13, 2009, NSTAR Electric sold, at a premium, $100 million of fixed rate (5.625%) Debentures due November 15, 2017 (effective rate of 4.976%).  The Debentures form a single series and are fungible with NSTAR Electric’s 5.625% $300 million Debentures due November 15, 2017 issued on November 19, 2007.  This issuance completes an NSTAR Electric DPU approved financing plan to issue up to $400 million in debt securities.

Note I.  Commitments and Contingencies

1.  Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of March 31, 2009 and December 31, 2008, NSTAR had a liability of approximately $0.7 million and $0.8 million, respectively, for these environmental sites.  This estimated liability recorded is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if and to what extent such sites are contaminated and whether NSTAR Gas may be responsible to undertake remedial action.  The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of March 31, 2009 and December 31, 2008, NSTAR had a liability of approximately $13.3 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas has been identified as a potentially responsible party.  A corresponding regulatory asset has been recorded that reflects the future rate recovery for these costs.

Estimates related to environmental remediation costs are reviewed and adjusted as further investigation and assignment of responsibility occurs and as additional sites are identified or NSTAR's responsibilities for such sites evolve or are resolved.  NSTAR's ultimate liability for future environmental remediation costs may vary from these estimates.  Based on NSTAR's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR does not believe that these environmental remediation costs will have a material adverse effect on NSTAR's consolidated results of operations, financial position, or cash flows.

2.  Regulatory and Legal Proceedings

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the AG and a revised Settlement Agreement was executed on July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May 2008.  Through March 31, 2009, $14.2 million has been collected from customers for the Wholesale Power Cost Saving Initiatives.

NSTAR is unable to predict the timing or ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's results of operations.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval.  NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR anticipates filing with the DPU its final 2008 CPSL cost recovery reconciliation in the third quarter of 2009.  NSTAR cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued that would disallow a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR’s results of operations, financial position, and cash flows.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to recover the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of the Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allows NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU instructed NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric’s distribution rates would effectively eliminate the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in mid-2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of March 31, 2009, the potential impact to earnings of a disallowance of the bad debt adder would be approximately $18 million, pre-tax.  NSTAR cannot predict the timing of this proceeding.

Service Quality Indicators

On March 1, 2007 and on February 29, 2008, NSTAR Electric filed its 2006 and 2007 Service Quality Reports with the DPU that demonstrated the Company achieved sufficient levels of service performance.  The reports indicate that no penalty was assessable for 2006 or 2007.  Due to outstanding DPU decisions relating to changes in the calculation of reliability measures for the duration and frequency of service interruptions these filings have not been approved by the DPU.  On September 25, 2008, the DPU issued an order clarifying the calculation requirements, and on March 2, 2009, NSTAR Electric filed recalculated benchmarks for 2006 and 2007 as well as the Service Quality Report for 2008.  These filings indicate that no penalties were assessable for the periods indicated.

Other

Annually, in the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on January 1, of the following year.  These rate adjustments include a SIP rate factor and several other fully reconciling cost recovery items.  Consistent with previous reconciliation filings, the 2008 filings include a combination of actual and forecasted data for 2008 that NSTAR Electric will update during 2009 with year-end data to allow a final investigation and reconciliation.  There are several case years that remain outstanding at the DPU.  These cases are pending decisions at the DPU and NSTAR cannot predict the timing or the ultimate outcome of these filings.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations and cash flows of NSTAR during the periods presented and should be read in conjunction with the accompanying consolidated financial statements and related notes and with the MD&A in NSTAR's 2008 Annual Report on Form 10-K.

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

Electric utility operations.  For the three months ended March 31, 2009, NSTAR derived 71% of its operating revenues from the transmission and distribution of electric energy through NSTAR Electric.

Gas operations.  For the three months ended March 31, 2009, NSTAR derived 24% of its operating revenues from the distribution of natural gas through NSTAR Gas.

Unregulated operations.  For the three months ended March 31, 2009, NSTAR derived 5% of its operating revenues from non-utility, unregulated operating subsidiaries involved in telecommunications and district energy operations.

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

Net income attributable to common shareholders for the quarter ended March 31, 2009 was $61.0 million, or $0.57 diluted earnings per share as compared to $59.2 million, or $0.55 diluted earnings per share for the same period in 2008, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR's 2008 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Rate Settlement Agreement

The DPU approved a seven-year Rate Settlement Agreement ("Rate Settlement Agreement") between NSTAR, the AG, and several other interveners.  Beginning January 1, 2007 and continuing through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rate adjustments that are generally offset by an equal and corresponding reduction in transition rates.  Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

b.  Electric Rates

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

c.  Gas Rates

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

Retail gas delivery and supply rates are established by the DPU and are comprised of:

•

a distribution charge consists of a fixed customer charge and a demand and/or energy charge that collects the costs of building and expanding the gas infrastructure to deliver gas supply to its customers’ destination.  This also includes collection of ongoing operating costs,

•

a seasonal cost of gas adjustment clause (CGAC) represents the collection of gas supply costs, pipeline and storage capacity, costs related to charge-offs of uncollected energy costs and working capital related costs.  The CGAC is reset every six months.  In addition, NSTAR Gas is required to file interim changes to its CGAC factor when the actual costs of gas supply vary from projections by more than 5%,

•

a local distribution adjustment clause (LDAC) primarily represents the collection of demand-side management costs, environmental costs, PAM related costs, and costs associated with the residential assistance adjustment clause.  The LDAC is reset annually and provides for the recovery of certain costs applicable to both sales and transportation customers.

NSTAR Gas purchases financial contracts based on NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers.  These financial contracts do not procure gas supply.  All costs incurred or benefits realized when these contracts are settled are included in the CGAC of NSTAR Gas.

d.  Regulatory Matters

Regulatory Proceedings – DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades.  Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval.  NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR anticipates filing with the DPU its final 2008 CPSL cost recovery reconciliation in the third quarter of 2009.  NSTAR cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued that would disallow a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR’s results of operations, financial position, and cash flows.

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began recognizing and collecting these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Public hearings were held by the DPU in early 2007 to investigate the basis and support for the incentive payments.  After these hearings, NSTAR Electric began discussions with the AG and a revised Settlement Agreement was executed on

July 23, 2007.  This revised Settlement Agreement allowed NSTAR Electric to collect $6.3 million of the savings annually for three years effective January 1, 2007 and it stipulated that NSTAR Electric would share 12.5% of the savings applicable to its customers in its future efforts related to new wholesale energy cost savings cases.  On February 29, 2008, the DPU issued an order that did not approve the revised Settlement Agreement.  The DPU re-established a procedural schedule and final briefs were filed in early May 2008.   Through March 31, 2009, $14.2 million has been collected from customers for the Wholesale Power Cost Saving Initiatives.

NSTAR is unable to predict the timing or ultimate outcome of this proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company’s results of operations.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to recover the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of the Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allows NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU required NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement.  This adjustment to NSTAR Electric’s distribution rates would effectively eliminate the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007.  On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence.  NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in mid-2008.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event that the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of March 31, 2009, the potential impact to earnings of a disallowance of the bad debt adder would be approximately $18 million, pre-tax.  NSTAR cannot predict the timing of this proceeding.

FERC Transmission ROE

NSTAR earns an 11.14% ROE on local transmission facility investments.  The ROE on NSTAR’s regional transmission facilities is 11.64%.  Additional incentive adders are decided on a case-by-case basis according to FERC’s most recent national transmission incentive rules.  The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities, that can bring the ROE for NSTAR up to 12.64%, for certain qualified regional investments.  In addition, NSTAR may qualify for other incentives on future transmission projects based upon certain conditions that could bring the ROE to 13.1%.

e. Recent Federal Government Initiatives

The American Recovery and Reinvestment Act of 2009 provides resources for significant increases in spending in several energy-related areas that have relevance to NSTAR, including energy efficiency,

smart grid funding, renewable energy financing and transmission projects.  These initiatives are largely directed through federal and state governmental agencies and not-for-profit public agencies.  NSTAR is currently evaluating the impact of this legislation on its business initiatives in these areas.  Any action will require regulatory approval.

Earnings Outlook

NSTAR reaffirms its 2009 earnings guidance and expects to report earnings for the year in the $2.33 per share to $2.43 per share earnings range.

Results of Operations

The following section of MD&A compares the results of operations for each of the three-month periods ended March 31, 2009 and 2008 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Common Share Dividends

NSTAR’s current quarterly cash dividend rate is $0.375 per share or $1.50 per share on an annualized basis. On March 26, 2009, NSTAR’s Board of Trustees declared a quarterly cash dividend of $0.375 per share for shareholders of record on April 10, 2009, payable May 1, 2009.

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Executive Summary of Quarterly Results

Earnings per common share were as follows:

	Three Months ended March 31,
	2009	2008	% Change
Basic and Diluted	$0.57	$0.55	3.6

Net income attributable to common shareholders was $61.0 million for the quarter ended March 31, 2009 compared to $59.2 million for the same period in 2008.  Major factors (after-tax) that contributed to the $1.8 million, or 3.0%, increase in 2009 earnings include:

•	Higher electric distribution revenues attributable to a 2009 SIP adjustment offset by slightly lower sales ($0.7 million)
•	Higher gas revenues attributable to a 3% increase in sales that resulted from colder weather than in the prior year ($1.1 million)
•	Higher transmission revenues as a result of increased investment base related to the Company’s transmission facilities expansion ($2.9 million)
•	Lower interest expense primarily due to decreases in short-term interest rates ($1.7 million)
•	Lower operations and maintenance expense attributable to lower transportation costs, lower storm related costs and other company-wide cost reduction efforts ($2.4 million)

These increases in earnings factors were partially offset by:

•	Higher depreciation and property tax expense in 2009 related to higher municipal tax rates and higher electric and gas plant investment ($2.7 million)

•	The absence of income from an environmental settlement that occurred during first quarter 2008 ($2.9 million)
•	The absence of a cumulative impact in 2008 of implementing the March 24, 2008 FERC ROE order ($2.4 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $242.7 million, an increase of $40.9 million, as compared to the same period in 2008.  The increase primarily reflects the collection of regulatory deferrals related to Basic Service and CGAC

•	NSTAR invested approximately $108 million in capital projects to improve capacity and system reliability
•

Cash used in financing activities are $34 million higher than 2008. NSTAR paid approximately $40.1 million in common share dividends and paid-down approximately $140.8 million of short-term debt.  NSTAR issued, at a premium, $100 million of 5.625% debentures in February 2009

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months ended March 31,
	2009	2008	% Change

Residential	1,726,094	1,698,493	1.6
Commercial, Industrial and other	3,579,813	3,726,246	(3.9)
Total retail sales	5,305,907	5,424,739	(2.2)

Firm Gas Sales and Transportation - BBtu	Three Months ended March 31,
	2009	2008	% Change

Residential	10,334	9,709	6.4
Commercial and Industrial	8,844	8,934	(1.0)
Municipal	1,440	1,379	4.4
Total firm sales	20,618	20,022	3.0

NSTAR’s electric energy sales in the three months ending March 31, 2009 declined 2.2% compared to 2008 despite favorable weather conditions resulting from a colder winter during 2009 as compared to 2008.  However, excluding the impact of an additional day due to leap day (February 29) in the first quarter of 2008, electric sales declined only 1%.  Electric sales have been impacted by the downturn in the economy that has resulted in lost sales from large industrial customers, commercial office and retail business vacancies, and by the impact of customer and NSTAR-sponsored conservation measures.  Industrial sales have been combined with commercial sales because they do not represent a significant share of electric sales or revenues.

Weather conditions positively impacted gas sales.  The 3.0% increase in firm gas and transportation sales is due to the colder winter weather that directly impacts residential sales.  Excluding the impact of an additional day due to the leap day in the first quarter of 2008, gas sales increased 4.3%.  All gas customer segments are impacted by poor economic conditions and continued customer conservation efforts.

Weather, fluctuations in fuel costs, conservation measures, and economic conditions affect sales to NSTAR’s residential and small commercial customers.  Economic conditions, fluctuations in fuel costs, and conservation measures affect NSTAR’s large commercial and industrial customers.  In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature variations.  Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Weather Conditions

NSTAR forecasts its electric and natural gas sales based on normal weather conditions.  Actual results may vary from those projected due to actual weather conditions, energy conservation, and other factors.  Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Part 1 “Financial Information” of this Form 10-Q.

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

Degree-days measure changes in daily mean temperature levels.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.  The comparative information below relates to heating degree-days for the three months ended March 31, 2009 and 2008 and the number of heating degree-days in a “normal” year using a 30-year average.  NSTAR uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years (currently 1971-2000), as collected at the Worcester Massachusetts airport and Boston’s Logan Airport for heating degree-day data and cooling degree-day data, respectively.  Weather conditions during the three months ended March 31, 2009 measured by heating degree-days were 5.2% higher/colder for 2009 as compared to 2008.  Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days
Three months ended March 31, 2009	3,352
Three months ended March 31, 2008	3,186
Normal 30-Year Average	3,304

Percentage that 2009 was colder than 2008	5.2%
Percentage that 2009 was colder than 30-year average	1.5%

Operating revenues

Operating revenues for the first quarter of 2009 increased 5.8% from the same period in 2008 as follows:

(in millions)	Three Months Ended March 31,		Increase/(Decrease)
	2009	2008	Amount	Percent
Electric revenues
Retail distribution and transmission	$236.5	$214.5	$22.0	10.3%
Energy, transition and other	436.0	404.7	31.3	7.7%
Total retail electric revenues	672.5	619.2	53.3	8.6%
Gas revenues
Firm and transportation	62.1	61.2	0.9	1.5%
Energy supply and other	170.0	173.5	(3.5)	(2.0)%
Total gas revenues	232.1	234.7	(2.6)	(1.1)%
Unregulated operations revenues	43.2	41.7	1.5	3.6%
Total operating revenues	$947.8	$895.6	$52.2	5.8%

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

The increase of $22 million, or 10.3% in retail distribution and transmission revenues primarily reflects:

•	Increase in transmission revenues primarily due to the higher investment base related to the Company’s transmission facilities expansion ($21 million)
•	Higher distribution revenues due to the impact of the SIP to distribution rates. This annual inflation-adjustment is offset by an equal and corresponding reduction in transition rates ($3.5 million)

These increases were partially offset by:

•

Decreased energy sales of 2.2% due primarily to the impact of an additional day in February 2008 caused by the leap year and to a lesser extent the impact of customer conservation measures ($2.3 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $31.3 million increase in energy, transition, and other revenues is primarily attributable to the increased recovery of energy supply costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area.  The $0.9 million increase in firm and transportation revenues is primarily attributable to colder winter weather conditions partially offset by customers converting to alternate fuel sources from natural gas as a result of higher energy price concerns.  These factors primarily resulted in the increase in sales volumes of 3.0%.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenues decrease of $3.5 million primarily reflects a decrease in the cost of gas supply offset by the higher sales demand.  These revenues are fully reconciled with the costs currently recognized by the Company and, as a result, do not have an effect on the Company's earnings.

  Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR's district energy and telecommunications operations.  Unregulated revenues were $43.2 million in the first quarter of 2009 compared to $41.7 million in 2008, an increase of $1.5 million, or 3.6%.  The increase in unregulated revenues is primarily the result of increases in steam sales due to colder weather.

Operating expenses

Purchased power and transmission expense was $397.9 million in the first quarter of 2009 compared to $346.8 million in the same period of 2008, an increase of $51.1 million, or 14.7%.  Despite lower energy sales of 2.2%, the increase in expense reflects higher basic service and other energy supply costs of $23 million for NSTAR's regulated companies.  In addition, transmission costs increased $28 million due to an increase in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on earnings.

Cost of gas sold, representing NSTAR Gas' supply expense, was $157.1 million in the first quarter of 2009 compared to $162.6 million in 2008, a decrease of $5.5 million, or 3.4%.  The decrease in cost of gas sold despite the 3% increase in sales reflects lower gas supply costs per therm, partially offset by the higher settlement costs of cash flow hedging contracts during the quarter.  NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on earnings.

Operations and maintenance expense was $110 million in the first quarter of 2009 compared to $112.3 million in the same period of 2008, a decrease of $2.3 million, or 2%.  This decrease primarily relates to lower outside services, materials, and fuel costs ($1.8 million).  Also contributing was a lower level of storm related costs ($1.7 million).  These factors were partially offset by higher labor related costs.

Depreciation and amortization expense was $101.3 million in the first quarter of 2009 compared to $99.2 million in the same period of 2008, an increase of $2.1 million or 2.1%.  The increase primarily reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense was $19.2 million in the first quarter of 2009 compared to $18.3 million in the same period of 2008, an increase of $0.9 million, or 4.9%, that is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus an incentive return.  NSTAR anticipates a significant increase in DSM spending during 2009 driven by requirements of the Green Communities Act.

Property and other taxes expense was $29.9 million in the first quarter of 2009 compared to $27.0 million in the same period of 2008, an increase of $2.9 million, or 10.7%, reflecting higher overall property investments and higher tax rates.

Income tax expense attributable to operations was $35.9 million in the first quarter of 2009 compared to $33.9 million in the same period of 2008, an increase of $2 million, or 5.9%, reflecting higher pre-tax operating income in 2009.

Other income, net

Total other income, net was approximately $0.6 million in the first quarter of 2009 compared to $3.8 million in the same period of 2008, a decrease of $3.2 million, or 84%.  The decrease relates primarily to the absence of income related to an environmental settlement in first quarter 2008 ($2.9 million).

Interest charges (income)

Long-term debt and transition property securitization certificates interest charges were $39.8 million in the first quarter of 2009 compared to $41.4 million in the same period of 2008, a decrease of $1.6 million, or 3.9%.  This decrease in interest charges reflects:

•	Lower interest costs of $2.1 million on transition property securitization debt attributable to scheduled principal pay downs

This decrease was partially offset by:

•	Higher interest costs of $0.8 million associated with NSTAR Electric’s February 2009 $100 million issuance of 5.625% debentures

Short-term debt and other interest charges (income), net were $4.0 million of net interest income in the first quarter of 2009 compared to $1.5 million of net interest income in the same period of 2008, a change of $2.5 million, or 167%.  The change in short-term and other interest charges (income) reflects:

•

Lower short-term borrowing costs of $2.6 million resulting from a 283 basis point decrease in the weighted average short-term borrowing rates from first quarter 2008 (3.46%) to first quarter 2009 (0.63%).  Partially offsetting the lower rates was an increase in the average level of borrowed funds as compared to the same period in 2008

•	Increased interest income of $0.9 million related to the timing of regulatory collections from customers

These decreases were offset by:

•	Lower interest income on income tax matters of $0.7 million attributable to a lower applicable Federal rate

AFUDC decreased $0.3 million in the first quarter of 2009 due to lower short-term borrowing rates.

Liquidity and Capital Resources

Financial Market Impact

The current disruption in the financial markets may adversely impact the availability of credit and the cost of credit to NSTAR and its subsidiary companies.  NSTAR and its subsidiaries utilize the commercial paper market to meet their short-term cash requirements.  NSTAR and NSTAR Electric currently have Revolving Credit Agreements in place through December 2012.  These Credit Agreements serve as a liquidity backup to the commercial paper program.  Short-term commercial paper debt obligations are commonly refinanced to long-term obligations with fixed-rate bonds or notes as needed and when interest rates are considered favorable.  Refer to Item 1A, Risk Factors, in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2008, for a further discussion.

As a result of continued declines in the equity markets and their impact on NSTAR’s Pension and PBOP Plan investments, NSTAR continues to evaluate the extent to which it may make additional cash contributions.  Should NSTAR elect to increase its level of funding to these plans, NSTAR believes it has adequate access to capital resources to support its contributions.

Working Capital

NSTAR anticipates refinancing its current maturities of long-term debt obligations.

Current Cash Flow Activity

     Operating Activities

The net cash provided by operating activities was $242.7 million in the first quarter of 2009, as compared $201.8 million in the first quarter of 2008, an increase of approximately $40.9 million primarily due to favorable collections of regulatory deferrals, including collections on cost of gas, and several favorable changes in working capital accounts.

NSTAR anticipates making $25 million of contributions to the Pension Plan and an additional $27.3 million to the PBOP Plan during 2009.

Investing Activities

The net cash used in investing activities in the first quarter of 2009 was $108 million, compared to $119.8 million during the same period in 2008. The majority of these expenditures were for system reliability improvements and capacity expansion to meet expected growth in the NSTAR service territory.

Financing Activities

Net cash used in financing activities in the first quarter of 2009 was $122.3 million compared to $88.2 million in the first quarter of 2008.  Uses of cash primarily reflect long-term and securitized debt redemptions of $37.6 million in 2009 compared to $41.2 million in 2008, dividend payments of $40 million in 2009 compared to $37.4 million in 2008.  In addition, NSTAR's short-term debt decreased by $140.8 million to $442.1 million at March 31, 2009 compared to $582.9 million at December 31, 2008.  Sources of cash during the first quarter 2009 included proceeds from NSTAR Electric's issuance, at a premium of $4.6 million, of $100 million in ten-year fixed-rate (5.625%) Debentures that were used to pay down short-term debt.

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

     Income Tax Payments

During the first quarter of 2009 and 2008, NSTAR made income tax payments of $14.4 million and $14.1 million, respectively.

Refundable Income Tax

The refundable income tax of $129.1 million related to the SSCM is probable to be fully refunded to NSTAR including interest, by December 31, 2009.

Sources of Additional Capital and Financial Covenant Requirements

With the exception of bond indemnity agreements and gas hedging agreements, NSTAR has no financial guarantees, commitments, debt or lease agreements that would require a change in terms and conditions, such as acceleration of payment obligations, as a result of a change in its credit rating.  However, in addition to the bond indemnity and gas hedging agreements, NSTAR's subsidiaries could be required to provide additional security for energy supply contract performance obligations, such as a letter of credit for their pro-rata share of the remaining value of such contracts.

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements.  Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times, excluding Transition Property Securitization Certificates and excluding accumulated other comprehensive income (loss) from common equity.  NSTAR Gas was in compliance with its financial covenant requirements including a minimum equity requirement, under its long-term debt arrangements at March 31, 2009 and December 31, 2008.  NSTAR's long-term debt other than its secured debt, issued by NSTAR Gas and MATEP, is unsecured.

NSTAR (Holding Company) currently has a $175 million revolving credit agreement that expires December 31, 2012.  At March 31, 2009 and December 31, 2008, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at March 31, 2009 and December 31, 2008, had $175 million outstanding, respectively.  Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  Commitment fees must be paid on the total agreement amount.  At March 31, 2009 and December 31, 2008, NSTAR was in full compliance with the aforementioned covenant as the ratios were 59.4% and 60.2%, respectively.

On April 6, 2009, the DPU approved NSTAR Electric’s new two-year financing plan to issue an additional $500 million in long-term debt securities.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2010, with maturity dates no later than October 21, 2011, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At March 31, 2009 and December 31, 2008, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had $232 million and $354.6 million outstanding balances at March 31, 2009 and December 31, 2008, respectively.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  At March 31, 2009 and December 31, 2008, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the ratios were 47.4% and 47.6%, respectively.

NSTAR Gas has a $100 million line of credit.  This line of credit is due to expire on December 11, 2009.  NSTAR Gas anticipates that this line of credit will be renewed.  As of March 31, 2009 and December 31, 2008, NSTAR Gas had $35.1 million and $53.3 million outstanding, respectively.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements.  However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR's or its subsidiaries' financial condition and credit ratings.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity.  As of March 31, 2009, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.2 billion of their total common equity (approximately $2.3 billion) to NSTAR and remain in compliance with debt covenants.  Based on NSTAR's key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected cash requirements.

Commitments and Contingencies

NSTAR is exposed to certain matters as discussed in this section under the caption "Critical Accounting Policies and Estimates."

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Risk Management

NSTAR’s Energy Procurement Policy governs all energy-related procurement transactions of NSTAR Electric and NSTAR Gas. This Policy is reviewed annually and is administered by NSTAR’s Risk Committee. The Committee is chaired by NSTAR’s chief executive officer and includes other senior officers.  Items covered by this Policy and approved by the Committee are all new energy supply transactions, authorization limits, energy related derivative and hedging transactions, and counter-party credit profiles.

Commodity and Credit Risk

Although NSTAR has material energy commodity purchase contracts, any potential market risk, including counter-party credit risk, should not have an adverse impact on NSTAR’s results of operations, cash flows, or financial position.  NSTAR Electric and NSTAR Gas have rate-making mechanisms that allow for the recovery of energy supply costs from those customers who make commodity purchases from NSTAR’s electric and gas subsidiaries rather than from the competitive market supplier.  All energy supply costs incurred by NSTAR Electric and NSTAR Gas in providing energy to their retail customers are recovered on a fully reconciling basis.

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

To mitigate the cash flow and cost variability related to the commodity price risk on approximately one-third of its natural gas purchases, NSTAR Gas purchases financial futures contracts on behalf of its customers.  NSTAR Gas has a rate-making mechanism that provides for recovery of the actual settlement value of these contracts on a fully reconciling basis.  Refer to the accompanying Notes to Consolidated Financial Statements, Note C. Derivative Instruments, Gas Hedging Agreements for a further discussion.

Interest Rate Risk

NSTAR believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs.  These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable.  The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding.  The average weighted average interest rates, including fees for short-term indebtedness, were 0.6% and 3.5% for the three months ended March 31, 2009 and 2008, respectively.  On a long-term basis, NSTAR mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

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

Part II.  Other Information

Item 1.  Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

Shareholders or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR's Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 2007 Long Term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended March 31, 2009, all shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

January	172,702	$32.66
February	194,453	$32.58
March	100,714	$29.71
Total first quarter	467,869	$31.99

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

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

NSTAR
(Registrant)

Date: May 5, 2009	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer