Form 10-Q
period 2009-06-30
NSTAR/MA
filed 2009-07-31
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1 per share, as of July 31, 2009.

NSTAR

Form 10-Q

 Quarterly Period Ended June 30, 2009

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements
	Consolidated Statements of Income	4
	Consolidated Statements of Retained Earnings	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Balance Sheets	6 - 7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9 - 20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21 - 38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38 - 39
Item 4.	Controls and Procedures	39

Part II. Other Information:
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 6.	Exhibits	42

Signature		43

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
Unregulated operations	Represents non rate-regulated operations of AES, NSTAR Com, and Hopkinton
Regulatory and Other Authorities
AG	Attorney General of the Commonwealth of Massachusetts
DOE	U. S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	U. S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U. S. Securities and Exchange Commission
Other
AFUDC	Allowance for Funds Used During Construction
ARRA	American Recovery and Reinvestment Act of 2009
BBtu	Billions of British thermal units
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
EPS	Earnings Per Common Share
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
LDAC	Local Distribution Adjustment Clause
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
YA	Yankee Atomic Electric Company

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

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

•	adverse financial market conditions including changes in interest rates and the availability and cost of capital
•	adverse economic conditions
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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating revenues	$707,525	$743,715	$1,655,314	$1,639,296

Operating expenses:
Purchased power and transmission	309,874	308,041	707,760	654,889
Cost of gas sold	43,004	69,760	200,082	232,326
Operations and maintenance	98,087	113,928	208,105	226,256
Depreciation and amortization	93,378	93,248	194,662	192,462
DSM and renewable energy programs	19,198	16,695	38,368	34,995
Property and other taxes	25,429	23,083	55,320	50,097
Income taxes	33,519	30,861	69,427	64,747
Total operating expenses	622,489	655,616	1,473,724	1,455,772

Operating income	85,036	88,099	181,590	183,524

Other income (deductions):
Other income, net	1,880	1,215	2,843	5,305
Other deductions, net	(303)	(313)	(659)	(647)
Total other income, net	1,577	902	2,184	4,658

Interest charges (income):
Long-term debt	34,530	33,345	68,471	66,732
Transition property securitization	4,960	7,127	10,803	15,108
Short-term debt and other, net	(10,176)	(1,701)	(14,188)	(3,174)
AFUDC	(125)	(629)	(262)	(1,069)
Total interest charges	29,189	38,142	64,824	77,597

Net income	57,424	50,859	118,950	110,585
Less: Preferred stock dividends of subsidiary to the noncontrolling interest	490	490	980	980
Net income attributable to common shareholders	$56,934	$50,369	$117,970	$109,605

Weighted average common shares outstanding:
Basic	106,808	106,808	106,808	106,808
Diluted	106,961	107,038	106,989	107,024

Earnings per common share:
Basic	$0.53	$0.47	$1.10	$1.03
Diluted	$0.53	$0.47	$1.10	$1.02

Dividends declared per common share	$0.375	$0.35	$0.75	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance at the beginning of the period	$897,254	$812,779	$876,271	$790,926
Add:
Net income	57,424	50,859	118,950	110,585
	954,678	863,638	995,221	901,511
Deduct:
Dividends declared:
Common shares	40,053	37,383	80,106	74,766
Preferred stock dividends of subsidiary to the noncontrolling interest	490	490	980	980
	40,543	37,873	81,086	75,746

Balance at the end of the period	$914,135	$825,765	$914,135	$825,765

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$57,424	$50,859	$118,950	$110,585
Other comprehensive income, net:
Pension and postretirement benefits costs	418	481	799	959
Deferred income tax expense	(173)	(187)	(329)	(373)
Total other comprehensive income, net	245	294	470	586

Comprehensive income	57,669	51,153	119,420	111,171
Less: Preferred stock dividends of subsidiary to the noncontrolling interest	490	490	980	980

Comprehensive income attributable to NSTAR	$57,179	$50,663	$118,440	$110,191

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2009	2008

Assets
Utility plant:
Electric and gas plant in service, at original cost	$5,839,698	$5,694,537
Less: accumulated depreciation	1,464,572	1,418,429
	4,375,126	4,276,108
Construction work in progress	103,317	122,294
Net utility plant	4,478,443	4,398,402

Other property and investments:
Nonutility property, net	137,414	139,764
Electric equity investments	5,766	6,701
Other investments	70,306	72,475
	213,486	218,940

Current assets:
Cash and cash equivalents	28,550	21,984
Restricted cash	9,404	9,581
Accounts receivable, net of allowance of $36,717 and $32,859, respectively	303,230	332,465
Accrued unbilled revenues	53,150	61,892
Regulatory assets	301,798	439,914
Inventory, at average cost	65,195	93,684
Refundable income taxes	129,120	129,120
Other	40,170	32,721
	930,617	1,121,361

Deferred debits:
Regulatory assets	2,375,755	2,466,018
Other	67,287	64,768
	2,443,042	2,530,786

Total assets	$8,065,588	$8,269,489

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2009	2008

Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share, 200,000,000
shares authorized, 106,808,376 issued and outstanding	$106,808	$106,808
Premium on common shares	813,398	818,601
Retained earnings	914,135	876,271
Accumulated other comprehensive loss	(13,055)	(13,525)
Total common equity	1,821,286	1,788,155

Noncontrolling interest – preferred stock of subsidiary	43,000	43,000

Long-term debt:
Long-term debt	1,488,359	2,012,467
Transition property securitization	252,931	331,209
	1,741,290	2,343,676

Current liabilities:
Long-term debt	631,437	5,444
Transition property securitization	98,278	92,580
Notes payable	493,500	582,883
Income taxes	71,855	87,880
Accounts payable	185,444	291,012
Power contract obligations	131,387	155,815
Accrued interest	31,189	31,073
Dividends payable	40,380	40,380
Accrued expenses	13,901	19,251
Other	83,226	88,664
	1,780,597	1,394,982

Deferred credits:
Accumulated deferred income taxes	1,166,306	1,130,437
Power contract obligations	281,203	345,993
Pension and other postretirement liability	761,612	749,774
Regulatory liability - cost of removal	270,249	264,959
Other	200,045	208,513
	2,679,415	2,699,676

Commitments and contingencies

Total capitalization and liabilities	$8,065,588	$8,269,489

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net income	$118,950	$110,585
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	197,717	195,902
Deferred income taxes	12,156	(4,577)
Noncash stock-based compensation	4,747	5,403
Net changes in:
Accounts receivable and accrued unbilled revenues	37,977	22,222
Inventory, at average cost	28,489	17,456
Other current assets	(7,449)	(21,775)
Accounts payable	(61,780)	(23,763)
Accrued expenses	(5,350)	(3,007)
Other current liabilities	(21,347)	10,576
Regulatory assets	105,074	87,968
Long-term power contract obligations	(60,668)	(78,069)
Net change from other miscellaneous operating activities	20,408	(23,530)
Net cash provided by operating activities	368,924	295,391
Investing activities:
Plant expenditures (including AFUDC)	(207,097)	(196,028)
Proceeds from sale of utility property	1,995	1,750
Decrease (increase) in restricted cash	177	(11,295)
Net change in other investment activities	(1,623)	(419)
Net cash used in investing activities	(206,548)	(205,992)
Financing activities:
Long-term debt redemptions	(3,141)	(2,923)
Transition property securitization redemptions	(72,580)	(75,836)
Issuance of long-term debt	100,000	-
Premium on issuance of long-term debt	4,553	-
Debt issuance costs	(875)	-
Net change in notes payable	(89,383)	70,600
Change in disbursement accounts	(5,578)	(10,226)
Common share dividends paid	(80,106)	(74,766)
Preferred stock dividends of subsidiary to the noncontrolling interest	(980)	(980)
Cash received for exercise of equity compensation	1,046	163
Cash used to settle equity compensation	(9,010)	(5,596)
Windfall tax effect of settlement of equity compensation	244	306
Net cash used in financing activities	(155,810)	(99,258)

Net increase (decrease) in cash and cash equivalents	6,566	(9,859)
Cash and cash equivalents at the beginning of the year	21,984	34,121
Cash and cash equivalents at the end of the period	$28,550	$24,262
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$78,676	$84,149
Income taxes	$50,359	$85,762

Noncash financing activity:
Plant expenditures included in accounts payable	$14,149	$32,833

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR's 2008 Annual Report on Form 10-K.

Note A.  Business Organization and Summary of Significant Accounting Policies

1.  About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business.  The Company serves approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas customers in 51 communities.  NSTAR's retail electric distribution and transmission and retail natural gas distribution subsidiaries are NSTAR Electric and NSTAR Gas, respectively.  Reference in this report to "NSTAR" shall mean the registrant NSTAR or NSTAR and its subsidiaries as the context requires. NSTAR also has ownership and is engaged in unregulated business operations.

2.  Basis of Consolidation and Accounting

The accompanying consolidated financial information presented as of June 30, 2009 and for the three and six-month periods ended June 30, 2009 and 2008 has been prepared from NSTAR's books and records without audit by an independent registered public accounting firm.  However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q. Financial information as of December 31, 2008 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP.  In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included. Certain immaterial reclassifications have been made to the accompanying prior period Consolidated Statement of Cash Flow amounts to conform to the current period’s presentation.

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

The results of operations for the three and six-month periods ended June 30, 2009 and 2008 are not indicative of the results that may be expected for an entire year.  The demand for electricity and natural gas is affected by weather conditions, economic conditions and consumer conservation behavior.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR’s net periodic Pension Plan and PBOP Plan benefit costs for the second quarter are based on the latest available participant census data.  An annual actuarial valuation was completed during the second quarter, and cost estimates were adjusted based on the actual actuarial study results.

NSTAR’s Pension Plan and PBOP Plan assets are affected by fluctuations in the financial markets.  Net periodic pension and postretirement benefit costs for 2009 have increased over 2008 primarily due to the decline in the Plans’ asset values during 2008.  Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans. The earnings impact of increased Pension and PBOP costs is mitigated by NSTAR’s DPU-approved Pension and PBOP rate adjustment mechanism (PAM).

Pension

NSTAR provides a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  During the six months ended June 30, 2009, NSTAR contributed approximately $16 million to the Plan.  NSTAR contributed an additional $5 million to the Plan in July 2009 and currently anticipates contributing approximately $9 million to the Plan during the remainder of 2009.  The actual level of funding may change depending on management’s assessment of market conditions.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008
Service cost	$5.4	$5.1	$11.1	$10.6
Interest cost	16.1	15.8	32.2	31.8
Expected return on Plan assets	(14.8)	(21.7)	(29.1)	(43.1)
Amortization of prior service cost	(0.2)	0.1	(0.4)	0.1
Recognized actuarial loss	13.6	3.9	27.1	8.0
Net periodic pension benefit cost	$20.1	$3.2	$40.9	$7.4

The first quarter net periodic pension cost is typically estimated utilizing projections based on the previous year’s liability and asset levels.  The net periodic pension costs for the six months ended June 30, 2009 and 2008 have been adjusted to reflect the final actuarial study cost amounts for 2009 and 2008.  This adjustment decreased the periodic pension benefit cost by approximately $0.3 million and $0.5 million for the three and six-month periods ended June 30, 2009 and 2008, respectively, and is recognized in the second quarter of each year.

Postretirement Benefits Other than Pensions

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute to the costs of postretirement benefits.  During the six months ended June 30, 2009, NSTAR contributed approximately $14 million to this plan and anticipates contributing approximately $16 million for the remainder of 2009 toward these benefits.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008
Service cost	$1.5	$1.3	$3.1	$2.9
Interest cost	8.7	9.1	18.1	18.1
Expected return on Plan assets	(4.6)	(7.0)	(9.0)	(14.2)
Amortization of prior service cost	(0.3)	(0.4)	(0.7)	(0.8)
Amortization of transition obligation	0.2	0.2	0.4	0.4
Recognized actuarial loss	4.5	2.4	9.6	4.5
Net periodic postretirement benefit cost	$10.0	$5.6	$21.5	$10.9

The first quarter net periodic postretirement benefit cost is typically estimated based on the previous year’s liability and asset levels.  The net periodic postretirement benefit costs for the six months ended June 30, 2009 and 2008 have been adjusted to reflect the final actuarial study cost amounts for 2009 and 2008.  This adjustment decreased the periodic postretirement benefit costs by approximately $0.8 million and increased the periodic postretirement benefit costs by approximately $0.1 million for the three and six-month periods ended June 30, 2009 and 2008, respectively, and is recognized in the second quarter of each year.

4.  Noncontrolling Interest – Cumulative Non-Mandatory Redeemable Preferred Stock of Subsidiary

NSTAR Electric has two outstanding series of non-mandatory redeemable preferred stock.  Both series are part of a class of NSTAR Electric’s Cumulative Preferred Stock.  Upon any liquidation of NSTAR Electric, holders of the Cumulative Preferred Stock are entitled to receive the liquidation preference for their shares before any distribution to the holder of the common stock.  The liquidation preference for each outstanding series of Cumulative Preferred Stock is equal to the par value plus accrued and unpaid dividends.

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)

Series	Current Shares Outstanding	Redemption Price/Share	June 30, 2009	December 31, 2008
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000
Total non-mandatory redeemable series			$43,000	$43,000

During the year ended December 31, 2008 and during the six months ended June 30, 2009, there were no changes in the noncontrolling interest of NSTAR Electric.

SFAS No. 160

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This standard is effective and was applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented.  The adoption of this standard requires NSTAR to reflect NSTAR Electric’s noncontrolling interest preferred stock as noncontrolling interest of a subsidiary in the accompanying Consolidated Balance Sheets outside of permanent equity.  Each of the two preferred stock series contains provisions relating to non-payment of preferred dividends that could potentially result in the preferred shareholders being granted the majority control of the Board of Directors of NSTAR

Electric until all preferred dividends are paid.  As a result, the preferred stock has not been classified within permanent equity.  The dividends on NSTAR Electric’s preferred stock to the noncontrolling interest are reflected separately after net income and before net income attributable to common shareholders on the accompanying Consolidated Statements of Income.  The dividends are reported as comprehensive income attributable to the noncontrolling interest on the accompanying Consolidated Statements of Comprehensive Income.

5.  Short-Term Debt and Other Interest Charges (Income), net

Major components of interest charges (income) related to short-term debt and other, net were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Short-term debt	$297	$2,254	$987	$5,582
Regulatory assets	(5,973)	(3,305)	(11,021)	(7,437)
Interest on income tax items	(5,489)	(1,200)	(6,287)	(2,736)
Other	989	550	2,133	1,417
Total short-term debt and other, net	$(10,176)	$(1,701)	$(14,188)	$(3,174)

6. New Accounting Standards

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This standard is effective for interim financial periods ending after June 15, 2009.  As required, NSTAR has adopted this standard effective June 30, 2009.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities.  The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  This standard is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and will be effective for the Company beginning in fiscal 2010.  The Company continues to assess the potential impact of adoption.

SFAS No. 168

In June 2009, the FASB issued SFAS 168, the “Accounting Standards Codification,” (Codification), as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of 2009, all references made to U.S. GAAP will use the new Codification system prescribed by the FASB.  As the Codification is not intended to change or alter existing U.S. GAAP, it will not have any impact on NSTAR’s consolidated financial position or results of operations.

7. Subsequent Events

In accordance with SFAS 165, management has reviewed subsequent events through July 31, 2009 and concluded that no material subsequent events have occurred that are not accounted for in the accompanying financial statements or disclosed in the accompanying notes.

Note B.  Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of June 30, 2009 and December 31, 2008, the estimated amounts of the cost of removal included in regulatory liabilities were approximately $270 million and $265 million, respectively, and are reflected as “Deferred credits: Regulatory liability – cost of removal” on the accompanying Consolidated Balance Sheets.  These estimates are based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

NSTAR accounts for its energy contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  NSTAR has determined that its electricity supply contracts qualify for, and NSTAR has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets.  NSTAR Gas has only one significant gas supply contract.  This contract is an all-requirements portfolio asset management contract that expires in October 2009.  This contract contains market-based pricing terms, and, therefore, no financial statement adjustments to mark the contracts to market are required.  Gas supply costs incurred related to this contract were $19 million and $98 million for the three-month periods and $113 million and $193 million for the six-month periods ended June 30, 2009 and 2008, respectively, and have been recorded to Cost of gas sold on the accompanying Consolidated Statements of Income. Refer to the accompanying Part 1, Item 3, “Quantitative and Qualitative Disclosures About Market Risks” for a further discussion.

      Gas Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  This practice is an attempt to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure gas supply.  These contracts qualify as derivative financial instruments under SFAS 133, as amended by SFAS 149. Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date.  All actual costs incurred or benefits realized are included in the CGAC of NSTAR Gas.  As a result, NSTAR Gas records an offsetting regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income.  Currently, these derivative contracts extend through April 2010.

     SFAS No. 161

NSTAR adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” effective January 1, 2009.  The following disclosures relate to the implementation of this standard, and summarize the fair value of NSTAR Gas’ hedging agreements, the asset and liability positions of these hedging agreements and related settlements:

(in thousands)	June 30, 2009	December 31, 2008
Gas Hedging Agreements
Balance Sheet Account:
Current liabilities – power contract obligations	$4,325	$32,275
Deferred credits – power contract obligations	-	600
Total potential liability for derivative instruments	$4,325	$32,875

	Amount of Gain or (Loss) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
Settlement of gas hedging agreements	2009	2008	2009	2008
Consolidated Statement of Income Account:
(Increase) decrease to Cost of gas sold	$(11,544)	$2,131	$(42,960)	$(2,443)
Increase (decrease) to revenues reflecting recovery of or return of settlements to customers	11,544	(2,131)	42,960	2,443
Net earnings impact	$-	$-	$-	$-

As of June 30, 2009, these gas hedging agreements, representing eight individual contracts, hedged approximately 6,320 BBtu.  The settlement of these contracts may have a short-term cash flow impact but over the long-term, any such effects are mitigated by a regulatory recovery mechanism for those costs.

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

NSTAR Gas is also subject to this credit risk-related contingent feature.  Based on market conditions at the time of a downgrade, NSTAR Gas could be required to post collateral in an amount that could be equal to or less than the fair value of the liability at the time of the downgrade.  As of June 30, 2009, NSTAR Gas has an A+ Standard & Poors Credit Issuer rating.  Collateral obligations are required in the event of a downgrade below an A rating by Standard & Poors and/or if the fair value of the contract exceeds established credit thresholds.  Based on NSTAR Gas’ liability position with its gas hedge contract counterparties as of June 30, 2009, should NSTAR Gas’ credit rating be downgraded the following collateral obligations would result:

	Level Below	Incremental	Cumulative
Credit Ratings Downgraded to:	“A” Rating	Obligations	Obligations
(in thousands)
A-/A3	1	$ -	$ -
BBB+/Baa1	2	-	-
BBB/Baa2	3	-	-
BBB-/Baa3, or below investment grade	4	4,325	4,325

In addition, these agreements contain cross-default provisions that would allow NSTAR Gas and its counterparties to terminate and liquidate a gas hedge contract if either party is in default on other swap agreements with that same counterparty, or another unrelated agreement with that same counterparty in excess of stipulated threshold amounts.

Note D.  Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  In accordance with SFAS 71 and SFAS 109, net regulatory assets of $28.3 million and $29.2 million and corresponding net increases in accumulated deferred income taxes were recorded as of June 30, 2009 and December 31, 2008, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2009 and the actual effective income tax rate for the year ended December 31, 2008:

	2009	2008
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4%	5%
Other	(2)%	(2)%
Effective tax rate	37%	38%

Uncertain Tax Positions

NSTAR continues to pursue its appeal with the IRS appellate division related to the audit of Federal income tax returns of 2001-2004.  NSTAR is appealing the disallowance of ordinary loss deductions related to its previous investment in RCN Corporation in 2003.  NSTAR now anticipates the completion of the appeals process within the next 12 months.  Any agreement executed with the appellate division is subject to approval by the U.S. Congress’ Joint Committee on Taxation.

On January 1, 2007 when NSTAR adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes,” it recorded a tax benefit of $39.6 million to retained earnings related to this item.  Upon the final outcome of the appeals process, the Company could be required to reverse all or a portion of that tax benefit.  In addition, the Company could be subject to an interest obligation.  NSTAR cannot predict the ultimate outcome resulting from this process.

Interest on tax positions

Unrecognized benefits associated with interest on construction-related uncertain tax positions from the use of SSCM were $4.4 million and $9 million as of June 30, 2009 and December 31, 2008, respectively. During the second quarter of 2009, NSTAR recognized $4.6 million of these previously unrecognized benefits.  The likelihood that the amount of the remaining unrecognized benefits relating to the deduction for these construction-related costs will be recognized in the form of interest income is remote.

Note E.  Earnings Per Common Share

Basic EPS is calculated by dividing net income attributable to common shareholders, which includes a deduction for preferred dividends of a subsidiary, by the weighted average common shares outstanding during the respective period.  Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares are increased to include the impact of potential (nonvested) shares and stock options granted (stock-based compensation), in accordance with NSTAR’s Long Term Incentive Plan.

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net income attributable to common shareholders	$56,934	$50,369	$117,970	$109,605
Basic EPS	$0.53	$0.47	$1.10	$1.03
Diluted EPS	$0.53	$0.47	$1.10	$1.02

Weighted average common shares
outstanding for basic EPS	106,808	106,808	106,808	106,808
Effect of diluted shares:
Weighted average dilutive potential common shares	153	230	181	216
Weighted average common shares outstanding for diluted EPS	106,961	107,038	106,989	107,024

Note F.  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments are its traditional core businesses of electric and natural gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications, and liquefied natural gas service.  Amounts shown on the following table for the three and six-month periods ended June 30, 2009 and 2008 include the allocation of NSTAR's (Holding Company) results of operations (primarily interest costs) and assets (primarily investment assets) to each business segment, net of inter-company transactions. The allocation of Holding Company charges is based on an indirect allocation of the Holding Company’s investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended June 30,
2009
Operating revenues	$604,267	$74,911	$28,347	$707,525
Segment net income	$54,400	$603	$2,421	$57,424
2008
Operating revenues	$604,824	$103,282	$35,609	$743,715
Segment net income (loss)	$48,280	$(1,351)	$3,930	$50,859

Six months ended June 30,
2009
Operating revenues	$1,276,747	$307,052	$71,515	$1,655,314
Segment net income	$94,004	$17,025	$7,921	$118,950
2008
Operating revenues	$1,224,015	$337,939	$77,342	$1,639,296
Segment net income	$84,250	$17,352	$8,983	$110,585

Total assets
June 30, 2009	$7,147,308	$717,642	$200,638	$8,065,588
December 31, 2008	$7,214,780	$855,555	$199,154	$8,269,489

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

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.  As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:
	June 30, 2009
(in millions)	Level 1	Level 2	Total
Assets:
Government Money Market Securities(a)	$17	$-	$17
Deferred Compensation Assets (b)	23	-	23
Investments (b)	13	-	13
Total	$53	$-	$53

Liabilities:
Gas Hedges (c)	$-	$4	$4
Total	$-	$4	$4

	December 31, 2008
	Level 1	Level 2	Total
Assets:
Government Money Market Securities(a)	$10	$-	$10
Deferred Compensation Assets (b)	27	-	27
Investments (b)	13	-	13
Total	$50	$-	$50

Liabilities:
Gas Hedges (c)	$-	$33	$33
Total	$-	$33	$33

(a)  -  Included in “Cash and cash equivalents” on the accompanying Consolidated Balance Sheets

(b)  -  Included in “Other investments” on the accompanying Consolidated Balance Sheets

(c)  -  Included in “Current liabilities: Other” and “Deferred credits: Power contract obligations” on the          accompanying Consolidated Balance Sheets

Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of June 30, 2009 and December 31, 2008, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable) are based on the quoted market prices of similar issues.  Carrying amounts and fair values as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term indebtedness (including current maturities)	$2,471,005	$2,531,800	$2,441,700	$2,474,960

Note H.  Long-Term Debt Issuance

On February 13, 2009, NSTAR Electric sold, at a premium, $100 million of fixed rate (5.625%) Debentures due November 15, 2017 (effective rate of 4.976%).  The Debentures form a single series and are fungible with NSTAR Electric’s 5.625% $300 million Debentures due November 15, 2017 issued on November 19, 2007.

Note I.  Commitments and Contingencies

1.  Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of June 30, 2009 and December 31, 2008, NSTAR had a liability of approximately $0.7 million and $0.8 million, respectively, for these environmental sites.  This estimated liability recorded is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if and to what extent such sites are contaminated and whether NSTAR Gas may be responsible to undertake remedial action.  The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of June 30, 2009 and December 31, 2008, NSTAR had a liability of approximately $13.2 million and  $13.3 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas has been identified as a potentially responsible party.  A corresponding regulatory asset has been recorded that reflects the future rate recovery for these costs.

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

2.  Regulatory and Legal Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Through June 30, 2009, $15.7 million has been collected from customers for the Wholesale Power Cost Savings Initiatives.  NSTAR is unable to predict the timing or ultimate outcome of this DPU proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's results of operations.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval. NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR anticipates filing its final 2008 CPSL cost recovery reconciliation with the DPU in the third quarter of 2009.  NSTAR cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued that would disallow a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR’s results of operations, financial position, and cash flows.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to reflect the cost of the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of the Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allows NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU instructed NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement and effectively eliminates the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its

Basic Service bad debt costs.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of June 30, 2009, the potential impact to earnings of a disallowance of the bad debt adder would be approximately $18.3 million, pre-tax.  NSTAR cannot predict the timing of this proceeding.

Service Quality Indicators

NSTAR Electric filed its 2007 and 2008 Service Quality Reports with the DPU that demonstrated the Company achieved sufficient levels of service performance.  The reports indicate that no penalty was assessable for 2007 or 2008.

Other

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

3.  Yankee Companies Spent Fuel Litigation

In October 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation, in the amounts of $34.2 million, $32.9 million and $75.8 million for Connecticut Yankee Atomic Power Company (CY), Yankee Atomic Electric Company (YA) and Maine Yankee Atomic Power Company (MY), respectively.  This judgment in favor of these Yankee Companies relates to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY (DOE Phase I Damages).  NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million and $3 million, respectively.  On July 1, 2009, the Yankee Companies filed for additional damages related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for the years from January 2002 through December 2008 for CY and YA, and from January 2003 through December 2008 for MY (DOE Phase II Damages).  This phase of the spent nuclear fuel litigation specifies damages in the amounts of $135.4 million, $86.1 million and $43 million for CY, YA and MY, respectively.  Claim amounts applicable to NSTAR Electric are $19 million, $12 million and $1.7 million, respectively.

NSTAR cannot predict the ultimate outcome of these pending decisions for trial, appeal or the potential subsequent complaints.  However, should NSTAR Electric ultimately prevail, proceeds received would be refunded to customers.

4.  Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition, and cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations, and cash flows of NSTAR during the periods presented and should be read in conjunction with the accompanying consolidated financial statements and related notes and with the MD&A in NSTAR's 2008 Annual Report on Form 10-K.

Business Overview

NSTAR (the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities.  NSTAR's core business is a traditional "pipes and wires" company with a continuing focus on shareholder value and a continued commitment for safe and reliable energy delivery to customers. NSTAR also focuses on providing accurate information and other helpful assistance to its customers, thereby providing a superior customer experience.  NSTAR's strategy is to invest in transmission and distribution assets that will align with its core competencies.

Electric utility operations.  For the six months ended June 30, 2009, NSTAR derived 77% of its operating revenues from the transmission and distribution of electric energy through NSTAR Electric.

Gas operations.  For the six months ended June 30, 2009, NSTAR derived 19% of its operating revenues from the distribution of natural gas through NSTAR Gas.

Unregulated operations.  For the six months ended June 30, 2009, NSTAR derived 4% of its operating revenues from non-utility, unregulated operating subsidiaries involved in telecommunications and district energy operations.

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

Net income attributable to common shareholders for the three and six-month periods ended June 30, 2009 was $56.9 million and $118 million, or $0.53 and $1.10 diluted earnings per share, respectively, as compared to $50.4 million and $109.6 million, or $0.47 and $1.02 diluted earnings per share for the same periods in 2008, as further explained in this discussion.

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

d.  Regulatory Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Through June 30, 2009, $15.7 million has been collected from customers for the Wholesale Power Cost Saving Initiatives.  NSTAR is unable to predict the timing or ultimate outcome of this DPU proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's results of operations.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval. NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR anticipates filing its final 2008 CPSL cost recovery reconciliation with the DPU in the third quarter of 2009.  NSTAR cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued that would disallow a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR’s results of operations, financial position, and cash flows.

Basic Service Bad Debt Adder

On July 1, 2005, in response to a generic DPU order that required electric utilities in Massachusetts to reflect the cost of the energy-related portion of bad debt costs in their Basic Service rates, NSTAR Electric increased its Basic Service rates and reduced its distribution rates for those bad debt costs.  In furtherance of this generic DPU order, NSTAR Electric included a bad debt cost recovery mechanism as a component of its Rate Settlement Agreement.  This recovery mechanism (bad debt adder) allows NSTAR Electric to recover its Basic Service bad debt costs on a fully reconciling basis.  These rates were implemented, effective January 1, 2006, as part of NSTAR Electric’s Rate Settlement Agreement.

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  This proposed rate adjustment was anticipated to be implemented effective July 1, 2007.  On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate.  However, the DPU instructed NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs.  Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement and effectively eliminates the fully reconciling nature of the Basic Service bad debt adder.

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of June 30, 2009, the potential impact to earnings of a disallowance of the bad debt adder would be approximately $18.3 million, pre-tax.  NSTAR cannot predict the timing of this proceeding.

FERC Transmission ROE

NSTAR earns an 11.14% ROE on local transmission facility investments.  The ROE on NSTAR’s regional transmission facilities is 11.64%.  Additional incentive adders are decided on a case-by-case basis according to FERC’s national transmission incentive rules.  The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities that can bring the ROE for NSTAR up to 12.64% for certain qualified regional investments.  In addition, NSTAR may qualify for other incentives on future transmission projects based upon certain conditions that could bring the ROE to 13.1%.

e. American Recovery and Reinvestment Act of 2009 (ARRA)

The American Recovery and Reinvestment Act of 2009 (ARRA) provides resources for significant increases in spending in several energy-related areas that have relevance to NSTAR, including energy efficiency, smart grid funding, renewable energy financing and transmission projects.  These initiatives are largely directed through federal and state governmental agencies and not-for-profit public agencies. NSTAR continues to evaluate the impact of this legislation on its business initiatives in these areas.  Any action will require regulatory approval.

NSTAR is currently pursuing Department of Energy (DOE) Funding Opportunities made available under the ARRA.  During August 2009, NSTAR anticipates applying for Federal grants for the Smart Grid Programs. The requested financing amounts represent 50% of the estimated total project costs.  NSTAR anticipates that most of the remaining costs not recovered through the grant process will be recovered from customers. These projects are anticipated to enhance information technology, communications and monitoring functions and improve reliability and efficiency on NSTAR Electric’s distribution network.

f. Proposed Transmission Investment

On May 21, 2009, NSTAR and Northeast Utilities announced that the FERC issued a declaratory judgment that ruled favorably on the proposed structure of a transmission arrangement for a new participant-funded transmission line between New England and Quebec.   Under this arrangement, firm transmission rights would be assigned to Hydro-Quebec, and the proposed line would transmit at least 1,200 megawatts of power.  NSTAR, Northeast Utilities and Hydro-Quebec have agreed to develop this project, and are currently negotiating long-term agreements.

Results of Operations

The following section of MD&A compares the results of operations for each of the three and six-month periods ended June 30, 2009 and 2008 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Earnings Outlook

NSTAR reaffirms its 2009 earnings guidance and expects to report earnings for the year in the $2.33 per share to $2.43 per share earnings range, assuming more normal weather conditions for the remainder of the year. In addition, the Company now expects to reduce operations and maintenance costs by 4% compared to previous guidance of a reduction of 2%.

Common Share Dividends

NSTAR's current quarterly cash dividend rate is $0.375 per share or $1.50 per share on an annualized basis. On June 18, 2009, NSTAR's Board of Trustees declared a quarterly cash dividend of $0.375 per share for shareholders of record on July 10, 2009, payable August 1, 2009.

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Executive Summary of Quarterly Results

Earnings per common share were as follows:

	Three Months Ended June 30,
	2009	2008	% Change
Basic and Diluted	$0.53	$0.47	12.8

Net income attributable to common shareholders was $56.9 million for the quarter ended June 30, 2009 compared to $50.4 million for the same period in 2008.  Major factors (after-tax) that contributed to the $6.5 million, or 12.9%, increase in 2009 earnings include:

•

Lower operations and maintenance expense was impacted by the timing of current year maintenance costs as compared to 2008. Milder weather in 2009 led to fewer emergent restoration events and lower storm-related costs, and allowed the deployment of employees to capital-related projects rather than expense-related projects.  Also contributing were lower liability claims, lower incidence of employee medical claims, control of outside services and other administrative costs, and fluctuations in the fair value of deferred compensation liabilities ($10.2 million)

•

Lower net interest charges primarily due to decreases in short-term interest rates, increased interest income on income tax items, and increased interest income on regulatory deferrals resulting from higher balances ($3.9 million)

These increases in earnings factors were partially offset by:

•	Lower electric distribution revenues due to a 5.5% decrease in sales offset by the annual inflation rate adjustment ($4.8 million)
•

Lower transmission margin primarily due to a favorable annual cost recovery reconciliation recorded in the second quarter of 2008 offset by higher current earnings resulting from higher investment base ($1.2 million)

•	Higher depreciation and property tax expenses in 2009 related to higher electric and gas plant investments and higher municipal tax rates ($2.5 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $126.2 million, an increase of $32.6 million as compared to the same period in 2008.  The increase primarily reflects a change in the timing of income tax payments.  During the second quarter of 2009, estimated tax payments were lower by $35.7 million as compared to the same period of 2008

•	NSTAR invested approximately $98.9 million in capital projects to improve system reliability and capacity
•	NSTAR paid approximately $40.1 million in common share dividends and retired approximately $38.1 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended June 30,
	2009	2008	% Change

Residential	1,390,494	1,475,305	(5.7)
Commercial, Industrial and other	3,443,658	3,641,352	(5.4)
Total retail sales	4,834,152	5,116,657	(5.5)

Firm Gas Sales and Transportation - BBtu	Three Months Ended June 30,
	2009	2008	% Change

Residential	2,650	2,932	(9.6)
Commercial and Industrial	3,831	3,913	(2.1)
Municipal	456	479	(4.8)
Total firm sales	6,937	7,324	(5.3)

NSTAR’s electric energy sales in the three months ended June 30, 2009 declined 5.5% compared to 2008 primarily due to unfavorable weather conditions resulting from a cooler spring during 2009 as compared to 2008.  Cooling degree-days in the Boston area in the month of June 2009 were down 83% from June 2008. Electric sales were also impacted by economic conditions.

The 5.3% decrease in firm gas and transportation sales is due to economic conditions and continued customer conservation efforts.

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

Weather Conditions

NSTAR forecasts its electric and natural gas sales based on normal weather conditions.  Actual results may vary from those projected due to actual weather conditions, economic conditions, energy conservation, and other factors.  Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Part 1 “Financial Information” of this Form 10-Q.

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

Degree-days measure changes in daily mean temperature levels.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.  The comparative information below relates to heating degree-days for the three months ended June 30, 2009 and 2008 and the number of heating degree-days in a “normal” year using a 30-year average.  NSTAR uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years (currently 1971-2000), as collected at the Worcester Massachusetts airport and Boston’s Logan Airport for heating degree-day data and cooling degree-day data, respectively.  Weather conditions during the three months ended June 30, 2009 measured by heating and cooling degree-days, respectively, were 7.3% higher/colder related to heating degree-days and 62.4% lower/cooler related to cooling degree-days for 2009 as compared to 2008.  Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days
Three months ended June 30, 2009	938
Three months ended June 30, 2008	874
Normal 30-Year Average	972

Percentage that 2009 was colder than 2008	7.3%
Percentage that 2009 was warmer than 30-year average	3.5%

Cooling Degree-Days
Three months ended June 30, 2009	79
Three months ended June 30, 2008	210
Normal 30-Year Average	176

Percentage that 2009 was cooler than 2008	62.4%
Percentage that 2009 was cooler than 30-year average	55.1%

Operating revenues

Operating revenues for the second quarter of 2009 decreased $36.2 million or 4.9% from the same period in 2008 as follows:

(in millions)	Three Months Ended June 30,		Increase/(Decrease)
	2009	2008	Amount	Percent
Electric revenues
Retail distribution and transmission	$245.8	$231.9	$13.9	6.0%
Energy, transition and other	358.5	372.9	(14.4)	(3.9%)
Total retail electric revenues	604.3	604.8	(0.5)	(0.1%)
Gas revenues
Firm and transportation	24.5	24.7	(0.2)	(0.8%)
Energy supply and other	50.4	78.6	(28.2)	(35.9%)
Total gas revenues	74.9	103.3	(28.4)	(27.5%)

Unregulated operations revenues	28.3	35.6	(7.3)	(20.5%)
Total operating revenues	$707.5	$743.7	$(36.2)	(4.9%)

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

The increase of $13.9 million, or 6.0%, in retail distribution and transmission revenues primarily reflects:

•	Increase in transmission revenues is primarily due to the recovery of a higher transmission investment base and recovery of higher regional network service costs ($21.8 million)

These increases were partially offset by:

•

Decreased energy sales of 5.5% due to the impact of weather conditions, economic conditions and customer conservation measures, offset by increased electric revenues resulting from the annual inflation rate adjustment ($7.9 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $14.4 million decrease in energy, transition, and other revenues is primarily attributable to lower demand and lower energy costs.  Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company's service area.  Firm and transportation revenues decreased $0.2 million primarily attributable to the 5.3% decrease in BBtu sales.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenues decrease of $28.2 million primarily reflects a decrease in the cost of gas supply.  These revenues are fully reconciled with the costs currently recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

  Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR's district energy and telecommunications operations.  Unregulated revenues were $28.3 million for the quarter ended June 30, 2009 compared to $35.6 million in 2008, a decrease of $7.3 million, or 20.5%.  The decrease in unregulated revenues is primarily the result of lower energy sales prices and decreased sales for steam and electric services.

Operating expenses

Purchased power and transmission expense was $309.9 million in the second quarter of 2009 compared to $308 million in the same period of 2008, an increase of $1.9 million, or 0.6%.  Despite lower energy sales of 5.5%, the increase in expense reflects higher transmission costs of $26 million due to an increase in regional network support costs.  This increase is partially offset by lower basic service and other energy supply costs for both NSTAR’s regulated and unregulated companies of $20.3 million. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas' supply expense, was $43 million in the second quarter of 2009 compared to $69.8 million in 2008, a decrease of $26.8 million, or 38.4%.  The decrease in expense primarily reflects a decrease in natural gas supply costs.  NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $98.1 million in the second quarter of 2009 compared to $113.9 million in the same period of 2008, a decrease of $15.8 million, or 13.9%.  Lower operations and maintenance expense was impacted by the timing of current year maintenance costs as compared to 2008 ($3.4 million).  Milder weather in 2009 led to lower storm-related costs ($3.1 million).  Also contributing were lower liability claims ($1.2 million), lower incidence of employee medical claims ($2.5 million), control of outside services and other administrative costs ($2.4 million), and fluctuations in the fair value of deferred compensation liabilities ($1.6 million).

Depreciation and amortization expense was $93.4 million in the second quarter of 2009 compared to $93.2 million in the same period of 2008, an increase of $0.2 million or 0.2%.  The increase primarily reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense was $19.2 million in the second quarter of 2009 compared to $16.7 million in the same period of 2008, an increase of $2.5 million, or 15%.  The increase reflects higher spending levels during 2009 and is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus an incentive return.  NSTAR anticipates a further increase in DSM spending during 2009 driven by requirements of the Massachusetts Green Communities Act (GCA).  Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

Property and other taxes expense was $25.4 million in the second quarter of 2009 compared to $23.1 million in the same period of 2008, an increase of $2.3 million, or 10%, reflecting higher overall property investments and higher tax rates.

Income tax expense attributable to operations was $33.5 million in the second quarter of 2009 compared to $30.9 million in the same period of 2008, an increase of $2.6 million, or 8.4%, reflecting higher pre-tax operating income in 2009.

Other income, net

Total other income, net was approximately $1.6 million in the second quarter of 2009 compared to $0.9 million in the same period of 2008, an increase of $0.7 million, or 78%.  The increase relates to increases to the cash surrender value of executive life insurance policies in 2009.

Interest charges (income)

Long-term debt and transition property securitization certificates interest charges were $39.5 million in the second quarter of 2009 compared to $40.5 million in the same period of 2008, a decrease of $1.0 million, or 2.5%.  This decrease in interest charges reflects:

•	Lower interest costs of $2.2 million on transition property securitization debt attributable to scheduled principal pay downs

This decrease was partially offset by:

•	Higher interest costs of $1.3 million associated with NSTAR Electric’s February 2009 $100 million issuance of 5.625% debentures

Short-term debt and other interest charges (income), net were $10.2 million of net interest income in the second quarter of 2009 compared to $1.7 million of net interest income in the same period of 2008, a change of $8.5 million.  The change in short-term and other net interest charges (income) reflects:

•

Lower short-term borrowing costs of $2 million resulting from a 195 basis point decrease in the weighted average short-term borrowing rates from second quarter 2008 (2.30%) to second quarter 2009 (0.35%). Partially offsetting the lower rates was an increase in the average level of borrowed funds as compared to the same period in 2008

•	Increased interest income of $7 million related to the timing of collections from customers of certain regulatory assets and interest income on tax related items

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Executive Summary of Year to Date Results

Earnings per common share were as follows:

	Six Months Ended June 30,
	2009	2008	% Change
Basic	$1.10	$1.03	6.8
Diluted	$1.10	$1.02	7.8

Net income attributable to common shareholders was $118 million for the six-month period ended June 30, 2009 compared to $109.6 million for the same period in 2008.  Major factors (after-tax) that contributed to the $8.4 million, or 7.7%, increase in 2009 earnings include:

•

Lower operations and maintenance expense was impacted by the timing of current year maintenance costs as compared to 2008.  Milder weather in 2009 led to fewer emergent restoration events and lower storm-related costs, and allowed the deployment of employees to capital-related projects rather than expense-related projects.  Also contributing were lower liability claims, lower incidence of employee medical claims, control of outside services and other administrative costs, and fluctuations in the fair value of deferred compensation liabilities ($12.6 million)

•	Lower net interest charges primarily due to decreases in short-term interest rates, increased interest income on income tax items and increased interest income on regulatory deferrals ($5.6 million)
•	Higher firm gas revenues due to higher sales of 0.8% ($1.0 million)
•	Higher transmission revenues as a result of increased transmission investment base ($2.2 million)

These increases in earnings factors were partially offset by:

•	Lower electric distribution revenues due to a 3.8% decrease in sales offset by the annual inflation rate adjustment ($4.1 million)
•	Higher depreciation and property tax expenses in 2009 related to higher electric and gas plant investment and higher municipal tax rates ($5.3 million)
•	The absence of income from an environmental settlement that occurred during the first half of 2008 ($2.9 million)
•	The absence of a cumulative impact in 2008 of implementing the March 29, 2008 FERC ROE order ($2.4 million)

Significant cash flow events during the first half of 2009 include the following:

•

Cash flows from operating activities provided approximately $368.9 million, an increase of $73.5 million, as compared to the same period in 2008.  The increase primarily reflects a change in the timing of income tax payments and the timing of the recovery of energy supply costs when compared to the same period in 2008.  Estimated tax payments were lower by $35.4 million during the period as compared to payments made in 2008.  These positive sources of cash were partially offset by the timing of payables and energy supply payments

•	NSTAR invested approximately $207 million in capital projects to improve system reliability and capacity
•	NSTAR paid approximately $80.1 million in common share dividends and retired approximately $75.7 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Six Months Ended June 30,
	2009	2008	% Change

Residential	3,116,588	3,173,798	(1.8)
Commercial, Industrial and other	7,023,471	7,367,598	(4.7)
Total retail sales	10,140,059	10,541,396	(3.8)

Firm Gas Sales and Transportation - BBtu	Six Months Ended June 30,
	2009	2008	% Change

Residential	12,984	12,641	2.7
Commercial and Industrial	12,675	12,847	(1.3)
Municipal	1,896	1,858	2.0
Total firm sales	27,555	27,346	0.8

NSTAR’s electric energy sales in the six months ended June 30, 2009 declined 3.8% compared to 2008. Electric sales have been impacted by cooler weather in the second quarter of 2009 and by economic conditions.

Weather conditions positively impacted gas sales.  The 0.8% increase in firm gas and transportation sales is due to the colder winter weather that directly impacts residential sales.  Each of the gas customer segments experienced unfavorable offsetting impacts from economic conditions and continued customer conservation efforts.

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

Weather Conditions

Refer to and consider for this six-month period ended June 30, 2009 discussion, NSTAR’s disclosure on factors that affect its energy sales, including the effect of variable weather conditions, and a description and use of energy degree-days, as found in the “Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008 – Weather Conditions” section of this MD&A.

The following comparative information relates to heating and cooling degree-days for the six months ended June 30, 2009 and 2008 and the number of heating and cooling degree-days in a “normal” year using a 30-year average.  Weather conditions during the six months ended June 30, 2009 measured by heating and cooling degree-days, respectively, were 5.7% higher/colder related to heating degree-days and 62.4% lower/cooler related to cooling degree-days for 2009 as compared to 2008.  Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days
Six months ended June 30, 2009	4,290
Six months ended June 30, 2008	4,060
Normal 30-Year Average	4,276

Percentage that 2009 was colder than 2008	5.7%
Percentage that 2009 was colder than 30-year average	0.3%

Cooling Degree-Days
Six months ended June 30, 2009	79
Six months ended June 30, 2008	210
Normal 30-Year Average	176

Percentage that 2009 was cooler than 2008	62.4%
Percentage that 2009 was cooler than 30-year average	55.1%

Operating revenues

Operating revenues for the first half of 2009 increased $16 million or 1.0% from the same period in 2008 as follows:

(in millions)	Six Months Ended June 30,		Increase/(Decrease)
	2009	2008	Amount	Percent
Electric revenues
Retail distribution and transmission	$482.3	$446.3	$36.0	8.1%
Energy, transition and other	794.5	777.7	16.8	2.2%
Total retail electric revenues	1,276.8	1,224.0	52.8	4.3%
Gas revenues
Firm and transportation	86.6	85.1	1.5	1.8%
Energy supply and other	220.4	252.8	(32.4)	(12.8%)
Total gas revenues	307.0	337.9	(30.9)	(9.1%)

Unregulated operations revenues	71.5	77.4	(5.9)	(7.6%)
Total operating revenues	$1,655.3	$1,639.3	$16.0	1.0%

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

The increase of $36.0 million, or 8.1%, in retail distribution and transmission revenues primarily reflects:

•	Increase in transmission revenues primarily due to the recovery of a higher transmission investment base and recovery of higher regional transmission network service costs ($43.1 million)

These increases were partially offset by:

•

Decreased energy sales of 3.8% due primarily to the impacts of weather conditions, economic conditions, customer conservation measures and the additional day in February 2008 caused by the leap year that had an unfavorable 0.6% impact on sales offset by increased electric revenues resulting from the annual inflation rate adjustment ($6.7 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $16.8 million increase in energy, transition, and other revenues is primarily attributable to the increased recovery of energy supply costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area.  The $1.5 million increase in firm and transportation revenues is primarily attributable to colder weather conditions in the first quarter partially offset by customers converting to alternate fuel sources from natural gas as a result of higher energy price concerns.  These factors resulted in the increase in sales volumes of 0.8%.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenues decrease of $32.4 million primarily reflects a decrease in the cost of gas supply.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

  Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR's district energy and telecommunications operations.  Unregulated revenues were $71.5 million through June 30, 2009 compared to $77.4 million in 2008, a decrease of $5.9 million, or 7.6%.  The decrease in unregulated revenues is primarily the result of decreases in energy sales due to weather conditions and customer conservation measures, lower energy sales prices and lower ISO-NE forward reserve revenues during 2009.

Operating expenses

Purchased power and transmission expense was $707.8 million in the first half of 2009 compared to $654.9 million in the same period of 2008, an increase of $52.9 million, or 8.1%.  Despite lower energy sales of 3.8%, the increase in expense reflects higher transmission costs of $55 million primarily due to an increase in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas' supply expense, was $200.1 million in the first half of 2009 compared to $232.3 million in 2008, a decrease of $32.2 million, or 13.9%.  Despite slightly higher firm gas sales of 0.8%, the decrease in cost primarily reflects the lower costs of gas supply per therm. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $208.1 million in the first half of 2009 compared to $226.3 million in the same period of 2008, a decrease of $18.2 million, or 8%.  Lower operations and maintenance expense was impacted by the timing of current year maintenance costs as compared to 2008 ($3.1 million). Milder weather in 2009 led to lower storm-related costs ($4.8 million).  Also contributing were lower liability claims ($1.8 million), lower incidence of employee medical claims ($0.7 million), control of outside services and other administrative costs ($4.1 million), higher PAM amortization ($3.4 million), and fluctuations in the fair value of deferred compensation liabilities ($1.3 million).

Depreciation and amortization expense was $194.7 million in the first half of 2009 compared to $192.5 million in the same period of 2008, an increase of $2.2 million or 1.1%.  The increase primarily reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense was $38.4 million in the first half of 2009 compared to $35.0 million in the same period of 2008, an increase of $3.4 million, or 9.7%.  The increase reflects higher spending levels during 2009 and is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus an incentive return.  NSTAR anticipates a further increase in DSM spending during 2009 driven by requirements of the GCA.  These spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

Property and other taxes expense was $55.3 million in the first half of 2009 compared to $50.1 million in the same period of 2008, an increase of $5.2 million, or 10.4%, reflecting higher overall property investments and higher tax rates.

Income tax expense attributable to operations was $69.4 million in the first half of 2009 compared to $64.7 million in the same period of 2008, an increase of $4.7 million, or 7.3%, reflecting higher pre-tax operating income in 2009.

Other income, net

Total other income, net  was approximately $2.2 million in the first half of 2009 compared to $4.7 million in the same period of 2008, a decrease of $2.5 million, or 53%.  The decrease relates primarily to the absence of income related to an environmental settlement in the first quarter of 2008 ($2.9 million), partially offset by the receipt of proceeds in 2009 from executive life insurance proceeds ($0.8 million).

Interest charges (income)

Long-term debt and transition property securitization certificates interest charges were $79.3 million in the first half of 2009 compared to $81.8 million in the same period of 2008, a decrease of $2.5 million, or 3%.  This decrease in interest charges reflects:

•	Lower interest costs of $4.3 million on transition property securitization debt attributable to scheduled principal pay downs

This decrease was partially offset by:

•	Higher interest costs of $2 million associated with NSTAR Electric’s February 2009 $100 million issuance of 5.625% debentures

Short-term debt and other interest charges (income), net were $14.2 million of net interest income in the first half of 2009 compared to $3.2 million of net interest income in the same period of 2008, a change of $11 million.  The change in short-term and other net interest charges (income) reflects:

•

Lower borrowing costs of $4.6 million resulting from a 241 basis point decrease in the  weighted average short-term borrowing rates from the first half of 2008 (2.90%) to the first half of 2009 (0.49%).  Partially offsetting the lower rates was an increase in the average level of borrowed funds as compared to the same period in 2008

•	Increased interest income of $7.2 million related to the timing of collections from customers of certain regulatory assets and interest income on federal income tax items

AFUDC decreased $0.8 million in the first half of 2009 due to lower short-term borrowing rates.

Liquidity and Capital Resources

Financial Market Impact

Ongoing volatility and uncertainty in the financial markets may adversely impact the availability of credit and the cost of credit to NSTAR and its subsidiary companies.  NSTAR and its subsidiaries utilize the commercial paper market to meet their short-term cash requirements.  NSTAR and NSTAR Electric currently have Revolving Credit Agreements in place through December 2012.  These Credit Agreements serve as a liquidity backup to the commercial paper program.  Short-term commercial paper debt obligations are commonly refinanced to long-term obligations with fixed-rate bonds or notes as needed and when interest rates are considered favorable.  Refer to Item 1A, Risk Factors, in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2008, for a further discussion.

As a result of declines in the financial markets and their impact on NSTAR’s Pension and PBOP Plan investments, NSTAR continues to evaluate the extent to which it may make additional cash contributions. Should NSTAR elect to increase its level of funding to these plans, NSTAR believes it has adequate access to capital resources to support its contributions.

Working Capital

NSTAR anticipates refinancing its current maturities of long-term debt obligations.  NSTAR (parent company) has a $500 million facility due in February 2010.  NSTAR Electric has a $125 million facility due in May 2010.  Refinancing may take the form of a public debt offering or may take place through bank facilities, depending upon credit market conditions and financing terms.

Current Cash Flow Activity

     Operating Activities

The net cash provided by operating activities was $369 million in the first half of 2009, as compared to $295.4 million in the same period in 2008, an increase of approximately $74 million primarily due to lower income tax payments related to higher bonus depreciation partially offset by higher contributions to the pension and postretirement plans.  Also contributing are higher collections of energy supply costs. Partially offsetting these factors are higher payments of accounts payable.  NSTAR anticipates making an additional $14 million of contributions to the Pension Plan and an additional $16 million to the PBOP Plan during the second half of 2009.

     Investing Activities

The net cash used in investing activities in the first half of 2009 was $206.5 million, compared to $206.0 million during the same period in 2008.  The majority of these expenditures were for system reliability improvements and capacity improvements in the NSTAR service territory.

     Financing Activities

Net cash used in financing activities in the first half of 2009 was $156 million compared to $99 million in the first half of 2008.  Uses of cash primarily reflect long-term and securitized debt redemptions of $76 million in 2009 compared to $79 million in 2008, dividend payments of $81 million in 2009 compared to $76 million in 2008.  In addition, NSTAR's short-term debt decreased by $89 million to $493.5 million at June 30, 2009 compared to $582.9 million at December 31, 2008.  Sources of cash during the first half of 2009 included proceeds from NSTAR Electric's issuance, at a premium of $4.6 million, of $100 million in ten-year fixed-rate (5.625%) Debentures that were used to pay down short-term debt.

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

     Income Tax Payments

During the first half of 2009 and 2008, NSTAR made income tax payments of $50.4 million and $85.8 million, respectively.

Refundable Income Tax

The refundable income tax of $129.1 million related to the SSCM will be fully refunded to NSTAR including interest.  Subject to timely completion of IRS appeals discussions, approximately $100 million is expected by December 31, 2009 and the remainder is expected by March 31, 2010.

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements.  Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times, excluding Transition Property Securitization Certificates and excluding accumulated other comprehensive income (loss) from common equity. NSTAR Gas was in compliance with its financial covenant requirements including a minimum equity requirement, under its long-term debt arrangements at June 30, 2009 and December 31, 2008.  Under the minimum equity requirement, the outstanding long-term debt of NSTAR Gas must not exceed equity.  NSTAR's long-term debt other than its secured debt, issued by NSTAR Gas and MATEP, is unsecured.

NSTAR (Holding Company) currently has a $175 million revolving credit agreement that expires December 31, 2012.  At June 30, 2009 and December 31, 2008, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at June 30, 2009 and December 31, 2008, had $163 million and $175 million outstanding, respectively.  Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  Commitment fees must be paid on the total agreement amount.  At June 30, 2009 and December 31, 2008, NSTAR was in full compliance with the aforementioned covenant as the ratios were 59.6% and 60.2%, respectively.

On April 6, 2009, the DPU approved NSTAR Electric’s new two-year financing plan to issue an additional $500 million in long-term debt securities.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2010, with maturity dates no later than October 21, 2011, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At June 30, 2009 and December 31, 2008, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had $330.5 million and $354.6 million outstanding balances at June 30, 2009 and December 31, 2008, respectively.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  At June 30, 2009 and December 31, 2008, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the ratios were 48.3% and 47.6%, respectively.

NSTAR Gas has a $100 million line of credit.  This line of credit is due to expire on December 11, 2009. NSTAR Gas anticipates that this line of credit will be renewed.  As of June 30, 2009 and December 31, 2008, NSTAR Gas had zero and $53.3 million outstanding, respectively.

On July 24, 2009, NSTAR Gas filed an application with the DPU to seek approval to issue up to $125 million of long-term debt.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements.  However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR's or its subsidiaries' financial condition and credit ratings.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity.  As of June 30, 2009, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.2 billion of their total common equity (approximately $2.4 billion) to NSTAR and remain in compliance with debt covenants.  Based on NSTAR's key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected cash requirements.

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

Certain renewable energy requirements of the GCA may require NSTAR to enter into renewable energy supply contracts extending longer than twelve months, in order to satisfy renewable supply requirements.

Interest Rate Risk

NSTAR believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs.  These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable. The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding.  The weighted average interest rates, including fees for short-term indebtedness, were 0.35% and 2.30% for the three months ended June 30, 2009 and 2008, respectively, and 0.49% and 2.90% for the six months ended June 30, 2009 and 2008, respectively.  On a long-term basis, NSTAR mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

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

Part II.  Other Information

Item 1.  Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation.  Management is unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs ("legal liabilities") that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, financial condition, or cash flows.

Item 1A.  Risk Factors

Shareholders or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR's Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the NSTAR Long Term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended June 30, 2009, all shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

April	266,712	$30.99
May	198,616	$30.94
June	36,067	$30.66
Total second quarter	501,395	$30.94

Item 4.  Submission of Matters to a Vote of Security Holders

NSTAR’s Annual Meeting of Shareholders was held on April 30, 2009.  Proxies representing 90,862,993 shares, or 85%, of the 106,808,376 outstanding shares entitled to vote were present at the Annual Meeting, constituting a quorum.  The shareholder voting results of the election of three Class I trustees, the ratification of the appointment of NSTAR’s independent registered public accounting firm, and shareholder approval of an amendment to NSTAR’s Declaration of Trust are presented as follows:

Proposal 1.  The following three Class I trustees were elected to serve until the 2012 Annual Meeting and until the election and qualification of their respective successors:

Nominees	For	Withheld

Thomas G. Dignan, Jr.	89,157,146	1,705,847
Matina S. Horner	89,198,046	1,664,947
Gerald L. Wilson	89,354,325	1,508,668

Proposal 2.  Shareholders ratified the appointment of PricewaterhouseCoopers LLP as NSTAR’s independent registered public accounting firm for the 2009 fiscal year (which required the approval of a majority of the votes cast), as follows:

For		Against		Abstain

89,354,571	98.3%	984,975	1.1%	523,447	0.6%

Proposal 3.  Shareholders approved an amendment to NSTAR’s Declaration of Trust (which required the approval of a majority of the outstanding shares), to require a majority vote standard for the election of trustees in uncontested elections, as follows:

For		Against		Abstain		Unvoted

87,634,448	82.0%	2,338,008	2.2%	890,537	0.8%	15,945,383	15.0%

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

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

NSTAR
(Registrant)

Date: July 31, 2009	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer