Form 10-Q
period 2009-09-30
NSTAR/MA
filed 2009-10-30
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

The number of shares outstanding of the registrant's class of common stock was 106,808,376 Common Shares, par value $1 per share, as of October 29, 2009.

NSTAR

Form 10-Q

 Quarterly Period Ended September 30, 2009

Table of Contents

		Page No.
Glossary of Terms		2

Cautionary Statement Regarding Forward-Looking Information		3

Part I. Financial Information:
Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Income	4
	Consolidated Statements of Retained Earnings	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Balance Sheets	6 - 7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9 - 20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20 - 38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38 - 39
Item 4.	Controls and Procedures	39

Part II. Other Information:
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	41

Signature		42

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Parent company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
Unregulated operations	Represents non rate-regulated operations of AES, NSTAR Com, and Hopkinton
Regulatory and Other Authorities
DOE	U. S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FERC	Federal Energy Regulatory Commission
IRS	U. S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U. S. Securities and Exchange Commission
Other
AFUDC	Allowance for Funds Used During Construction
ARRA	American Recovery and Reinvestment Act of 2009
BBtu	Billions of British thermal units
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
EPS	Earnings Per Common Share
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
LDAC	Local Distribution Adjustment Clause
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
RMR	Reliability Must Run
ROE	Return on Equity
SIP	Simplified Incentive Plan
SSCM	Simplified Service Cost Method
YA	Yankee Atomic Electric Company

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
•

changes to prevailing local, state, and federal governmental policies and regulatory actions (including those of the DPU and the FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets and energy costs, financings, municipalization, acquisition and disposition of assets, operation and construction of facilities, changes in tax laws and policies, and changes in, and compliance with, environmental and safety laws and policies

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

Part I.  Financial Information

Item 1.  Financial Statements

NSTAR

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating revenues	$771,475	$892,208	$2,426,789	$2,531,504

Operating expenses:
Purchased power and transmission	329,852	434,690	1,037,612	1,089,579
Cost of gas sold	19,783	38,697	219,865	271,023
Operations and maintenance	102,984	106,618	311,089	332,874
Depreciation and amortization	91,623	91,738	286,285	284,200
DSM and renewable energy programs	26,357	19,767	64,725	54,762
Property and other taxes	26,346	23,711	81,666	73,808
Income taxes	53,700	53,699	123,127	118,446
Total operating expenses	650,645	768,920	2,124,369	2,224,692

Operating income	120,830	123,288	302,420	306,812

Other income (deductions):
Other income, net	1,831	1,931	4,674	7,236
Other deductions, net	(180)	(1,699)	(839)	(2,346)
Total other income, net	1,651	232	3,835	4,890

Interest charges (income):
Long-term debt	34,512	33,329	102,983	100,061
Transition property securitization	4,792	6,982	15,595	22,090
Short-term debt and other, net	(4,837)	(2,852)	(19,025)	(6,026)
AFUDC	(114)	(249)	(376)	(1,318)
Total interest charges	34,353	37,210	99,177	114,807

Net income	88,128	86,310	207,078	196,895
Less: Preferred stock dividends of subsidiary to the noncontrolling interest	490	490	1,470	1,470
Net income attributable to common shareholders	$87,638	$85,820	$205,608	$195,425

Weighted average common shares outstanding:
Basic	106,808	106,808	106,808	106,808
Diluted	106,981	107,038	106,987	107,030

Earnings per common share:
Basic	$0.82	$0.80	$1.93	$1.83
Diluted	$0.82	$0.80	$1.92	$1.83

Dividends declared per common share	$0.375	$0.35	$1.125	$1.05

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance at the beginning of the period	$914,135	$825,765	$876,271	$790,926
Add:
Net income	88,128	86,310	207,078	196,895
	1,002,263	912,075	1,083,349	987,821
Deduct:
Dividends declared:
Common shares	40,053	37,383	120,159	112,149
Preferred stock dividends of subsidiary to the noncontrolling interest	490	490	1,470	1,470
	40,543	37,873	121,629	113,619

Balance at the end of the period	$961,720	$874,202	$961,720	$874,202

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$88,128	$86,310	$207,078	$196,895
Other comprehensive income, net:
Pension and postretirement benefits costs	400	537	1,199	1,496
Deferred income tax expense	(165)	(243)	(494)	(616)
Total other comprehensive income, net	235	294	705	880

Comprehensive income	88,363	86,604	207,783	197,775
Less: Preferred stock dividends of subsidiary to the noncontrolling interest	490	490	1,470	1,470

Comprehensive income attributable to NSTAR	$87,873	$86,114	$206,313	$196,305

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2009	2008

Assets
Utility plant:
Electric and gas plant in service, at original cost	$5,936,784	$5,694,537
Less: accumulated depreciation	1,495,039	1,418,429
	4,441,745	4,276,108
Construction work in progress	70,371	122,294
Net utility plant	4,512,116	4,398,402

Other property and investments:
Nonutility property, net	136,726	139,764
Electric equity investments	5,558	6,701
Other investments	73,091	72,475
	215,375	218,940

Current assets:
Cash and cash equivalents	23,434	21,984
Restricted cash	8,309	9,581
Accounts receivable, net of allowance of $31,457 and $32,859, respectively	275,260	332,465
Accrued unbilled revenues	58,797	61,892
Regulatory assets	285,737	439,914
Inventory, at average cost	73,834	93,684
Refundable income taxes	129,120	129,120
Other	41,370	32,721
	895,861	1,121,361

Deferred debits:
Regulatory assets	2,326,212	2,466,018
Other	64,446	64,768
	2,390,658	2,530,786

Total assets	$8,014,010	$8,269,489

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2009	2008

Capitalization and Liabilities

Common equity:
Common shares, par value $1 per share, 200,000,000
shares authorized, 106,808,376 issued and outstanding	$106,808	$106,808
Premium on common shares	815,061	818,601
Retained earnings	961,720	876,271
Accumulated other comprehensive loss	(12,820)	(13,525)
Total common equity	1,870,769	1,788,155

Noncontrolling interest – preferred stock of subsidiary	43,000	43,000

Long-term debt:
Long-term debt	1,487,280	2,012,467
Transition property securitization	212,202	331,209
	1,699,482	2,343,676

Current liabilities:
Long-term debt	631,111	5,444
Transition property securitization	98,600	92,580
Notes payable	414,800	582,883
Income taxes	108,005	87,880
Accounts payable	206,904	291,012
Power contract obligations	132,330	155,815
Accrued interest	34,922	31,073
Dividends payable	40,380	40,380
Accrued expenses	15,099	19,251
Other	72,154	88,664
	1,754,305	1,394,982

Deferred credits:
Accumulated deferred income taxes	1,165,082	1,130,437
Power contract obligations	245,843	345,993
Pension and other postretirement liability	766,310	749,774
Regulatory liability - cost of removal	272,874	264,959
Other	196,345	208,513
	2,646,454	2,699,676

Commitments and contingencies

Total capitalization and liabilities	$8,014,010	$8,269,489

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net income	$207,078	$196,895
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	290,845	289,379
Deferred income taxes	10,640	(11,527)
Noncash stock-based compensation	6,616	7,591
Net changes in:
Accounts receivable and accrued unbilled revenues	60,300	18,139
Inventory, at average cost	19,850	(28,182)
Other current assets	(8,649)	(109)
Accounts payable	(42,907)	(15,278)
Accrued expenses	(4,152)	(720)
Other current liabilities	7,464	55,719
Regulatory assets	121,418	57,193
Long-term power contract obligations	(91,722)	(88,816)
Net change from other miscellaneous operating activities	20,035	(26,378)
Net cash provided by operating activities	596,816	453,906
Investing activities:
Plant expenditures (including AFUDC)	(283,535)	(312,125)
Proceeds from sale of utility property	2,074	1,750
Decrease (increase) in restricted cash	1,272	(9,083)
Net change in other investment activities	(2,405)	7,014
Net cash used in investing activities	(282,594)	(312,444)
Financing activities:
Long-term debt redemptions	(4,753)	(4,463)
Transition property securitization redemptions	(112,987)	(115,886)
Issuance of long-term debt	100,000	-
Premium on issuance of long-term debt	4,553	-
Debt issuance costs	(875)	-
Net change in notes payable	(168,083)	98,787
Change in disbursement accounts	(929)	(3,085)
Common share dividends paid	(120,159)	(112,149)
Preferred stock dividends of subsidiary to the noncontrolling interest	(1,470)	(1,470)
Cash received for exercise of equity compensation	4,235	3,254
Cash used to settle equity compensation	(12,736)	(9,076)
Windfall tax effect of settlement of equity compensation	432	522
Net cash used in financing activities	(312,772)	(143,566)

Net increase (decrease) in cash and cash equivalents	1,450	(2,104)
Cash and cash equivalents at the beginning of the year	21,984	34,121
Cash and cash equivalents at the end of the period	$23,434	$32,017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$113,562	$123,199
Income taxes	$69,717	$108,260

Non-cash investing activity:
Plant expenditures included in accounts payable	$12,087	$22,004

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

2.  Basis of Consolidation and Accounting

The accompanying consolidated financial information presented as of September 30, 2009 and for the three and nine-month periods ended September 30, 2009 and 2008 has been prepared from NSTAR's books and records without audit by an independent registered public accounting firm.  However, NSTAR's independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB.  The review report is filed as Exhibit 99.1 to this Form 10-Q. Financial information as of December 31, 2008 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP.  In the opinion of NSTAR's management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included. Certain immaterial reclassifications have been made to the accompanying prior period Consolidated Statement of Cash Flow amounts to conform to the current period’s presentation.

NSTAR's utility subsidiaries follow accounting policies prescribed by the FERC and the DPU.  In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the SEC. NSTAR's utility subsidiaries are subject to the application of an accounting standard that considers the effects of regulation resulting from differences in the timing of their recognition of certain revenues and expenses from those of other businesses and industries.  The distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of this accounting standard.

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

The results of operations for the three and nine-month periods ended September 30, 2009 and 2008 are not indicative of the results that may be expected for an entire year.  The demand for electricity and natural gas is affected by weather conditions, economic conditions and consumer conservation behavior.  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

3.  Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR’s net periodic Pension Plan and PBOP Plan benefit costs for the third quarter are based on the latest annual actuarial valuation.

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

Pension

NSTAR provides a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees.  During the nine months ended September 30, 2009, NSTAR contributed approximately $30 million to the Plan.  NSTAR currently anticipates contributing approximately $70 million of additional funds to the Plan during the remainder of 2009.  The actual level of funding may be different from this estimate.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Service cost	$5.5	$5.3	$16.6	$15.9
Interest cost	16.0	15.9	48.2	47.7
Expected return on Plan assets	(14.5)	(21.6)	(43.6)	(64.7)
Amortization of prior service cost	(0.1)	0.1	(0.5)	0.2
Recognized actuarial loss	13.6	4.0	40.7	12.0
Net periodic pension benefit cost	$20.5	$3.7	$61.4	$11.1

Postretirement Benefits Other than Pensions

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements.  Under certain circumstances, eligible retirees are required to contribute to the costs of postretirement benefits.  During the nine months ended September 30, 2009, NSTAR contributed approximately $22 million to this plan and anticipates contributing approximately $8 million for the remainder of 2009 toward these benefits.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Service cost	$1.5	$1.5	$4.6	$4.4
Interest cost	9.0	9.1	27.1	27.2
Expected return on Plan assets	(4.5)	(7.1)	(13.5)	(21.3)
Amortization of prior service cost	(0.4)	(0.4)	(1.1)	(1.2)
Amortization of transition obligation	0.2	0.2	0.6	0.6
Recognized actuarial loss	4.9	2.2	14.5	6.7
Net periodic postretirement benefit cost	$10.7	$5.5	$32.2	$16.4

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

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)

Series	Current Shares Outstanding	Redemption Price/Share	September 30, 2009	December 31, 2008
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000
Total non-mandatory redeemable series			$43,000	$43,000

During the year ended December 31, 2008 and during the nine months ended September 30, 2009, there were no changes in the noncontrolling interest of NSTAR Electric.

Effective January 1, 2009, NSTAR prospectively adopted a new accounting standard, except for the retrospective presentation and disclosure requirements, related to noncontrolling interests.  In connection with this adoption, NSTAR evaluated the requirements with respect to the presentation of preferred stock of its NSTAR Electric subsidiary.  NSTAR is required to reflect NSTAR Electric’s noncontrolling interest preferred stock as noncontrolling interest of a subsidiary in the accompanying Consolidated Balance Sheets outside of permanent equity.  Each of the two preferred stock series contains provisions relating to non-payment of preferred dividends that could potentially result in the preferred shareholders being granted the majority control of the Board of Directors of NSTAR Electric until all preferred dividends are paid.  As a result, the preferred stock has not been classified within permanent equity.  The dividends on NSTAR Electric’s preferred stock to the noncontrolling interest are reflected separately after net income and before net income attributable to common shareholders on the accompanying Consolidated Statements of Income.  The dividends are reported as comprehensive income attributable to the noncontrolling interest on the accompanying Consolidated Statements of Comprehensive Income.

5.  Short-Term Debt and Other Interest Charges (Income), net

Major components of interest charges (income) related to short-term debt and other, net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Short-term debt	$241	$2,579	$1,228	$8,162
Regulatory assets	(5,493)	(4,971)	(16,514)	(12,407)
Interest on income tax items	(459)	(873)	(6,746)	(3,609)
Other	874	413	3,007	1,828
Total short-term debt and other, net	$(4,837)	$(2,852)	$(19,025)	$(6,026)

6. New Accounting Standards Updates

Disclosures about Pension and Other Postretirement Plan Assets

Effective December 31, 2009, the Company will implement additional disclosure requirements for pension and other postretirement plan assets.  These additional disclosures include: how management makes investment allocation decisions, the major categories of plan assets, the valuation methodologies used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs, changes in plan assets for the period, and significant concentrations of risk within plan assets.  Since this requirement relates only to disclosures about the Company’s pension and other postretirement plan assets, the additional disclosure requirements will not affect the Company’s financial position, results of operations, or cash flows.

Variable Interest Entities

Amended consolidation guidance applicable to variable interest entities will be effective for NSTAR beginning in fiscal year 2010.  The Company continues to assess the potential impact of adoption.

7. Subsequent Events

Management has reviewed subsequent events through October 29, 2009 and concluded that no material subsequent events have occurred that are not accounted for in the accompanying financial statements or disclosed in the accompanying notes.

Note B.  Cost of Removal

For NSTAR's regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment.  As of September 30, 2009 and December 31, 2008, the estimated amounts of the cost of removal included in regulatory liabilities were approximately $273 million and $265 million, respectively, and are reflected as “Deferred credits: Regulatory liability – cost of removal” on the accompanying Consolidated Balance Sheets.  These estimates are based on the cost of removal component in current depreciation rates.

Note C.  Derivative Instruments

     Energy Contracts

NSTAR has determined that its electricity supply contracts qualify for, and NSTAR has elected, the normal purchases and sales exception of the applicable accounting standards and guidance.  As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets.  NSTAR Gas has only one significant gas supply contract.  This contract is essentially an all-requirements portfolio asset management contract that expires in October 2010.  This contract contains market-based pricing terms, and therefore no financial statement adjustments to mark the contracts to market are required.  Gas supply costs incurred related to the gas asset management contract were approximately $9 million and $23 million for the three-month periods and $122 million and $196 million for the nine-month periods ended September 30, 2009 and 2008, respectively, and have been recorded to Cost of gas sold on the accompanying Consolidated Statements of Income. Refer to the accompanying Part 1, Item 3, “Quantitative and Qualitative Disclosures About Market Risks” for a further discussion.

      Gas Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases.  This practice is designed to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure gas supply.  These contracts qualify as derivative financial instruments under applicable accounting guidance.  Accordingly, the fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date.  All actual costs incurred or benefits realized are included in the CGAC of NSTAR Gas.  As a result, NSTAR Gas records an offsetting regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income.  Currently, these derivative contracts extend through April 2010.

Derivative Instruments and Hedging Activities

The following disclosures summarize the fair value of NSTAR Gas’ hedging agreements, the asset and liability positions of these hedging agreements and related settlements:

(in thousands)	September 30, 2009	December 31, 2008
Gas Hedging Agreements
Consolidated Balance Sheet Account:
Current liabilities – power contract obligations	$962	$32,275
Deferred credits – power contract obligations	-	600
Total potential liability for derivative instruments	$962	$32,875

	Amount of Gain or (Loss) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
Settlement of Gas Hedging Agreements	2009	2008	2009	2008
Consolidated Statement of Income Account:
(Increase) decrease to Cost of gas sold	$617	$-	$(42,343)	$(2,443)
Increase (decrease) to revenues reflecting recovery of or return of settlements to customers	(617)	-	42,343	2,443
Net earnings impact	$-	$-	$-	$-

As of September 30, 2009, these gas hedging agreements, representing eleven individual contracts, hedged approximately 9,360 BBtu.  The settlement of these contracts may have a short-term cash flow impact.  Over the long-term any such effects are mitigated by a regulatory recovery mechanism for those costs.

Potential counterparty credit risk is minimized by collateral requirements as specified in credit support agreements to the contracts that are based on the credit rating of the counterparty and the fair value exposure under each contract’s term.  In the event of a downgrade in the credit rating of either party, these agreements may require that party to immediately collateralize, by either cash payment, letter of credit, or other qualifying security instrument, any exposure that exists for obligations in excess of specified threshold amounts.

NSTAR Gas is also subject to this credit risk-related contingent feature.  Based on market conditions at the time of a downgrade, NSTAR Gas could be required to post collateral in an amount that could be equal to or less than the fair value of the liability at the time of the downgrade.  As of September 30, 2009, NSTAR Gas has an A+ Standard & Poors Credit Issuer rating.  Collateral obligations are required in the event of a downgrade below an A rating by Standard & Poors and/or if the fair value of the contract exceeds established credit thresholds.  Based on NSTAR Gas’ liability position with its gas hedge contract counterparties as of September 30, 2009, should NSTAR Gas’ credit rating be downgraded the following collateral obligations would result:

	Level Below	Incremental	Cumulative
Credit Ratings Downgraded to:	“A” Rating	Obligations	Obligations
(in thousands)
A-/A3	1	$ -	$ -
BBB+/Baa1	2	-	-
BBB/Baa2	3	-	-
BBB-/Baa3, or below investment grade	4	962	962

In addition, these agreements contain cross-default provisions that would allow NSTAR Gas and its counterparties to terminate and liquidate a gas hedge contract if either party is in default on other swap agreements with that same counterparty, or another unrelated agreement with that same counterparty in excess of stipulated threshold amounts.

Note D.  Income Taxes

NSTAR recognizes deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  Pursuant to the application of certain accounting standards related to regulated companies and income taxes, net regulatory assets of $27.9 million and $29.2 million and corresponding net increases in accumulated deferred income taxes were recorded as of September 30, 2009 and December 31, 2008, respectively.  The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2009 and the actual effective income tax rate for the year ended December 31, 2008:

	2009	2008
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4%	5%
Other	(1)%	(2)%
Effective tax rate	38%	38%

Uncertain Tax Positions

NSTAR is continuing to pursue its appeal with the IRS appellate division related to the audit of Federal income tax returns of 2001-2007.  NSTAR is appealing the disallowance of ordinary loss deductions related to its previous investment in RCN Corporation in 2003.  NSTAR anticipates the completion of the appeals process within the next 12 months.  Any agreement executed with the appellate division is subject to approval by the U.S. Congress’ Joint Committee on Taxation.

On January 1, 2007 NSTAR recorded a tax benefit of $39.6 million to retained earnings related to its investment in RCN Corporation upon the adoption of the accounting standard related to uncertain income tax positions.  Upon the completion of the appeals process, the Company could be required to reverse all or a portion of that tax benefit.  In addition, the Company could be subject to an interest obligation.  NSTAR cannot predict the ultimate outcome resulting from this process.

Interest on tax positions

Unrecognized benefits associated with interest on construction-related uncertain tax positions from the use of SSCM were $4.4 million and $9 million as of September 30, 2009 and December 31, 2008, respectively. During the second quarter of 2009, NSTAR recognized $4.6 million of these previously unrecognized benefits.  The likelihood that the amount of the remaining unrecognized benefits relating to the deduction for these construction-related costs will be recognized in the form of interest income is remote.

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net income attributable to common shareholders	$87,638	$85,820	$205,608	$195,425
Basic EPS	$0.82	$0.80	$1.93	$1.83
Diluted EPS	$0.82	$0.80	$1.92	$1.83

Weighted average common shares
outstanding for basic EPS	106,808	106,808	106,808	106,808
Effect of diluted shares:
Weighted average dilutive potential common shares	173	230	179	222
Weighted average common shares outstanding for diluted EPS	106,981	107,038	106,987	107,030

Note F.  Segment and Related Information

For the purpose of providing segment information, NSTAR's principal operating segments are its traditional core businesses of electric and natural gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts.  The unregulated operating segment engages in business activities that include district energy operations, telecommunications, and liquefied natural gas service.  Amounts shown on the following table for the three and nine-month periods ended September 30, 2009 and 2008 include the allocation of NSTAR's (Holding Company) results of operations (primarily interest costs) and assets (primarily investment assets) to each business segment, net of inter-company transactions. The allocation of Holding Company charges is based on an indirect allocation of the Holding Company’s investment relating to these various business segments.

Financial data for the operating segments were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended September 30,
2009
Operating revenues	$699,162	$42,370	$29,943	$771,475
Segment net income (loss)	$89,289	$(3,859)	$2,698	$88,128
2008
Operating revenues	$792,953	$60,893	$38,362	$892,208
Segment net income (loss)	$87,596	$(5,392)	$4,106	$86,310

Nine months ended September 30,
2009
Operating revenues	$1,975,909	$349,422	$101,458	$2,426,789
Segment net income	$183,293	$13,166	$10,619	$207,078
2008
Operating revenues	$2,016,968	$398,832	$115,704	$2,531,504
Segment net income	$171,846	$11,960	$13,089	$196,895

Total assets
September 30, 2009	$7,079,184	$739,343	$195,483	$8,014,010
December 31, 2008	$7,214,780	$855,555	$199,154	$8,269,489

Note G.  Fair Value Measurement

NSTAR is obligated to disclose fair value measurement pursuant to the application of an amended accounting standard that defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  While the standard does not expand the use of fair value, it has applicability to several current accounting standards that require or permit measurement of assets and liabilities at fair value.  The Company prospectively adopted this new accounting guidance on January 1, 2008, with no impact to its results of operations, financial position, or cash flows.

This applicable accounting standard establishes a fair value hierarchy that prioritizes the inputs used to determine fair value and requires the Company to classify assets and liabilities carried at fair value based on the observability of these inputs.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of the fair value hierarchy defined by this accounting standard are:

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

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.  As required by the applicable accounting standard, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:
	September 30, 2009
(in millions)	Level 1	Level 2	Total
Assets:
Government Money Market Securities(a)	$12	$-	$12
Deferred Compensation Assets (b)	25	-	25
Investments (b)	13	-	13
Total	$50	$-	$50

Liabilities:
Gas Hedges (c)	$-	$1	$1
Total	$-	$1	$1

	December 31, 2008
	Level 1	Level 2	Total
Assets:
Government Money Market Securities(a)	$10	$-	$10
Deferred Compensation Assets (b)	27	-	27
Investments (b)	13	-	13
Total	$50	$-	$50

Liabilities:
Gas Hedges (c)	$-	$33	$33
Total	$-	$33	$33

(a)  -  Included in “Cash and cash equivalents” on the accompanying Consolidated Balance Sheets

(b)  -  Included in “Other investments” on the accompanying Consolidated Balance Sheets

(c)  -  Included in “Current liabilities: Power contract obligations” and “Deferred credits: Power contract          obligations” on the accompanying Consolidated Balance Sheets

Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable-net, other current assets, certain current liabilities, and notes payable as of September 30, 2009 and December 31, 2008, respectively, approximate fair value due to their short-term nature.

The fair values of long-term indebtedness (excluding notes payable) are based on the quoted market prices of similar issues.  Carrying amounts and fair values as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term indebtedness (including current maturities)	$2,429,193	$2,531,130	$2,441,700	$2,474,960

Note H.  Long-Term Debt Issuance

On February 13, 2009, NSTAR Electric sold, at a premium, $100 million of fixed rate (5.625%) Debentures due November 15, 2017 (effective rate of 4.976%).  The Debentures form a single series and are fungible with NSTAR Electric’s 5.625% $300 million Debentures due November 15, 2017 issued on November 19, 2007.

Note I.  Commitments and Contingencies

1.  Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation.  NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites.  As of September 30, 2009 and December 31, 2008, NSTAR had a liability of approximately $0.7 million and $0.8 million, respectively, for these environmental sites.  This estimated liability recorded is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal locations to determine if and to what extent such sites are contaminated and whether NSTAR Gas may be responsible to undertake remedial action.  The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs.  As of September 30, 2009 and December 31, 2008, NSTAR had a liability of approximately $13.2 million and $13.3 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas has been identified as a potentially responsible party.  A corresponding regulatory asset has been recorded that reflects the future rate recovery for these costs.

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

2.  Regulatory and Legal Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Through September 30, 2009, approximately $17.3 million has been collected from customers for the Wholesale Power Cost Savings Initiatives.  NSTAR is unable to predict the timing or ultimate outcome of this DPU proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's results of operations.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval. NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR anticipates filing its final 2008 CPSL cost recovery reconciliation with the DPU in the fourth quarter of 2009.  NSTAR cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued which disallows a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR’s results of operations, financial position, and cash flows.

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

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of September 30, 2009, the potential impact to earnings of a disallowance of the bad debt adder would be approximately $18.9 million, pre-tax.  NSTAR cannot predict the timing of this proceeding.

Service Quality Indicators

NSTAR Electric filed its 2007 and 2008 Service Quality Reports with the DPU that demonstrated the Company achieved sufficient levels of service performance.  The reports indicate that no penalty was assessable for 2007 or 2008.

Other

In the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on the following January 1.  These rate adjustments include a SIP rate factor and several other fully reconciling cost recovery items.  Consistent with previous filings, the 2009 filings include a combination of actual and forecasted data for 2009 that NSTAR Electric will update during 2010 with year-end data to allow a final investigation and reconciliation.  There are several case years that remain outstanding at the DPU.  These cases are pending decisions at the DPU and NSTAR cannot predict the timing or the ultimate outcome of these filings.

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

NSTAR cannot predict the ultimate outcome of these pending decisions for trial, appeal or the potential subsequent complaints.  However, should the Yankee Companies ultimately prevail, NSTAR Electric’s share of the proceeds received would be refunded to its customers.

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

Electric utility operations.  For the nine months ended September 30, 2009, NSTAR derived 82% of its operating revenues from the transmission and distribution of electric energy through NSTAR Electric.

Gas operations.  For the nine months ended September 30, 2009, NSTAR derived 14% of its operating revenues from the distribution of natural gas through NSTAR Gas.

Unregulated operations.  For the nine months ended September 30, 2009, NSTAR derived 4% of its operating revenues from non-utility, unregulated operating subsidiaries involved in telecommunications and district energy operations.

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

Net income attributable to common shareholders for the three and nine-month periods ended September 30, 2009 was $87.6 million and $205.6 million, or $0.82 and $1.92 diluted earnings per share, respectively, as compared to $85.8 million and $195.4 million, or $0.80 and $1.83 diluted earnings per share for the same periods in 2008, as further explained in this discussion.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Critical Accounting Policies and Estimates" in Item 7 of NSTAR's 2008 Form 10-K.  There have been no substantive changes to those policies and estimates.

Rate Structure

a.  Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU-approved seven-year Rate Settlement Agreement ("Rate Settlement Agreement") that expires December 31, 2012.  From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rate adjustments that are generally offset by an equal and corresponding reduction in transition rates.  The increase adjustment will be 1.32% effective January 1, 2010; and corresponding adjustments were 1.74%, 2.68% and 2.64% effective January 1, 2009, 2008 and 2007, respectively. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

b.  Electric Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs and certain DPU-approved safety and reliability program costs), a Pension and PBOP Rate Adjustment Mechanism (PAM) to recover related costs and a reconciling rate adjustment mechanism to recover costs associated with the residential assistance adjustment clause,

•

a basic service charge represents the collection of energy costs, including costs related to charge-offs of uncollected energy costs, through DPU-approved rate mechanisms.  Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those who choose not to buy energy from a competitive energy supplier.  Basic Service rates are reset every six months (every three months for large commercial and industrial customers).  The price of Basic Service is intended to reflect the average competitive market price for electric power,

•

a transition charge represents the collection of costs primarily from previously held investments in generating plants and costs related to existing above-market power contracts, and contract costs related to long-term power contracts buy-outs,

•

a transmission charge represents the collection of costs of moving the electricity over high voltage lines from generating plants to substations located within NSTAR’s service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market,

•	an energy conservation charge represents a legislatively-mandated charge to collect costs for demand-side management programs and energy efficiency programs, and
•	a renewable energy charge represents a legislatively-mandated charge to collect the costs to support the development and promotion of renewable energy projects.

c.  Gas Rates

NSTAR Gas generates revenues primarily through the sale and/or transportation of natural gas.  Gas sales and transportation services are divided into two categories: firm, whereby NSTAR Gas must supply gas and/or transportation services to customers on demand; and interruptible, whereby NSTAR Gas may, generally during colder months, temporarily discontinue service to high volume commercial and industrial customers.  Sales and transportation of gas to interruptible customers have no impact on NSTAR Gas’ operating income because a substantial portion of the margin for such service is returned to its firm customers as rate reductions.

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

d.  Regulatory Matters

Wholesale Power Cost Savings Initiatives

The Rate Settlement Agreement includes incentives to encourage NSTAR Electric to continue its efforts to advocate on behalf of customers at the FERC to mitigate wholesale electricity cost inefficiencies that would be borne by regional customers.  If NSTAR Electric's efforts to reduce customers’ costs are successful, it is allowed to retain a portion of those savings as an incentive, as well as recover related litigation costs.  Under the terms of the Rate Settlement Agreement, NSTAR Electric was to share in 25% of the savings applicable to its customers.  The recovery of NSTAR Electric's share of benefits is to be collected over three years. As a result of its role in two RMR cases, NSTAR Electric had sought to collect $9.8 million annually for three years and began collecting some of these incentive revenues from its customers effective January 1, 2007, subject to final DPU approval.  Through September 30, 2009, approximately $17.3 million has been collected from customers for the Wholesale Power Cost Saving Initiatives.  NSTAR is unable to predict the timing or ultimate outcome of this DPU proceeding.  In the event an adverse decision is issued, it would not have a material impact on the Company's results of operations.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval. NSTAR Electric incurred incremental costs of $11.1 million and $13.1 million in 2006 and 2007, respectively.  This includes incremental operations and maintenance and revenue requirements on capital investments.  The final reconciliation of 2006 and 2007 CPSL costs recovery is currently under review by the DPU.  The incremental costs for the year 2008 are currently under review by the Company and are estimated to be approximately $15 million.  NSTAR anticipates filing its final 2008 CPSL cost recovery reconciliation with the DPU in the fourth quarter of 2009.  NSTAR cannot predict the timing of a DPU order related to these pending filings.  Should an adverse decision be issued which disallows a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR’s results of operations, financial position, and cash flows.

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

NSTAR Electric has not implemented the components of the June 28, 2007 DPU order.  Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs.  NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail.  However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options.  As of September 30, 2009, the potential impact to earnings of a disallowance of the bad debt adder would be approximately $18.9 million, pre-tax.  NSTAR cannot predict the timing of this proceeding.

FERC Transmission ROE

NSTAR earns an 11.14% ROE on local transmission facility investments.  The ROE on NSTAR’s regional transmission facilities is 11.64%.  Additional incentive adders are determined on a case-by-case basis according to FERC’s national transmission incentive rules.  The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities that can bring the ROE for NSTAR up to 12.64% for certain qualified regional investments.  In addition, NSTAR may qualify for other incentives on future transmission projects based upon certain conditions that could bring the ROE to 13.1%.

Other

a.  Energy Efficiency Plans - NSTAR Electric and NSTAR Gas

NSTAR Electric and NSTAR Gas administer demand-side management energy efficiency programs.  The GCA directs electric and gas distribution companies to develop three-year energy efficiency plans.  The first three-year plan is to be effective January 1, 2010, and is expected to lead to a significant expansion of energy efficiency activity in Massachusetts.  Like the historical programs, the new three-year plans may include financial incentives based on energy efficiency program performance.  In addition, the DPU has stated that it will permit distribution companies that do not as yet have rate decoupling mechanisms in place to implement lost base revenue rate adjustment mechanisms that will offset reduced distribution rate revenues as a result of successful energy efficiency programs.

During 2009, NSTAR Electric anticipates spending approximately $74.2 million.  For 2010, NSTAR Electric anticipates that the program will constitute $130 million in spending, subject to DPU approval.

During 2009, NSTAR Gas anticipates spending approximately $6.1 million.  For 2010, NSTAR Gas anticipates that the program will constitute $15.7 million in spending, subject to DPU approval.

b. American Recovery and Reinvestment Act of 2009 (ARRA)

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

NSTAR Electric is in the process of pursuing U.S. Department of Energy (DOE) Funding Opportunities made available under the ARRA.  In August 2009, NSTAR applied for Federal grants for its Smart Grid Programs. The requested funding represents 50% of the estimated total project costs.  On October 27, 2009, NSTAR Electric received notice from the DOE that it had been awarded a $10 million grant related to a distribution automation proposal.  NSTAR Electric anticipates that most of the remaining costs not recovered through the grant process will be recovered from customers. These projects are anticipated to enhance information technology, communications and monitoring functions and improve reliability and efficiency on NSTAR Electric’s distribution network.

c. Potential Transmission Investment

On May 21, 2009, NSTAR and Northeast Utilities announced that the FERC issued a declaratory judgment that ruled favorably on the proposed structure of a transmission arrangement for a new participant-funded transmission line between New England and Quebec.  Under this arrangement, firm transmission rights would be assigned to Hydro-Quebec, and the proposed line would transmit at least 1,200 megawatts of power.  NSTAR, Northeast Utilities and Hydro-Quebec have agreed to develop this project, and are currently negotiating long-term transmission service and purchase power agreements.

Results of Operations

The following section of MD&A compares the results of operations for each of the three and nine-month periods ended September 30, 2009 and 2008 and should be read in conjunction with the accompanying

Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Earnings Outlook

NSTAR is maintaining its earnings guidance of between $2.33 and $2.43 per share for 2009.

Common Share Dividends

NSTAR's current quarterly cash dividend rate is $0.375 per share or $1.50 per share on an annualized basis. On September 24, 2009, NSTAR's Board of Trustees declared a quarterly cash dividend of $0.375 per share to shareholders of record on October 9, 2009, payable November 2, 2009.

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Executive Summary of Quarterly Results

Earnings per common share were as follows:

	Three Months Ended September 30,
	2009	2008	% Change
Basic and Diluted	$0.82	$0.80	2.5

Net income attributable to common shareholders was $87.6 million for the quarter ended September 30, 2009 compared to $85.8 million for the same period in 2008.  Major factors (after-tax) that contributed to the $1.8 million, or 2.1%, increase in the three months ended September 30, 2009 include:

•

Lower operations and maintenance expense primarily due to milder weather in 2009 that led to fewer emergent restoration events, lower storm-related costs due to the absence of severe storms.  Also contributing were control of outside services and lower administrative and other operating costs ($2.9 million)

•	Higher transmission margin primarily due to higher current earnings resulting from higher investment base ($1.3 million)
•	Higher other income due to changes in cash surrender value of executive life insurance policies ($1.4 million)

These increases in earnings factors were partially offset by:

•	Lower earnings from NSTAR’s unregulated businesses ($1.2 million)
•	Higher depreciation and amortization and property tax expenses in 2009 related to higher regulated electric and gas plant investments and higher municipal tax rates ($3.1 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from operating activities provided approximately $227.9 million, an increase of $69.4 million as compared to the same period in 2008.  The increase primarily reflects a decrease in relative accounts receivable balances driven by lower energy supply costs and a decrease in relative gas fuel inventory balances driven by a transition to a portfolio manager arrangement

•	NSTAR invested approximately $76 million in capital projects to improve system reliability and capacity
•	NSTAR paid approximately $40.1 million in common share dividends and retired approximately $42 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended September 30,
	2009	2008	% Change

Residential	1,760,094	1,795,946	(2.0)
Commercial, Industrial, and other	3,978,336	4,148,861	(4.1)
Total retail sales	5,738,430	5,944,807	(3.5)

Firm Gas Sales and Transportation - BBtu	Three Months Ended September 30,
	2009	2008	% Change

Residential	1,409	1,368	3.0
Commercial and Industrial	2,710	2,871	(5.6)
Municipal	217	162	34.0
Total firm sales	4,336	4,401	(1.5)

NSTAR’s electric energy sales in the three months ended September 30, 2009 declined 3.5% compared to 2008 primarily due to unfavorable weather conditions resulting from a cooler summer during 2009 as compared to 2008.  Cooling degree-days in the Boston area for the three months ended September 30, 2009 were down 11.4%, from the same period in 2008.  Electric sales were also impacted by economic conditions and customer conservation behavior.

The 1.5% decrease in firm gas and transportation sales is due to economic conditions and continued customer conservation efforts.

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

Degree-days measure changes in daily mean temperature levels.  A degree-day is a unit measuring how much the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees.  The comparative information below relates to heating degree-days for the three months ended September 30, 2009 and 2008 and the number of heating degree-days in a “normal” year using a 30-year average.  NSTAR uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years (currently 1971-2000), as collected at the Worcester Regional Airport and Boston’s Logan Airport for heating degree-day data and cooling degree-day data, respectively.  Weather conditions during the three months ended September 30, 2009 measured by heating and cooling degree-days, respectively, were 102.2% higher/colder related to heating degree-days and 11.4% lower/cooler related to cooling degree-days for 2009 as compared to 2008.  Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days
Three months ended September 30, 2009	271
Three months ended September 30, 2008	134
Normal 30-Year Average	177

Percentage that 2009 was colder than 2008	102.2%
Percentage that 2009 was colder than 30-year average	53.1%

Cooling Degree-Days
Three months ended September 30, 2009	512
Three months ended September 30, 2008	578
Normal 30-Year Average	593

Percentage that 2009 was cooler than 2008	11.4%
Percentage that 2009 was cooler than 30-year average	13.7%

Operating revenues

Operating revenues for the third quarter of 2009 decreased $120.7 million, or 13.5%, from the same period in 2008 as follows:

(in millions)	Three Months Ended September 30,		Increase/(Decrease)
	2009	2008	Amount	Percent
Electric revenues
Retail distribution and transmission	$331.7	$303.7	$28.0	9.2%
Energy, transition and other	367.4	489.3	(121.9)	(24.9%)
Total retail electric revenues	699.1	793.0	(93.9)	(11.8%)
Gas revenues
Firm and transportation	15.6	15.7	(0.1)	(0.6%)
Energy supply and other	26.8	45.2	(18.4)	(40.7%)
Total gas revenues	42.4	60.9	(18.5)	(30.4%)

Unregulated operations revenues	30.0	38.3	(8.3)	(21.7%)
Total operating revenues	$771.5	$892.2	$(120.7)	(13.5%)

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

The increase of $28 million, or 9.2%, in retail distribution and transmission revenues primarily reflects:

•	Increased transmission revenues primarily due to the recovery of a higher transmission investment base and recovery of higher regional network service costs ($28 million)
•	Increased electric revenues resulting from the annual inflation rate adjustment ($3.7 million)

These increases were partially offset by:

•	Decreased energy sales of 3.5% due to the impact of weather conditions, economic conditions and customer conservation measures ($3.7 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $121.9 million decrease in energy, transition, and other revenues is primarily attributable to lower demand and lower energy costs.  Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company's service area.  Firm and transportation revenues decreased $0.1 million primarily attributable to the 1.5% decrease in BBtu sales.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenues decrease of $18.4 million primarily reflects a decrease in the cost of gas supply.  These revenues are fully reconciled with the costs currently recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

  Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR's district energy and telecommunications operations.  Unregulated revenues were $30 million for the quarter ended September 30, 2009 compared to $38.3 million in 2008, a decrease of $8.3 million, or 21.7%.  The decrease in unregulated revenues is primarily the result of decreases in energy sales due to weather conditions, lower recovery of fuel costs due to decreases in energy costs, and lower ISO-NE forward reserve revenues during 2009.

Operating expenses

Purchased power and transmission expense was $329.9 million in the third quarter of 2009 compared to $434.7 million in the same period of 2008, a decrease of $104.8 million, or 24.1%.  The decrease in expense reflects NSTAR Electric’s lower energy sales of 3.5% and lower energy supply costs for both NSTAR’s regulated and unregulated companies of $144.9 million.  These decreases are partially offset by higher transmission costs of $33.3 million due to an increase in regional network support costs.  NSTAR

Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas' supply expense, was $19.8 million in the third quarter of 2009 compared to $38.7 million in 2008, a decrease of $18.9 million, or 48.8%.  The decrease in expense primarily reflects lower sales of 1.5% and a decrease in natural gas supply costs.  NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services.  NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $103 million in the third quarter of 2009 compared to $106.6 million in the same period of 2008, a decrease of $3.6 million, or 3.4%.  Milder weather in 2009 led to lower storm-related costs ($0.8 million), also contributing was control of outside services and lower administrative and other operating costs ($2.4 million).

Depreciation and amortization expense was $91.6 million in the third quarter of 2009 compared to $91.7 million in the same period of 2008, a decrease of $0.1 million or less than 1%.  The decrease primarily reflects an adjustment for the extension of an unregulated customer contract partially offset by higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense was $26.4 million in the third quarter of 2009 compared to $19.8 million in the same period of 2008, an increase of $6.6 million, or 33%.  The increase reflects higher spending levels during 2009 and is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus an incentive return.  NSTAR anticipates a further increase in DSM spending during 2009 and in future years driven by requirements of the Massachusetts Green Communities Act (GCA).  Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

Property and other taxes expense was $26.3 million in the third quarter of 2009 compared to $23.7 million in the same period of 2008, an increase of $2.6 million, or 11%, reflecting higher overall property investments and higher tax rates.

Income tax expense attributable to operations was $53.7 million in both the third quarter of 2009 and 2008.

Total other income, net

Total other income, net was approximately $1.7 million in the third quarter of 2009 compared to $0.2 million in the same period of 2008, an increase of $1.5 million.  The increase relates primarily to an increase in cash surrender value of executive life insurance policies in 2009 compared to a decrease of $1.6 million in 2008, reported as an other deduction.

Interest charges (income)

Long-term debt and transition property securitization certificates interest charges were $39.3 million in the third quarter of 2009 compared to $40.3 million in the same period of 2008, a decrease of $1 million, or 2.5%.  This decrease in interest charges reflects:

•	Lower interest costs of $2.2 million on transition property securitization debt attributable to scheduled principal pay downs

This decrease was partially offset by:

•	Higher interest costs of $1.3 million associated with NSTAR Electric’s February 2009 $100 million issuance of 5.625% debentures

Short-term debt and other interest charges (income), net were $4.8 million of net interest income in the third quarter of 2009 compared to $2.9 million of net interest income in the same period of 2008, a change of $1.9 million.  The change in short-term and other net interest charges (income) reflects:

•

Lower short-term borrowing costs of $2.3 million resulting from a 198 basis point decrease in the weighted average short-term borrowing rates for third quarter 2009 (0.32%) as compared to the third quarter 2008 (2.30%) and a slight decrease in the average level of borrowed funds as compared to the same period in 2008

•	Increased interest income of $0.4 million primarily related to the timing of collections from customers of certain regulatory assets

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Executive Summary of Year to Date Results

Earnings per common share were as follows:

	Nine Months Ended September 30,
	2009	2008	% Change
Basic	$1.93	$1.83	5.5
Diluted	$1.92	$1.83	4.9

Net income attributable to common shareholders was $205.6 million for the nine-month period ended September 30, 2009 compared to $195.4 million for the same period in 2008.  Major factors (after-tax) that contributed to the $10.2 million, or 5.2%, increase in 2009 earnings include:

•

Lower operations and maintenance expense primarily due to milder weather in 2009 that led to fewer emergent restoration events, lower storm-related costs, and lower labor costs.  Also contributing were lower liability claims, control of outside services, and lower administrative and other operating costs ($14.8 million)

•	Lower net interest charges primarily due to decreases in short-term interest rates, increased interest income on income tax items and increased interest income on regulatory deferrals ($3.9 million)
•	Higher firm gas revenues due to higher sales of 0.5% ($1.2 million)
•	Higher transmission revenues as a result of increased transmission investment base ($4.1 million)
•	Higher other income due to changes in cash surrender value of executive life insurance policies ($2.1 million)

These increases in earnings factors were partially offset by:

•	Lower electric distribution revenues due to a 3.7% decrease in sales offset by the annual inflation rate adjustment ($4.1 million)
•	Higher depreciation and amortization and property tax expenses in 2009 related to higher regulated electric and gas plant investment and higher municipal tax rates ($8.4 million)
•	The absence of income from an environmental settlement that occurred during the first half of 2008 ($2.9 million)
•	The absence of a cumulative impact in 2008 of implementing the March 29, 2008 FERC ROE order ($2.4 million)

Significant cash flow events during the nine months ended September 30, 2009 include the following:

•

Cash flows from operating activities provided approximately $596.8 million, an increase of $142.9 million, as compared to the same period in 2008.  The increase primarily reflects a change in the timing of income tax payments, a decrease in relative accounts receivable balances driven by lower energy supply costs and a decrease in relative gas fuel inventory balances driven by a transition to a portfolio manager arrangement.  These positive sources of cash were partially offset by the timing of payables and energy supply payments

•	NSTAR invested approximately $284 million in capital projects to improve system reliability and capacity
•	NSTAR paid approximately $120.2 million in common share dividends and retired approximately $117.7 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh	Nine Months Ended September 30,
	2009	2008	% Change

Residential	4,876,682	4,969,744	(1.9)
Commercial, Industrial and other	11,001,807	11,516,459	(4.5)
Total retail sales	15,878,489	16,486,203	(3.7)

Firm Gas Sales and Transportation - BBtu	Nine Months Ended September 30,
	2009	2008	% Change

Residential	14,393	14,010	2.7
Commercial and Industrial	15,385	15,719	(2.1)
Municipal	2,113	2,019	4.7
Total firm sales	31,891	31,748	0.5

NSTAR’s electric energy sales in the nine months ended September 30, 2009 declined 3.7% compared to 2008.  Electric sales were impacted by cooler weather in the third quarter of 2009 and by economic conditions.

Weather conditions positively impacted gas sales.  The 0.5% increase in firm gas and transportation sales is attributable to the colder winter weather that directly impacts residential sales, which increased 2.7%.  Gas sales were unfavorably impacted by economic conditions and continued customer conservation efforts.

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

Weather conditions

Refer to and consider for this nine-month period ended September 30, 2009 discussion, NSTAR’s disclosure on factors that affect its energy sales, including the effect of variable weather conditions, and a description and use of energy degree-days, as found in the “Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008 – Weather Conditions” section of this MD&A.

The following comparative information relates to heating and cooling degree-days for the nine months ended September 30, 2009 and 2008 and the number of heating and cooling degree-days in a “normal” year using a 30-year average.  Weather conditions during the nine months ended September 30, 2009 measured by heating and cooling degree-days, respectively, were 8.8% higher/colder related to heating degree-days and 25% lower/cooler related to cooling degree-days for 2009 as compared to 2008.  Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days
Nine months ended September 30, 2009	4,561
Nine months ended September 30, 2008	4,194
Normal 30-Year Average	4,453

Percentage that 2009 was colder than 2008	8.8%
Percentage that 2009 was colder than 30-year average	2.4%

Cooling Degree-Days
Nine months ended September 30, 2009	591
Nine months ended September 30, 2008	788
Normal 30-Year Average	769

Percentage that 2009 was cooler than 2008	25.0%
Percentage that 2009 was cooler than 30-year average	23.1%

Operating revenues

Operating revenues for the nine months ended September 30, 2009 decreased $104.7 million or 4.1% from the same period in 2008 as follows:

(in millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	Amount	Percent
Electric revenues
Retail distribution and transmission	$814.0	$750.0	$64.0	8.5%
Energy, transition and other	1,161.9	1,267.0	(105.1)	(8.3%)
Total retail electric revenues	1,975.9	2,017.0	(41.1)	(2.0%)
Gas revenues
Firm and transportation	102.2	100.8	1.4	1.4%
Energy supply and other	247.2	298.0	(50.8)	(17.0%)
Total gas revenues	349.4	398.8	(49.4)	(12.4%)

Unregulated operations revenues	101.5	115.7	(14.2)	(12.3%)
Total operating revenues	$2,426.8	$2,531.5	$(104.7)	(4.1%)

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

The increase of $64 million, or 8.5%, in retail distribution and transmission revenues primarily reflects:

•	Increased transmission revenues primarily due to the recovery of a higher transmission investment base and recovery of higher regional network service costs ($71 million)

This increase was partially offset by:

•

Decreased energy sales of 3.7% due to the impact of weather conditions, economic conditions, and customer conservation measures offset by increased electric revenues resulting from the annual inflation rate adjustment ($6.7 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company's prior investments in generating plants and the costs related to long-term power contracts.  The energy revenues relate to customers being provided energy supply under Basic Service.  These revenues are fully reconciled to the costs incurred and have no impact on NSTAR's consolidated net income.  Energy, transition, and other revenues also reflect revenues related to the Company's ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments.  The $105.1 million decrease in energy, transition, and other revenues is primarily attributable to lower demand and lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

  Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure.  The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area.  The $1.4 million increase in firm and transportation revenues is primarily attributable to colder weather conditions in the first quarter partially offset by customers reduced usage as a result of economic concerns.  These factors resulted in the increase in sales volumes of 0.5%.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company's gas supplier service costs.  The energy supply and other revenues decrease of $50.8 million primarily reflects a decrease in the cost of gas supply.  These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

  Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR's district energy and telecommunications operations.  Unregulated revenues were $101.5 million through September 30, 2009 compared to $115.7 million in 2008, a decrease of $14.2 million, or 12.3%.  The decrease in unregulated revenues is primarily the result of decreases in energy sales due to weather conditions and customer conservation measures, lower energy sales prices and lower ISO-NE forward reserve revenues during 2009.

Operating expenses

Purchased power and transmission expense was $1,037.6 million in the nine months ended September 30, 2009 compared to $1,089.6 million in the same period of 2008, a decrease of $52 million, or 4.8%.  The decrease in expense reflects NSTAR Electric’s lower energy sales of 3.7%, as well as lower basic service and other energy costs for both NSTAR’s supply regulated and unregulated companies of $157.6 million.  These decreases are partially offset by higher transmission costs of $88.3 million primarily due to an increase in regional network support costs.  NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis.  Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas' supply expense, was $219.9 million in the nine months ended September 30, 2009 compared to $271 million in the same period of 2008, a decrease of $51.1 million, or 18.9%.  Despite slightly higher firm gas sales of 0.5%, the decrease in cost primarily reflects the lower costs of gas supply per therm. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $311.1 million in the nine months ended September 30, 2009 compared to $332.9 million in the same period of 2008, a decrease of $21.8 million, or 6.5%.  Milder weather in 2009 led to lower storm-related costs ($3.6 million).  Other factors were lower liability claims cost ($2.4 million), lower labor and labor-related costs ($9.6 million), and control of outside services and lower administrative and other operating costs ($8.2 million).

Depreciation and amortization expense was $286.3 million in the nine months ended September 30, 2009 compared to $284.2 million in the same period of 2008, an increase of $2.1 million, or 0.7%.  The increase primarily reflects higher depreciable distribution and transmission plant in service.

DSM and renewable energy programs expense was $64.7 million in the nine months ended September 30, 2009 compared to $54.8 million in the same period of 2008, an increase of $9.9 million, or 18.1%.  The increase reflects higher spending levels during 2009 and is consistent with the collection of conservation and renewable energy revenues.  These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus an incentive return.  NSTAR anticipates a further increase in DSM spending during 2009 driven by requirements of the GCA.  These spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

Property and other taxes expense was $81.7 million in the nine months ended September 30, 2009 compared to $73.8 million in the same period of 2008, an increase of $7.9 million, or 10.7%, reflecting higher overall property investments and higher tax rates.

Income tax expense attributable to operations was $123.1 million in the nine months ended September 30, 2009 compared to $118.4 million in the same period of 2008, an increase of $4.7 million, or 4%, reflecting higher pre-tax operating income in 2009.

Total other income, net

Total other income, net  was approximately $3.8 million in the nine months ended September 30, 2009 compared to $4.9 million in the same period of 2008, a decrease of $1.1 million, or 22.4%.  The decrease relates primarily to the absence of income related to an environmental settlement in 2008 ($2.9 million), partially offset by an increase in the cash surrender value of executive life insurance policies in 2009 compared to a decrease in 2008 ($2.1 million).

Interest charges (income)

Long-term debt and transition property securitization certificates interest charges were $118.6 million in the nine months ended September 30, 2009 compared to $122.2 million in the same period of 2008, a decrease of $3.6 million, or 2.9%.  This decrease in interest charges reflects:

•	Lower interest costs of $6.5 million on transition property securitization debt attributable to scheduled principal pay downs

This decrease was partially offset by:

•	Higher interest costs of $3.3 million associated with NSTAR Electric’s February 2009 $100 million issuance of 5.625% debentures

Short-term debt and other interest charges (income), net were $19 million of net interest income in the nine months ended September 30, 2009 compared to $6 million of net interest income in the same period of 2008, a change of $13 million.  The change in short-term and other net interest charges (income) reflects:

•

Lower borrowing costs of $6.9 million resulting from a 227 basis point decrease in the  weighted average short-term borrowing rates from the nine months ended September 30, 2008 (2.70%) to the comparable period of 2009 (0.43%).  Partially offsetting the lower rates was an increase in the average level of borrowed funds as compared to the same period in 2008

•	Increased interest income of $6.1 million primarily related to the timing of collections from customers of certain regulatory assets and interest income on federal income tax-related items

AFUDC decreased $0.9 million in the nine months ended September 30, 2009 due to lower short-term borrowing rates.

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

Working Capital

NSTAR anticipates refinancing its current maturities of long-term debt obligations.  NSTAR (parent company) has a $500 million note due in February 2010.  NSTAR Electric has a $125 million note due in May 2010.  Refinancing is likely to take the form of public debt offerings.  NSTAR and NSTAR Electric filed a joint Registration Statement on Form S-3 on October 9, 2009 in preparation for possible public debt offerings.

Current Cash Flow Activity

     Operating Activities

The net cash provided by operating activities was $596.8 million in the nine months ended September 30, 2009, as compared to $453.9 million in the same period in 2008, an increase of approximately $142.9 million primarily due to lower income tax payments related to higher bonus depreciation partially offset by higher contributions to the pension and postretirement plans.  Also contributing are a relative decrease in accounts receivable balances, and a decrease in gas fuel inventory associated with a transition  to a portfolio manager arrangement, partially offset by higher payments of accounts payable.  NSTAR anticipates making an additional $8 million of contributions to the PBOP Plan and additional $70 million in contributions to the Pension Plan during the remainder of 2009.

     Investing Activities

The net cash used in investing activities in the nine months ended September 30, 2009 was $282.6 million, compared to $312.4 million during the same period in 2008.  The majority of these expenditures were for system reliability improvements and capacity improvements in the NSTAR service territory.

     Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2009 was $312.8 million compared to $143.6 million in the same period in 2008.  Uses of cash primarily reflect long-term and securitized debt redemptions of $117.7 million in 2009 compared to $120.3 million in 2008 and dividend payments of $121.6 million in 2009 compared to $113.6 million in 2008.  In addition, NSTAR's short-term debt decreased by $168.1 million to $414.8 million at September 30, 2009 compared to $582.9 million at December 31, 2008.  Sources of cash during the nine months ended September 30, 2009 included proceeds from NSTAR Electric's issuance, at a premium of $4.6 million, of $100 million in ten-year fixed-rate (5.625%) Debentures that were used to pay down short-term debt.

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

     Income Tax Payments

During the nine months ended September 30, 2009 and 2008, NSTAR made income tax payments of $69.7 million and $108.3 million, respectively.  Lower required cash income tax payments are primarily attributable to benefits from bonus depreciation on assets placed in service during the year, and also tax benefits from anticipated pension contributions during the remainder of 2009.

Refundable Income Tax

The refundable income tax of $129.1 million related to the SSCM will be fully refunded to NSTAR including interest.  Subject to timely completion of IRS appeals discussions this amount is expected by  mid-2010.

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements.  Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times, excluding Transition Property Securitization Certificates and excluding accumulated other comprehensive income (loss) from common equity. NSTAR Gas was in compliance with its financial covenant requirements including a minimum equity requirement, under its long-term debt arrangements at September 30, 2009 and December 31, 2008.  Under the minimum equity requirement, the outstanding long-term debt of NSTAR Gas must not exceed equity.  NSTAR's long-term debt other than its secured debt, issued by NSTAR Gas and MATEP, is unsecured.

NSTAR (Holding Company) currently has a $175 million revolving credit agreement that expires December 31, 2012.  At September 30, 2009 and December 31, 2008, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as a backup to NSTAR's $175 million commercial paper program that, at September 30, 2009 and December 31, 2008, had $175 million outstanding, respectively.  Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  Commitment fees must be paid on the total agreement amount.  At September 30, 2009 and December 31, 2008, NSTAR was in full compliance with the aforementioned covenant as the ratios were 58.2% and 60.2%, respectively.

On April 6, 2009, the DPU approved NSTAR Electric’s new two-year financing plan to issue an additional $500 million in long-term debt securities.  On October 9, 2009, in connection with this filing, NSTAR and NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue debt securities from time to time in one or more series.  NSTAR or NSTAR Electric may use the proceeds from the prospective issuance of these securities for the redemption or repayment of outstanding long-term debt and short-term debt balances and/or general working capital purposes.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2010, with maturity dates no later than October 21, 2011, in amounts such that the aggregate principal does not exceed $655 million at any one time.  NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012.  However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement.  At September 30, 2009 and December 31, 2008, there were no amounts outstanding under the revolving credit agreement.  This credit facility serves as backup to NSTAR Electric's $450 million commercial paper program that had $235.5 million and $354.6 million outstanding balances at September 30, 2009 and December 31, 2008, respectively.  Under the terms of the revolving credit agreement, NSTAR Electric is required to maintain a consolidated maximum total debt to capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity.  At September 30, 2009 and December 31, 2008, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the ratios were 46.4% and 47.6%, respectively.

NSTAR Gas has a $100 million line of credit.  This line of credit is due to expire on December 11, 2009. NSTAR Gas anticipates that this line of credit will be renewed.  As of September 30, 2009 and December 31, 2008, NSTAR Gas had $4.3 million and $53.3 million outstanding, respectively.

On July 24, 2009, NSTAR Gas filed an application with the DPU to seek approval to issue up to $125 million of long-term debt.  A decision is expected from the DPU in the fourth quarter of 2009.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements.  However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR's or its subsidiaries' financial condition and credit ratings.

NSTAR's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity.  As of September 30, 2009, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.3 billion of their total common equity (approximately $2.4 billion) to NSTAR and remain in compliance with debt covenants.  Based on NSTAR's key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected cash requirements.

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

In addition, NSTAR has minimal cash flow risk due to the short-term nature of these contracts and the rate-making mechanics that permit recovery of these costs in a timely manner.  The majority of NSTAR’s electric and gas commodity purchase contracts range in term from three to twelve months.  NSTAR Electric has the ability to seek cost recovery and adjust its rates as frequently as every three months for its large commercial and industrial customers and every six months for its residential customers.  NSTAR Gas has the ability to seek cost recovery as required if costs exceed 5% of the current projected cost recovery level.  Both NSTAR Electric and NSTAR Gas earn a carrying charge on under-collected commodity balances that would mitigate any incremental short-term borrowing costs.  NSTAR believes it is unlikely that it would be exposed to a liquidity risk resulting from significant market price increases based on the recovery mechanisms currently in place.

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

Interest Rate Risk

NSTAR believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs.  These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable. The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding.  The weighted average interest rates, including fees for short-term indebtedness, were 0.32% and 2.30% for the three months ended September 30, 2009 and 2008, respectively, and 0.43% and 2.70% for the nine months ended September 30, 2009 and 2008, respectively.  On a long-term basis, NSTAR mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

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

Item 2(c).  Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the NSTAR Long Term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent.  During the three-month period ended September 30, 2009, all shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

July	161,781	$31.80
August	131,438	$32.17
September	71,038	$32.34
Total third quarter	364,257	$32.04

Item 6.  Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-

Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:

Exhibit	3	-	Articles of Incorporation and By-Laws

	3.1		Declaration of Trust of NSTAR (dated April 20, 1999, as amended April 28, 2005 and April 30, 2009)

Exhibit	15	-	Letter Re Unaudited Interim Financial Information

	15.1		PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a - 14(a)/15d-14(a) Certifications

	31.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1		Report of Independent Registered Public Accounting Firm*

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

NSTAR
(Registrant)

Date October 29, 2009	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer