Form 10-Q
period 2010-03-31
NSTAR/MA
filed 2010-05-03
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s class of common stock was 106,808,376 Common Shares, par value $1 per share, as of April 30, 2010.

NSTAR

Form 10-Q

Quarterly Period Ended March 31, 2010

Important Shareholder Information

NSTAR files its Forms 10-K, 10-Q, and 8-K reports, proxy statements, and other information with the SEC. You may access materials free of charge. NSTAR has filed with the SEC on NSTAR’s website at: www.nstar.com: Select “Investor Relations” and “Financial Information” or on the SEC’s website at www.sec.gov. Copies of NSTAR’s SEC filings may also be obtained free of charge by writing to NSTAR’s Investor Relations Department at the address on the cover of this Form 10-Q or by calling 781-441-8338.

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies

NSTAR	NSTAR (Holding company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
Unregulated operations	Represents non rate-regulated operations of NSTAR Com and Hopkinton
Discontinued operations	Represents operations of MATEP

Regulatory and Other Authorities

DOE	U. S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FERC	Federal Energy Regulatory Commission
IRS	U. S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U. S. Securities and Exchange Commission

Other

AFUDC	Allowance for Funds Used During Construction
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
BBtu	Billions of British thermal units
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
EPS	Earnings Per Common Share
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
HCERA	Health Care and Education Reconciliation Act of 2010
LDAC	Local Distribution Adjustment Clause
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
PPACA	Patient Protection and Affordable Care Act of 2010
ROE	Return on Equity
SIP	Simplified Incentive Plan
SSCM	Simplified Service Cost Method
YA	Yankee Atomic Electric Company

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

Any forward-looking statement speaks only as of the date of this filing and NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult all further disclosures NSTAR makes in its filings to the SEC. Other factors in addition to those listed here could also adversely affect NSTAR. This Quarterly Report also describes material contingencies and critical accounting policies and estimates in the accompanying Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 1A, “Risk Factors” and in the accompanying Part 1, Item1, Notes to Consolidated Financial Statements and NSTAR encourages a review of these items.

Part I. Financial Information

Item 1.	Financial Statements

NSTAR

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Operating revenues:
Electric	$579,777	$672,480
Gas	182,569	232,141
Unregulated	4,262	4,017

Total operating revenues	766,608	908,638

Operating expenses:
Purchased power and transmission	283,243	376,609
Cost of gas sold	110,619	157,078
Operations and maintenance	109,989	104,288
Depreciation and amortization	93,059	98,826
Energy efficiency and renewable energy programs	20,258	19,170
Property and other taxes	31,190	28,696

Total operating expenses	648,358	784,667

Operating income	118,250	123,971

Interest charges (income):
Long-term debt	33,456	32,227
Transition property securitization	3,763	5,843
Interest income and other, net	(5,879)	(4,721)
Short-term debt	216	691
AFUDC	(220)	(137)

Total interest charges	31,336	33,903

Other income (deductions):
Other income	1,830	1,434
Other deductions	(517)	(585)

Total other income	1,313	849

Income from continuing operations before income taxes	88,227	90,917
Income taxes	33,305	33,798

Net income from continuing operations	54,922	57,119
Income from discontinued operations, net of tax	5,575	4,407
Transaction costs on discontinued operations, net of tax	289	—

Net income	60,208	61,526
Preferred stock dividends of subsidiary to the noncontrolling interest	490	490

Net income attributable to common shareholders	$59,718	$61,036

Weighted average common shares outstanding:
Basic	106,808	106,808
Diluted	107,030	107,016
Earnings per common share – Basic and Diluted:
Continuing operations	$0.51	$0.53
Discontinued operations	0.05	0.04

Total earnings	$0.56	$0.57

Dividends declared per common share	$0.40	$0.375

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009

Net income attributable to common shareholders	$59,718	$61,036

Other comprehensive income from continuing operations, net:
Pension and postretirement costs benefit	380	359
Deferred income tax expense	(156)	(147)

Total other comprehensive income from continuing operations, net	224	212

Comprehensive income from continuing operations	59,942	61,248

Other comprehensive income from discontinued operations, net:
Postretirement costs benefit	26	22
Deferred income tax expense	(11)	(9)

Total other comprehensive income from discontinued operations, net	15	13

Comprehensive income	$59,957	$61,261

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Retained Earnings

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009

Balance at the beginning of the period	$966,636	$876,271
Net income attributable to common shareholders	59,718	61,036
Deduct: Dividends declared to common shareholders	42,724	40,053

Balance at the end of the period	$983,630	$897,254

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$12,591	$143,449
Accounts receivable, net of allowance of $36,624 and $32,545, respectively	284,283	248,094
Accrued unbilled revenues	43,401	67,159
Regulatory assets	323,057	337,172
Inventory, at average cost	43,023	59,307
Refundable income taxes	129,120	129,120
Other	36,936	39,069
Assets of discontinued operations held for sale	171,172	167,857

Total current assets	1,043,583	1,191,227

Utility plant:
Electric and gas, at original cost	6,064,928	6,031,853
Less: accumulated depreciation	1,557,611	1,525,248

Net electric and gas plant-in-service	4,507,317	4,506,605
Construction work in progress	81,268	68,582

Net utility plant	4,588,585	4,575,187

Other property and investments:
Unregulated property, at original cost, net	19,156	18,571
Electric equity investments	4,529	4,683
Other investments	78,202	75,931

Total other property and investments	101,887	99,185

Deferred debits:
Regulatory assets	2,192,209	2,228,243
Other deferred debits	59,442	50,944

Total deferred debits and other assets	2,251,651	2,279,187

Total assets	$7,985,706	$8,144,786

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2010	December 31, 2009
Liabilities and Capitalization
Current liabilities:
Long-term debt	$125,275	$625,687
Transition property securitization	72,550	57,553
Notes payable	325,000	341,000
Income taxes	87,468	62,809
Accounts payable	179,700	245,720
Power contract obligations	122,058	132,128
Accrued interest	36,779	32,676
Dividends payable	43,050	43,050
Accrued expenses	13,684	20,337
Other	77,417	78,233
Liabilities of discontinued operations held for sale	87,681	89,956

Total current liabilities	1,170,662	1,729,149

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,257,479	1,230,992
Unamortized investment tax credits	16,402	16,795
Power contract obligations	197,158	214,684
Pension and other postretirement liability	629,727	625,476
Regulatory liability - cost of removal	274,486	269,603
Other	163,548	176,040

Total deferred credits and other liabilities	2,538,800	2,533,590

Capitalization:
Long-term debt:
Long-term debt	2,174,587	1,754,236
Transition property securitization	168,625	212,205

Total long-term debt	2,343,212	1,966,441

Noncontrolling interest - preferred stock of subsidiary	43,000	43,000

Common equity:
Common shares, par value $1 per share, 200,000,000 shares authorized, 106,808,376 issued and outstanding	106,808	106,808
Premium on common shares	813,683	813,490
Retained earnings	983,630	966,636
Accumulated other comprehensive loss	(14,089)	(14,328)

Total common equity	1,890,032	1,872,606

Total capitalization	4,276,244	3,882,047

Commitments and contingencies

Total liabilities and capitalization	$7,985,706	$8,144,786

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$60,208	$61,526
Less: Income from discontinued operations, net of tax	5,575	4,407
Add: Transaction costs on discontinued operations, net of tax	289	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,059	98,826
Debt amortization	1,450	1,421
Deferred income taxes	(3,046)	(4,214)
Noncash stock-based compensation	2,406	2,654
Net changes in:
Accounts receivable and accrued unbilled revenues	(15,606)	(37,302)
Inventory, at average cost	16,284	36,137
Other current assets	(2,094)	(602)
Accounts payable	(27,048)	9,401
Other current liabilities	20,714	10,137
Regulatory assets	18,355	76,181
Long-term power contract obligations	(31,591)	(48,247)
Net change from other miscellaneous operating activities	11,015	29,472

Cash provided by operating activities of continuing operations	138,820	230,983
Cash (used in) provided by operating activities of discontinued operations	(461)	11,766

Net cash provided by operating activities	138,359	242,749

Investing activities:
Plant expenditures (including AFUDC)	(79,005)	(107,514)
Proceeds from sale of properties	—	1,995
Transaction costs on discontinued operations	(836)	—
Net change in other investment activities	(3,446)	(494)

Cash used in investing activities of continuing operations	(83,287)	(106,013)
Cash used in investing activities of discontinued operations	(5,800)	(1,947)

Net cash used in investing activities	(89,087)	(107,960)

Financing activities:
Long-term debt issuances	425,000	100,000
Premium (discount) on issuance of long-term debt	(4,806)	4,553
Debt issuance costs	(3,429)	(693)
Transition property securitization redemptions	(28,583)	(36,012)
Long-term debt redemptions	(500,412)	(480)
Net change in notes payable	(16,000)	(140,783)
Common share dividends paid	(42,724)	(40,053)
Preferred stock dividends of subsidiary to the noncontrolling interest	(490)	(490)
Change in disbursement accounts	(12,243)	(6,050)
Cash received for exercise of equity compensation	6,377	1,046
Cash used to settle equity compensation	(10,201)	(2,360)
Windfall tax effect of settlement of equity compensation	1,120	192

Cash used in financing activities of continuing operations	(186,391)	(121,130)
Cash used in financing activities of discontinued operations	(1,241)	(1,158)

Net cash used in financing activities	(187,632)	(122,288)

Net (decrease) increase in cash and cash equivalents	(138,360)	12,501
Adjustment for discontinued operations, net of dividends	7,502	(8,661)
Cash and cash equivalents at the beginning of the year	143,449	12,384

Cash and cash equivalents at the end of the period	$12,591	$16,224

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

(continued)

	Three Months Ended March 31,
	2010	2009
Supplemental disclosures of cash flow information:
Continuing operations - Cash paid during the period for:
Interest, net of amounts capitalized	$32,871	$33,916
Income taxes	$11,400	$14,401

Continuing operations - Non-cash investing activity:
Plant additions included in accounts payable	$8,094	$22,428

Discontinued operations - Cash paid during the period for interest	$1,519	$1,601

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR’s 2009 Annual Report on Form 10-K.

Note A. Business Organization and Summary of Significant Accounting Policies

1. About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. NSTAR’s retail electric and natural gas transmission and distribution utility subsidiaries are NSTAR Electric and NSTAR Gas, respectively. Reference in this report to “NSTAR” shall mean the registrant NSTAR or NSTAR and its subsidiaries as the context requires. NSTAR also has ownership and is engaged in unregulated business operations.

2. Basis of Consolidation and Accounting

The accompanying consolidated financial information presented as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009, has been prepared from NSTAR’s books and records without audit by an independent registered public accounting firm. However, NSTAR’s independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB. The review report is filed as Exhibit 99.1 to this Form 10-Q. Financial information as of December 31, 2009 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP. In the opinion of NSTAR’s management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included. All significant intercompany transactions have been eliminated in consolidation. Certain immaterial reclassifications have been made to the accompanying prior period Consolidated Statement of Cash Flow amounts to conform to the current period’s presentation.

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

The results of operations for the three-month periods ended March 31, 2010 and 2009 are not indicative of the results that may be expected for an entire year. The demand for electricity and natural gas is affected by weather conditions, economic conditions, and consumer conservation behavior. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months. Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

3. Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR’s net periodic Pension Plan and PBOP Plan benefit costs for the first quarter are based on the latest available participant census data. An annual actuarial valuation will be completed during the second quarter, and cost estimates will be adjusted based on the actual actuarial study results.

NSTAR’s Pension Plan and PBOP Plan assets, which partially consist of equity investments, are affected by the overall global equity markets. Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans. The earnings impact of increased Pension and PBOP costs is substantially mitigated by NSTAR’s DPU-approved Pension and PBOP rate adjustment mechanism (PAM).

Pension

NSTAR provides a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees. During the three months ended March 31, 2010, NSTAR did not contribute to the Plan. A contribution of $6.3 million was made in April 2010. NSTAR currently anticipates making additional contributions of approximately $18.7 million to the Plan during the remainder of 2010. The actual level of funding may be different from this estimate.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended March 31,
(in millions)	2010	2009
Service cost	$6.3	$5.7
Interest cost	16.2	16.1
Expected return on Plan assets	(15.7)	(14.3)
Amortization of prior service cost	(0.2)	(0.2)
Recognized actuarial loss	12.7	13.5

Net periodic pension benefit cost	$19.3	$20.8

Postretirement Benefits Other than Pensions

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. Under certain circumstances, eligible retirees are required to contribute to the costs of postretirement benefits. During the three months ended March 31, 2010, NSTAR contributed approximately $6.8 million to this plan and anticipates contributing approximately $23.2 million for the remainder of 2010 toward these benefits. NSTAR is in the process of evaluating the impact of the Patient Protection and Affordable Care Act of 2010 (PPACA) and the Health Care and Education Reconciliation Act of 2010 (HCERA) on its accumulated PBOP obligation. Postretirement benefit costs related to employees of the discontinued operations of MATEP are not included in the following table.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended March 31,
(in millions)	2010	2009
Service cost	$1.6	$1.5
Interest cost	9.2	9.3
Expected return on Plan assets	(5.1)	(4.4)
Amortization of prior service cost	(0.4)	(0.4)
Amortization of transition obligation	0.2	0.2
Recognized actuarial loss	3.9	5.1

Net periodic postretirement benefit cost	$9.4	$11.3

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

NSTAR is required to reflect the Cumulative Preferred Stock as noncontrolling interest of a subsidiary in the accompanying Consolidated Balance Sheets outside of permanent equity. Each of the two preferred stock series contains provisions relating to non-payment of preferred dividends that could potentially result in the preferred shareholders being granted the majority control of the Board of Directors of NSTAR Electric until all preferred dividends are paid. As a result, the preferred stock has not been classified within permanent equity. During the year ended December 31, 2009 and during the three months ended March 31, 2010, there were no changes in the noncontrolling interest of NSTAR Electric.

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)
Series	Current Shares Outstanding	Redemption Price/Share	March 31, 2010	December 31, 2009
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000

Total non-mandatory redeemable series			$43,000	$43,000

5. Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Interest on regulatory deferrals	$6,693	$5,048
Income tax items	372	798
Other interest expense	(1,186)	(1,125)

Total interest income and other, net	$5,879	$4,721

6. Variable Interest Entities

Amended consolidation guidance applicable to variable interest entities became effective for NSTAR on January 1, 2010. This amended guidance did not have an impact on the consolidated financial statements.

NSTAR Electric has certain long-term purchase power agreements with energy facilities where it purchases substantially all of the output from a specified facility for a specified period. NSTAR has evaluated these arrangements under the variable interest accounting guidance and has determined that these agreements represent variable interests. NSTAR Electric is not considered the primary beneficiary of these entities and does not consolidate the entities because it does not control the activities most relevant to the operating results of these entities and does not hold any equity interests in the entities. NSTAR Electric’s exposure to risks and financial support commitments with respect to these entities is limited to the purchase of the power generated at the prices defined under the contractual agreements. NSTAR Electric’s involvement with these variable interest entities has no material impact on NSTAR’s financial position, financial performance, or cash flows.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

7. Subsequent Events

Management has reviewed subsequent events and concluded that no material subsequent events have occurred that are not accounted for in the accompanying financial statements or disclosed in the accompanying notes.

Note B. Discontinued Operations

On December 21, 2009, NSTAR announced the execution of an agreement to sell its wholly-owned subsidiary, Medical Area Total Energy Plant, Inc. (MATEP). MATEP provides steam, chilled water service, and electricity under long-term contracts to several hospitals, medical research and biotechnology centers, and teaching institutions in the Longwood Medical Area of Boston. The sale, at a price of approximately $320 million in cash, is subject to federal and local regulatory approvals. The final sale price is subject to certain closing adjustments related to changes in working capital, interest, and other adjustments. In connection with the sale, NSTAR will retire MATEP’s debt. NSTAR has received two of the three necessary regulatory approvals and anticipates completing the sale of MATEP during May, 2010.

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

The operating results of MATEP have been separately classified and reported as discontinued operations on the accompanying Consolidated Statements of Income. A summary of discontinued operations is as follows:

(in thousands)	Three Months Ended March 31,
	2010	2009
Operating revenues	$34,885	$39,151
Operating expenses	24,935	30,660
Interest charges	1,645	1,732
Other income	272	21
Income taxes	3,002	2,373

Income from discontinued operations	5,575	4,407
Transaction costs from sale, net of tax	289	—

Net income from discontinued operations	$5,286	$4,407

Effective December 21, 2009, NSTAR ceased recording depreciation and amortization expense on MATEP in accordance with MATEP’s classification as a discontinued operation held for sale. Had NSTAR continued to record depreciation and amortization expense, an additional charge of $2.1 million would have been recognized for the three months ended March 31, 2010.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

A condensed presentation of the components of assets and liabilities held for sale is as follows:

(in thousands)	March 31, 2010	December 31, 2009
Cash, including restricted cash	$16,623	$20,000
Accounts receivable	13,907	12,521
Inventory and other current assets	10,176	6,222
Unregulated property, net	120,437	118,762
Deferred debits	10,029	10,352

Assets of discontinued operations held for sale	$171,172	$167,857

Accounts payable and other current liabilities (a)	$10,385	$13,727
Deferred credits: PBOP liability	7,362	7,180
Deferred credits: Other	1,798	1,788
Deferred tax asset (b)	(14,881)	(16,902)
Long-term debt, including current maturities	83,017	84,163

Liabilities of discontinued operations held for sale	$87,681	$89,956

(a)	Other current liabilities exclude the current portion of long-term debt of $5.2 million and $5.1 million at March 31, 2010 and December 31, 2009, respectively. These amounts are included with the long-term debt amounts.
(b)	The deferred tax asset is shown as an offset to the liabilities of MATEP due to the presentation of a net deferred income tax liability on the accompanying Consolidated Balance Sheets at March 31, 2010 and December 31, 2009.

The total assets and liabilities of MATEP have been classified as current assets and current liabilities of discontinued operations held for sale on the accompanying Consolidated Balance Sheets at March 31, 2010 and December 31, 2009.

Note C. Derivative Instruments

Energy Contracts

NSTAR Electric has determined that the majority of its electricity supply contracts qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $3.8 million as of March 31, 2010. The value represents the difference between the cost of this contract and projected market energy costs over the life of the contract and NSTAR Electric has recorded a long-term derivative asset and a corresponding long-term regulatory liability for the value of this contract. Changes in the value of the contract have no impact on earnings. NSTAR Gas has only one significant natural gas supply contract. This contract is an all-requirements portfolio asset management contract that expires in October 2011. This contract contains market-based pricing terms and therefore no financial statement adjustments are required. Natural gas supply costs incurred related to this contract were approximately $83 million and $93 million for the three-month periods ended March 31, 2010 and 2009, respectively, and have been recorded to Cost of gas sold on the accompanying Consolidated Statements of Income. Refer to the accompanying Part 1, Item 3, “Quantitative and Qualitative Disclosures About Market Risks,” for a further discussion.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Gas Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure natural gas supply, and qualify as derivative financial instruments. The fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date. All actual costs incurred or benefits realized are included in the CGAC of NSTAR Gas. NSTAR Gas records a regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income. These derivative contracts extend through April 2011. During the three-month periods ended March 31, 2010 and 2009, $3.1 million and $31.4 million, respectively, of these financial contracts were settled and were recognized as additional charges to Cost of gas sold on the accompanying Consolidated Statements of Income.

As of March 31, 2010, these gas hedging agreements, representing twelve individual contracts, hedged approximately 4,700 BBtu. The settlement of these contracts may have a short-term cash flow impact. Over the long-term, any such effects are mitigated by a regulatory recovery mechanism for those costs.

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

NSTAR Gas is also subject to this credit risk-related contingent feature. Based on market conditions at the time of a downgrade, NSTAR Gas could be required to post collateral in an amount that could be equal to or less than the fair value of the liability at the time of the downgrade. As of March 31, 2010, NSTAR Gas has an A+ Standard & Poors Credit Issuer rating. Collateral obligations are required in the event of a downgrade below an A rating by Standard & Poors and/or if the fair value of the contract exceeds established credit thresholds. Based on NSTAR Gas’ liability position with its gas hedge contract counterparties as of March 31, 2010, should NSTAR Gas’ credit rating be downgraded the collateral obligations described below would result.

Derivative Instruments and Hedging Activities

The following disclosures summarize the fair value of NSTAR Gas’ hedging agreements and renewable energy contracts deemed to be derivatives, the asset and liability positions of these agreements and the related settlements of hedging agreements:

(in thousands)	March 31, 2010	December 31, 2009
Gas Hedging Agreements
Consolidated Balance Sheet Account:
Current liabilities – power contract obligations	$1,841	$1,604
Deferred credits and other liabilities – power contract obligations	3,809	51

Total potential liability for derivative instruments	$5,650	$1,655

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(in thousands)	March 31, 2010	December 31, 2009
Renewable Energy Contracts – Non-hedging instruments
Consolidated Balance Sheet Account:
Deferred debits – other	$3,852	$—

Total asset for derivative instrument	$3,852	$—

(in thousands)	Amount of Gain or (Loss) Recognized Three Months Ended March 31,
	2010	2009
Settlement of Gas Hedging Agreements
Consolidated Statement of Income Account:
(Increase) decrease to Cost of gas sold	$(3,051)	$(31,416)
Increase (decrease) to revenues reflecting recovery of or return of settlements to customers	3,051	31,416

Net earnings impact	$—	$—

Credit Ratings Downgraded to:	Level Below “A” Rating	Incremental Obligations	Cumulative Obligations
(in thousands)
A-/A3	1	$—	$—
BBB+/Baa1	2	—	—
BBB/Baa2	3	—	—
BBB-/Baa3, or below investment grade	4	5,650	5,650

In addition, these agreements contain cross-default provisions that would allow NSTAR Gas and its counterparties to terminate and liquidate a gas hedge contract if either party is in default on other swap agreements with that same counterparty, or another unrelated agreement with that same counterparty in excess of stipulated threshold amounts.

Note D. Income Taxes

Health Care Reform

In March 2010, the President signed the PPACA and the HCERA into law. These laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D, beginning in 2013.

Because the tax benefits associated with these future deductions were reflected as deferred income tax assets in the consolidated financial statements, the elimination of the tax deductions resulted in a reduction in deferred tax assets of $17.4 million. As a result of its rate recovery mechanism, NSTAR established a regulatory asset for this amount to reflect the anticipated future collection from customers due to the law change. NSTAR also established an additional regulatory asset of $11.2 million and a related increase in deferred tax liabilities to reflect a tax gross-up for revenue requirement purposes. The tax law change had no material impact to NSTAR’s reported earnings.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Effective Tax Rate

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2010 and the actual effective income tax rate for the year ended December 31, 2009:

	2010	2009
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4%	4%
Other	(1)%	(1)%

Effective tax rate	38%	38%

Uncertain Tax Positions

As of March 31, 2010, the 2001 through 2007 federal and state tax years remain open. NSTAR is negotiating with IRS Appeals in an attempt to settle all issues relating to years 2001 through 2007. To date, NSTAR has reached agreement on the SSCM issue with a closing agreement expected to be signed in the second quarter of 2010. Upon approval of the settlement by the U.S. Congress Joint Committee on Taxation, NSTAR expects receipt of the $129 million of its refundable income tax receivable, plus interest, in the second half of 2010. Potential settlement discussions related to the RCN matter are continuing; however, the timing of any final settlement is uncertain as well as whether an agreement can be reached at an amount that would be acceptable to NSTAR. If an agreement is reached, it is reasonably possible that a charge could be recognized. Such agreement would also require Joint Committee approval. In the event that NSTAR is unsuccessful in reaching a reasonable settlement agreement with the IRS Appeals, it will continue the current plan to litigate the RCN tax matter. This action would delay resolution of this tax matter beyond 2010.

The following is a reconciliation of the unrecognized tax benefits that have been recognized as uncertain tax position liabilities on the accompanying Consolidated Balance Sheets included in Deferred credits and other liabilities: Other:

	Three Months Ended March 31,
(in millions)	2010	2009
Balance at beginning of year	$15	$15
Changes for current year tax positions	—	—

Balance at end of year	$15	$15

As of March 31, 2010 and 2009, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.

Interest on Tax Positions

NSTAR recognizes interest accrued related to uncertain tax positions in Interest charges: Interest income and other, net and related penalties, if applicable, in Other deductions, on the accompanying Consolidated Statements of Income. This accounting policy is consistent with the recognition of these items prior to the adoption of the accounting standard for uncertain tax positions. For the three months ended March 31, 2010 and 2009, the amount of interest income recognized on the accompanying Consolidated Statements of Income was $0.4 million and $0.8 million, respectively, and the total amount of accrued interest receivable on the accompanying Consolidated Balance Sheets was $25 million and $24.6 million at March 31, 2010 and December 31, 2009, respectively. No penalties were recognized during the period.

In addition to its uncertain tax position liability, NSTAR has unrecognized benefits associated with interest on construction-related uncertain tax positions. These unrecognized benefits were $4 million as of March 31, 2010 and December 31, 2009, respectively. As a result of the settlement agreement reached with IRS Appeals on SSCM, it is unlikely that additional benefits will be recognized on this issue. The agreement reached with the IRS is subject to approval by the Joint Committee.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table summarizes basic and diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
Net income attributable to common shareholders	$59,718	$61,036
Basic and Diluted EPS:
Continuing operations	$0.51	$0.53
Discontinued operations	0.05	0.04

Total earnings	$0.56	$0.57

Weighted average common shares outstanding for basic EPS	106,808	106,808
Effect of dilutive shares:
Weighted average dilutive potential common shares	222	208

Weighted average common shares outstanding for diluted EPS	107,030	107,016

Note F. Segment and Related Information

For the purpose of providing segment information, NSTAR’s principal operating segments are its traditional core businesses of electric and natural gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts. The unregulated operating segment engages in business activities that include telecommunications and a liquefied natural gas service. Amounts related to discontinued operations have been excluded from the data presented. Amounts shown on the following table for the three-month periods ended March 31, 2010 and 2009 include the allocation of NSTAR’s (Holding Company) results of operations and assets to each business segment, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively. The allocation of Holding Company charges is based on an indirect allocation of the Holding Company’s investment relating to these various business segments.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Financial data for the segments of continuing operations were as follows:

	Utility Operations		Unregulated	Consolidated
(in thousands)	Electric	Gas	Operations	Total
Three months ended March 31,
2010
Operating revenues	$579,777	$182,569	$4,262	$766,608
Segment net income (loss)	$38,259	$15,207	$1,456	$54,922
2009
Operating revenues	$672,480	$232,141	$4,017	$908,638
Segment net income (loss)	$39,448	$16,389	$1,282	$57,119

Total assets
March 31, 2010	$7,009,530	$787,918	$17,086	$7,814,534
December 31, 2009	$7,134,090	$819,446	$23,393	$7,976,929

Note G. Fair Value Measurements

NSTAR discloses fair value measurement pursuant to a framework for measuring fair value in accordance with GAAP. NSTAR follows a fair value hierarchy that prioritizes the inputs used to determine fair value and requires the Company to classify assets and liabilities carried at fair value based on the observability of these inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are:

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

The renewable energy contract was valued based on the difference between the contracted price and the estimated fair value of remaining contracted supply to be purchased. Inputs used to develop the estimate included on-line regional generation and forecasted demand.

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:

	March 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities(a)	$—	$—	$—	$—
Deferred Compensation Assets ( b)	28	—	—	28
Investments ( b)	12	—	—	12
Renewable Energy Contract (c)	—	—	4	4

Total	$40	$—	$4	$44

Liabilities:
Gas Hedges ( d)	$—	$6	$—	$6

Total	$—	$6	$—	$6

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities(a)	$147	$—	$—	$147
Deferred Compensation Assets ( b)	27	—	—	27
Investments ( b)	12	—	—	12

Total	$186	$—	$—	$186

Liabilities:
Gas Hedges ( d)	$—	$2	$—	$2

Total	$—	$2	$—	$2

(a) -	Included in “Cash and cash equivalents” on the accompanying Consolidated Balance Sheets
(b) -	Included in “Other investments” on the accompanying Consolidated Balance Sheets
(c) -	Included in “Deferred debits – other” on the accompanying Consolidated Balance Sheets
(d) -	Included in “Current liabilities: Power contract obligations” and “Deferred credits and other liabilities: Power contract obligations” on the accompanying Consolidated Balance Sheets

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of March 31, 2010 and December 31, 2009, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues. Carrying amounts and fair values as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term indebtedness of continuing operations (including current maturities)	$2,541,037	$2,674,250	$2,649,681	$2,755,110

Note H. Long-Term Debt Issuances and Retirement

On January 28, 2010, NSTAR Gas issued $125 million of its 4.46% fixed rate 10-year First Mortgage Bonds, Series N. The proceeds from this sale were used to retire NSTAR Gas’ short-term debt to NSTAR.

In mid-February 2010, NSTAR retired its $500 million, 8% Notes.

On March 15, 2010, NSTAR Electric’s subsidiary, BEC Funding LLC, retired its final series of outstanding Transition Property Securitization Certificates. On March 16, 2010, NSTAR Electric issued, at a discount, $300 million of 5.50% Debentures due 2040. The proceeds from this sale were used to retire NSTAR Electric’s short-term debt and for other corporate purposes.

Note I. Commitments and Contingencies

1. Service Quality Indicators

SQI are established performance benchmarks for certain identified measures of service quality relating to customer service and billing performance, safety and reliability and DPU Consumer Division statistics

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

NSTAR Electric and NSTAR Gas service quality performance levels for 2009 were not in a penalty situation and the final performance reports were filed with the DPU on March 1, 2010.

2. Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of March 31, 2010 and December 31, 2009, NSTAR had liabilities of approximately $0.7 million and $0.8 million, respectively, for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of March 31, 2010 and December 31, 2009, NSTAR had a liability of approximately $16 million and $14 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was identified as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) costs is subject to DPU review and approval. NSTAR Electric incurred incremental costs of $11 million, $13 million, $15 million and $16 million in 2006, 2007, 2008 and 2009, respectively. During 2010, approximately $4.8 million has been incurred. This includes incremental operations and maintenance and revenue requirements on capital investments. NSTAR is awaiting the results of the 2006 and 2007 filings from the DPU prior to submitting the final 2008 and 2009 CPSL cost recovery reconciliations with the DPU. NSTAR cannot predict the timing of a DPU order related to these pending filings. Should an adverse decision be issued that disallows a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR’s results of operations, financial position, and cash flows.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence. NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008. NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail. However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options. As of March 31, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $21.5 million, pre-tax. NSTAR cannot predict the timing of this proceeding.

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

3. Yankee Companies Spent Fuel Litigation

In October 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation in the amounts of $34.2 million, $32.9 million, and $75.8 million for Connecticut Yankee Atomic Power Company (CY), Yankee Atomic Electric Company (YA), and Maine Yankee Atomic Power Company (MY), respectively. This judgment in favor of the Yankee Companies relates to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY (DOE Phase I Damages). NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively. On July 1, 2009, the Yankee Companies filed for additional damages related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for the years from January 2002 through December 2008 for CY and YA, and from January 2003 through December 2008 for MY (DOE Phase II Damages). This phase of the spent nuclear fuel litigation specifies damages in the amounts of $135.4 million, $86.1 million, and $43 million for CY, YA, and MY, respectively. Claim amounts applicable to NSTAR Electric are $19 million, $12 million, and $1.7 million, respectively.

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

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations, and cash flows of NSTAR during the periods presented and should be read in conjunction with the accompanying consolidated financial statements and related notes, and with the MD&A in NSTAR’s 2009 Annual Report on Form 10-K.

Discontinued Operations

On December 21, 2009, NSTAR announced the execution of an agreement to sell its wholly-owned subsidiary, Medical Area Total Energy Plant, Inc. (MATEP). MATEP provides steam, chilled water service, and electricity under long-term contracts to several hospitals, medical research and biotechnology centers, and teaching institutions in the Longwood Medical Area of Boston. The sale, at a price of approximately $320 million in cash, is subject to certain federal and local regulatory approvals. The final sale price is subject to certain closing adjustments related to changes in working capital, interest, and other adjustments.

MATEP’s principal asset is a cogeneration plant that produces electricity, steam and chilled water, and a distribution system that delivers these products to its customers. MATEP has approximately 85 employees.

NSTAR received two of three necessary regulatory approvals during the first and second quarters of 2010 and anticipates completing the sale of MATEP during May 2010.

Business Overview

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. NSTAR’s core business is a traditional “pipes and wires” company with a continuing focus on shareholder value and a continued commitment for safe and reliable energy delivery to customers. NSTAR also focuses on providing accurate information and other helpful assistance to its customers, thereby providing a superior customer experience. NSTAR’s strategy is to invest in transmission and distribution assets that will align with its core competencies.

Electric utility operations. For the three-months ended March 31, 2010, NSTAR derived 76% of its operating revenues from the transmission and distribution of electric energy through NSTAR Electric.

Gas operations. For the three-months ended March 31, 2010, NSTAR derived 23% of its operating revenues from the distribution of natural gas through NSTAR Gas.

Unregulated operations. For the three-months ended March 31, 2010, NSTAR derived 1% of its operating revenues from a non-utility, unregulated operating subsidiary involved in telecommunications operations.

Earnings. NSTAR’s earnings are impacted by its customers’ requirements for energy in the form of unit sales of electricity and natural gas, which directly determine the levels of electric retail distribution and transmission revenues and natural gas firm and transportation revenues recognized. In accordance with the regulatory rate structures in which NSTAR operates, its recovery of energy and energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings.

Net income attributable to common shareholders for the three-month period ended March 31, 2010, was $59.7 million or $0.56 diluted earnings per share, as compared to $61 million, or $0.57 diluted earnings per share for the same period in 2009, as further explained below.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of NSTAR’s 2009 Form 10-K. There have been no substantive changes to those policies and estimates.

Rate Structure

a. Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU-approved seven-year Rate Settlement Agreement (“Rate Settlement Agreement”) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates. The increase adjustment is 1.32% effective January 1, 2010; and corresponding adjustments were 1.74%, 2.68%, and 2.64% effective January 1, 2009, 2008, and 2007, respectively. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

b. Electric Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs and certain DPU-approved safety and reliability programs costs), a Pension and PBOP Rate Adjustment Mechanism (PAM) to recover incremental pension and pension benefit costs and a reconciling rate adjustment mechanism to recover costs associated with the residential assistance adjustment clause, and an Energy Efficiency Reconciling Factor (EERF) to recover energy efficiency expenditures in addition to those charges recovered in the energy conservation charge;

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

•	an energy conservation charge represents a legislatively-mandated charge to collect costs for energy efficiency programs; and

•	a renewable energy charge represents a legislatively-mandated charge to collect the costs to support the development and promotion of renewable energy projects.

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

Retail natural gas delivery and supply rates are established by the DPU and are comprised of:

•

a distribution charge consists of a fixed customer charge and a demand and/or energy charge that collects the costs of building and expanding the natural gas infrastructure to deliver natural gas supply to its customers’ destination. This also includes collection of ongoing operating costs;

•

a seasonal cost of gas adjustment clause (CGAC) represents the collection of natural gas supply costs, pipeline and storage capacity, costs related to charge-offs of uncollected energy costs and working capital related costs. The CGAC is reset every six months. In addition, NSTAR Gas is required to file interim changes to its CGAC factor when the actual costs of natural gas supply vary from projections by more than 5%; and

•

a local distribution adjustment clause (LDAC) primarily represents the collection of energy efficiency program costs, environmental costs, PAM related costs, and costs associated with the residential assistance adjustment clause. The LDAC is reset annually and provides for the recovery of certain costs applicable to both sales and transportation customers.

NSTAR Gas purchases financial contracts based on NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure natural gas supply. All costs incurred or benefits realized when these contracts are settled are included in the CGAC.

d. Regulatory Matters

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental spending for the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these CPSL costs is subject to DPU review and approval. NSTAR Electric incurred incremental costs of $11 million, $13 million, $15 million and $16 million in 2006, 2007, 2008 and 2009, respectively. During 2010, approximately $4.8 million has been incurred. This includes incremental operations and maintenance and revenue requirements on capital investments. NSTAR is awaiting the results of the 2006 and 2007 filings from the DPU prior to submitting the final 2008 and 2009 CPSL cost recovery reconciliations with the DPU. NSTAR cannot predict the timing of a DPU order related to these pending filings. Should an adverse decision be issued that disallows a significant portion of CPSL cost recovery, it could have a material adverse impact to NSTAR’s results of operations, financial position, and cash flows.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On December 14, 2007, the Motion for Reconsideration was granted and the DPU reopened the case to hear additional evidence. NSTAR Electric filed additional testimony in April 2008, an evidentiary hearing was held, and briefs were filed in June and early July 2008. NSTAR Electric believes its position is appropriate and that it is probable that it will ultimately prevail. However, in the event the DPU does not rule in its favor, NSTAR Electric intends to pursue all legal options. As of March 31, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $21.5 million, pre-tax. NSTAR cannot predict the timing of this proceeding.

FERC Transmission ROE

NSTAR earns an 11.14% ROE on local transmission facility investments. The ROE on NSTAR’s regional transmission facilities is 11.64%. Additional incentive adders are determined on a case-by-case basis according to FERC’s national transmission incentive rules. The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities that can bring the ROE for NSTAR up to 13.1% for certain qualified regional investments.

Other

a. Energy Efficiency Plans - NSTAR Electric and NSTAR Gas

NSTAR Electric and NSTAR Gas are required to administer energy efficiency programs. The Massachusetts Green Communities Act (GCA) required electric and natural gas distribution companies to develop three-year energy efficiency plans. The first three-year plan effective in 2010 is expected to lead to a significant expansion of energy efficiency activity in Massachusetts. Like the historical programs, the new three-year plan includes financial incentives based on energy efficiency program performance. In addition, the DPU has stated that it will permit distribution companies that do not yet have rate decoupling mechanisms in place to implement lost base revenue rate adjustment mechanisms that will partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

NSTAR Electric has filed its 2010 Energy Efficiency Plan and anticipates that the program will amount to about $122 million in spending. NSTAR Gas has filed its 2010 Energy Efficiency Plan and anticipates that the program will amount to about $14.5 million in spending. These 2010 plans were approved by DPU on January 28, 2010.

b. Proposed Transmission Investment

On May 22, 2009, FERC issued a declaratory judgment that ruled favorably on the proposed structure of a transmission arrangement for a new participant-funded transmission line between New England and Quebec. Under this arrangement, firm transmission service is expected to be provided to Hydro-Quebec by a venture between NSTAR Electric and Northeast Utilities (NU). NSTAR, NU and Hydro-Quebec have agreed to develop this project, and are currently negotiating long-term transmission service and purchase power agreements. NSTAR Electric and NU anticipate filing the transmission service agreement with the FERC and the project design with ISO-New England by mid-2010, and NSTAR Electric anticipates filing a power purchase agreement with DPU by the end of 2010.

Results of Continuing Operations

The following section of MD&A compares the results of continuing operations for each of the three-month periods ended March 31, 2010 and 2009 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Earnings Outlook

NSTAR reaffirms its 2010 earnings guidance and expects to report earnings for the year in the $2.45 to $2.55 per share range. This range excludes the anticipated gain on the MATEP sale.

Common Share Dividends

NSTAR’s current quarterly cash dividend rate is $0.40 per share or $1.60 per share on an annualized basis. On March 25, 2010, NSTAR’s Board of Trustees declared a quarterly cash dividend of $0.40 per share to shareholders of record on April 9, 2010, payable May 1, 2010.

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

Executive Summary of Quarterly Results

Earnings per common share were as follows:

	Three Months Ended March 31,
	2010	2009	% Change
Basic and Diluted – Continuing operations	$0.51	$0.53	(3.8)
Basic and Diluted – Discontinued operations	0.05	0.04	25.0

	$0.56	$0.57	(1.8)

Net income attributable to common shareholders was $59.7 million for the quarter ended March 31, 2010 compared to $61 million for the same period in 2009. Major factors on an after-tax basis that contributed to the $1.3 million, or 2.1%, decrease include:

•	Lower electric distribution revenues due to a 2.1% decrease in sales offset by the annual inflation rate adjustment ($1.3 million)

•	Lower firm gas revenues due to a 5.4% decrease in BBTU sales ($1.8 million)

•	Higher depreciation and property taxes ($2.8 million)

•	Higher operations and maintenance expense ($1.7 million)

These decreases in earnings factors were partially offset by:

•	Lower costs to achieve amortization ($2.5 million)

•	Lower net interest charges ($0.6 million)

•	Higher transmission revenues ($1.4 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from continuing operating activities provided approximately $138.8 million, a decrease of $92.2 million as compared to the same period in 2009. The decrease primarily reflects the timing of the payments and customer collections related to energy costs

•	NSTAR invested approximately $79 million in capital projects to improve system reliability and capacity

•

NSTAR Gas issued $125 million of 4.46% debentures and NSTAR Electric issued $300 million of 5.50% debentures with an effective rate of 5.61%. NSTAR paid approximately $42.7 million in common share dividends and retired approximately $529 million in long-term and securitized debt.

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh

	Three Months Ended March 31,
	2010	2009	% Change

Residential	1,675,	1,726,094	(2.9)
Commercial, Industrial, and Other	3,517,270	3,579,813	(1.7)

Total retail sales	5,192,491	5,305,907	(2.1)

Firm Gas Sales and Transportation - BBtu

	Three Months Ended March 31,
	2010	2009	% Change

Residential	9,709	10,334	(6.0)
Commercial and Industrial	8,404	8,844	(5.0)
Municipal	1,397	1,440	(3.0)

Total firm sales	19,510	20,618	(5.4)

NSTAR’s electric energy sales in the three months ended March 31, 2010 declined 2.1% compared to 2009 primarily due to unfavorable weather conditions resulting from a warmer winter during 2010 as compared to 2009. Heating degree-days in NSTAR’s service area for the three months ended March 31, 2010 were down 7.3% from the same period in 2009.

The 5.4% decrease in firm gas and transportation sales is due to the warmer winter weather.

Primarily weather, but also to a lesser extent fluctuations in fuel costs, conservation measures, and economic conditions affect sales to NSTAR’s residential and small commercial customers. Economic conditions, fluctuations in fuel costs, and conservation measures affect NSTAR’s large commercial and industrial customers. In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature variations. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Weather conditions

NSTAR forecasts its electric and natural gas sales based on normal weather conditions. Actual results may vary from those projected due to actual weather conditions, energy conservation, and other factors. Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Part 1 “Financial Information” of this Form 10-Q.

The demand for electricity and natural gas is affected by weather. Weather impacts electric sales primarily during the summer and, to a greater extent, natural gas sales during the winter season in NSTAR’s service area. Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently colder or warmer. Also, NSTAR’s electric and natural gas businesses are sensitive to variations in daily weather, are highly influenced by New England’s seasonal weather variations, and are susceptible to severe storm-related incidents that could adversely affect the Company’s ability to provide energy.

Degree-days measure changes in daily mean temperature levels. A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees. The comparative information below relates to heating degree-days for the three-month periods ended March 31, 2010 and 2009 and the number of heating degree-days in a “normal” year as presented by a 30-year average. NSTAR uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years (currently 1980-2009), as collected at the Worcester, Massachusetts airport for heating degree-day data. As shown in the table below, weather conditions during the three-month period ended March 31, 2010 measured by heating degree-days were 7.3% lower/warmer for 2010 as compared to 2009, unfavorably impacting gas revenues. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days
Three months ended March 31, 2010	3,107
Three months ended March 31, 2009	3,352
Normal 30-Year Average	3,273

Percentage that 2010 was warmer than 2009	7.3%
Percentage that 2010 was warmer than 30-year average	5.1%

Operating revenues

Operating revenues for the first quarter of 2010 decreased $142 million, or 15.6%, from the same period in 2009 as follows:

(in millions)	Three Months Ended March 31,		Increase/(Decrease)
	2010	2009	Amount	Percent

Electric revenues
Retail distribution and transmission	$252.7	$236.5	$16.2	6.8%
Energy, transition and other	327.0	436.0	(109.0)	(25.0)%

Total retail electric revenues	579.7	672.5	(92.8)	(13.8)%
Gas revenues
Firm and transportation	60.3	62.1	(1.8)	(2.9)%
Energy supply and other	122.3	170.0	(47.7)	(28.1)%

Total gas revenues	182.6	232.1	(49.5)	(21.3)%

Unregulated operations revenues	4.3	4.0	0.3	7.5%

Total operating revenues	$766.6	$908.6	$(142.0)	(15.6)%

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

The increase of $16.2 million, or 6.8%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($11.2 million)

•	Increased PAM revenue ($4.1 million)

These increases were partially offset by:

•	Decreased sales of 2.1% due to the impact of weather conditions, partially offset by increased electric revenues resulting from the annual inflation rate adjustment ($2.1 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $109 million decrease in energy, transition, and other revenues is primarily attributable to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area. Firm and transportation revenues decreased $1.8 million primarily due to customers reducing usage as a result of milder winter weather, which resulted in a decrease in sales volumes of 5.4% ($2.9 million).

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenues decrease of $47.7 million primarily reflects a decrease in the cost of gas supply. These revenues are fully reconciled with the costs currently recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

Unregulated Operations Revenues

Unregulated operating revenues are derived from NSTAR’s telecommunications operations. Unregulated revenues were $4.3 million for the quarter ended March 31, 2010 compared to $4 million in 2009, an increase of $0.3 million, or 7.5%. The increase in unregulated revenues is primarily the result of new contracts added over the past year.

Operating expenses

Purchased power and transmission expense was $283.2 million in the first quarter of 2010 compared to $376.6 million in the same period of 2009, a decrease of $93.4 million, or 24.8%. The decrease in expense reflects NSTAR Electric’s lower energy sales of 2.1%, as well as lower Basic Service and other energy costs of $104.2 million. These decreases were partially offset by higher transmission costs of $10.8 million due to an increase in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $110.6 million in the first quarter of 2010 compared to $157.1 million in 2009, a decrease of $46.5 million, or 29.6%. The decrease in expense primarily reflects lower sales of 5.4% and a decrease in natural gas supply costs. NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $110 million in the first quarter of 2010 compared to $104.3 million in the same period of 2009, an increase of $5.7 million, or 5.5%. The increase in expense reflects higher pension and PBOP related PAM amortization costs ($2.2 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were storm-related expenses ($1.5 million), assessed regulatory fees ($0.8 million), and costs associated with employee benefits ($1.5 million).

Depreciation and amortization expense was $93.1 million in the first quarter of 2010 compared to $98.8 million in the same period of 2009, a decrease of $5.7 million or 5.8%. The decrease primarily reflects the completion of the 10-year amortization related to merger integration costs and lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $20.3 million in the first quarter of 2010 compared to $19.2 million in the same period of 2009, an increase of $1.1 million, or 5.7%, which is consistent with the collection of conservation and renewable energy revenues. These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR anticipates a further increase in Energy Efficiency spending during 2010 and in future years driven by requirements of the GCA. Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

Property and other taxes expense was $31.2 million in the first quarter of 2010 compared to $28.7 million in the same period of 2009, an increase of $2.5 million, or 8.7%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $37.2 million in the first quarter of 2010 compared to $38.1 million in the same period of 2009, a decrease of $0.9 million, or 2.4%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR’s $500 million, 8% Notes in mid-February 2010.

Interest income and other, net were $5.9 million of net interest income in the first quarter of 2010 compared to $4.7 million of net interest income in the same period of 2009, an increase of $1.2 million, or 25.5%, due to increased interest income of $1.6 million related to higher regulatory deferrals, partially offset by lower interest income on income tax matters of $0.4 million.

Short-term debt interest charges were $0.2 million in the first quarter of 2010 compared to $0.7 million in the same period of 2009, a decrease of $0.5 million, or 71.4%, due to a reduction in the first quarter of 2010 weighted average borrowing rate and a lower average level of borrowed funds.

Other income (deductions):

Other income was approximately $1.8 million in the first quarter of 2010 compared to $1.4 million in the same period of 2009, an increase of $0.4 million. The increase relates primarily to higher cash surrender values of insurance policies.

Income tax expense:

Income tax expense was $33.3 million in the first quarter of 2010 compared to $33.8 million in the same period of 2009, a decrease of $0.5 million, or 1.5%, primarily reflecting a lower pre-tax operating income in 2010.

Liquidity and Capital Resources

Financial Market Impact

Ongoing volatility and uncertainty in the financial markets may adversely impact the availability of credit and the cost of credit to NSTAR and its subsidiary companies. However, during 2009 and through the first quarter of 2010, NSTAR was able to successfully access capital markets to issue long-term debt and also to facilitate short-term financing for working capital needs. NSTAR and its subsidiaries utilize the commercial paper market to meet their short-term cash requirements. NSTAR and NSTAR Electric currently have Revolving Credit Agreements in place through December 2012. These Credit Agreements serve as a liquidity backup to the commercial paper program. Short-term commercial paper debt obligations are commonly refinanced to long-term obligations with fixed-rate bonds or notes as needed or when interest rates are considered favorable. Refer to Item 1A, Risk Factors, in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2009, for a further discussion.

As a result of volatility in the financial markets and its impact on NSTAR’s Pension and PBOP Plan investments, NSTAR continues to evaluate the extent to which it may make additional cash contributions. Should NSTAR elect to increase its level of funding to these plans, NSTAR believes it has adequate access to capital resources to support its contributions.

Working Capital

NSTAR Electric has a $125 million note due in May 2010, which it anticipates paying through short-term borrowing capacity. Cash equivalents held by NSTAR at December 31, 2009 were used to pay, in part, the redemption price of the NSTAR $500 million, 8% Notes in February, 2010. NSTAR believes that it has adequate access to short-term credit markets to facilitate its working capital needs at favorable terms.

Current Cash Flow Activity

NSTAR’s primary uses of cash in the first quarter of 2010 included capital expenditures, dividend payments, and long-term and securitized debt redemptions. NSTAR’s primary sources of cash in the first quarter of 2010 included cash from electric and gas operations and issuance of $425 million in long-term debt.

Operating Activities

The net cash provided by continuing operating activities was $138.8 million in 2010, as compared to $231 million in 2009, a decrease of approximately $92.2 million primarily due to the timing of energy supply payments and their related recovery from customers.

Investing Activities

The net cash used in investing activities of continuing operations in 2010 was $83.3 million, compared to $106 million in 2009. The majority of these expenditures were for system reliability improvements and capacity improvements in the NSTAR service territory. The decrease in plant expenditures was primarily due to a lower level of major transmission projects.

Financing Activities

Net cash used in financing activities of continuing operations in 2010 was $186.4 million compared to $121.1 million in 2009. Uses of cash primarily reflect long-term and securitized debt redemptions of $529 million in 2010 compared to $36.5 million in 2009. In addition, NSTAR’s short-term debt decreased by $16 million. Sources of cash during 2010 included proceeds from NSTAR Electric’s issuance of $300 million in long-term debt and NSTAR Gas’s issuance of $125 million in long-term debt.

Income Tax Payments

During the three months ended March 31, 2010 and 2009, NSTAR made income tax payments of $11.4 million and $14.4 million, respectively.

Refundable Income Tax

The refundable income tax of $129.1 million related to the SSCM will be fully refunded to NSTAR including interest. Subject to timely completion of IRS appeals discussions, this amount is expected to be received in the second half of 2010.

Sources of Additional Capital and Financial Covenant Requirements

With the exception of bond indemnity agreements and gas hedging agreements, NSTAR has no financial guarantees, commitments, debt or lease agreements that would require a change in terms and conditions, such as acceleration of payment obligations, as a result of a change in its credit rating. However, in addition to the bond indemnity and gas hedging agreements, NSTAR’s subsidiaries could be required to provide additional security for energy supply contract performance obligations, such as a letter of credit for their pro-rata share of the remaining value of such contracts.

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times, excluding Transition Property Securitization Certificates and excluding accumulated other comprehensive income (loss) from common equity. NSTAR Gas must also maintain a total debt to capitalization ratio no greater than 65% at all times pursuant to its revolving credit agreement. NSTAR Gas was in compliance with its financial covenant requirements including a minimum equity requirement, under its long-term debt arrangements at March 31, 2010 and December 31, 2009. Under the minimum equity requirement, the outstanding long-term debt of NSTAR Gas must not exceed equity. NSTAR’s long-term debt other than its secured debt, issued by NSTAR Gas and MATEP, is unsecured.

NSTAR (Holding Company) currently has a $175 million revolving credit agreement that expires December 31, 2012. At March 31, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at March 31, 2010 and December 31, 2009, had $165 million and zero amounts outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity. Commitment fees must be paid on the total agreement amount. At March 31, 2010 and December 31, 2009, NSTAR was in full compliance with the aforementioned covenant as the ratios were 58.8% and 59.8%, respectively.

On April 6, 2009, the DPU approved NSTAR Electric’s new two-year financing plan to issue an additional $500 million in long-term debt securities. On October 9, 2009, in connection with this filing, NSTAR and NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue debt securities from time to time in one or more series. On November 17, 2009, NSTAR issued, at a discount, $350 million of fixed rate (4.5%) Debentures due November 15, 2019. In mid-February 2010, NSTAR retired its $500 million, 8% Notes as scheduled. On March 16, 2010, NSTAR Electric sold $300 million of 5.50% Debentures due 2040. NSTAR or NSTAR Electric used the proceeds from the prospective issuance of these securities for the redemption or repayment of outstanding long-term debt and short-term debt balances and/or general working capital purposes.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2010, with maturity dates no later than October 21, 2011, in amounts such that the aggregate principal does not exceed $655 million at any one time. On April 8, 2010, NSTAR Electric filed to extend this authorization until October 23, 2012. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At March 31, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $160 million and $341 million outstanding balances at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 48.7% and 46.5%, respectively.

NSTAR Gas has a $100 million revolving credit facility. This facility is due to expire on December 10, 2010. NSTAR Gas anticipates that this facility will be renewed. As of March 31, 2010 and December 31, 2009, NSTAR Gas had no amounts outstanding. At March 31, 2010, NSTAR Gas was in full compliance with its covenant in connection with the facility, as the total debt to capitalization ratio was 48%.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR’s or its subsidiaries’ financial condition and credit ratings.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. As of March 31, 2010, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.1 billion of their total common equity (approximately $2.3 billion) to NSTAR and remain in compliance with debt covenants. Based on NSTAR’s key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected cash requirements.

Commitments and Contingencies

NSTAR is exposed to certain matters as discussed in this section under the caption “Critical Accounting Policies and Estimates.”

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

Commodity and Credit Risk

Although NSTAR has material energy commodity purchase contracts, any potential market risk, including counter-party credit risk, should not have an adverse impact on NSTAR’s results of operations, cash flows, or financial position. NSTAR Electric and NSTAR Gas have rate-making mechanisms that allow for the recovery of energy supply costs from those customers who make commodity purchases from NSTAR’s electric and natural gas subsidiaries rather than from the competitive market supplier. All energy supply costs incurred by NSTAR Electric and NSTAR Gas in providing energy to their retail customers are recovered on a fully reconciling basis.

In addition, NSTAR has minimal cash flow risk due to the short-term nature of these contracts and the rate-making mechanics that permit recovery of these costs in a timely manner. The majority of NSTAR’s electric and natural gas commodity purchase contracts range in term from three to twelve months. NSTAR Electric has the ability to seek cost recovery and adjust its rates as frequently as every three months for its large commercial and industrial customers and every six months for its residential customers. NSTAR Gas has the ability to seek cost recovery as required if costs exceed 5% of the current projected cost recovery level. Both NSTAR Electric and NSTAR Gas earn a carrying charge on under-collected commodity balances that would mitigate any incremental short-term borrowing costs. NSTAR believes it is unlikely that it would be exposed to a liquidity risk resulting from significant market price increases based on the recovery mechanisms currently in place.

To mitigate the cash flow and cost variability related to the commodity price risk on approximately one-third of its natural gas purchases, NSTAR Gas purchases financial futures contracts on behalf of its customers. NSTAR Gas has a rate-making mechanism that provides for recovery of the actual settlement value of these contracts on a fully reconciling basis. Refer to the accompanying Notes to Consolidated Financial Statements, Note C, “Derivative Instruments, Gas Hedging Agreements” for a further discussion.

Certain renewable energy requirements of the GCA may require NSTAR to enter into renewable energy supply contracts extending longer than twelve months, in order to satisfy renewable supply requirements.

Interest Rate Risk

NSTAR believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs. These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable. The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding. The weighted average interest rates, including fees for short-term indebtedness, were 0.35% and 0.63% for the three months ended March 31, 2010 and 2009, respectively. On a long-term basis, NSTAR mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

Item 4.	Controls and Procedures

NSTAR’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As of the end of the period covered by this Quarterly Report on Form 10-Q, NSTAR carried out an evaluation, under the supervision and with the participation of NSTAR’s management, including NSTAR’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NSTAR’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NSTAR’s disclosure controls and procedures were effective (1) to timely alert them to material information relating to NSTAR’s information required to be disclosed by NSTAR in the reports that it files or submits under the Securities Exchange Act of 1934 and (2) to ensure that appropriate information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in NSTAR’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) during NSTAR’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, NSTAR’s internal control over financial reporting.

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

Shareholders or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2(c).	Unregistered Sales of Equity Securities and Use of Proceeds

Common shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the NSTAR Long Term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased on the open market by the Company or an independent agent. During the three-month period ended March 31, 2010, all shares listed below were acquired in the open market.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

January	157,459	$35.29
February	132,988	$34.24
March	259,539	$35.11

Total first quarter	549,986	$34.95

Item 6.	Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:

Exhibit	15	-	Letter Re Unaudited Interim Financial Information

	15.1		PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a - 14(a)/15d-14(a) Certifications

	31.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1		Report of Independent Registered Public Accounting Firm*

*	Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act. Therefore, the accountant is not subject to the liability provisions of Section 11 of the 1933 Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR
(Registrant)

Date May 3, 2010	By:	/S/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and Chief Accounting Officer