Form 10-Q
period 2010-06-30
NSTAR/MA
filed 2010-08-03
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s class of common stock was 103,586,727 Common Shares, par value $1 per share, as of July 30, 2010.

NSTAR

Form 10-Q

Quarterly Period Ended June 30, 2010

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
Unregulated operations	Represents non rate-regulated operations of NSTAR Com and Hopkinton
Discontinued operations	Represents operations of MATEP

Regulatory and Other Authorities
DOE	U. S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FERC	Federal Energy Regulatory Commission
IRS	U. S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U. S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
ASR	Accelerated Share Repurchase program
BBtu	Billions of British thermal units
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
EERF	Energy Efficiency Reconciling Factor
EPS	Earnings Per Common Share
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
HCERA	Health Care and Education Reconciliation Act of 2010
LDAC	Local Distribution Adjustment Clause
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
PPACA	Patient Protection and Affordable Care Act of 2010
ROE	Return on Equity
SIP	Simplified Incentive Plan
SSCM	Simplified Service Cost Method
VWAP	Volume Weighted Average Share Price
YA	Yankee Atomic Electric Company

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements may also be contained in other filings with the SEC, in press releases, and oral statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. NSTAR uses words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what NSTAR expected. Actual results could differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Examples of some important factors that could cause NSTAR’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

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

Any forward-looking statement speaks only as of the date of this filing and NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult all further disclosures NSTAR makes in its filings to the SEC. Other factors in addition to those listed here could also adversely affect NSTAR. This Quarterly Report also describes material contingencies and critical accounting policies and estimates in the accompanying Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 1A, “Risk Factors” and in the accompanying Part 1, Item 1, Notes to Consolidated Financial Statements and NSTAR encourages a review of these items.

Part I. Financial Information

Item 1.	Financial Statements

NSTAR

Consolidated Statements of Income

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues	$655,795	$683,593	$1,422,403	$1,592,416

Operating expenses:
Purchased power and transmission	268,094	297,577	551,337	674,186
Cost of gas sold	40,050	43,004	150,669	200,082
Operations and maintenance	101,548	93,390	211,537	197,863
Depreciation and amortization	73,025	91,663	166,084	190,489
Energy efficiency and renewable energy programs	24,605	19,198	44,863	38,368
Property and other taxes	26,698	24,267	57,888	52,963

Total operating expenses	534,020	569,099	1,182,378	1,353,951

Operating income	121,775	114,494	240,025	238,465

Interest charges (income):
Long-term debt	31,082	32,817	64,538	65,044
Transition property securitization	2,851	4,960	6,614	10,803
Interest income and other, net	(11,177)	(10,317)	(17,060)	(14,484)

Total interest charges	22,756	27,460	54,092	61,363

Other income (deductions):
Other income	1,206	2,397	3,036	3,831
Other deductions	(689)	(498)	(1,206)	(1,083)

Total other income	517	1,899	1,830	2,748

Income from continuing operations before income taxes	99,536	88,933	187,763	179,850
Income taxes	38,955	33,032	72,260	66,830

Net income from continuing operations	60,581	55,901	115,503	113,020

Gain on sale of discontinued operations, net of tax	109,398	—	109,109	—
Income from discontinued operations, net of tax	1,535	1,523	7,110	5,930

Net income	171,514	57,424	231,722	118,950
Preferred stock dividends - noncontrolling interest	490	490	980	980

Net income attributable to common shareholders	$171,024	$56,934	$230,742	$117,970

Weighted average common shares outstanding:
Basic	105,994	106,808	106,399	106,808
Diluted	106,169	106,961	106,599	106,989
Earnings per common share – Basic (Note F):
Continuing operations	$0.57	$0.52	$1.08	$1.04
Discontinued operations	1.04	0.01	1.09	0.06

Total earnings	$1.61	$0.53	$2.17	$1.10

Earnings per common share – Diluted (Note F):
Continuing operations	$0.57	$0.52	$1.07	$1.04
Discontinued operations	1.04	0.01	1.09	0.06

Total earnings	$1.61	$0.53	$2.16	$1.10

Dividends declared per common share	$0.40	$0.375	$0.80	$0.75

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income attributable to common shareholders	$171,024	$56,934	$230,742	$117,970

Other comprehensive income from continuing operations, net:
Pension and postretirement costs benefit	335	391	715	750
Deferred income tax expense	(138)	(162)	(294)	(309)

Total other comprehensive income from continuing operations, net	197	229	421	441

Comprehensive income from continuing operations	171,221	57,163	231,163	118,411

Other comprehensive income from discontinued operations, net:
Postretirement costs benefit	17	27	43	49
Deferred income tax expense	(7)	(11)	(18)	(20)

Total other comprehensive income from discontinued operations, net	10	16	25	29

Comprehensive income	$171,231	$57,179	$231,188	$118,440

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Common Shareholders’ Equity

(Unaudited)

(in thousands, except share information)

	Common Shares Issued and Outstanding (200,000,000 shares authorized)	Par Value Issued ($1/Share)	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2009	106,808,376	$106,808	$813,490	$966,636	$(14,328)	$1,872,606
Equity compensation plans	—	—	193	—	—	193
Net income attributable to common shareholders	—	—	—	59,718	—	59,718
Dividends declared to common shareholders	—	—	—	(42,724)	—	(42,724)
Other comprehensive income:
Amortization of pension & postretirement costs deferred, net of tax	—	—	—	—	239	239

Balance, March 31, 2010	106,808,376	106,808	813,683	983,630	(14,089)	1,890,032

Equity compensation plans	—	—	(2,243)	—	—	(2,243)
Acquisition and retirement of common shares	(3,221,649)	(3,221)	(37,821)	(84,826)	—	(125,868)
Net income attributable to common shareholders	—	—	—	171,024	—	171,024
Dividends declared to common shareholders	—	—	—	(41,434)	—	(41,434)
Postretirement plan of MATEP (discontinued operation sold in June 2010)	—	—	—	—	1,175	1,175
Other comprehensive income:
Amortization of pension & postretirement costs deferred, net of tax	—	—	—	—	207	207

Balance, June 30, 2010	103,586,727	$103,587	$773,619	$1,028,394	$(12,707)	$1,892,893

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$11,799	$143,449
Accounts receivable, net of allowance of $36,503 and $32,545, respectively	255,085	248,094
Accrued unbilled revenues	54,468	67,159
Regulatory assets	352,027	337,172
Inventory, at average cost	48,954	59,307
Refundable income taxes	129,120	129,120
Other	46,470	39,069
Assets of discontinued operations held for sale	—	167,857

Total current assets	897,923	1,191,227

Utility plant:
Electric and gas, at original cost	6,121,889	6,031,853
Less: accumulated depreciation	1,588,736	1,525,248

Net electric and gas plant-in-service	4,533,153	4,506,605
Construction work in progress	94,884	68,582

Net utility plant	4,628,037	4,575,187

Other property and investments:
Unregulated property, at original cost, net	17,370	18,571
Electric equity investments	5,428	4,683
Other investments	74,351	75,931

Total other property and investments	97,149	99,185

Deferred debits:
Regulatory assets	2,133,325	2,228,243
Other deferred debits	54,405	50,944

Total deferred debits and other assets	2,187,730	2,279,187

Total assets	$7,810,839	$8,144,786

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2010	December 31, 2009
Liabilities and Capitalization

Current liabilities:
Long-term debt	$1,513	$625,687
Transition property securitization	53,545	57,553
Notes payable	390,500	341,000
Income taxes	106,436	62,809
Accounts payable	193,620	245,720
Power contract obligations	113,458	132,128
Accrued interest	23,554	32,676
Dividends payable	41,761	43,050
Accrued expenses	15,040	20,337
Other	62,037	78,233
Liabilities of discontinued operations held for sale	—	89,956

Total current liabilities	1,001,464	1,729,149

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,264,311	1,230,992
Unamortized investment tax credits	16,009	16,795
Power contract obligations	173,839	214,684
Pension and other postretirement liability	634,007	625,476
Regulatory liability - cost of removal	277,321	269,603
Other	166,270	176,040

Total deferred credits and other liabilities	2,531,757	2,533,590

Capitalization:
Long-term debt:
Long-term debt	2,173,100	1,754,236
Transition property securitization	168,625	212,205

Total long-term debt	2,341,725	1,966,441

Noncontrolling interest – preferred stock of subsidiary	43,000	43,000

Common equity:
Common shares, par value $1 per share, 200,000,000 shares authorized, 103,586,727 in 2010 and 106,808,376 in 2009 issued and outstanding (Note C)	103,587	106,808
Premium on common shares	773,619	813,490
Retained earnings	1,028,394	966,636
Accumulated other comprehensive loss	(12,707)	(14,328)

Total common equity	1,892,893	1,872,606

Total capitalization	4,277,618	3,882,047

Commitments and contingencies

Total liabilities and capitalization	$7,810,839	$8,144,786

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$231,722	$118,950
Less: Income from discontinued operations, net of tax	7,110	5,930
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of tax	(109,109)	—
Depreciation and amortization	166,084	190,489
Debt amortization	2,845	2,793
Deferred income taxes	5,518	10,243
Noncash stock-based compensation	4,552	4,747
Net changes in:
Accounts receivable and accrued unbilled revenues	5,700	30,477
Inventory, at average cost	10,353	28,029
Other current assets	(7,401)	(6,187)
Accounts payable	(23,728)	(59,479)
Other current liabilities	(36,441)	(27,168)
Regulatory assets	44,997	105,074
Long-term power contract obligations	(64,064)	(60,668)
Net change from other miscellaneous operating activities	(2,152)	20,226

Cash provided by operating activities of continuing operations	221,766	351,596
Cash (used in) provided by operating activities of discontinued operations	(14,927)	17,328

Net cash provided by operating activities	206,839	368,924

Investing activities:
Plant expenditures (including AFUDC)	(155,478)	(202,942)
Proceeds from disposal of discontinued operations held for sale	343,724	—
Proceeds from sale of properties	—	1,995
Net change in other investment activities	684	(1,623)

Cash provided by (used in) investing activities of continuing operations	188,930	(202,570)
Cash used in investing activities of discontinued operations	(5,327)	(3,978)

Net cash provided by (used in) investing activities	183,603	(206,548)

Financing activities:
Long-term debt issuances	425,000	100,000
(Discount) premium on issuance of long-term debt	(4,806)	4,553
Debt issuance costs	(3,429)	(875)
Transition property securitization redemptions	(47,588)	(72,580)
Long-term debt redemptions	(625,824)	(775)
Net change in notes payable	49,500	(89,383)
Acquisition of common shares under accelerated repurchase program	(125,868)	—
Common share dividends paid	(85,447)	(80,106)
Preferred stock dividends of subsidiary to the noncontrolling interest	(980)	(980)
Change in disbursement accounts	(13,262)	(5,578)
Cash received for exercise of equity compensation	15,108	1,046
Cash used to settle equity compensation	(22,382)	(9,010)
Windfall tax effect of settlement of equity compensation	2,168	244

Cash used in financing activities of continuing operations	(437,810)	(153,444)
Cash used in financing activities of discontinued operations	(86,776)	(2,366)

Net cash used in financing activities	(524,586)	(155,810)

Net (decrease) increase in cash and cash equivalents	(134,144)	6,566
Adjustment for discontinued operations, net of dividends	2,494	(6,384)
Cash and cash equivalents at the beginning of the year	143,449	12,384

Cash and cash equivalents at the end of the period	$11,799	$12,566

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

(continued)

	Six Months Ended June 30,
	2010	2009
Supplemental disclosures of cash flow information:
Continuing operations - Cash paid during the period for:
Interest, net of amounts capitalized	$80,540	$75,477
Income taxes	$96,950	$50,359

Continuing operations - Non-cash investing activity:
Plant additions included in accounts payable	$11,731	$14,009

Discontinued operations - Cash paid during the period for interest	$1,525	$3,200

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

2. Basis of Consolidation and Accounting

The accompanying consolidated financial information presented as of June 30, 2010 and for the three-month and six-month periods ended June 30, 2010 and 2009, has been prepared from NSTAR’s books and records without audit by an independent registered public accounting firm. However, NSTAR’s independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB. The review report is filed as Exhibit 99.1 to this Form 10-Q. Financial information as of December 31, 2009 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP. In the opinion of NSTAR’s management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included. All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior period Consolidated Financial Statements to conform to the current period’s presentation.

NSTAR’s utility subsidiaries follow accounting policies prescribed by the FERC and the DPU. In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the SEC. NSTAR’s utility subsidiaries are subject to the application of ASC 980, Regulated Operations, that considers the effects of regulation resulting from differences in the timing of their recognition of certain revenues and expenses from those of other businesses and industries. The energy delivery business is subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980.

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

The results of operations for the three-month and six-month periods ended June 30, 2010 and 2009 are not indicative of the results that may be expected for an entire year. The demand for electricity and natural gas is affected by weather conditions, economic conditions, and consumer conservation behavior. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months. Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

3. Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR’s net periodic Pension Plan and PBOP Plan benefit costs for the second quarter are based on the latest available participant census data. An annual actuarial valuation was completed during the second quarter, and recognized costs were adjusted based on the final actuarial study results.

NSTAR’s Pension Plan and PBOP Plan assets, which partially consist of equity investments, are affected by the overall global equity markets. Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans. The earnings impact of changes in Pension and PBOP costs is substantially mitigated by NSTAR’s DPU-approved Pension and PBOP rate adjustment mechanism (PAM).

Pension

NSTAR provides a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees. During the six months ended June 30, 2010, NSTAR contributed $6.3 million to the Plan. NSTAR contributed an additional $6.3 million to the Plan in July 2010 and currently anticipates contributing approximately $12.4 million to the Plan during the remainder of 2010. The actual level of funding may change depending on management’s assessment of market conditions.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Service cost	$6.0	$5.4	$12.3	$11.1
Interest cost	16.0	16.1	32.2	32.2
Expected return on Plan assets	(15.7)	(14.8)	(31.4)	(29.1)
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Recognized actuarial loss	13.0	13.6	25.7	27.1

Net periodic pension benefit cost	$19.1	$20.1	$38.4	$40.9

The first quarter net periodic pension cost is estimated utilizing projections based on the previous year’s liability and asset levels. The net periodic pension costs for the six months ended June 30, 2010 and 2009 have been adjusted in the second quarter to reflect the final actuarial study cost amounts for 2010 and 2009.

Postretirement Benefits Other than Pensions

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. Under certain circumstances, eligible retirees are required to contribute to the costs of postretirement benefits. During the six months ended June 30, 2010, NSTAR contributed $14.4 million to this plan. NSTAR contributed an additional $2.4 million to the Plan in July 2010 and currently anticipates contributing approximately $13.2 million to the plan during the remainder of 2010. The actual level of funding may change depending on management’s assessment of market conditions. NSTAR is evaluating the impact of the Patient Protection and Affordable Care Act of 2010 (PPACA) and the Health Care and Education Reconciliation Act of 2010 (HCERA) on its retiree health care benefits and accumulated PBOP obligation. To date, no adjustment has been made to NSTAR’s retiree benefit plan provisions or actuarial assumptions (including health care cost trend rates) as a result of PPACA and HCERA. Postretirement benefit costs related to employees of the discontinued operations of MATEP are not included in the following table. The net periodic postretirement benefit cost related to the discontinued operations amounted to $0.3 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Service cost	$1.3	$1.4	$2.9	$2.9
Interest cost	9.7	8.6	18.9	17.9
Expected return on Plan assets	(5.4)	(4.6)	(10.5)	(9.0)
Amortization of prior service cost	(0.3)	(0.3)	(0.7)	(0.7)
Amortization of transition obligation	0.2	0.2	0.4	0.4
Recognized actuarial loss	4.7	4.5	8.6	9.6

Net periodic postretirement benefit cost	$10.2	$9.8	$19.6	$21.1

The first quarter net periodic postretirement benefit cost is estimated utilizing projections based on the previous year’s liability and asset levels. The net periodic postretirement benefit costs for the six months ended June 30, 2010 and 2009 have been adjusted in the second quarter to reflect the final actuarial study cost amounts for 2010 and 2009.

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

The Cumulative Preferred Stock is reflected as noncontrolling interest of a subsidiary in the accompanying Consolidated Balance Sheets. Each of the two preferred stock series contains provisions relating to non-payment of preferred dividends that could potentially result in the preferred shareholders being granted the majority control of the Board of Directors of NSTAR Electric until all preferred dividends are paid. As a result, the preferred stock has not been classified within permanent equity. During the year ended December 31, 2009 and during the six months ended June 30, 2010, there were no changes in the noncontrolling interest of NSTAR Electric.

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)

Series	Current Shares Outstanding	Redemption Price/Share	June 30, 2010	December 31, 2009
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000

Total non-mandatory redeemable series			$43,000	$43,000

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

5. Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Interest on regulatory deferrals	$5,474	$5,973	$12,167	$11,021
Income tax items	6,522	5,489	6,894	6,287
Other interest expense	(834)	(974)	(2,020)	(2,099)
Short-term debt	(218)	(296)	(434)	(987)
AFUDC	233	125	453	262

Total interest income and other, net	$11,177	$10,317	$17,060	$14,484

6. Variable Interest Entities

Amended consolidation guidance applicable to variable interest entities became effective for NSTAR on January 1, 2010. This amended guidance did not have an impact on the accompanying Consolidated Financial Statements.

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

7. Subsequent Events

Management has reviewed subsequent events through the date of this filing and concluded that no material subsequent events have occurred that are not accounted for in the accompanying Consolidated Financial Statements or disclosed in the accompanying Notes to Consolidated Financial Statements.

Note B. Discontinued Operations – Sale of MATEP

On June 1, 2010, NSTAR completed the sale of its stock ownership interest in its district energy operations business, MATEP, for $343.7 million in cash, to a joint venture comprised of Veolia Energy North America, a Boston-based subsidiary of Veolia Environnement and Morgan Stanley Infrastructure Partners.

The sale resulted in a non-recurring, after-tax gain of $109.4 million and $109.1 million, including transaction costs, or $1.03 and $1.02 per share, for the three-month and six-month periods ended June 30, 2010, respectively. The proceeds from the sale were partially utilized to retire the $85.5 million outstanding principal amount of MATEP’s long-term Notes, together with a retirement premium of $18 million.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The operating results of MATEP through May 31, 2010 have been separately classified and reported as discontinued operations on the accompanying Consolidated Statements of Income. A summary of discontinued operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Operating revenues	$17,347	$24,290	$52,232	$63,441
Operating expenses	13,878	20,229	38,813	50,889
Interest charges	1,109	1,729	2,754	3,461
Other income	2	11	274	32
Income taxes	827	820	3,829	3,193

Income from discontinued operations, net of tax	1,535	1,523	7,110	5,930
Gain on sale of discontinued operations, net of tax	109,398	—	109,109	—

Net income from discontinued operations, net of tax	$110,933	$1,523	$116,219	$5,930

Effective December 21, 2009, with the execution of a purchase and sale agreement, NSTAR ceased recording depreciation and amortization expense on MATEP in accordance with MATEP’s classification as a discontinued operation held for sale. Had NSTAR continued to record depreciation and amortization expense, an additional charge of $1.4 million and $3.5 million would have been recognized in the three months and six months ended June 30, 2010, respectively.

A condensed presentation of the components of MATEP’s assets and liabilities held for sale at December 31, 2009 were classified as current assets and current liabilities of discontinued operations held for sale on the accompanying Consolidated Balance Sheets at December 31, 2009 as follows:

(in thousands)
Cash, including restricted cash	$20,000
Accounts receivable	12,521
Inventory and other current assets	6,222
Unregulated property, net	118,762
Deferred debits	10,352

Assets of discontinued operations held for sale	$167,857

Accounts payable and other current liabilities (a)	$13,727
Deferred credits: PBOP liability	7,180
Deferred credits: Other	1,788
Deferred tax asset (b)	(16,902)
Long-term debt, including current maturities	84,163

Liabilities of discontinued operations held for sale	$89,956

(a)	Other current liabilities excluded the current portion of long-term debt of $5.1 million.
(b)	The deferred tax asset is shown as an offset to the liabilities of MATEP due to the presentation of a net deferred income tax liability on the accompanying Consolidated Balance Sheets at December 31, 2009.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note C. Share Repurchase Program

In connection with the sale of MATEP, NSTAR’s Board of Trustees approved a share repurchase program of up to $200 million of NSTAR Common Shares.

On June 3, 2010, NSTAR entered into a $125 million Accelerated Share Repurchase (ASR) program with an investment bank. The ultimate number of Common Shares delivered to NSTAR under the ASR depends on the volume weighted average share price (VWAP) over the term of the ASR. On June 8, 2010, 3,221,649 Common Shares were delivered to and retired by the Company under the ASR, representing approximately 90% of the Common Shares that would be acquired in the ASR at a VWAP of $34.92. At the termination of the ASR by the end of the fourth quarter of 2010, either the investment bank will deliver additional Common Shares to NSTAR or NSTAR will deliver cash or Common Shares to the investment bank.

The remaining 10% of the ASR in the amount of $12,500,000 has been allocated to a forward contract to reacquire additional Common Shares, if any, and is recorded as equity on the accompanying Consolidated Balance Sheet at June 30, 2010. The excess of amounts paid over par value for the 3,221,649 Common Shares delivered on June 8, 2010 was allocated between Retained earnings and Premium on Common Shares. Upon the completion of the ASR, NSTAR will record a final adjustment to common equity for the fair value of the forward contract for any cash or Common Share amounts paid or received upon settlement of the contract with the investment bank.

The remaining Common Shares to be acquired to complete the $200 million share repurchase program may be repurchased from time to time in the open market, or through privately negotiated transactions, block purchases, or another ASR.

Note D. Derivative Instruments

Energy Contracts

NSTAR Electric has determined that the majority of its electricity supply contracts qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $2.5 million liability as of June 30, 2010. The value represents the difference between the cost of this contract and projected market energy costs over the life of the contract, and NSTAR Electric has recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract. Changes in the value of the contract have no impact on earnings. NSTAR Gas has only one significant natural gas supply contract. This contract is an all-requirements portfolio asset management contract that expires in October 2010. This contract contains market-based pricing terms and therefore no financial statement adjustments are required. Natural gas supply costs incurred related to this contract were approximately $26 million and $19 million for the three-month periods and approximately $109 million and $113 million for the six-month periods ended June 30, 2010 and 2009, respectively, and have been recorded to Cost of gas sold on the accompanying Consolidated Statements of Income. Refer to the accompanying Part 1, Item 3, “Quantitative and Qualitative Disclosures About Market Risks,” for a further discussion.

Gas Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure natural gas supply, and qualify as derivative financial instruments. The fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date. All actual costs incurred or benefits realized when these contracts are settled are included in the CGAC of NSTAR Gas. NSTAR Gas records a regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income. These derivative contracts extend through April 2011. These financial contracts were settled and recognized as additional charges of $2 million and $12 million for the three-month periods and $5 million and $43 million for the six-month periods ended June 30, 2010 and 2009, respectively, and have been recorded to Cost of gas sold on the accompanying Consolidated Statements of Income.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

As of June 30, 2010, these gas hedging agreements, representing eight individual contracts, hedged 6,240 BBtu. The settlement of these contracts may have a short-term cash flow impact. Over the long-term, any such effects are mitigated by a regulatory recovery mechanism for those costs.

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

NSTAR Gas is also subject to this credit risk-related contingent feature. Based on market conditions at the time of a downgrade, NSTAR Gas could be required to post collateral in an amount that could be equal to or less than the fair value of the liability at the time of the downgrade. As of June 30, 2010, NSTAR Gas has an A+ Standard & Poors Credit Issuer rating. Collateral obligations are required in the event of a downgrade below an A rating by Standard & Poors and/or if the fair value of the contract exceeds established credit thresholds. Based on NSTAR Gas’ liability position with its gas hedge contract counterparties as of June 30, 2010, should NSTAR Gas’ credit rating be downgraded the collateral obligations described below would result.

Credit Ratings Downgraded to:	Level Below “A” Rating	Incremental Obligations	Cumulative Obligations
(in thousands)
A-/A3	1	$—	$—
BBB+/Baa1	2	—	—
BBB/Baa2	3	—	—
BBB-/Baa3, or below investment grade	4	3,721	3,721

In addition, these agreements contain cross-default provisions that would allow NSTAR Gas and its counterparties to terminate and liquidate a gas hedge contract if either party is in default on other swap agreements with that same counterparty, or another unrelated agreement with that same counterparty in excess of stipulated threshold amounts.

Derivative Instruments and Hedging Activities

The following disclosures summarize the fair value of NSTAR Gas’ hedging agreements and NSTAR Electric’s renewable energy contracts deemed to be derivatives, the balance sheet positions of these agreements and the related settlements of hedging agreements:

(in thousands)	June 30, 2010	December 31, 2009

Gas Hedging Agreements
Consolidated Balance Sheet Account:
Current liabilities: Power contract obligations	$3,721	$1,604
Deferred credits and other liabilities: Power contract obligations	—	51

Total liability for derivative instruments	$3,721	$1,655

Renewable Energy Contracts – Non-hedging instruments
Consolidated Balance Sheet Account:
Deferred credits and other liabilities: Power contract obligations	$2,483	$—

Total liability for derivative instruments	$2,483	$—

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(in thousands)	Amount of Gain or (Loss) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
Settlement of Gas Hedging Agreements	2010	2009	2010	2009
Consolidated Statement of Income Account:
(Increase) decrease to Cost of gas sold	$(1,841)	$(11,544)	$(4,892)	$(42,960)
Increase (decrease) to revenues reflecting recovery of or return of settlements to customers	1,841	11,544	4,892	42,960

Net earnings impact	$—	$—	$—	$—

Note E. Income Taxes

Effective Tax Rate

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2010 and the actual effective income tax rate for the year ended December 31, 2009:

	2010	2009
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4	4
Other	(1)	(1)

Effective tax rate	38%	38%

Uncertain Tax Positions

As of June 30, 2010, the 2001 through 2007 Federal and state tax years remain open. NSTAR is negotiating with IRS Appeals in an attempt to settle all issues relating to years 2001 through 2007. To date, NSTAR has reached agreement on all issues other than RCN. Upon final resolution of all issues, NSTAR will receive a written closing agreement from IRS Appeals. Upon the required approval of the settlement by the U.S. Congress Joint Committee on Taxation, NSTAR expects receipt of the $129 million of its refundable income tax receivable, plus interest, in the second half of 2010. Potential settlement discussions related to the RCN matter are continuing. If an agreement is reached, it is reasonably possible that a charge could be recognized, including interest. In the event that NSTAR is unsuccessful in reaching a reasonable settlement agreement with IRS Appeals, it will continue the current plan to litigate the RCN tax matter. This action would delay resolution of this tax matter beyond 2010.

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

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following is a reconciliation of the unrecognized tax benefits that have been reflected as uncertain tax position liabilities on the accompanying Consolidated Balance Sheets included in Deferred credits and other liabilities: Other:

(in millions)	2010	2009
Balance at January 1	$15	$15
Changes for prior year tax positions	(15)	—

Balance at June 30	$—	$15

During the second quarter of 2010, as a result of progress in ongoing settlement discussions with IRS Appeals, NSTAR reversed reserves for uncertain tax positions of $15 million. As of June 30, 2010 and 2009, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.

Interest on Tax Positions

NSTAR recognizes interest accrued related to uncertain tax positions in: Interest income and other, net on the accompanying Consolidated Statements of Income. Related penalties, if applicable, are reflected in Other deductions on the accompanying Consolidated Statements of Income.

For the six months ended June 30, 2010 and 2009, the amount of interest income recognized on the accompanying Consolidated Statements of Income was $6.9 million and $6.3 million, respectively, and the total amount of accrued interest receivable on the accompanying Consolidated Balance Sheets was $31.5 million and $24.6 million at June 30, 2010 and December 31, 2009, respectively. No penalties were recognized. During the second quarter of 2010, NSTAR reversed approximately $6 million of previously accrued interest expense on various items because NSTAR believes it is now more-likely-than-not that the original deductions will be sustained by IRS Appeals.

Unrecognized Tax Benefits

NSTAR has unrecognized benefits associated with interest on construction-related uncertain tax positions. These unrecognized benefits were $4 million as of June 30, 2010 and December 31, 2009. As a result of the settlement agreement reached with IRS Appeals on SSCM, it is unlikely that these additional benefits will be recognized.

Note F. Earnings Per Common Share

Basic EPS is calculated by dividing net income attributable to common shareholders, which includes a deduction for preferred dividends of a subsidiary, by the weighted average common shares outstanding during the respective period. Diluted EPS is similar to the computation of basic EPS except that the weighted average common shares are increased to include the impact of potential (nonvested) shares and stock options granted (stock-based compensation) in accordance with NSTAR’s Long Term Incentive Plan. In addition, as a result of the ASR, 3,221,649 shares were repurchased and retired on June 8, 2010. Basic and Diluted EPS reflect this share retirement.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Net income attributable to common shareholders	$171,024	$56,934	$230,742	$117,970
Basic EPS:
Continuing operations	$0.57	$0.52	$1.08	$1.04
Income from discontinued operations	0.01	0.01	0.07	0.06

	0.58	0.53	1.15	1.10
Gain on sale of discontinued operations	1.03	—	1.02	—

Total earnings	$1.61	$0.53	$2.17	$1.10

Diluted EPS:
Continuing operations	$0.57	$0.52	$1.07	$1.04
Income from discontinued operations	0.01	0.01	0.07	0.06

	0.58	0.53	1.14	1.10
Gain on sale of discontinued operations	1.03	—	1.02	—

Total earnings	$1.61	$0.53	$2.16	$1.10

Weighted average common shares outstanding for basic EPS	105,994	106,808	106,399	106,808
Effect of dilutive shares:
Weighted average dilutive potential common shares	175	153	200	181

Weighted average common shares outstanding for diluted EPS	106,169	106,961	106,599	106,989

Note G. Segment and Related Information

For the purpose of providing segment information, NSTAR’s principal operating segments are its traditional core businesses of electric and natural gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts.

In the second quarter of 2010, with the completion of the sale of MATEP, NSTAR changed its reportable segments and has recast prior period information to conform with the current year presentation that eliminates separate presentation of the Company’s unregulated operations. Although the telecommunications and liquefied natural gas subsidiaries are separate legal entities, NSTAR has aggregated the results of operations and assets of its telecommunications subsidiary with the electric utility operations, and aggregated the liquefied natural gas service subsidiary with gas utility operations. The telecommunications subsidiary, liquefied natural gas service subsidiary and MATEP were previously aggregated as unregulated operations for purposes of segment reporting. Since the sale of MATEP, it is no longer necessary to present the unregulated segment separately. The new segment presentation reflects the ongoing profile of NSTAR’s operations as primarily comprised of electric and gas utility operations.

Amounts related to discontinued operations have been excluded from the data presented. Amounts shown on the following table for the three-month and six-month periods ended June 30, 2010 and 2009 include the allocation of NSTAR’s (Holding Company) results of operations and assets to the two business segments, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively. The allocation of Holding Company charges is based on an indirect allocation of the Holding Company’s investment relating to the two business segments.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Financial data for the segments of continuing operations were as follows:

(in thousands)	Electric	Gas	Consolidated Total
Three months ended June 30,
2010
Operating revenues	$581,816	$73,979	$655,795
Segment net income (loss)	$61,844	$(1,263)	$60,581
2009
Operating revenues	$608,324	$75,269	$683,593
Segment net income	$55,183	$718	$55,901

Six months ended June 30,
2010
Operating revenues	$1,165,855	$256,548	$1,422,403
Segment net income	$101,405	$14,098	$115,503
2009
Operating revenues	$1,284,821	$307,595	$1,592,416
Segment net income	$95,764	$17,256	$113,020

Total assets
June 30, 2010	$7,038,715	$772,124	$7,810,839
December 31, 2009	$7,149,505	$827,424	$7,976,929

Note H. Fair Value Measurements

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

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:

	June 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities(a)	$1	$—	$—	$1
Deferred Compensation Assets ( b)	28	—	—	28
Investments ( b)	12	—	—	12

Total	$41	$—	$—	$41

Liabilities:
Gas Hedges ( c)	$—	$4	$—	$4
Renewable Energy Contract ( d)	—	—	2	2

Total	$—	$4	$2	$6

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities(a)	$147	$—	$—	$147
Deferred Compensation Assets ( b)	27	—	—	27
Investments ( b)	12	—	—	12

Total	$186	$—	$—	$186

Liabilities:
Gas Hedges ( c)	$—	$2	$—	$2

Total	$—	$2	$—	$2

(a)	- Included in “Cash and cash equivalents” on the accompanying Consolidated Balance Sheets
(b)	- Included in “Other investments” on the accompanying Consolidated Balance Sheets
(c)	- Included in “Current liabilities: Power contract obligations” and “Deferred credits and other liabilities: Power contract obligations” on the accompanying Consolidated Balance Sheets
(d)	- Included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying Consolidated Balance Sheets

The following table provides a reconciliation of beginning and ending balances of liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Six Months Ended June 30, 2010

(in millions)	Renewable Energy Contract

Balance at December 31, 2009	$—
Total losses included on balance sheet as a regulatory asset	(2)

Balance at June 30, 2010 (Liability)	$(2)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of June 30, 2010 and December 31, 2009, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues. Carrying amounts and fair values as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term indebtedness of continuing operations (including current maturities)	$2,396,783	$2,648,420	$2,649,681	$2,755,110
Indebtedness of discontinued operations	$—	$—	$84,163	$85,290

Note I. Long-Term Debt Issuances and Retirements

On January 28, 2010, NSTAR Gas issued $125 million of its 4.46% fixed rate 10-year First Mortgage Bonds, Series N. The proceeds from this sale were used to reduce short-term debt.

In mid-February 2010, NSTAR retired, at maturity, its $500 million, 8% Notes.

On March 15, 2010, NSTAR Electric’s subsidiary, BEC Funding LLC, retired its final series of outstanding Transition Property Securitization Certificates. On March 16, 2010, NSTAR Electric issued, at a discount, $300 million of 5.50% Debentures due 2040. The proceeds from this sale were used to retire NSTAR Electric’s short-term debt and for other corporate purposes. On May 17, 2010, NSTAR Electric retired its $125 million, 7.8% Debentures as scheduled.

On June 1, 2010, in connection with the sale of MATEP, NSTAR retired MATEP’s 23-year 6.924% Senior Notes with a principal balance of $85.5 million, due June 30, 2021, with a portion of the proceeds from the sale. In addition to the principal balance, the redemption included a debt retirement premium of $18 million.

Note J. Commitments and Contingencies

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

NSTAR monitors its service quality continuously to determine if a liability has been triggered. If it is probable that a liability has been incurred and is estimable, a liability is accrued. Annually, NSTAR Electric and NSTAR Gas each make service quality performance filings with the DPU. Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the DPU issues an order determining the amount of any such liability.

NSTAR Electric and NSTAR Gas service quality performance levels for 2009 were not in a penalty situation and the final performance reports were filed with the DPU on March 1, 2010.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

2. Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of June 30, 2010 and December 31, 2009, NSTAR had liabilities of $0.9 million and $0.8 million, respectively, for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of June 30, 2010 and December 31, 2009, NSTAR had a liability of $16.9 million and $14 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was identified as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

3. DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. NSTAR Electric incurred and billed incremental costs of $12 million, $14 million, $15 million and $16 million in 2006, 2007, 2008 and 2009, respectively. During 2010, approximately $9 million has been incurred through June 30. This includes incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing. This order addressed the cost recovery of NSTAR Electric’s 2006 CPSL program. The expected recovery amount does not vary materially from the revenue previously recognized. During the fourth quarter of 2010, NSTAR Electric expects to make supplemental filings in compliance with the DPU order to address cost recovery through 2009. NSTAR cannot predict the timing of subsequent DPU orders related to these pending filings. Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR’s results of operations, financial position, and cash flows.

4. Basic Service Bad Debt Adder

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

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase in its Basic Service bad debt charge-offs. This proposed rate adjustment was anticipated to be implemented effective July 1, 2007. On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate. However, the DPU instructed NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs. Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement. This adjustment to NSTAR Electric’s distribution rates would eliminate the fully reconciling nature of the Basic Service bad debt adder.

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

On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail. On June 18, 2010, NSTAR Electric filed with the Massachusetts Supreme Judicial Court to appeal the DPU’s decisions. On June 25, 2010, NSTAR Electric filed with the Massachusetts Supreme Judicial Court to seek a stay of execution of the distribution rate reduction requirement pending the appeal. As of June 30, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $22.3 million, pre-tax. NSTAR cannot predict the timing of this appeals process.

5. Yankee Companies Spent Fuel Litigation

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

6. Legal Matters

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

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations, and cash flows of NSTAR during the periods presented and should be read in conjunction with the accompanying Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements, and with the MD&A in NSTAR’s 2009 Annual Report on Form 10-K.

Sale of Discontinued Operations

On June 1, 2010, NSTAR completed the sale of its stock ownership interest in its district energy operations business, MATEP, for $343.7 million in cash, to a joint venture comprised of Veolia Energy North America, a Boston-based subsidiary of Veolia Environnement and Morgan Stanley Infrastructure Partners.

The sale resulted in a non-recurring, after-tax gain of $109.4 million and $109.1 million, including transaction costs, or $1.03 and $1.02 per share, for the three-month and six-month periods ended June 30, 2010, respectively. The proceeds from the sale were partially utilized to retire the $85.5 million outstanding principal amount of MATEP’s long-term Notes, together with a retirement premium of $18 million.

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

Electric operations. For the six months ended June 30, 2010, NSTAR derived 82% of its operating revenues primarily from the transmission and distribution of electric energy through NSTAR Electric.

Gas operations. For the six months ended June 30, 2010, NSTAR derived 18% of its operating revenues from the distribution of natural gas through NSTAR Gas.

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

Net income, including the gain on sale of MATEP, attributable to common shareholders for the three-month and six-month periods ended June 30, 2010, was $171 million and $230.7 million, or $1.61 and $2.16 diluted earnings per share, respectively, as compared to $56.9 million and $118 million, or $0.53 and $1.10 diluted earnings per share for the same periods in 2009, as further explained below.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of NSTAR’s 2009 Form 10-K. There have been no substantive changes to those policies and estimates.

Rate Structure

a. Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU-approved seven-year Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates. The increase adjustment is 1.32% effective January 1, 2010; and corresponding adjustments were 1.74%, 2.68%, and 2.64% effective January 1, 2009, 2008, and 2007, respectively. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

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

d. Regulatory Matters

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. NSTAR Electric incurred and billed incremental costs of $12 million, $14 million, $15 million and $16 million in 2006, 2007, 2008 and 2009, respectively. During 2010, approximately $9 million has been incurred through June 30. This includes incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing. This order addressed the cost recovery of NSTAR Electric’s 2006 CPSL program. The expected recovery amount does not vary materially from the revenue previously recognized. During the fourth quarter of 2010, NSTAR Electric expects to make supplemental filings in compliance with the DPU order to address cost recovery through 2009. NSTAR cannot predict the timing of subsequent DPU orders related to these pending filings. Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR’s results of operations, financial position, and cash flows.

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

On February 7, 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase in its Basic Service bad debt charge-offs. This proposed rate adjustment was anticipated to be implemented effective July 1, 2007. On June 28, 2007, the DPU issued an order approving the implementation of a revised Basic Service rate. However, the DPU instructed NSTAR Electric to reduce distribution rates by the increase in its Basic Service bad debt charge-offs. Such action would result in a further reduction to distribution rates from the adjustment NSTAR Electric made when it implemented the Settlement Agreement. This adjustment to NSTAR Electric’s distribution rates would eliminate the fully reconciling nature of the Basic Service bad debt adder.

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

On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail. On June 18, 2010, NSTAR Electric filed with the Massachusetts Supreme Judicial Court to appeal the DPU’s decisions. On June 25, 2010, NSTAR Electric filed with the Massachusetts Supreme Judicial Court to seek a stay of execution of the distribution rate reduction requirement pending the appeal. As of June 30, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $22.3 million, pre-tax. NSTAR cannot predict the timing of this appeals process.

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

Other

a. Energy Efficiency Plans - NSTAR Electric and NSTAR Gas

NSTAR Electric and NSTAR Gas are required to administer energy efficiency programs. The Massachusetts Green Communities Act (GCA) required electric and natural gas distribution companies to develop three-year energy efficiency plans. The first three-year plan effective in 2010 is expected to lead to a significant expansion of energy efficiency activity in Massachusetts. Like the historical programs, the new three-year plan includes financial incentives based on energy efficiency program performance and spending. In addition, the DPU has stated that it will permit distribution companies like NSTAR Electric and NSTAR Gas that do not yet have rate decoupling mechanisms in place to implement lost base revenue rate adjustment mechanisms that will partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

NSTAR Electric has filed its 2010 Energy Efficiency Plan and anticipates that the program will amount to about $122 million in spending, including incentives. NSTAR Gas has filed its 2010 Energy Efficiency Plan and anticipates that the program will amount to about $14.5 million in spending, including incentives. These 2010 plans were approved by the DPU on January 28, 2010.

b. Proposed Transmission Investments

On May 22, 2009, FERC issued a declaratory judgment that ruled favorably on the proposed structure of a transmission arrangement for a new participant-funded transmission line between New England and Quebec. Under this arrangement, firm transmission service will be provided to Hydro-Quebec by a venture, Northern Pass Transmission LLC, between NSTAR and Northeast Utilities (NU). NSTAR, NU and Hydro-Quebec have agreed to develop this project, and are currently negotiating a long-term transmission service agreement.

ISO-NE has included in its regional system plan a new twenty-two mile 345kV transmission line that will cross the Cape Cod Canal. This project involves the expansion and upgrade of existing transmission infrastructure. NSTAR Electric is pursuing the license approval of this project, as well as preparing cost allocation and reliability applications with ISO-NE. This project is anticipated to cost approximately $120 million and be in-service in 2012.

Results of Continuing Operations

The following section of MD&A compares the results of continuing operations for each of the three-month and six-month periods ended June 30, 2010 and 2009 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Earnings Outlook

NSTAR updated its 2010 earnings guidance to between $2.45 and $2.60 per share. This range excludes the gain on the MATEP sale.

Common Share Dividends

NSTAR’s current quarterly cash dividend rate is $0.40 per share or $1.60 per share on an annualized basis. On June 24, 2010, NSTAR’s Board of Trustees declared a quarterly cash dividend of $0.40 per share to shareholders of record on July 9, 2010, payable August 2, 2010.

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Executive Summary of Quarterly Results

Earnings per common share were as follows:

	Three Months Ended June 30,
	2010	2009	% Change
Basic and Diluted – Continuing operations	$0.57	$0.52	9.6
Basic and Diluted – Income from discontinued operations	0.01	0.01	—

	0.58	0.53	9.4
Basic and Diluted– Gain on sale of discontinued operations	1.03	—

Basic and Diluted– Total earnings	$1.61	$0.53	203.8

Net income attributable to common shareholders was $171 million for the quarter ended June 30, 2010 compared to $56.9 million for the same period in 2009. Major factors on an after-tax basis that contributed to the $114.1 million, or 200.5%, increase include:

•	Higher distribution revenues due to a 5.9% increase in sales and the annual inflation rate adjustment ($10.3 million)

•	Higher transmission revenues ($2.1 million)

•	Lower costs to achieve amortization ($2.5 million)

•	Lower net interest charges ($1.5 million)

•	Gain on the sale of MATEP, net of transaction costs ($109.4 million)

These increases in earnings factors were partially offset by:

•	Lower firm gas revenues due to a 9.2% decrease in sales ($0.8 million)

•	Cumulative impact of a true-up adjustment resulting from a DPU order on May 28, 2010 related to NSTAR Electric’s transition mitigation incentive for the years 2006-2009 ($3 million)

•	Higher operations and maintenance expense ($1.4 million)

•	Higher depreciation and property taxes ($3 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from continuing operating activities provided approximately $83 million, a decrease of $38 million as compared to the same period in 2009. The decrease primarily reflects the higher level of income tax payments partially offset by the timing of payments and customer collections related to energy costs

•

Cash flows from investing activities included $343.7 million in gross cash proceeds from the sale of MATEP. Outflows include approximately $76 million in capital projects to improve system reliability and capacity

•

Cash outflows from financing activities included an accelerated share repurchase program payment of $125 million, repayment of MATEP’s long-term debt of $85.5 million, and $42.7 million in common share dividends and retirement of approximately $144 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh

	Three Months Ended June 30,
	2010	2009	% Change
Residential	1,508,700	1,390,494	8.5
Commercial, Industrial, and Other	3,610,897	3,443,658	4.9

Total retail sales	5,119,597	4,834,152	5.9

Firm Gas Sales and Transportation - BBtu

	Three Months Ended June 30,
	2010	2009	% Change
Residential	2,265	2,650	(14.5)
Commercial and Industrial	3,676	3,831	(4.0)
Municipal	359	456	(21.3)

Total firm sales	6,300	6,937	(9.2)

NSTAR’s electric energy sales in the three months ended June 30, 2010 increased 5.9% compared to 2009 primarily due to favorable weather conditions resulting from warmer weather in May and June 2010 as compared to 2009. Cooling degree-days in NSTAR’s service area for the three months ended June 30, 2010 were up nearly 228% from the same period in 2009.

The 9.2% decrease in firm gas and transportation sales is due to the warmer early spring weather.

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

Degree-days measure changes in daily mean temperature levels. A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees. The comparative information below relates to heating and cooling degree-days for the three-month periods ended June 30, 2010 and 2009 and the number of heating and cooling degree-days in a “normal” second quarter as presented by a 30-year average. NSTAR uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years (currently 1980-2009), as collected at the Worcester, Massachusetts airport and Boston’s Logan airport for heating and cooling degree-day data, respectively. As shown in the table below, weather conditions during the three-month period ended June 30, 2010 measured by heating and cooling degree-days, respectively, were 28.6% lower/warmer related to heating degree-days and 227.8% higher/warmer related to cooling degree-days for 2010 as compared to 2009, unfavorably impacting gas revenues, but favorably impacting revenues from electric sales. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days (HDD)
Three months ended June 30, 2010	670
Three months ended June 30, 2009	938
Normal 30-Year Average	970

Percentage that 2010 HDD were lower than 2009	28.6%
Percentage that 2010 HDD were lower than 30-year average	30.9%

Cooling Degree-Days (CDD)
Three months ended June 30, 2010	259
Three months ended June 30, 2009	79
Normal 30-Year Average	175

Percentage that 2010 CDD were higher than 2009	227.8%
Percentage that 2010 CDD were higher than 30-year average	48.0%

Operating revenues

Operating revenues for the second quarter of 2010 decreased $27.8 million, or 4.1%, from the same period in 2009 as follows:

	Three Months Ended June 30,		Increase/(Decrease)
(in millions)	2010	2009	Amount	Percent
Electric revenues
Retail distribution and transmission	$282.7	$245.8	$36.9	15.0%
Energy, transition and other	299.1	362.5	(63.4)	(17.5)%

Total electric revenues	581.8	608.3	(26.5)	(4.4)%
Gas revenues
Firm and transportation	24.1	24.5	(0.4)	(1.6)%
Energy supply and other	49.9	50.8	(0.9)	(1.8)%

Total gas revenues	74.0	75.3	(1.3)	(1.7)%

Total operating revenues	$655.8	$683.6	$(27.8)	(4.1)%

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

The increase of $36.9 million, or 15%, in retail distribution and transmission revenues primarily reflects:

•	Higher distribution revenues attributable to a 5.9% increase in sales, in addition to an increase resulting from the annual inflation rate adjustment ($16.9 million)

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($16.3 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $63.4 million decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Gas revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area. Firm and transportation revenues decreased $0.4 million primarily attributable to the 9.2% decrease in BBtu sales.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenues decrease of $0.9 million primarily reflects a decrease in the cost of gas supply. These revenues are fully reconciled with the costs currently recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

Operating expenses

Purchased power and transmission expense was $268.1 million in the second quarter of 2010 compared to $297.6 million in the same period of 2009, a decrease of $29.5 million, or 9.9%. The decrease in expense reflects lower Basic Service and other energy costs of $42.4 million. These decreases were partially offset by higher transmission costs of $12.9 million due to an increase in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $40.1 million in the second quarter of 2010 compared to $43 million in the same period of 2009, a decrease of $2.9 million, or 6.7%. The decrease in expense primarily reflects lower sales of 9.2% and a decrease in natural gas supply costs. NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $101.5 million in the second quarter of 2010 compared to $93.4 million in the same period of 2009, an increase of $8.1 million, or 8.7%. The increase in expense reflects higher pension and PBOP related PAM amortization costs ($3.5 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were timing of maintenance ($2.6 million), storm-related expenses ($0.6 million), and bad debt expense ($1.8 million).

Depreciation and amortization expense was $73 million in the second quarter of 2010 compared to $91.7 million in the same period of 2009, a decrease of $18.7 million or 20.4%. The decrease primarily reflects the completion of the 10-year amortization related to merger integration costs and lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $24.6 million in the second quarter of 2010 compared to $19.2 million in the same period of 2009, an increase of $5.4 million, or 28.1%, which is consistent with the collection of conservation and renewable energy revenues. These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR anticipates a further increase in Energy Efficiency spending during 2010 and in future years driven by requirements of the Green Communities Act (GCA). Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

Property and other taxes expense was $26.7 million in the second quarter of 2010 compared to $24.3 million in the same period of 2009, an increase of $2.4 million, or 9.9%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $33.9 million in the second quarter of 2010 compared to $37.8 million in the same period of 2009, a decrease of $3.9 million, or 10.3%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR’s $500 million, 8% Notes in mid-February 2010 and NSTAR Electric’s $125 million, 7.8% Debentures in May 2010. These reductions in interest expense were partially offset by recent debt issuances at lower average effective interest rates.

Interest income and other, net were $11.2 million of net interest income in the second quarter of 2010 compared to $10.3 million of net interest income in the same period of 2009, an increase of $0.9 million, or 8.7%, due primarily to higher net interest income on income tax matters of $1 million and a lower average level of borrowed funds.

Other income (deductions):

Other income was $1.2 million in the second quarter of 2010 compared to $2.4 million in the same period of 2009, a decrease of $1.2 million. The decrease relates primarily to lower cash surrender values of insurance policies.

Other deductions were $0.7 million in the second quarter of 2010 compared to $0.5 million in the same period of 2009, an increase of $0.2 million.

Income tax expense:

Income tax expense was $39 million in the second quarter of 2010 compared to $33 million in the same period of 2009, an increase of $6 million, or 18.2%, primarily reflecting a higher pre-tax operating income in 2010.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Executive Summary of Quarterly Results

Earnings per common share were as follows:

	Six Months Ended June 30,
	2010	2009	% Change
Basic – Continuing operations	$1.08	$1.04	3.8
Basic – Income from discontinued operations	0.07	0.06	16.7

	1.15	1.10	4.5
Basic – Gain on sale of discontinued operations	1.02	—

Basic – Total earnings	$2.17	$1.10	97.3

Diluted – Continuing operations	$1.07	$1.04	2.9
Diluted – Income from discontinued operations	0.07	0.06	16.7

	1.14	1.10	3.6
Diluted – Gain on sale of discontinued operations	1.02	—

Diluted – Total earnings	$2.16	$1.10	96.4

Net income attributable to common shareholders was $230.7 million for the first half of 2010 compared to $118 million for the same period in 2009. Major factors on an after-tax basis that contributed to the $112.7 million, or 95.5%, increase include:

•	Higher distribution revenues due to a 1.7% increase in sales and the annual inflation rate adjustment ($9 million)

•	Higher transmission revenues ($3.5 million)

•	Lower costs to achieve amortization ($5 million)

•	Lower net interest charges ($1.8 million)

•	Gain on the sale of MATEP, net of transaction costs ($109.1 million)

These increases in earnings factors were partially offset by:

•	Lower firm gas revenues due to a 6.3% decrease in sales ($2.6 million)

•	Cumulative impact of a true-up adjustment resulting from a DPU order on May 28, 2010 related to NSTAR Electric’s transition mitigation incentive for the years 2006-2009 ($3 million)

•	Higher operations and maintenance expense ($3.6 million)

•	Higher depreciation and property taxes ($5.8 million)

Significant cash flow events during the six months ended June 30, 2010 include the following:

•

Cash flows from continuing operating activities provided $221.8 million, a decrease of $129.8 million as compared to the same period in 2009. The decrease primarily reflects the timing of payments and customer collections related to energy costs and higher income tax payments

•

Cash flows from investing activities included $343.7 million in gross cash proceeds from the sale of MATEP. Outflows include $155.5 million in capital projects to improve system reliability and capacity

•

Cash outflows from financing activities included an accelerated share repurchase program payment of $125 million, retirement of $673.4 million in long-term and securitized debt, repayment of MATEP’s long-term debt of $85.5 million, and $85.4 million in common share dividends. Significant inflows included NSTAR Gas issuing $125 million of 4.46% Mortgage Notes and NSTAR Electric issuing $300 million of 5.50% Debentures with an effective rate of 5.61%

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

Retail Electric Sales - MWh

	Six Months Ended June 30,
	2010	2009	% Change

Residential	3,183,921	3,116,588	2.2
Commercial, Industrial, and Other	7,128,167	7,023,471	1.5

Total retail sales	10,312,088	10,140,059	1.7

Firm Gas Sales and Transportation - BBtu

	Six Months Ended June 30,
	2010	2009	% Change

Residential	11,975	12,984	(7.8)
Commercial and Industrial	12,080	12,675	(4.7)
Municipal	1,755	1,896	(7.4)

Total firm sales	25,810	27,555	(6.3)

NSTAR’s electric energy sales in the six months ended June 30, 2010 increased 1.7% compared to 2009 primarily due to favorable weather conditions resulting from a warmer winter and warmer weather in May and June 2010 as compared to 2009. Cooling degree-days in NSTAR’s service area for the six months ended June 30, 2010 up nearly 228% from the same period in 2009.

The 6.3% decrease in firm gas and transportation sales is due to the warmer winter and early spring weather.

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

Weather conditions

Refer to and consider for this six-month period ended June 30, 2010 discussion, NSTAR’s disclosure on factors that affect its energy sales, including the effect of variable weather conditions, and a description and use of energy degree-days, as found in the “Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009 – Weather Conditions” section of this MD&A.

The following comparative information relates to heating and cooling degree-days for the six months ended June 30, 2010 and 2009 and the number of heating and cooling degree-days in a “normal” six-month period using a 30-year average. As shown in the table below, weather conditions during the six months ended June 30, 2010 measured by heating and cooling degree-days, respectively, were 12.0% lower/warmer related to heating degree-days and 227.8% higher/warmer related to cooling degree-days for 2010 as compared to 2009, unfavorably impacting gas revenues, but favorably impacting revenues from electric sales. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days (HDD)
Six months ended June 30, 2010	3,777
Six months ended June 30, 2009	4,290
Normal 30-Year Average	4,243

Percentage that 2010 HDD were lower than 2009	12.0%
Percentage that 2010 HDD were lower than 30-year average	11.0%

Cooling Degree-Days (CDD)
Six months ended June 30, 2010	259
Six months ended June 30, 2009	79
Normal 30-Year Average	175

Percentage that 2010 CDD were higher than 2009	227.8%
Percentage that 2010 CDD were higher than 30-year average	48.0%

Operating revenues

Operating revenues for the first half of 2010 decreased $170 million, or 10.7%, from the same period in 2009 as follows:

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2010	2009	Amount	Percent
Electric revenues
Retail distribution and transmission	$535.4	$482.3	$53.1	11.0%
Energy, transition and other	630.5	802.5	(172.0)	(21.4)%

Total electric revenues	1,165.9	1,284.8	(118.9)	(9.3)%
Gas revenues
Firm and transportation	84.4	86.6	(2.2)	(2.5)%
Energy supply and other	172.1	221.0	(48.9)	(22.1)%

Total gas revenues	256.5	307.6	(51.1)	(16.6)%

Total operating revenues	$1,422.4	$1,592.4	$(170.0)	(10.7)%

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

The increase of $53.1 million, or 11%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($30.1 million)

•	Increased sales of 1.7% due to the impact of weather conditions, in addition to the annual inflation rate adjustment ($14.8 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $172 million decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Gas revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area. Firm and transportation revenues decreased $2.2 million primarily due to customers reducing usage as a result of milder winter weather, which resulted in a decrease in gas sales volumes of 6.3%.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenues decrease of $48.9 million primarily reflects a decrease in the cost of gas supply. These revenues are fully reconciled with the costs currently recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

Operating expenses

Purchased power and transmission expense was $551.3 million in the first half of 2010 compared to $674.2 million in the same period of 2009, a decrease of $122.9 million, or 18.2%. The decrease in expense reflects lower Basic Service and other energy costs of $146.6 million. These decreases were partially offset by higher transmission costs of $23.7 million due to an increase in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $150.7 million in the first half of 2010 compared to $200.1 million in the same period of 2009, a decrease of $49.4 million, or 24.7%. The decrease in expense primarily reflects lower sales of 6.3% and a decrease in natural gas supply costs. NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $211.5 million in the first half of 2010 compared to $197.9 million in the same period of 2009, an increase of $13.6 million, or 6.9%. The increase in expense reflects higher pension and PBOP related PAM amortization costs ($7.1 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were storm-related expenses ($2.1 million), assessed regulatory fees ($0.7 million), and timing of maintenance ($3 million).

Depreciation and amortization expense was $166.1 million in the first half of 2010 compared to $190.5 million in the same period of 2009, a decrease of $24.4 million or 12.8%. The decrease primarily reflects the completion of the 10-year amortization related to merger integration costs and lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $44.9 million in the first half of 2010 compared to $38.4 million in the same period of 2009, an increase of $6.5 million, or 16.9%, which is consistent with the collection of conservation and renewable energy revenues. These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR anticipates a further increase in Energy Efficiency spending during 2010 and in future years driven by requirements of the GCA. Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

Property and other taxes expense was $57.9 million in the first half of 2010 compared to $53 million in the same period of 2009, an increase of $4.9 million, or 9.2%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $71.2 million in the first half of 2010 compared to $75.8 million in the same period of 2009, a decrease of $4.6 million, or 6.1%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR’s $500 million, 8% Notes in mid-February 2010 and NSTAR Electric’s $125 million, 7.8% Debentures in May 2010. These reductions in interest expense were partially offset by recent debt issuances at lower average effective interest rates.

Interest income and other, net were $17.1 million of net interest income in the first half of 2010 compared to $14.5 million of net interest income in the same period of 2009, an increase of $2.6 million, or 17.9%, due to increased interest income of $1.1 million related to higher regulatory deferrals, higher interest income on income tax matters of $0.6 million, and a lower average level of borrowed funds.

Other income (deductions):

Other income was $3 million in the first half of 2010 compared to $3.8 million in the same period of 2009, a decrease of $0.8 million, or 21%. The decrease relates primarily to lower cash surrender values of insurance policies.

Other deductions were $1.2 million in the first half of 2010 compared to $1.1 million in the same period of 2009, an increase of $0.1 million, or 9.1%.

Income tax expense:

Income tax expense was $72.3 million in the first half of 2010 compared to $66.8 million in the same period of 2009, an increase of $5.5 million, or 8.2%, primarily reflecting a higher pre-tax operating income in 2010.

Liquidity and Capital Resources

Financial Market Impact

Ongoing volatility and uncertainty in the financial markets may adversely impact the availability of credit and the cost of credit to NSTAR and its subsidiary companies. However, throughout this period of market uncertainty, NSTAR has been able to successfully access capital markets to issue long-term debt and also to facilitate short-term financing for working capital needs. NSTAR and its subsidiaries utilize the commercial paper market to meet their short-term cash requirements. NSTAR and NSTAR Electric currently have Revolving Credit Agreements in place through December 2012. These Credit Agreements serve as a liquidity backup to the commercial paper program. Short-term commercial paper debt obligations are commonly refinanced to long-term obligations with fixed-rate bonds or notes as needed or when interest rates are considered favorable. Refer to Item 1A, “Risk Factors,” in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2009, for a further discussion.

As a result of volatility in the financial markets and its impact on NSTAR’s Pension and PBOP Plan investments, NSTAR continues to evaluate the extent to which it may make additional cash contributions. Should NSTAR elect to increase its level of funding to these plans, NSTAR believes it has adequate access to capital resources to support its contributions.

Working Capital

NSTAR Electric retired a $125 million, 7.8% Debenture due, at maturity, in May 2010. Cash equivalents held by NSTAR at December 31, 2009 were used to pay, in part, the redemption price of the NSTAR $500 million, 8% Notes in February 2010. During the quarter ended June 30, 2010, short-term debt increased from $325 million to $390.5 million primarily attributable to the $125 million debt payment. NSTAR believes that it has adequate access to short-term credit markets to facilitate its working capital needs at favorable terms.

Current Cash Flow Activity

NSTAR’s primary uses of cash in the first half of 2010 included capital expenditures, dividend payments, long-term and securitized debt redemptions, and share repurchases. NSTAR’s primary sources of cash in the first half of 2010 included cash from electric and gas operations, proceeds from the sale of MATEP, and long-term debt issuances.

Operating Activities

The net cash provided by continuing operating activities was $221.8 million in 2010, as compared to $351.6 million in 2009, a decrease of $129.8 million primarily due to the timing of energy supply payments and their related recovery from customers and higher income tax payments.

Investing Activities

The net cash provided by investing activities of continuing operations in 2010 was $188.9 million, compared to cash used of $202.6 million in 2009. This relates to the $343.7 million received from the sale of MATEP. The majority of the plant expenditures were for system reliability improvements and capacity improvements in the NSTAR service territory. The decrease in plant expenditures was primarily due to a lower level of major transmission projects.

Financing Activities

Net cash used in financing activities of continuing operations in 2010 was $437.8 million compared to $153.4 million in 2009. On June 8, 2010, $125 million was used to acquire treasury stock pursuant to an accelerated share repurchase program. Uses of cash primarily reflect long-term and securitized debt redemptions of $673.4 million in 2010 compared to $73.4 million in 2009. In addition, NSTAR’s short-term debt increased by $49.5 million. Sources of cash during 2010 included proceeds from NSTAR Electric’s issuance of $300 million in long-term debt and NSTAR Gas’ issuance of $125 million in long-term debt.

Income Tax Payments

During the six months ended June 30, 2010 and 2009, NSTAR made income tax payments of $96.9 million and $50.4 million, respectively. Payment of the tax due from the gain on the sale of MATEP will be made mostly in September 2010.

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times, excluding Transition Property Securitization Certificates and excluding accumulated other comprehensive income (loss) from common equity. NSTAR Gas must also maintain a total debt to capitalization ratio no greater than 65% at all times pursuant to its revolving credit agreement. NSTAR Gas was in compliance with its financial covenant requirements including a minimum equity requirement, under its long-term debt arrangements at June 30, 2010 and December 31, 2009. Under the minimum equity requirement, the outstanding long-term debt of NSTAR Gas must not exceed equity. NSTAR’s long-term debt other than its secured debt issued by NSTAR Gas is unsecured.

NSTAR currently has a $175 million revolving credit agreement that expires December 31, 2012. At June 30, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at June 30, 2010 and December 31, 2009, had $47.5 million and zero amounts outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times, excluding Transition Property Securitization Certificates, and excluding accumulated other comprehensive income (loss) from common equity. Commitment fees must be paid on the total agreement amount. At June 30, 2010 and December 31, 2009, NSTAR was in full compliance with the aforementioned covenant as the ratios were 57.5% and 59.8%, respectively.

On April 6, 2009, the DPU approved NSTAR Electric’s new two-year financing plan to issue an additional $500 million in long-term debt securities. On October 9, 2009, in connection with this filing, NSTAR and NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue debt securities from time to time in one or more series. On November 17, 2009, NSTAR issued, at a discount, $350 million of fixed rate (4.5%) Debentures due November 15, 2019. In mid-February 2010, NSTAR retired its $500 million, 8% Notes as scheduled. On March 16, 2010, NSTAR Electric sold $300 million of 5.50% Debentures due March 15, 2040. NSTAR and NSTAR Electric used the proceeds from the prospective issuance of these securities for the redemption or repayment of outstanding long-term debt and short-term debt balances and/or general working capital purposes.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At June 30, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $343 million and $341 million outstanding balances at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 49.0% and 46.5%, respectively.

NSTAR Gas has a $100 million revolving credit facility. This facility is due to expire on December 10, 2010. NSTAR Gas anticipates that this facility will be renewed. As of June 30, 2010 and December 31, 2009, NSTAR Gas had no amounts outstanding. At June 30, 2010, NSTAR Gas was in full compliance with its covenant in connection with its facility, as the total debt to capitalization ratio was 48.8%.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR’s or its subsidiaries’ financial condition and credit ratings.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. As of June 30, 2010, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.1 billion of their total common equity

(approximately $2.3 billion) to NSTAR and remain in compliance with debt covenants. Based on NSTAR’s key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected cash requirements.

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

To mitigate the cash flow and cost variability related to the commodity price risk on approximately one-third of its natural gas purchases, NSTAR Gas purchases financial futures contracts on behalf of its customers. NSTAR Gas has a rate-making mechanism that provides for recovery of the actual settlement value of these contracts on a fully reconciling basis. Refer to the accompanying Notes to Consolidated Financial Statements, Note D, “Derivative Instruments, Gas Hedging Agreements” for a further discussion.

Certain renewable energy requirements of the GCA may require NSTAR to enter into renewable energy supply contracts extending longer than twelve months, in order to satisfy renewable supply requirements.

Interest Rate Risk

NSTAR believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs. These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable. The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding. The weighted average interest rates, including fees for short-term indebtedness, were 0.38% and 0.49% for the six months ended June 30, 2010 and 2009, respectively. On a long-term basis, NSTAR mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

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

Share Repurchase Program

In connection with the sale of MATEP, NSTAR’s Board of Trustees approved a share repurchase program of up to $200 million of NSTAR Common Shares.

On June 3, 2010, NSTAR entered into a $125 million Accelerated Share Repurchase (ASR) program with an investment bank. The ultimate number of Common Shares delivered to NSTAR under the ASR depends on the volume weighted average share price (VWAP) over the term of the ASR. On June 8, 2010, 3,221,649 Common Shares were delivered to and retired by the Company under the ASR, representing approximately 90% of the Common Shares that would be acquired in the ASR at a VWAP of $34.92. At the termination of the ASR by the end of the fourth quarter of 2010, either the investment bank will deliver additional Common Shares to NSTAR or NSTAR will deliver cash or Common Shares to the investment bank.

The remaining 10% of the ASR in the amount of $12,500,000 has been allocated to a forward contract to reacquire additional Common Shares, if any, and is recorded as equity on the accompanying Consolidated Balance Sheet at June 30, 2010. The excess of amounts paid over par value for the 3,221,649 Common Shares delivered on June 8, 2010 was allocated between Retained earnings and Premium on Common Shares. Upon the completion of the ASR, NSTAR will record a final adjustment to common equity for the fair value of the forward contract for any cash or Common Share amounts paid or received upon settlement of the contract with the investment bank.

The remaining Common Shares to be acquired to complete the $200 million share repurchase program may be repurchased from time to time in the open market, or through privately negotiated transactions, block purchases, or another ASR.

Other Share Purchases

Common Shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the NSTAR Long Term Incentive Plan and invested in by participants of the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased on the open market by the Company or an independent agent. During the three-month period ended June 30, 2010, except as otherwise noted, shares listed below were acquired in the open market for such purposes.

	Total Number of Common Shares Purchased		Average Price Paid Per Share	Total Number of Common Shares Purchased as Part of an Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Common Shares That May Yet Be Purchased Under the Plans or Programs

April	272,899		$37.12
May	264,192		$36.91
June	3,246,270	(1)	$34.92	3,221,649	$87,500,000	(2)

Total second quarter	3,783,361		$35.22	3,221,649	$87,500,000

(1)	3,221,649 of these shares were purchased pursuant to the ASR agreement that NSTAR entered June 3, 2010, which is described above. The retired shares reflect completion to date of approximately 56% of the approved share repurchase program. These shares were retired June 8, 2010.
(2)	Includes an additional $12.5 million covered by the ASR.

Item 6.	Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:

Exhibit	15	-	Letter Re Unaudited Interim Financial Information

	15.1		PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a - 14(a)/15d-14(a) Certifications

	31.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1		Report of Independent Registered Public Accounting Firm*

		*	Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act. Therefore, the accountant is not subject to the liability provisions of Section 11 of the 1933 Act.

Exhibit	101.INS	-	XBRL Instance Document

Exhibit	101.SCH	-	XBRL Taxonomy Extension Schema Document

Exhibit	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit	101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

Exhibit	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR
(Registrant)

Date: August 3, 2010	By:	/S/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer