Form 10-Q
period 2010-09-30
NSTAR/MA
filed 2010-11-08
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s class of common stock was 103,586,727 Common Shares, par value $1 per share, as of November 1, 2010.

NSTAR

Form 10-Q

Quarterly Period Ended September 30, 2010

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding Company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
NPT	Northern Pass Transmission LLC
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
Unregulated operations	Represents non rate-regulated operations of NSTAR Com and Hopkinton
Discontinued operations	Represents discontinued operations of MATEP

Regulatory and Other Authorities
DOE	U. S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FERC	Federal Energy Regulatory Commission
IRS	U. S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U. S. Securities and Exchange Commission

Other
AFUDC	Allowance for Funds Used During Construction
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
ASR	Accelerated Share Repurchase program
BBtu	Billions of British thermal units
CAP	U.S. Internal Revenue Service Compliance Assurance Process
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
EERF	Energy Efficiency Reconciling Factor
EPS	Earnings Per Common Share
GAAP	Generally Accepted Accounting Principles in the United States of America
GCA	Massachusetts Green Communities Act
HCERA	Health Care and Education Reconciliation Act of 2010
LDAC	Local Distribution Adjustment Clause
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
NU	Northeast Utilities
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other than Pensions
PPACA	Patient Protection and Affordable Care Act of 2010
ROE	Return on Equity
SIP	Simplified Incentive Plan
SSCM	Simplified Service Cost Method
TSA	Transmission Service Agreement
VWAP	Volume Weighted Average Share Price
YA	Yankee Atomic Electric Company

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements may also be contained in other filings with the SEC, in press releases, and oral statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance. Some or all of these forward-looking statements may not turn out to be what NSTAR expected. Actual results could differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Examples of some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

•	adverse financial market conditions including changes in interest rates and the availability and cost of capital

•	adverse economic conditions

•

changes to prevailing local, state and federal governmental policies and regulatory actions (including those of the DPU and the FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets and energy costs, financings, municipalization, and operation and construction of facilities

•	acquisition and disposition of assets

•	changes in tax laws and policies

•	changes in, and compliance with, environmental and safety laws and policies

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities

•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs

•	weather conditions that directly influence the demand for electricity and natural gas

•	impact of continued cost control processes on operating results

•	ability to maintain current credit ratings

•	impact of uninsured losses

•	impact of adverse union contract negotiations

•	damage from major storms

•	impact of conservation measures and self-generation by our customers

•	changes in financial accounting and reporting standards

•	changes in hazardous waste site conditions and the cleanup technology

•	prices and availability of operating supplies

•	impact of terrorist acts and cyber-attacks

•	impact of service quality performance measures, and

•	impact of the expected timing and likelihood of completion of the proposed merger with Northeast Utilities, which could be adversely affected

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

Part I. Financial Information

Item 1.	Financial Statements

NSTAR

Consolidated Statements of Income

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenues	$797,505	$746,127	$2,219,908	$2,338,543

Operating expenses:
Purchased power and transmission	341,869	316,982	893,206	991,168
Cost of gas sold	20,022	19,783	170,691	219,865
Operations and maintenance	106,599	98,095	318,136	295,958
Depreciation and amortization	71,709	89,490	237,793	279,979
Energy efficiency and renewable energy programs	45,384	26,357	90,247	64,725
Property and other taxes	29,336	25,193	87,224	78,156

Total operating expenses	614,919	575,900	1,797,297	1,929,851

Operating income	182,586	170,227	422,611	408,692

Interest charges (income):
Long-term debt	29,841	32,803	94,379	97,847
Transition property securitization	2,781	4,792	9,395	15,595
Interest income and other, net	(6,122)	(4,968)	(23,182)	(19,452)

Total interest charges	26,500	32,627	80,592	93,990

Other (deductions) income:
Interest – RCN Tax Settlement	(4,518)	—	(4,518)	—
Other income	2,380	2,346	5,416	6,177
Other deductions	(388)	(315)	(1,594)	(1,398)

Total other (deductions) income	(2,526)	2,031	(696)	4,779

Income from continuing operations before income taxes	153,560	139,631	341,323	319,481

Tax settlement – RCN	16,083	—	16,083	—
Income taxes	60,835	53,196	133,095	120,026

Total income taxes	76,918	53,196	149,178	120,026

Net income from continuing operations	76,642	86,435	192,145	199,455

(Loss) gain on sale of discontinued operations, net of tax	(509)	—	108,600	—
(Loss) income from discontinued operations, net of tax	(105)	1,693	7,005	7,623

Net income	76,028	88,128	307,750	207,078
Preferred stock dividends – noncontrolling interest	490	490	1,470	1,470

Net income attributable to common shareholders	$75,538	$87,638	$306,280	$205,608

Weighted average common shares outstanding:
Basic	103,587	106,808	105,451	106,808
Diluted	103,805	106,981	105,659	106,987
Earnings per common share – Basic (Note F):
Continuing operations	$0.74	$0.80	$1.81	$1.86
Discontinued operations	(0.01)	0.02	1.09	0.07

Total earnings	$0.73	$0.82	$2.90	$1.93

Earnings per common share – Diluted (Note F):
Continuing operations	$0.74	$0.80	$1.81	$1.85
Discontinued operations	(0.01)	0.02	1.09	0.07

Total earnings	$0.73	$0.82	$2.90	$1.92

Dividends declared per common share	$0.40	$0.375	$1.20	$1.125

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to common shareholders	$75,538	$87,638	$306,280	$205,608

Other comprehensive income from continuing operations, net:
Pension and postretirement costs benefit	357	375	1,072	1,125
Deferred income tax expense	(147)	(155)	(441)	(464)

Total other comprehensive income from continuing operations, net	210	220	631	661

Comprehensive income from continuing operations	75,748	87,858	306,911	206,269

Other comprehensive income from discontinued operations, net:
Postretirement costs benefit	—	24	43	73
Deferred income tax expense	—	(10)	(18)	(30)

Total other comprehensive income from discontinued operations, net	—	14	25	43

Comprehensive income	$75,748	$87,872	$306,936	$206,312

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Common Shareholders’ Equity

(Unaudited)

(in thousands, except share information)

	Common Shares Issued and Outstanding (200,000,000 shares authorized)	Par Value Issued ($1/Share)	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2009	106,808,376	$106,808	$813,490	$966,636	$(14,328)	$1,872,606
Equity compensation plans	—	—	193	—	—	193
Net income attributable to common shareholders	—	—	—	59,718	—	59,718
Dividends declared to common shareholders	—	—	—	(42,724)	—	(42,724)
Other comprehensive income:
Amortization of pension & postretirement costs deferred, net of tax	—	—	—	—	239	239

Balance, March 31, 2010	106,808,376	106,808	813,683	983,630	(14,089)	1,890,032
Equity compensation plans	—	—	(2,243)	—	—	(2,243)
Acquisition and retirement of common shares	(3,221,649)	(3,221)	(37,821)	(84,826)	—	(125,868)
Net income attributable to common shareholders	—	—	—	171,024	—	171,024
Dividends declared to common shareholders	—	—	—	(41,434)	—	(41,434)
Postretirement plan of MATEP (discontinued operation sold in June 2010)	—	—	—	—	1,175	1,175
Other comprehensive income:
Amortization of pension & postretirement costs deferred, net of tax	—	—	—	—	207	207

Balance, June 30, 2010	103,586,727	103,587	773,619	1,028,394	(12,707)	1,892,893
Equity compensation plans	—	—	(120)	—	—	(120)
Acquisition and retirement of common shares	—	—	(34)	—	—	(34)
Net income attributable to common shareholders	—	—	—	75,538	—	75,538
Dividends declared to common shareholders	—	—	—	(41,434)	—	(41,434)
Other comprehensive income:
Amortization of pension & postretirement costs deferred, net of tax	—	—	—	—	210	210

Balance, September 30, 2010	103,586,727	$103,587	$773,465	$1,062,498	$(12,497)	$1,927,053

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$12,546	$143,449
Restricted cash	12,400	—
Accounts receivable, net of allowance of $34,173 and $32,545, respectively	281,916	248,094
Accrued unbilled revenues	52,653	67,159
Regulatory assets	344,423	337,172
Inventory, at average cost	58,830	59,307
Refundable income taxes	129,120	129,120
Other	60,784	39,069
Assets of discontinued operations held for sale	—	167,857

Total current assets	952,672	1,191,227

Utility plant:
Electric and gas, at original cost	6,174,763	6,031,853
Less: accumulated depreciation	1,617,069	1,525,248

Net electric and gas plant-in-service	4,557,694	4,506,605
Construction work in progress	116,043	68,582

Net utility plant	4,673,737	4,575,187

Other property and investments:
Unregulated property, at original cost, net	16,765	18,571
Electric equity investments	5,471	4,683
Other investments	77,397	75,931

Total other property and investments	99,633	99,185

Deferred debits:
Regulatory assets	2,075,906	2,228,243
Other deferred debits	52,310	50,944

Total deferred debits and other assets	2,128,216	2,279,187

Total assets	$7,854,258	$8,144,786

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2010	December 31, 2009
Liabilities and Capitalization
Current liabilities:
Long-term debt	$1,100	$625,687
Transition property securitization	69,609	57,553
Notes payable	384,500	341,000
Income taxes	91,990	62,809
Accounts payable	221,754	245,720
Power contract obligations	108,951	132,128
Accrued interest	33,697	32,676
Dividends payable	41,761	43,050
Accrued expenses	16,810	20,337
Other	70,388	78,233
Liabilities of discontinued operations held for sale	—	89,956

Total current liabilities	1,040,560	1,729,149

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,293,604	1,230,992
Unamortized investment tax credits	15,616	16,795
Power contract obligations	154,907	214,684
Pension and other postretirement liability	638,816	625,476
Regulatory liability - cost of removal	279,577	269,603
Other	160,004	176,040

Total deferred credits and other liabilities	2,542,524	2,533,590

Capitalization:
Long-term debt:
Long-term debt	2,173,261	1,754,236
Transition property securitization	127,860	212,205

Total long-term debt	2,301,121	1,966,441

Noncontrolling interest – preferred stock of subsidiary	43,000	43,000

Common equity:
Common shares, par value $1 per share, 200,000,000 shares authorized, 103,586,727 in 2010 and 106,808,376 in 2009 issued and outstanding (Note C)	103,587	106,808
Premium on common shares	773,465	813,490
Retained earnings	1,062,498	966,636
Accumulated other comprehensive loss	(12,497)	(14,328)

Total common equity	1,927,053	1,872,606

Total capitalization	4,271,174	3,882,047

Commitments and contingencies

Total liabilities and capitalization	$7,854,258	$8,144,786

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$307,750	$207,078
Less: Income from discontinued operations, net of tax	7,005	7,623
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of tax	(108,600)	—
Depreciation and amortization	237,793	279,979
Debt amortization	4,231	4,165
Deferred income taxes	23,357	3,881
Noncash stock-based compensation	6,557	6,616
Net changes in:
Accounts receivable and accrued unbilled revenues	(19,316)	50,922
Inventory, at average cost	477	19,538
Other current assets	(21,715)	(4,041)
Accounts payable	2,780	(46,502)
Other current liabilities	17,865	11,772
Regulatory assets	89,530	121,418
Long-term power contract obligations	(96,946)	(91,722)
Net change from other miscellaneous operating activities	(38,580)	19,745

Cash provided by operating activities of continuing operations	398,178	575,226
Cash (used in) provided by operating activities of discontinued operations	(15,032)	21,590

Net cash provided by operating activities	383,146	596,816

Investing activities:
Plant expenditures (including AFUDC)	(240,519)	(277,727)
Proceeds from disposal of discontinued operations held for sale	343,034	—
Proceeds from sale of properties	—	2,074
Increase in restricted cash	(8,784)	—
Net change in other investment activities	(8,418)	(2,405)

Cash provided by (used in) investing activities of continuing operations	85,313	(278,058)
Cash used in investing activities of discontinued operations	(5,327)	(4,536)

Net cash provided by (used in) investing activities	79,986	(282,594)

Financing activities:
Long-term debt issuances	425,000	100,000
(Discount) premium on issuance of long-term debt	(4,806)	4,553
Debt issuance costs	(3,702)	(875)
Transition property securitization redemptions	(72,289)	(112,987)
Long-term debt redemptions	(626,238)	(1,127)
Net change in notes payable	43,500	(168,083)
Acquisition of common shares under accelerated repurchase program	(125,902)	—
Common share dividends paid	(126,881)	(120,159)
Preferred stock dividends of subsidiary to the noncontrolling interest	(1,470)	(1,470)
Change in disbursement accounts	(13,399)	(929)
Cash received for exercise of equity compensation	15,501	4,235
Cash used to settle equity compensation	(21,322)	(12,736)
Windfall tax effect of settlement of equity compensation	2,150	432

Cash used in financing activities of continuing operations	(509,858)	(309,146)
Cash used in financing activities of discontinued operations	(86,776)	(3,626)

Net cash used in financing activities	(596,634)	(312,772)

Net (decrease) increase in cash and cash equivalents	(133,502)	1,450
Adjustment for discontinued operations, net of dividends	2,599	(1,428)
Cash and cash equivalents at the beginning of the year	143,449	12,384

Cash and cash equivalents at the end of the period	$12,546	$12,406

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

(continued)

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosures of cash flow information:
Continuing operations - Cash paid during the period for:
Interest, net of amounts capitalized	$117,522	$108,767
Income taxes	$158,739	$69,717

Continuing operations - Non-cash investing activity:
Plant additions included in accounts payable	$13,494	$11,632

Discontinued operations - Cash paid during the period for interest	$1,525	$4,795

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

2. Merger Agreement

On October 16, 2010, upon approval from their respective Board of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The transaction will be a merger of equals in a stock for stock transfer. The combined company will provide electric and gas energy delivery services to over half of the customers in New England. The combined company will operate six regulated electric and gas utilities in three states and will have nearly 3.5 million electric and gas customers.

Under the terms of the agreement, NSTAR shareholders would receive 1.312 NU common shares for each NSTAR share that they own. Following completion of the merger, it is anticipated that NU shareholders would own approximately 56 percent and NSTAR shareholders would own approximately 44 percent of the combined company.

The merger is conditioned upon, among other things, approval by two-thirds of the outstanding shares of both companies, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and reviews by the Massachusetts Department of Public Utilities, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Securities and Exchange Commission and the Federal Communications Commission. The companies anticipate that the regulatory approvals can be obtained within nine to twelve months. The companies intend to seek shareholder approval of the transaction in early 2011.

3. Basis of Consolidation and Accounting

The accompanying consolidated financial information presented as of September 30, 2010 and for the three-month and nine-month periods ended September 30, 2010 and 2009, has been prepared from NSTAR’s books and records without audit by an independent registered public accounting firm. However, NSTAR’s independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB. The review report is filed as Exhibit 99.1 to this Form 10-Q. Financial information as of December 31, 2009 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP. In the opinion of NSTAR’s management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included. All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior period consolidated financial statements to conform to the current period’s presentation.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

The results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 are not indicative of the results that may be expected for an entire year. The demand for electricity and natural gas is affected by weather conditions, economic conditions, and consumer conservation behavior. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months. Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

4. Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

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

Pension

NSTAR provides a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees. During the nine months ended September 30, 2010, NSTAR contributed $25 million to the Plan. NSTAR does not anticipate contributing to the Plan during the remainder of 2010.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Service cost	$6.1	$5.5	$18.4	$16.6
Interest cost	16.2	16.0	48.4	48.2
Expected return on Plan assets	(15.7)	(14.5)	(47.1)	(43.6)
Amortization of prior service cost	(0.1)	(0.1)	(0.5)	(0.5)
Recognized actuarial loss	12.8	13.6	38.5	40.7

Net periodic pension benefit cost	$19.3	$20.5	$57.7	$61.4

Postretirement Benefits Other than Pensions

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. Under certain circumstances, eligible retirees are required to contribute to the costs of postretirement benefits. During the nine months ended September 30, 2010, NSTAR contributed $22.1 million to this plan. NSTAR contributed $2.5 million to the Plan in October 2010 and currently anticipates contributing approximately $5.4 million to the plan during the remainder of

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

2010. The actual level of funding may change. NSTAR is evaluating the impact of the Patient Protection and Affordable Care Act of 2010 (PPACA) and the Health Care and Education Reconciliation Act of 2010 (HCERA) on its retiree health care benefits and accumulated PBOP obligation. To date, no adjustment has been made to NSTAR’s retiree benefit plan provisions or actuarial assumptions (including health care cost trend rates) as a result of PPACA and HCERA. Postretirement benefit costs related to employees of the discontinued operations of MATEP are not included in the following table. The net periodic postretirement benefit cost related to the discontinued operations amounted to $0.3 million and $0.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Service cost	$1.5	$1.5	$4.4	$4.4
Interest cost	9.4	8.9	28.3	26.8
Expected return on Plan assets	(5.2)	(4.5)	(15.7)	(13.5)
Amortization of prior service cost	(0.4)	(0.4)	(1.1)	(1.1)
Amortization of transition obligation	0.2	0.2	0.6	0.6
Recognized actuarial loss	4.2	4.8	12.8	14.4

Net periodic postretirement benefit cost	$9.7	$10.5	$29.3	$31.6

5. Noncontrolling Interest – Cumulative Non-Mandatory Redeemable Preferred Stock of Subsidiary

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

The Cumulative Preferred Stock is reflected as noncontrolling interest of a subsidiary in the accompanying Consolidated Balance Sheets. Each of the two preferred stock series contains provisions relating to non-payment of preferred dividends that could potentially result in the preferred shareholders being granted the majority control of the Board of Directors of NSTAR Electric until all preferred dividends are paid. As a result, the preferred stock has not been classified within permanent equity. During the year ended December 31, 2009 and during the nine months ended September 30, 2010, there were no changes in the noncontrolling interest of NSTAR Electric.

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts) Series
	Current Shares Outstanding	Redemption Price/Share	September 30, 2010	December 31, 2009
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000

Total non-mandatory redeemable series			$43,000	$43,000

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

6. Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Interest on regulatory deferrals	$6,953	$5,493	$19,120	$16,514
Income tax items	372	459	7,266	6,746
Other interest expense	(1,226)	(857)	(3,246)	(2,956)
Short-term debt	(214)	(241)	(648)	(1,228)
AFUDC	237	114	690	376

Total interest income and other, net	$6,122	$4,968	$23,182	$19,452

7. Variable Interest Entities

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

8. Subsequent Events

Refer to the “Merger Agreement” in this Note A for details on the NSTAR and NU merger transaction.

Management has reviewed other subsequent events through the date of this filing and concluded that no material subsequent events have occurred that are not accounted for in the accompanying Consolidated Financial Statements or disclosed in the accompanying Notes to Consolidated Financial Statements.

Note B. Discontinued Operations – Sale of MATEP

On June 1, 2010, NSTAR completed the sale of its stock ownership interest in its district energy operations business, MATEP, for $343 million in cash, to a joint venture comprised of Veolia Energy North America, a Boston-based subsidiary of Veolia Environnement and Morgan Stanley Infrastructure Partners.

The sale resulted in a non-recurring, after-tax gain of $108.6 million, including transaction costs, or $1.03 per share, for the nine-month period ended September 30, 2010. During the three-month period ended September 30, 2010, $0.5 million in expenses were incurred related to the sale. The proceeds from the sale were partially utilized to retire the $85.5 million outstanding principal amount of MATEP’s long-term Notes, together with a retirement premium of $18 million.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The operating results of MATEP through May 31, 2010 have been separately classified and reported as discontinued operations on the accompanying Consolidated Statements of Income. A summary of discontinued operations was as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues	$—	$25,849	$52,232	$89,290
Operating expenses	164	21,546	38,977	72,435
Interest charges	—	1,726	2,754	5,187
Other income	2	28	276	60
Income tax (benefit) expense	(57)	912	3,772	4,105

(Loss) income from discontinued operations, net of tax	(105)	1,693	7,005	7,623
(Loss) gain on sale of discontinued operations, net of tax	(509)	—	108,600	—

Net (loss) income from discontinued operations, net of tax	$(614)	$1,693	$115,605	$7,623

Effective December 21, 2009, with the execution of a purchase and sale agreement, NSTAR ceased recording depreciation and amortization expense on MATEP in accordance with MATEP’s classification as a discontinued operation held for sale. Had NSTAR continued to record depreciation and amortization expense through May, 2010, an additional charge of zero and $3.5 million would have been recognized in the three months and nine months ended September 30, 2010, respectively.

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

On June 3, 2010, NSTAR entered into a $125 million Accelerated Share Repurchase (ASR) program with an investment bank. The ultimate number of Common Shares delivered to NSTAR under the ASR

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

depends on the volume weighted average share price (VWAP) over the term of the ASR. Upon final settlement of the ASR by the end of the fourth quarter of 2010, either the investment bank will deliver cash or additional Common Shares (at NSTAR’s election) to NSTAR or NSTAR will deliver cash or Common Shares (at NSTAR’s election) to the investment bank.

A portion of the ASR in the amount of $12,500,000 was allocated to a forward contract to reacquire additional Common Shares, if any, and was recorded as equity on the accompanying Consolidated Balance Sheet at September 30, 2010. The excess of amounts paid over par value for the 3,221,649 Common Shares delivered on June 8, 2010 was allocated between Retained earnings and Premium on Common Shares. Upon the completion of the ASR, NSTAR will record a final adjustment to common equity for the fair value of the forward contract for any cash or Common Share amounts paid or received upon settlement of the contract with the investment bank.

In conjunction with the announcement of the proposed NSTAR and NU merger, NSTAR elected to cease the remaining $75 million of purchases of Common Shares under the $200 million share repurchase program.

Note D. Derivative Instruments

Energy Contracts

NSTAR Electric has determined that the majority of its electricity supply contracts qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $3.9 million liability as of September 30, 2010. The value represents the difference between the cost of this contract and projected market energy costs over the life of the contract, and NSTAR Electric has recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract. Changes in the value of the contract have no impact on earnings. NSTAR Gas has only one significant natural gas supply contract. This contract is an all-requirements portfolio asset management contract that expires in October 2011. This contract contains market-based pricing terms and therefore no financial statement adjustments are required. Natural gas supply costs incurred related to this contract were approximately $7 million and $9 million for the three-month periods and approximately $116 million and $122 million for the nine-month periods ended September 30, 2010 and 2009, respectively, and have been recorded to Cost of gas sold on the accompanying Consolidated Statements of Income. Refer to the accompanying Part 1, Item 3, “Quantitative and Qualitative Disclosures About Market Risks,” for a further discussion.

Gas Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure natural gas supply, and qualify as derivative financial instruments. The fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date. All actual costs incurred or benefits realized when these contracts are settled are included in the CGAC of NSTAR Gas. NSTAR Gas records a regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income. These derivative contracts extend through April 2011. There were no financial contracts settled during the three-month period ended September 30, 2010. For the three-month period ended September 30, 2009, a decrease in expense of $0.6 million was recorded to Cost of gas sold on the accompanying Consolidated Statements of Income. For the nine-month periods ended September 30, 2010 and 2009, the settlement of these financial contracts resulted in additional charges of $5 million and $42 million, respectively, and were recorded to Cost of gas sold on the accompanying Consolidated Statements of Income.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

As of September 30, 2010, these gas hedging agreements, representing eleven individual contracts, hedged 9,400 BBtu. The settlement of these contracts may have a short-term cash flow impact. Over the long-term, any such effects are mitigated by a regulatory recovery mechanism for those costs.

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

NSTAR Gas is also subject to this credit risk-related contingent feature. Based on market conditions at the time of a downgrade, NSTAR Gas could be required to post collateral in an amount that could be equal to or less than the fair value of the liability at the time of the downgrade. As of September 30, 2010, NSTAR Gas has an A+ Standard & Poors Credit Issuer rating. Collateral obligations are required in the event of a downgrade below an A rating by Standard & Poors and/or if the fair value of the contract exceeds established credit thresholds. Based on NSTAR Gas’ liability position with its gas hedge contract counterparties as of September 30, 2010, should NSTAR Gas’ credit rating be downgraded the collateral obligations described below would result.

Credit Ratings Downgraded to: (in thousands)	Level Below “A” Rating	Incremental Obligations	Cumulative Obligations
A-/A3	1	$—	$—
BBB+/Baa1	2	—	—
BBB/Baa2	3	2,134	2,134
BBB-/Baa3, or below investment grade	4	9,634	11,768

In addition, these agreements contain cross-default provisions that would allow NSTAR Gas and its counterparties to terminate and liquidate a gas hedge contract if either party is in default on other swap agreements with that same counterparty, or another unrelated agreement with that same counterparty in excess of stipulated threshold amounts.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Derivative Instruments and Hedging Activities

The following disclosures summarize the fair value of NSTAR Gas’ hedging agreements and NSTAR Electric’s renewable energy contracts deemed to be derivatives, the balance sheet positions of these agreements and the related settlements of hedging agreements:

(in thousands)	September 30, 2010	December 31, 2009
Gas Hedging Agreements
Consolidated Balance Sheet Account:
Current liabilities: Power contract obligations	$11,768	$1,604
Deferred credits and other liabilities: Power contract obligations	—	51

Total liability for derivative instruments	$11,768	$1,655

Renewable Energy Contracts – Non-hedging instruments
Consolidated Balance Sheet Account:
Deferred credits and other liabilities: Power contract obligations	$3,879	$—

Total liability for derivative instruments	$3,879	$—

	Amount of Gain or (Loss) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Settlement of Gas Hedging Agreements
Consolidated Statement of Income Account:
Decrease (increase) to Cost of gas sold	$—	$617	$(4,892)	$(42,343)
(Decrease) increase to revenues reflecting recovery of or return of settlements to customers	—	(617)	4,892	42,343

Net earnings impact	$—	$—	$—	$—

Note E. Income Taxes

Effective Income Tax Rate

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2010 and the actual effective income tax rate for the year ended December 31, 2009:

	2010	2009
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4	4
Other	(1)	(1)

	38	38
Tax settlement – RCN	4	—

Effective tax rate	42%	38%

Settlement of Uncertain Tax Positions with IRS Office of Appeals

On September 30, 2010, NSTAR accepted a settlement offer from the IRS Office of Appeals (“IRS Appeals”) on issues related to its 2001-2007 Federal income tax returns. This development resolves all outstanding tax matters related to this period and facilitates timely receipt of the Company’s outstanding refundable income taxes of approximately $133 million. The settlement is subject to approval by the Joint Committee on Taxation of the U.S. Congress (“Joint Committee”). NSTAR anticipates that the Joint Committee will make a determination on the settlement agreement during the fourth quarter of 2010.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

RCN Corporation (“RCN”) Share Abandonment Issue

As previously disclosed, on December 24, 2003, NSTAR formally abandoned 11.6 million shares of RCN common stock. NSTAR deducted the share abandonment on its 2003 Federal income tax return as an ordinary loss. At that time, NSTAR’s accounting policy regarding tax benefits required that the likelihood of success needed to be “probable” before the recognition of a tax benefit. Accordingly, during 2003, NSTAR did not recognize the tax benefit of this uncertain tax position.

In 2007, NSTAR adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes.” FIN 48 (now known as Accounting Standards Codification 740) requires the recognition of a tax benefit if the likelihood of success is “more likely than not.” Since NSTAR concluded that it was more likely than not that the tax deduction arising from the RCN share abandonment would be sustained, NSTAR recognized a $44 million cumulative effect benefit in 2007. Consistent with the transition provisions of FIN 48, this $44 million benefit was recorded as an increase to beginning retained earnings. This adjustment also included the reversal of previously accrued interest expense on the RCN deduction.

The settlement with IRS Appeals includes a resolution on the characterization of the loss related to the RCN share abandonment. During the third quarter of 2010, NSTAR recognized a one-time after-tax charge of $20.6 million, including interest, related to the settlement. The interest portion ($4.5 million) is recorded to the “Interest – RCN tax settlement” caption and the tax portion ($16.1 million) is recorded to the “Tax Settlement – RCN” caption on the accompanying Consolidated Statements of Income.

Simplified Service Cost Method (“SSCM”) Issue

IRS Appeals and NSTAR also resolved issues related to the use of the SSCM by NSTAR Electric. Under SSCM, NSTAR Electric changed its method of tax accounting for certain deductible construction-related costs. During 2005 and 2006, NSTAR was required to make cash payments to the IRS totaling $129.1 million that represented the calculated tax benefit related to the SSCM deductions taken by NSTAR Electric for tax years 2002-2004, even though a tax benefit related to those deductions had never been received.

Resolution of Open Tax Years and Anticipated Cash Refund

Upon approval of the settlement agreement with the IRS by the Joint Committee, all outstanding tax issues for the years 2001-2007 will be resolved, including the RCN share abandonment, the SSCM matter, and other minor issues.

As anticipated, this resolution entitles NSTAR to a refund of approximately $154 million from the IRS representing the original SSCM payment plus interest and other minor items. The SSCM refund will be reduced by the resolution of the RCN settlement of $20.6 million. The net refund of approximately $133 million is expected during the fourth quarter of 2010.

The 2008 Federal income tax return has been examined under the IRS Compliance Assurance Process (CAP) with no adjustments. The 2009 Federal income tax return is being reviewed under CAP. This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed. The outcome of any potential audit adjustments and the timing are uncertain.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following is a reconciliation of the unrecognized tax benefits that have been reflected as uncertain tax position liabilities on the accompanying Consolidated Balance Sheets included in Deferred credits and other liabilities: Other:

(in millions)	2010	2009
Balance at January 1	$15	$15
Changes for prior year tax positions	(15)	—

Balance at September 30	$—	$15

During the second quarter of 2010, as a result of progress in settlement discussions with IRS Appeals, NSTAR reversed reserves for uncertain tax positions of $15 million. As of September 30, 2010 and 2009, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.

Interest on Tax Positions

NSTAR recognizes interest accrued related to uncertain tax positions in “Interest income and other, net” on the accompanying Consolidated Statements of Income. Related penalties, if applicable, are reflected in “Other deductions” on the accompanying Consolidated Statements of Income.

For the nine months ended September 30, 2010 and 2009, the amount of interest income recognized on the accompanying Consolidated Statements of Income was $7.3 million and $6.7 million, respectively, and the total amount of accrued interest receivable on the accompanying Consolidated Balance Sheets was $27.3 million and $24.6 million at September 30, 2010 and December 31, 2009, respectively. No penalties were recognized. During the nine months ended September 30, 2010, NSTAR reversed approximately $6 million of previously accrued interest expense on various items because NSTAR believed it would be more-likely-than-not that the original deductions would be sustained by the Joint Committee.

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

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Net income attributable to common shareholders	$75,538	$87,638	$306,280	$205,608
Basic EPS:
Continuing operations (a)	$0.74	$0.80	$1.81	$1.86
Income from discontinued operations	—	0.02	0.06	0.07

	0.74	0.82	1.87	1.93
(Loss) gain on sale of discontinued operations	(0.01)	—	1.03	—

Total earnings	$0.73	$0.82	$2.90	$1.93

Diluted EPS:
Continuing operations (a)	$0.74	$0.80	$1.81	$1.85
Income from discontinued operations	—	0.02	0.06	0.07

	0.74	0.82	1.87	1.92
(Loss) gain on sale of discontinued operations	(0.01)	—	1.03	—

Total earnings	$0.73	$0.82	$2.90	$1.92

Weighted average common shares outstanding for basic EPS	103,587	106,808	105,451	106,808
Effect of dilutive shares:
Weighted average dilutive potential common shares	218	173	208	179

Weighted average common shares outstanding for diluted EPS	103,805	106,981	105,659	106,987

(a)	Basic and Diluted EPS from continuing operations for the three months and nine months ended September 30, 2010 includes a one-time after-tax charge of $20.6 million, or $0.20 per share. This charge resulted from the acceptance of the settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment. Refer to Note E. “Income Taxes” for a further discussion.

Note G. Segment and Related Information

For the purpose of providing segment information, NSTAR’s principal operating segments are its traditional core businesses of electric and natural gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts.

In the second quarter of 2010, with the completion of the sale of MATEP, NSTAR changed its reportable segments and recast prior period information to conform with the current year presentation that eliminates separate presentation of the Company’s unregulated operations. Although the telecommunications and liquefied natural gas subsidiaries are separate legal entities, NSTAR has aggregated the results of operations and assets of its telecommunications subsidiary with the electric utility operations, and aggregated the liquefied natural gas service subsidiary with gas utility operations. The telecommunications subsidiary, liquefied natural gas service subsidiary and MATEP were previously aggregated as unregulated operations for purposes of segment reporting. Since the sale of MATEP, it is no longer necessary to present the unregulated segment separately due to immateriality. The new segment presentation reflects the ongoing profile of NSTAR’s operations as primarily comprised of electric and gas utility operations.

Amounts related to discontinued operations have been excluded from the data presented. Amounts shown on the following table for the three-month and nine-month periods ended September 30, 2010 and 2009 include the allocation of NSTAR’s (Holding Company) results of operations and assets to the two business segments, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively. The allocation of Holding Company charges is based on an indirect allocation of the Holding Company’s investment relating to the two business segments.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Financial data for the segments of continuing operations were as follows:

(in thousands)	Electric	Gas	Consolidated Total
Three months ended September 30,
2010
Operating revenues	$752,511	$44,994	$797,505
Segment net income (loss) (a)	$81,419	$(4,777)	$76,642
2009
Operating revenues	$703,256	$42,871	$746,127
Segment net income (loss)	$90,131	$(3,696)	$86,435

Nine months ended September 30,
2010
Operating revenues	$1,918,366	$301,542	$2,219,908
Segment net income (a)	$182,824	$9,321	$192,145
2009
Operating revenues	$1,988,077	$350,466	$2,338,543
Segment net income	$185,895	$13,560	$199,455

Total assets
September 30, 2010	$7,027,591	$826,667	$7,854,258
December 31, 2009	$7,149,505	$827,424	$7,976,929

(a)	Electric segment net income for the three months and nine months ended September 30, 2010 includes a one-time after-tax charge of $20.6 million. This charge resulted from the acceptance of the settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment. Refer to Note E. “Income Taxes” for a further discussion.

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

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:

	September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities (a)	$2	$—	$—	$2
Deferred Compensation Assets (b)	30	—	—	30
Investments (b)	12	—	—	12

Total	$44	$—	$—	$44

Liabilities:
Gas Hedges (c)	$—	$12	$—	$12
Renewable Energy Contract (d)	—	—	4	4

Total	$—	$12	$4	$16

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities (a)	$147	$—	$—	$147
Deferred Compensation Assets (b)	27	—	—	27
Investments (b)	12	—	—	12

Total	$186	$—	$—	$186

Liabilities:
Gas Hedges (c)	$—	$2	$—	$2

Total	$—	$2	$—	$2

(a) -	Included in “Cash and cash equivalents” on the accompanying Consolidated Balance Sheets
(b) -	Included in “Other investments” on the accompanying Consolidated Balance Sheets
(c) -	Included in “Current liabilities: Power contract obligations” and “Deferred credits and other liabilities: Power contract obligations” on the accompanying Consolidated Balance Sheets
(d) -	Included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying Consolidated Balance Sheets

The following table provides a reconciliation of beginning and ending balances of liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Nine Months Ended September 30, 2010

(in millions)	Renewable Energy Contract

Balance at December 31, 2009	$—
Total losses included on balance sheet as a regulatory asset	(4)

Balance at September 30, 2010 (Liability)	$(4)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of September 30, 2010 and December 31, 2009, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues. Carrying amounts and fair values as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness of continuing operations (including current maturities)	$2,371,830	$2,685,210	$2,649,681	$2,755,110
Indebtedness of discontinued operations	$—	$—	$84,163	$85,290

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

On June 1, 2010, in connection with the sale of MATEP, NSTAR retired MATEP’s 6.924% Senior Notes due June 30, 2021 with a principal balance of $85.5 million, with a portion of the proceeds from the sale. In addition to the principal balance, the redemption included a debt retirement premium of $18 million.

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

NSTAR Electric and NSTAR Gas service quality performance levels for 2009 were not in a penalty situation and the final performance reports were filed with the DPU on March 1, 2010. On October 20, 2010, the DPU approved the 2009 NSTAR Gas Service Quality Report and agreed performance levels were sufficient. The NSTAR Electric report is under review.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

2. Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of September 30, 2010 and December 31, 2009, NSTAR had liabilities of $0.9 million and $0.8 million, respectively, for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of September 30, 2010 and December 31, 2009, NSTAR had a liability of $16.9 million and $14 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was identified as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

3. DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval and were recently updated to comply with the DPU’s directive in its May 28, 2010 order referenced below. NSTAR Electric incurred and billed incremental costs of $11 million, $12 million, $13 million and $16 million in 2006, 2007, 2008 and 2009, respectively. During 2010, approximately $12 million has been incurred through September 30. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing. This order addressed the cost recovery of NSTAR Electric’s 2006 CPSL program. The expected recovery amount does not vary materially from the revenue previously recognized. On October 8, 2010, NSTAR Electric submitted a Compliance Filing with the DPU to include a reconciliation of the recoverable CPSL Program costs for each year 2006 through 2009 with the revenues already collected in order to determine the proposed adjustment for effect on January 1, 2011. NSTAR cannot predict the timing of subsequent DPU orders related to this pending filing. Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR’s results of operations, financial position, and cash flows.

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

On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). On October 13, 2010, the SJC issued a motion for stay of execution of the distribution rate reduction requirement pending the appeal process. NSTAR is awaiting the DPU’s certification of the record prior to the appeal being heard at the SJC. As of September 30, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $22.3 million, pre-tax. NSTAR cannot predict the timing of this appeals process.

5. Yankee Companies Spent Fuel Litigation

In October 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation in the amounts of $34.2 million, $32.9 million, and $75.8 million for Connecticut Yankee Atomic Power Company (CY), Yankee Atomic Electric Company (YA), and Maine Yankee Atomic Power Company (MY), respectively. This judgment in favor of the Yankee Companies relates to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY (DOE Phase I Damages). NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively. The DOE appealed this decision to the United States Court of Appeals for the Federal Circuit which, in a decision filed on September 7, 2010, affirmed in part and reversed in part the awards of the earlier Phase I judgments. The Court determined that the net damage awards are to be amended against the DOE in the amounts of $39.7 million, $21.2 million, and $81.7 million for CY, YA, and MY, respectively. NSTAR Electric’s portion of the appealed judgments amounts to $5.6 million, $3 million, and $3.3 million, respectively. The parties have thirty days to file motions for reconsideration and sixty days to file any appeals. On July 1, 2009, the Yankee Companies filed for additional damages related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for the years from January 2002 through December 2008 for CY and YA, and from January 2003 through December 2008 for MY (DOE Phase II Damages). This phase of the spent nuclear fuel litigation specifies damages in the amounts of $135.4 million, $86.1 million, and $43 million for CY, YA, and MY, respectively. Claim amounts applicable to NSTAR Electric are $19 million, $12 million, and $1.7 million, respectively.

NSTAR cannot predict the ultimate outcome of these pending decisions for trial, appeal or the potential subsequent complaints. However, should the Yankee Companies ultimately prevail, NSTAR Electric’s share of the proceeds received would be refunded to its customers.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Merger Agreement

On October 16, 2010, upon approval from their respective Board of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The transaction will be a merger of equals in a stock for stock transfer. The combined company will provide electric and gas energy delivery services to over half of the customers in New England. The combined company will operate six regulated electric and gas utilities in three states and will have nearly 3.5 million electric and gas customers.

Under the terms of the agreement, NSTAR shareholders would receive 1.312 NU common shares for each NSTAR share that they own. Following completion of the merger, it is anticipated that NU shareholders would own approximately 56 percent and NSTAR shareholders would own approximately 44 percent of the combined company.

The merger is conditioned upon, among other things, approval by two-thirds of the outstanding shares of both companies, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and reviews by the Massachusetts Department of Public Utilities, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Securities and Exchange Commission and the Federal Communications Commission. The companies anticipate that the regulatory approvals can be obtained within nine to twelve months. The companies intend to seek shareholder approval of the transaction in early 2011.

Additional information concerning the proposed merger will be included in a joint proxy statement/prospectus contained in a registration statement on Form S-4, which NSTAR and NU will file with the SEC in connection with the merger.

Litigation Filed Against NSTAR and Northeast Utilities Related to their Merger

Following NSTAR and NU’s announcement of the planned merger transaction on October 18, 2010, several class action lawsuits were filed against NSTAR, members of NSTAR’s Board of Trustees, and NU in the Superior Court of Suffolk County, Massachusetts, and in the federal court in the District of Massachusetts. Thomas B. Breene v. NSTAR, et al.; Max Glickman v. NSTAR, et al.; Ted Silver v. Thomas May, et al.; William Fitzpatrick v. NSTAR, et al.; Elaine Ferkauf v. NSTAR, et al.; Linda Alten-Mangels v. NSTAR, et al.; Daniel Himmel v. NSTAR, et al.; Michael Orlando v. NSTAR, et al.; and George Keuriam v. NSTAR, et al. The lawsuits purport to represent a class of NSTAR shareholders opposed to the terms of the Merger Agreement. The lawsuits make virtually identical allegations that the consideration to be received by NSTAR’s shareholders in the merger is inadequate and that the members of NSTAR’s Board of Trustees breached their fiduciary duties, by among other things, approving the merger. Each lawsuit seeks injunctive relief declaring that the Merger Agreement was in breach of NSTAR trustees’ fiduciary duties, enjoining NSTAR and NU from proceeding with the merger, directing NSTAR’s Board of Trustees to exercise its fiduciary duties in the best interest of NSTAR’s shareholders and rescinding the Merger Agreement. NSTAR believes that these lawsuits are without merit and intends to defend the lawsuits vigorously.

Sale of Discontinued Operations

On June 1, 2010, NSTAR completed the sale of its stock ownership interest in its district energy operations business, MATEP, for $343 million in cash, to a joint venture comprised of Veolia Energy North America, a Boston-based subsidiary of Veolia Environnement and Morgan Stanley Infrastructure Partners.

The sale resulted in a non-recurring, after-tax loss of $0.5 million and after-tax gain of $108.6 million, including transaction costs, or $(0.01) and $1.03 per share, for the three-month and nine-month periods ended September 30, 2010, respectively. The loss recognized in the three months ended September 30, 2010 represents the true-up of working capital and transaction costs. The proceeds from the sale were partially utilized to retire the $85.5 million outstanding principal amount of MATEP’s long-term Notes, together with a retirement premium of $18 million.

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

Electric operations. For the nine months ended September 30, 2010, NSTAR derived 86% of its operating revenues primarily from the transmission and distribution of electric energy through NSTAR Electric.

Gas operations. For the nine months ended September 30, 2010, NSTAR derived 14% of its operating revenues from the distribution of natural gas through NSTAR Gas.

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

Net income, including the gain on sale of MATEP and the charge associated with the RCN Tax Settlement, attributable to common shareholders for the three-month and nine-month periods ended September 30, 2010, was $75.5 million and $306.3 million, or $0.73 and $2.90 diluted earnings per share, respectively, as compared to $87.6 million and $205.6 million, or $0.82 and $1.92 diluted earnings per share for the same periods in 2009, as further explained below.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of NSTAR’s 2009 Form 10-K. There have been no substantive changes to those policies and estimates.

Rate Structure

a. Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU-approved seven-year Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates. Due to lower inflation factors, the adjustment will be a negative 0.19% effective January 1, 2011. Corresponding increased adjustments were 1.32%, 1.74%, 2.68%, and 2.64% effective January 1, 2010, 2009, 2008, and 2007, respectively. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

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

d. Regulatory Matters

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval and were recently updated to comply with the DPU’s directive in its May 28, 2010 order referenced below. NSTAR Electric incurred and billed incremental costs of $11 million, $12 million, $13 million and $16 million in 2006, 2007, 2008 and 2009, respectively. During 2010, approximately $12 million has been incurred through September 30. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing. This order addressed the cost recovery of NSTAR Electric’s 2006 CPSL program. The expected recovery amount does not vary materially from the revenue previously recognized. On October 8, 2010, NSTAR Electric submitted a Compliance Filing with the DPU to include a reconciliation of the recoverable CPSL Program costs for each year 2006 through 2009 with the revenues already collected in order to determine the proposed adjustment for effect on January 1, 2011. NSTAR cannot predict the timing of subsequent DPU orders related to this pending filing. Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR’s results of operations, financial position, and cash flows.

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

On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). On October 13, 2010, the SJC issued a motion for stay of execution of the distribution rate reduction requirement pending the appeal process. NSTAR is awaiting the DPU’s certification of the record prior to the appeal being heard at the SJC. As of September 30, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $22.3 million, pre-tax. NSTAR cannot predict the timing of this appeals process.

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

Other

a. Energy Efficiency Plans - NSTAR Electric and NSTAR Gas

NSTAR Electric and NSTAR Gas are required to administer energy efficiency programs. The Massachusetts Green Communities Act (GCA) required electric and natural gas distribution companies to develop three-year energy efficiency plans. The first three-year plan effective in 2010 is expected to lead to a significant expansion of energy efficiency activity in Massachusetts. Like the previous programs, the new three-year plan includes financial incentives based on energy efficiency program performance and spending. In addition, the DPU has stated that it will permit distribution companies like NSTAR Electric and NSTAR Gas that do not yet have rate decoupling mechanisms in place to implement lost base revenue rate adjustment mechanisms that will partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

NSTAR Electric filed its 2010 Energy Efficiency Plan and anticipates that the program will amount to about $122 million in spending, including incentives. NSTAR Gas has filed its 2010 Energy Efficiency Plan and anticipates that the program will amount to about $14.5 million in spending, including incentives. These 2010 plans were approved by the DPU on January 28, 2010.

b. Proposed Transmission Investments

On May 22, 2009, FERC issued a declaratory judgment that ruled favorably on the proposed structure of a transmission arrangement for a new participant-funded transmission line between New England and Quebec. Under this arrangement, firm transmission service will be provided to Hydro-Quebec by Northern Pass Transmission LLC (NPT), a joint venture created by NSTAR and Northeast Utilities (NU). Hydro-Quebec has agreed to develop this project and a long-term Transmission Service Agreement (TSA) was signed by the parties on October 4, 2010. Pursuant to the TSA, NPT will sell firm electric transmission rights to Hydro Renewable Energy over the 1,200 megawatt Northern Pass Transmission Line for a forty-year term. NSTAR anticipates an investment of approximately $280 million in this project. NPT intends to file the TSA for approval with FERC during the fourth quarter of 2010.

NSTAR will construct a new twenty-two mile 345kV transmission line that will cross the Cape Cod Canal. The ISO-NE has included this project in its regional system plan. This project involves the expansion and upgrade of existing transmission infrastructure. NSTAR Electric is pursuing the license approval of this project, as well as preparing cost allocation and reliability applications with ISO-NE. This project is anticipated to cost approximately $120 million and be in-service in 2012.

Results of Continuing Operations

The following section of MD&A compares the results of continuing operations for each of the three-month and nine-month periods ended September 30, 2010 and 2009 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Earnings Outlook

The company is maintaining its 2010 earnings guidance range of between $2.45 and $2.60 per share. This range excludes one-time items related to the income tax settlement in the current quarter, the gain from the MATEP sale recorded in the second quarter of this year and costs related to completing the merger.

Common Share Dividends

NSTAR’s current quarterly cash dividend rate is $0.40 per share or $1.60 per share on an annualized basis. On September 23, 2010, NSTAR’s Board of Trustees declared a quarterly cash dividend of $0.40 per share payable November 1, 2010 to shareholders of record on October 8, 2010.

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Executive Summary of Quarterly Results

Earnings per common share were as follows:

	Three Months Ended September 30,
	2010	2009	% Change
Basic and Diluted – Continuing operations	$0.74	$0.80	(7.5)%
Basic and Diluted – Income from discontinued operations	—	0.02	(100.0)%

	0.74	0.82	(9.8)%
Basic and Diluted – Loss on sale of discontinued operations	(0.01)	—	—

Basic and Diluted – Total earnings	$0.73	$0.82	(11)%

Net income attributable to common shareholders was $75.5 million for the quarter ended September 30, 2010 compared to $87.6 million for the same period in 2009. Major factors on an after-tax basis that contributed to the $12.1 million, or 13.8%, decrease includes:

•	One-time charge related to the income tax settlement agreement ($20.6 million)

•	Higher operations and maintenance expense ($3.8 million)

•	Absence of MATEP earnings due to the June 2010 sale ($1.8 million)

•	Higher depreciation and property taxes ($3.6 million)

These decreases in earnings factors were partially offset by:

•	Higher distribution revenues due to a 7.8% increase in sales and the annual inflation rate adjustment ($12.5 million)

•	Higher incentive revenues related to energy efficiency programs ($0.9 million)

•	Lower costs to achieve amortization ($1.7 million)

•	Lower net interest charges ($2.5 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from continuing operating activities provided $176.4 million, a decrease of $47.2 million as compared to the same period in 2009. The decrease primarily reflects the higher level of income tax payments partially offset by the timing of payments and customer collections related to energy costs

•	Cash outflows from investing activities included approximately $85 million in capital spending on projects to improve system reliability and capacity

•	Cash outflows from financing activities included $41.4 million in common share dividends and retirement of approximately $25.1 million in long-term and securitized debt

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

	Three Months Ended September 30,
	2010	2009	% Change

Retail Electric Sales - MWh
Residential	2,032,255	1,760,094	15.5
Commercial, Industrial, and Other	4,151,997	3,978,336	4.4

Total retail sales	6,184,252	5,738,430	7.8

Firm Gas Sales and Transportation - BBtu
Residential	1,284	1,409	(8.9)
Commercial and Industrial	2,830	2,710	4.4
Municipal	182	217	(16.1)

	4,296	4,336	(0.9)

NSTAR’s electric energy sales in the three months ended September 30, 2010 increased 7.8% compared to the same period in 2009 primarily due to warmer weather in the current quarter as compared to the same period in 2009. Cooling degree-days in NSTAR’s service area for the three months ended September 30, 2010 were up 58.2% from the same period in 2009.

The 0.9% decrease in firm gas and transportation sales is due to the warmer weather.

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

Degree-days measure changes in daily mean temperature levels. A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees. The comparative information below relates to heating and cooling degree-days for the three-month periods ended September 30, 2010 and 2009 and the number of heating and cooling degree-days in a “normal” third quarter as presented by a 30-year average. NSTAR uses the “normal 30-year average” degree-days data to compare current temperature readings to a baseline or “normal” period, that is recalculated every ten years for the preceding 30 years (currently 1980-2009), as collected at the Worcester, Massachusetts airport and Boston’s Logan airport for heating and cooling degree-day data, respectively. As shown in the table below, weather conditions during the three-month period ended September 30, 2010 measured by heating and cooling degree-days, respectively, were 52.0% lower/warmer related to heating degree-days and 58.2% higher/warmer related to cooling degree-days for 2010 as compared to 2009, unfavorably impacting gas revenues, but favorably impacting revenues from electric sales. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Cooling Degree-Days (CDD)
Three months ended September 30, 2010	810
Three months ended September 30, 2009	512
Normal 30-Year Average	593

Percentage that 2010 CDD were higher than 2009	58.2%
Percentage that 2010 CDD were higher than 30-year average	36.6%

Heating Degree-Days (HDD)
Three months ended September 30, 2010	130
Three months ended September 30, 2009	271
Normal 30-Year Average	163

Percentage that 2010 HDD were lower than 2009	52.0%
Percentage that 2010 HDD were lower than 30-year average	20.2%

Operating revenues

Operating revenues for the third quarter of 2010 increased $51.4 million, or 6.9%, from the same period in 2009 as follows:

(in millions)	Three Months Ended September 30,		Increase/(Decrease)
	2010	2009	Amount	Percent
Electric revenues
Retail distribution and transmission	$382.2	$331.7	$50.5	15.2%
Energy, transition and other	370.3	371.6	(1.3)	(0.3)%

Total electric revenues	752.5	703.3	49.2	7.0%
Gas revenues
Firm and transportation	16.6	15.6	1.0	6.4%
Energy supply and other	28.4	27.2	1.2	4.4%

Total gas revenues	45.0	42.8	2.2	5.1%

Total operating revenues	$797.5	$746.1	$51.4	6.9%

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

The increase of $50.5 million, or 15.2%, in retail distribution and transmission revenues primarily reflects:

•	Higher distribution revenues attributable to a 7.8% increase in sales, in addition to an increase resulting from the annual inflation rate adjustment ($20.6 million)

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($25.8 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $1.3 million decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Gas revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area. Firm and transportation revenues increased $1 million primarily due to a slight increase in the average customer CGAC rate, partially offset by a 0.9% decrease in BBtu sales.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenues increase of $1.2 million primarily reflects an increase in the cost of gas supply. These revenues are fully reconciled with the costs currently recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

Operating expenses

Purchased power and transmission expense was $341.9 million in the third quarter of 2010 compared to $317 million in the same period of 2009, an increase of $24.9 million, or 7.9%. The increase in expense reflects higher Basic Service and other energy costs of $8.2 million due primarily to higher sales and higher transmission costs of $16.7 million due to an increase in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $20 million in the third quarter of 2010 compared to $19.8 million in the same period of 2009, an increase of $0.2 million, or 1%. The increase in expense reflects slightly higher storage and transportation costs, partially offset by lower sales of 0.9%. NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $106.6 million in the third quarter of 2010 compared to $98.1 million in the same period of 2009, an increase of $8.5 million, or 8.7%. The increase in expense reflects higher pension and PBOP related PAM amortization costs ($3.6 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing is higher maintenance expense ($2.3 million), storm-related expenses ($1.5 million), and bad debt expense ($0.9 million).

Depreciation and amortization expense was $71.7 million in the third quarter of 2010 compared to $89.5 million in the same period of 2009, a decrease of $17.8 million, or 19.9%. The decrease primarily reflects the completion of the 10-year amortization related to merger integration costs and lower amortization costs related to the collection of securitized costs from customers, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $45.4 million in the third quarter of 2010 compared to $26.4 million in the same period of 2009, an increase of $19 million, or 72%, which is consistent with the collection of conservation and renewable energy revenues. These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR anticipates a further increase in Energy Efficiency spending during the remainder of 2010 and in future years driven by requirements of the Green Communities Act (GCA). Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

Property and other taxes expense was $29.3 million in the third quarter of 2010 compared to $25.2 million in the same period of 2009, an increase of $4.1 million, or 16.3%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $32.6 million in the third quarter of 2010 compared to $37.6 million in the same period of 2009, a decrease of $5 million, or 13.3%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR’s $500 million, 8% Notes in mid-February 2010 and NSTAR Electric’s $125 million, 7.8% Debentures in May 2010. These reductions in interest expense were partially offset by recent debt issuances at lower average effective interest rates.

Interest income and other, net were $6.1 million of net interest income in the third quarter of 2010 compared to $5 million of net interest income in the same period of 2009, an increase of $1.1 million, or 22%, due primarily to increased interest income of $1.5 million related to higher regulatory deferrals.

Other income (deductions):

Interest – RCN tax settlement reflects the interest expense accrual of $4.5 million resulting from the acceptance of a settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment. As previously disclosed, on December 24, 2003, NSTAR formally abandoned 11.6 million shares of RCN common stock and deducted the share abandonment on its 2003 Federal Income tax return as an ordinary loss.

Other income was $2.4 million in the third quarter of 2010 compared to $2.3 million in the same period of 2009, an increase of $0.1 million.

Other deductions were $0.4 million in the third quarter of 2010 compared to $0.3 million in the same period of 2009, an increase of $0.1 million.

Income tax expense:

Tax settlement – RCN reflects the income tax expense accrual of $16.1 million resulting from the acceptance of a settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment. As previously disclosed, on December 24, 2003, NSTAR formally abandoned 11.6 million shares of RCN common stock and deducted the share abandonment on its 2003 Federal Income tax return as an ordinary loss.

Income tax expense was $60.8 million in the third quarter of 2010 compared to $53.2 million in the same period of 2009, an increase of $7.6 million, or 14.3%, primarily reflecting a higher pre-tax operating income in 2010.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Executive Summary of Year to Date Results

Earnings per common share were as follows:

	Nine Months Ended September 30,
	2010	2009	% Change
Basic – Continuing operations	$1.81	$1.86	(2.7)%
Basic – Income from discontinued operations	0.06	0.07	(14.3)%

	1.87	1.93	(3.1)%
Basic – Gain on sale of discontinued operations	1.03	—	—

Basic – Total earnings	$2.90	$1.93	50.3%

Diluted – Continuing operations	$1.81	$1.85	(2.2)%
Diluted – Income from discontinued operations	0.06	0.07	(14.3)%

	1.87	1.92	(2.6)%
Diluted – Gain on sale of discontinued operations	1.03	—	—

Diluted – Total earnings	$2.90	$1.92	51.0%

Net income attributable to common shareholders was $306.3 million for the nine months ended September 30, 2010 compared to $205.6 million for the same period in 2009. Major factors on an after-tax basis that contributed to the $100.7 million, or 49%, increase include:

•	Higher distribution revenues due to a 3.9% increase in sales and the annual inflation rate adjustment ($21.5 million)

•	Higher transmission revenues ($2.8 million)

•	Higher incentive revenues related to energy efficiency programs ($1.7 million)

•	Lower costs to achieve amortization ($6.7 million)

•	Lower net interest charges ($4.3 million)

•	Gain on the sale of MATEP, net of transaction costs ($108.6 million)

These increases in earnings factors were partially offset by:

•	Lower firm gas revenues due to a 5.6% decrease in sales ($2.6 million)

•	Absence of MATEP earnings due to June 2010 sale ($0.8 million)

•	Cumulative impact of a true-up adjustment resulting from a DPU order on May 28, 2010 related to NSTAR Electric’s transition mitigation incentive for the years 2006-2009 ($3 million)

•	Higher operations and maintenance expense ($8.9 million)

•	Higher depreciation and property taxes ($9.4 million)

•	One-time charge related to the income tax settlement agreement ($20.6 million)

Significant cash flow events during the nine months ended September 30, 2010 include the following:

•

Cash flows from continuing operating activities provided $398.2 million, a decrease of $177 million as compared to the same period in 2009. The decrease primarily reflects the timing of payments, customer collections related to energy costs, higher income tax payments, and lower revenues related to lower securitization-related debt redemptions

•

Cash flows from investing activities included $343 million in gross cash proceeds from the sale of MATEP. Outflows include $240.5 million in capital spending on projects to improve system reliability and capacity

•

Cash outflows from financing activities included an accelerated share repurchase program payment of $125 million, retirement of $698.5 million in long-term and securitized debt, repayment of MATEP’s long-term debt of $85.5 million, and $126.9 million in common share dividends. Significant inflows included NSTAR Gas issuing $125 million of 4.46% Mortgage Notes and NSTAR Electric issuing $300 million of 5.50% Debentures with an effective rate of 5.61%

Energy sales

The following is a summary of retail electric and firm gas energy sales for the periods indicated:

	Nine Months Ended September 30,
	2010	2009	% Change

Retail Electric Sales - MWh
Residential	5,216,176	4,876,682	7.0
Commercial, Industrial, and Other	11,280,164	11,001,807	2.5

Total retail sales	16,496,340	15,878,489	3.9

Firm Gas Sales and Transportation - BBtu
Residential	13,259	14,393	(7.9)
Commercial and Industrial	14,910	15,385	(3.1)
Municipal	1,937	2,113	(8.3)

Total firm sales	30,106	31,891	(5.6)

NSTAR’s electric energy sales in the nine months ended September 30, 2010 increased 3.9% compared to 2009 primarily due to favorable weather conditions resulting from warmer overall weather in 2010 as compared to 2009. As a result, cooling degree-days in NSTAR’s service area for the nine months ended September 30, 2010 increased nearly 81% from the same period in 2009.

The 5.6% decrease in firm gas and transportation sales is due to the warmer winter and early spring weather.

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

Weather conditions

Refer to and consider for this nine-month period ended September 30, 2010 discussion, NSTAR’s disclosure on factors that affect its energy sales, including the effect of variable weather conditions, and a description and use of energy degree-days, as found in the “Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009 – Weather Conditions” section of this MD&A.

The following comparative information relates to heating and cooling degree-days for the nine months ended September 30, 2010 and 2009 and the number of heating and cooling degree-days in a “normal” nine-month period using a 30-year average. As shown in the table below, weather conditions during the nine months ended September 30, 2010 measured by heating and cooling degree-days, respectively, were 14.3% lower/warmer related to heating degree-days and 80.9% higher/warmer related to cooling degree-days for 2010 as compared to 2009, unfavorably impacting gas revenues, but favorably impacting revenues from electric sales. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days (HDD)
Nine months ended September 30, 2010	3,907
Nine months ended September 30, 2009	4,561
Normal 30-Year Average	4,406

Percentage that 2010 HDD were lower than 2009	14.3%
Percentage that 2010 HDD were lower than 30-year average	11.3%

Cooling Degree-Days (CDD)
Nine months ended September 30, 2010	1,069
Nine months ended September 30, 2009	591
Normal 30-Year Average	768

Percentage that 2010 CDD were higher than 2009	80.9%
Percentage that 2010 CDD were higher than 30-year average	39.2%

Operating revenues

Operating revenues for the nine months ended September 30, 2010 decreased $118.6 million, or 5.1%, from the same period in 2009 as follows:

(in millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2010	2009	Amount	Percent
Electric revenues
Retail distribution and transmission	$917.6	$814.0	$103.6	12.7%
Energy, transition and other	1,000.8	1,174.1	(173.3)	(14.8)%

Total electric revenues	1,918.4	1,988.1	(69.7)	(3.5)%
Gas revenues
Firm and transportation	101.0	102.2	(1.2)	(1.2)%
Energy supply and other	200.5	248.2	(47.7)	(19.2)%

Total gas revenues	301.5	350.4	(48.9)	(14.0)%

Total operating revenues	$2,219.9	$2,338.5	$(118.6)	(5.1)%

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

The increase of $103.6 million, or 12.7%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($55.9 million)

•	Increased sales of 3.9% due to the impact of weather conditions, in addition to the annual inflation rate adjustment ($35.5 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $173.3 million decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Gas revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area. Firm and transportation revenues decreased $1.2 million primarily due to customers reducing usage as a result of milder winter weather, which resulted in a decrease in gas sales volumes of 5.6%.

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

Operating expenses

Purchased power and transmission expense was $893.2 million in the nine months ended September 30, 2010 compared to $991.2 million in the same period of 2009, a decrease of $98 million, or 9.9%. The decrease in expense reflects lower Basic Service and other energy costs of $138.4 million. These decreases were partially offset by higher transmission costs of $40.4 million due to an increase in regional network support costs and increased sales. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $170.7 million in the nine months ended September 30, 2010 compared to $219.9 million in the same period of 2009, a decrease of $49.2 million, or 22.4%. The decrease in expense primarily reflects the lower settlement of cash flow hedging contracts and lower sales of 5.6%. NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $318.1 million in the nine months ended September 30, 2010 compared to $296 million in the same period of 2009, an increase of $22.1 million, or 7.5%. The increase in expense reflects higher pension and PBOP related PAM amortization costs ($10.7 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were storm-related expenses ($3.7 million), higher bad debt expense ($1.5 million), and higher maintenance expense ($5.1 million).

Depreciation and amortization expense was $237.8 million in the nine months ended September 30, 2010 compared to $280 million in the same period of 2009, a decrease of $42.2 million, or 15.1%. The decrease primarily reflects the completion of the 10-year amortization related to merger integration costs and lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $90.2 million in the nine months ended September 30, 2010 compared to $64.7 million in the same period of 2009, an increase of $25.5 million, or 39.4%, which is consistent with the collection of conservation and renewable energy revenues. These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR anticipates a further increase in Energy Efficiency spending during the remainder of 2010 and in future years driven by requirements of the GCA. Those spending increases are expected to be funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

Property and other taxes expense was $87.2 million in the nine months ended September 30, 2010 compared to $78.2 million in the same period of 2009, an increase of $9 million, or 11.5%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $103.8 million in the nine months ended September 30, 2010 compared to $113.4 million in the same period of 2009, a decrease of $9.6 million, or 8.5%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR’s $500 million, 8% Notes in mid-February 2010 and NSTAR Electric’s $125 million, 7.8% Debentures in May 2010. These reductions in interest expense were partially offset by recent debt issuances at lower average effective interest rates.

Interest income and other, net were $23.2 million of net interest income in the nine months ended September 30, 2010 compared to $19.5 million of net interest income in the same period of 2009, an increase of $3.7 million, or 19%, due to increased interest income of $2.6 million related to higher regulatory deferrals, higher interest income on income tax matters of $0.5 million, and a lower average level of borrowed funds.

Other income (deductions):

Interest – RCN tax settlement reflects the interest expense accrual of $4.5 million resulting from the acceptance of a settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment. As previously disclosed, on December 24, 2003, NSTAR formally abandoned 11.6 million shares of RCN common stock and deducted the share abandonment on its 2003 Federal Income tax return as an ordinary loss.

Other income was $5.4 million in the nine months ended September 30, 2010 compared to $6.2 million in the same period of 2009, a decrease of $0.8 million, or 12.9%. The decrease relates primarily to lower cash surrender values of insurance policies.

Other deductions were $1.6 million in the nine months ended September 30, 2010 compared to $1.4 million in the same period of 2009, an increase of $0.2 million, or 14.3%.

Income tax expense:

Tax settlement – RCN reflects the income tax accrual of $16.1 million resulting from the acceptance of a settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment. As previously disclosed, on December 24, 2003, NSTAR formally abandoned 11.6 million shares of RCN common stock and deducted the share abandonment on its 2003 Federal Income tax return as an ordinary loss.

Income tax expense was $133.1 million in the nine months ended September 30, 2010 compared to $120 million in the same period of 2009, an increase of $13.1 million, or 10.9%, primarily reflecting a higher pre-tax operating income in 2010.

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

Current Cash Flow Activity

NSTAR’s primary uses of cash in the nine months ended September 30, 2010 included capital expenditures, dividend payments, long-term and securitized debt redemptions, and share repurchases. NSTAR’s primary sources of cash in the nine months ended September 30, 2010 included cash from electric and gas operations, proceeds from the sale of MATEP, and long-term debt issuances.

Operating Activities

The net cash provided by continuing operating activities was $398.2 million in the nine months ended September 30, 2010, as compared to $575.2 million in the same period of 2009, a decrease of $177 million primarily due to the timing of energy supply payments and their related recovery from customers and higher income tax payments.

Investing Activities

The net cash provided by investing activities of continuing operations in the nine months ended September 30, 2010 was $85.3 million, compared to cash used of $278.1 million in the same period of 2009. This relates to the $343 million received from the sale of MATEP. The majority of the plant expenditures were for system reliability improvements and capacity improvements in the NSTAR service territory. The decrease in plant expenditures was primarily due to a lower level of major transmission projects.

Financing Activities

Net cash used in financing activities of continuing operations in the nine months ended September 30, 2010 was $509.9 million compared to $309.1 million in the same period of 2009. On June 8, 2010, $125 million was used to acquire treasury stock pursuant to an accelerated share repurchase program. Uses of cash primarily reflect long-term and securitized debt redemptions of $698.5 million in 2010 compared to $114.1 million in the same period of 2009. In addition, NSTAR’s short-term debt increased by $43.5 million. Sources of cash during the nine month period of 2010 included proceeds from NSTAR Electric’s issuance of $300 million in long-term debt and NSTAR Gas’ issuance of $125 million in long-term debt.

Income Tax Payments

During the nine months ended September 30, 2010 and 2009, NSTAR made income tax payments of $158.7 million and $69.7 million, respectively. The increase in 2010 includes the payment of the tax due from the gain on the sale of MATEP.

Refundable Income Tax

The refundable income tax of $129.1 million related to the SSCM will be fully refunded to NSTAR including interest. On September 30, 2010, NSTAR accepted a settlement offer from the IRS Office of Appeals on issues related to its 2001-2007 Federal income tax returns. The resolution entitles NSTAR to a refund of approximately $154 million from the IRS representing the original SSCM payment plus interest and other minor items. The SSCM refund will be reduced by the resolution of the RCN settlement of $20.6 million. The net refund of approximately $133 million is expected during the fourth quarter of 2010.

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio includes in debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. NSTAR Gas must also maintain a total debt to capitalization ratio no greater than 65% at all times pursuant to its revolving credit agreement. NSTAR Gas was in compliance with its financial covenant requirements including a minimum equity requirement, under its long-term debt arrangements at September 30, 2010 and December 31, 2009. Under the minimum equity requirement, the outstanding long-term debt of NSTAR Gas must not exceed equity. NSTAR’s long-term debt other than its secured debt issued by NSTAR Gas is unsecured.

NSTAR currently has a $175 million revolving credit agreement that expires December 31, 2012. At September 30, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at September 30, 2010 and December 31, 2009, had $127 million and zero amounts outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio includes in debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. Commitment fees must be paid on the total agreement amount. At September 30, 2010 and December 31, 2009, NSTAR was in full compliance with the aforementioned covenant as the ratios were 57.1% and 59.8%, respectively.

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

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At September 30, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $257.5 million and $341 million outstanding balances at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 47.1% and 46.5%, respectively.

As a result of the proposed merger with Northeast Utilities, NSTAR and NSTAR Electric expect to seek waivers or amendments to their revolving credit agreements. This action will avoid a technical default resulting from the change in control.

NSTAR Gas has a $100 million revolving credit facility. This facility is due to expire on December 10, 2010. NSTAR Gas anticipates that this facility will be renewed. As of September 30, 2010 and December 31, 2009, NSTAR Gas had no amounts outstanding. At September 30, 2010, NSTAR Gas was in full compliance with its covenant in connection with its facility, as the total debt to capitalization ratio was 54.6%.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR’s or its subsidiaries’ financial condition and credit ratings.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. As of September 30, 2010, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.2 billion of their total common equity (approximately $2.4 billion) to NSTAR and remain in compliance with debt covenants. Based on NSTAR’s key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected cash requirements.

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

Interest Rate Risk

NSTAR believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs. These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable. The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding. The weighted average interest rates, including fees for short-term indebtedness, were 0.41% and 0.32% for the three months ended September 30, 2010 and 2009, respectively, and 0.39% and 0.43% for the nine months ended September 30, 2010 and 2009, respectively. On a long-term basis, NSTAR mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

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

Litigation Filed Against NSTAR and Northeast Utilities Related to their Merger

Following NSTAR and NU’s announcement of the planned merger transaction on October 18, 2010, several class action lawsuits were filed against NSTAR, members of NSTAR’s Board of Trustees, and NU in the Superior Court of Suffolk County, Massachusetts, and in the federal court in the District of Massachusetts. Thomas B. Breene v. NSTAR, et al.; Max Glickman v. NSTAR, et al.; Ted Silver v. Thomas May, et al.; William Fitzpatrick v. NSTAR, et al.; Elaine Ferkauf v. NSTAR, et al.; Linda Alten-Mangels v. NSTAR, et al.; Daniel Himmel v. NSTAR, et al.; Michael Orlando v. NSTAR, et al.; and George Keuriam v. NSTAR, et al. The lawsuits purport to represent a class of NSTAR shareholders opposed to the terms of the Merger Agreement. The lawsuits make virtually identical allegations that the consideration to be received by NSTAR’s shareholders in the merger is inadequate and that the members of NSTAR’s Board of Trustees breached their fiduciary duties, by among other things, approving the merger. Each lawsuit seeks injunctive relief declaring that the Merger Agreement was in breach of NSTAR trustees’ fiduciary duties, enjoining NSTAR and NU from proceeding with the merger, directing NSTAR’s Board of Trustees to exercise its fiduciary duties in the best interest of NSTAR’s shareholders and rescinding the Merger Agreement. NSTAR believes that these lawsuits are without merit and intends to defend the lawsuits vigorously.

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

The risk factors described below are related to our pending merger with NU. Shareholders or prospective investors should carefully consider these risk factors, and read them in conjunction with the risk factors disclosed in “Part I - Item 1A. Risk Factors” of NSTAR’s 2009 Annual Report on Form 10-K.

We will be subject to various uncertainties and contractual restrictions while the merger with NU is pending that could adversely affect our financial results.

On October 16, 2010, we executed a Merger Agreement with NU. Before the merger may be completed, the parties must satisfy all conditions set forth in the Merger Agreement, including obtaining shareholder approval in connection with the proposed transaction and receipt of various regulatory approvals.

Uncertainty about the effect of the merger with employees, suppliers, customers and others may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause suppliers and others that deal with us to seek to change existing business relationships.

The pursuit of the merger and the preparation for the integration of the companies may place a significant burden on our management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the merger integration process could adversely affect our financial results.

In addition, the Merger Agreement restricts us, without NU’s consent, from making certain acquisitions and dispositions and taking other specified actions. These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the Merger Agreement.

We may be unable to obtain the approvals required to complete the merger or such approvals may contain material restrictions or conditions.

The merger is subject to the approval of various government agencies, including the DPU, FERC, and the U.S. Department of Justice. Such approvals may impose conditions on the completion, or require changes to the terms of the merger, including restrictions on the business, operations or financial performance of the combined company. These conditions or changes could also delay or increase the cost of the merger or limit the revenues of the combined company.

Failure to complete our merger with NU could negatively impact our future business and financial results.

Satisfying the conditions of the Merger Agreement and completing the merger may take longer than expected and could cost more than we expect. We must pay our own incurred costs related to the merger, including legal, accounting and other professional fees. We cannot make any assurances that we will be able to satisfy all the conditions to the merger or succeed in any litigation brought in connection with the merger. If the merger with NU is not completed, our financial results, share price and credit ratings may be adversely affected.

The Merger Agreement contains certain termination rights for both NSTAR and NU, including the right to terminate the Merger Agreement if the merger is not consummated on or before October 16, 2011 (subject to a six month extension if regulatory approvals are pending) and if the approval of the shareholders of either NSTAR or NU is not obtained. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, NSTAR or NU may be required to pay to the other a termination fee of $135 million and reimburse the other party for expenses up to $35 million.

If completed, our merger with Northeast Utilities may not achieve its intended results.

We entered into the Merger Agreement with the expectation that the merger would result in various benefits. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether our businesses can be integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues generated by the combined company.

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

Upon final settlement of the ASR by the end of the fourth quarter of 2010, either the investment bank will deliver cash or additional Common Shares (at NSTAR’s election) to NSTAR or NSTAR will deliver cash or Common Shares (at NSTAR’s election) to the investment bank.

A portion of the ASR in the amount of $12,500,000 was allocated to a forward contract to reacquire additional Common Shares, if any, and was recorded as equity on the accompanying Consolidated Balance Sheet at September 30, 2010. The excess of amounts paid over par value for the 3,221,649 Common Shares delivered on June 8, 2010 was allocated between Retained earnings and Premium on Common Shares. Upon the completion of the ASR, NSTAR will record a final adjustment to common equity for the fair value of the forward contract for any cash or Common Share amounts paid or received upon settlement of the contract with the investment bank.

In conjunction with the announcement of the proposed NSTAR and NU merger, NSTAR elected to cease the remaining $75 million of purchases of Common Shares under the $200 million share repurchase program.

Other Share Purchases

Common Shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the NSTAR Long Term Incentive Plan and invested in by participants of the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased on the open market by the Company or an independent agent. During the three-month period ended September 30, 2010, except as otherwise noted, shares listed below were acquired in the open market for such purposes.

	Total Number of Common Shares Purchased	Average Price Paid Per Share	Total Number of Common Shares Purchased as Part of an Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Common Shares That May Yet Be Purchased Under the Plans or Programs
July	99,787	$37.34	—	—
August	101,215	$37.99	—	—
September	29,266	$39.09	—	—

Total third quarter	230,268	$37.85	—	—

Item 6.	Exhibits

Exhibit 4	-	Instruments Defining the Rights of Security Holders, Including Indentures

	-	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:

Exhibit 15	-	Letter Re Unaudited Interim Financial Information

15.1		PricewaterhouseCoopers LLP Awareness Letter

Exhibit 31	-	Rule 13a - 14(a)/15d-14(a) Certifications

31.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	-	Section 1350 Certifications

32.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99	-	Additional Exhibits

99.1		Report of Independent Registered Public Accounting Firm*

	*	Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act. Therefore, the accountant is not subject to the liability provisions of Section 11 of the 1933 Act.

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101.SCH	-	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR
(Registrant)

Date: November 5, 2010	By:	/S/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer