Form 10-K
period 2010-12-31
NSTAR/MA
filed 2011-02-10
CIK 1035675

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

☐  Yes     ☒  No

The aggregate market value of the 103,586,727 shares of voting stock of the registrant held by non-affiliates of the registrant, computed as the average of the high and low market prices of the common shares as reported on the New York Stock Exchange consolidated transaction reporting system for NSTAR Common Shares as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,633,304,450.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 4, 2011
Common Shares, par value $1 per share	103,586,727 shares

Documents Incorporated by Reference

Certain information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K will be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant’s year ended December 31, 2010.

NSTAR

Index to Annual Report on Form 10-K

Year Ended December 31, 2010

i

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
NPT	Northern Pass Transmission LLC
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
HEEC	Harbor Electric Energy Company
Unregulated operations	Represents non rate-regulated operations of NSTAR Com and Hopkinton
Discontinued operations	Represents discontinued operations of MATEP

Regulatory and Other Authorities
CDPUC	Connecticut Department of Public Utility Control
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
Moody’s	Moody’s Investors Service
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission
S&P	Standard & Poor’s

Other
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
ASR	Accelerated Share Repurchase program
BBtu	Billions of British thermal units
Bcf	Billion cubic feet
CAP	IRS Compliance Assurance Process
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
DSM	Demand-Side Management
EEI Index	Edison Electric Institute Stock Index of U.S. Shareholder - Owned Electric Utilities
EERF	Energy Efficiency Reconciling Factor
EPS	Earnings Per Common Share

ii

GAAP	Accounting principles generally accepted in the United States of America
GCA	Massachusetts Green Communities Act
GWSA	Massachusetts Global Warming Solutions Act
HCERA	Health Care and Education Reconciliation Act
HQ	Hydro-Quebec
ISFSI	Independent Spent Fuel Storage Installation
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
LDAC	Local Distribution Adjustment Clause
LNG	Liquefied Natural Gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MMbtu	Millions of British thermal units
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
NEH	New England Hydro-Transmission Electric Company, Inc.
NHH	New England Hydro-Transmission Corporation
NU	Northeast Utilities
OATT	Open Access Transmission Tariff
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefit Obligation other than Pensions
PPA	Pension Protection Act
PPACA	Patient Protection and Affordable Care Act
PSU	Performance Share Unit
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
SSCM	Simplified Service Cost Method
TSA	Transmission Service Agreement
VWAP	Volume Weighted Average Share Price
WRERA	Worker, Retiree and Employer Recovery Act
YA	Yankee Atomic Electric Company

N/A	Not applicable

iii

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

•	acquisition and disposition of assets

•	changes in tax laws and policies

•	changes in, and compliance with, environmental and safety laws and policies

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities

•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs

•	weather conditions that directly influence the demand for electricity and natural gas

•	impact of continued cost control processes on operating results

•	ability to maintain current credit ratings

•	impact of uninsured losses

•	impact of adverse union contract negotiations

•	damage from major storms and other natural events and disasters

•	impact of conservation measures and self-generation by our customers

•	changes in financial accounting and reporting standards

•	changes in hazardous waste site conditions and the cleanup technology

•	prices and availability of operating supplies

•	impact of terrorist acts and cyber-attacks

•	impact of service quality performance measures, and

•	impact of the expected timing and likelihood of completion of the proposed merger with Northeast Utilities, either or both of which could be adversely affected

Any forward-looking statement speaks only as of the date of this filing and NSTAR undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult all further disclosures NSTAR makes in its filings to the SEC. Other factors in addition to those listed here could also adversely affect NSTAR. This Annual Report also describes material contingencies and critical accounting policies and estimates in the accompanying Part I, Item 1A, “Risk Factors,” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the accompanying Part II, Item 8, Notes to Consolidated Financial Statements and NSTAR encourages a review of these items.

Part I

Item 1.	Business

(a) General Development of Business

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. Utility operations accounted for approximately 99% of consolidated operating revenues from continuing operations in 2010, 2009, and 2008. The remaining revenue is generated from its unregulated operations. NSTAR was chartered as a Massachusetts Business Trust on April 20, 1999. Its principal subsidiaries, NSTAR Electric Company and NSTAR Gas Company, both Massachusetts corporations, were incorporated in 1886 and 1851, respectively.

Proposed Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement at closing, NSTAR will become a wholly-owned subsidiary of NU. The combined company will provide electric and gas energy delivery services to over half of the customers in New England. The combined company will operate six regulated electric and gas utilities in three states and will have nearly 3.5 million electric and gas customers. The Merger Agreement provides that, upon completion of the merger, the Board of Trustees of the combined company will consist of fourteen members including (a) seven designees of NU (which will include Charles W. Shivery, Chairman, President and Chief Executive Officer of NU) and (b) seven designees of NSTAR (which will include Thomas J. May, Chairman, President and Chief Executive Officer of NSTAR). At the time of this filing, the other six designees of each of NU and NSTAR had not been determined. In addition, upon completion of the merger, each of the Audit, Compensation, Executive, Finance and Governance Committees of the Board of Trustees will consist of an equal number of Trustees designated by NU and NSTAR. The Chair of the Audit and Governance Committees of the Board of Trustees shall be designated by NU and the Chair of the Compensation and Finance Committees of the Board of Trustees shall be designated by NSTAR. Mr. May will be a trustee and a member of the Executive Committee of the Board of Trustees. In addition, NU will designate the lead Trustee. Upon completion of the merger, Mr. May will serve as President and Chief Executive Officer and Mr. Shivery will serve as Non-executive Chairman of the combined company for a period of 18 months, at which time Mr. May will become Chairman of the combined company.

Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent and former NSTAR shareholders will own approximately 44 percent of the combined company. NSTAR filed its Definitive Proxy Statement with the SEC on January 5, 2011 and scheduled a special shareholder meeting for March 4, 2011 at which shareholders of record as of January 4, 2011 will vote on whether to approve the merger.

Completion of the merger is subject to various customary conditions, including approval by two-thirds of the outstanding shares of each company, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and applicable regulatory approvals by the Massachusetts Department of Public Utilities (DPU), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission, and the Federal Communications Commission. Several intervening parties have applied to participate in the regulatory review of the merger and have raised various issues that they feel the regulatory agencies should examine in the course of the proceedings.

The Connecticut Department of Public Utility Control (CDPUC) originally issued a determination in November 2010 stating it lacked jurisdiction over the merger; however, following the filing in December 2010 of a Petition by the Connecticut Office of Consumer Counsel, supported by the Connecticut Attorney General, the CDPUC issued an Administrative Order in January 2011 advising that it plans to hold a hearing to determine if it has jurisdiction over the merger. With respect to the review by the Massachusetts DPU, as a result of comments received from intervenors, the DPU has issued a request to solicit comments on whether the standard of review for mergers should be modified from the current standard. Assuming the regulatory reviews proceed according to the tentative schedule, the companies anticipate that the regulatory approvals will be obtained by the third quarter of 2011.

Litigation Filed Against NSTAR and Northeast Utilities Related to their Merger

Following NSTAR and NU’s announcement of the planned merger transaction on October 18, 2010, several class action lawsuits were filed against NSTAR, members of NSTAR’s Board of Trustees, and NU in the Superior Court of Suffolk County, Massachusetts, and in the United States District Court in the District of Massachusetts. Thomas B. Breene v. NSTAR, et al.; Max Glickman v. NSTAR, et al.; Ted Silver v. Thomas May, et al.; William Fitzpatrick v. NSTAR, et al.; Elaine Ferkauf v. NSTAR, et al.; Linda Alten-Mangels v. NSTAR, et al.; Daniel Himmel v. NSTAR, et al.; Michael Orlando v. NSTAR, et al.; and George Keuriam v. NSTAR, et al. The lawsuits purport to represent a class of NSTAR shareholders opposed to the terms of the Merger Agreement. The lawsuits make virtually identical allegations that the consideration to be received by NSTAR’s shareholders in the merger is inadequate and that the members of NSTAR’s Board of Trustees breached their fiduciary duties, by among other things, approving the merger. Each lawsuit seeks injunctive relief declaring that the Merger Agreement was in breach of NSTAR trustees’ fiduciary duties, enjoining NSTAR and NU from proceeding with the merger, directing NSTAR’s Board of Trustees to exercise its fiduciary duties in the best interest of NSTAR’s shareholders and rescinding the Merger Agreement. NSTAR continues to believe that these lawsuits are without merit and intends to continue its defense of the lawsuits vigorously.

The several state class action lawsuits were consolidated into a single action on November 8, 2010, and on December 10, 2010, following the filing by NSTAR and NU of a joint registration statement/proxy statement, the Plaintiffs filed a consolidated Amended Complaint. The Amended Complaint added a claim of “insufficient disclosure” to the initial allegations of the lawsuits filed in October 2010. On January 6, 2011, NSTAR Filed a Motion to Dismiss the Amended Complaint, stating that the lawsuit fails to state a claim upon which relief can be granted and that there has been no breach of fiduciary duty nor failure to adequately disclose the merger transaction. The Plaintiffs responded to the Motion to Dismiss by filing a Motion for Expedited Proceedings, asking the Court to allow limited discovery to take place. Hearings are expected to take place on the various Motions in the month of February 2011. The Plaintiffs have taken no action on the lawsuit filed in federal court.

Utility Operations

NSTAR’s utility operations derive their operating revenues primarily from electric and natural gas sales, distribution, and transmission services to customers. NSTAR’s earnings are impacted by fluctuations in unit sales of electric kWh and natural gas MMbtu, which have an effect on the level of distribution revenues recognized. In accordance with the regulatory rate structure in which NSTAR operates, its recovery of energy and certain energy-related costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings. As a result of this rate structure, any variability in the cost of energy supply purchased will have an impact on the purchased power and transmission and cost of gas sold expenses, but will not affect the Company’s net income as the Company recognizes a corresponding change in revenues.

Sale of MATEP

On June 1, 2010, NSTAR completed the sale of its stock ownership interest in Medical Area Total Energy Plant, Inc. (MATEP), NSTAR’s unregulated district energy operation in Boston’s Longwood Medical Area. MATEP provides chilled water, steam, and electricity to several hospitals, medical research and biotechnology centers, and teaching institutions. Revenues earned by MATEP represented approximately 3% of total consolidated revenues in 2009 and 2008. MATEP has been accounted for as a discontinued operation held for sale in the accompanying consolidated financial statements. Refer to the “Sale of MATEP” section of the accompanying Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details.

(b) Financial Information about Industry Segments

NSTAR’s principal operating segments or line of regulated utility businesses are electric and natural gas distribution operations that provide energy transmission and delivery services in 107 cities and towns in Massachusetts. Refer to Note N, “Segment and Related Information” of the accompanying Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for specific financial information related to NSTAR’s electric utility and natural gas utility operations segments.

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

(c) Narrative Description of Business

Principal Products and Services

NSTAR Electric

NSTAR Electric provides distribution and transmission electricity service at retail to an area of 1,702 square miles. The territory served is located in Massachusetts and includes the City of Boston and 80 surrounding cities and towns, including Cambridge, New Bedford, Plymouth, and the geographic area comprising Cape Cod and Martha’s Vineyard. The population of this area is approximately 2.5 million.

NSTAR Electric’s operating revenues and sales percentages by customer class for the years 2010, 2009, and 2008 consisted of the following:

	Revenues ($)			Retail Electric Sales (mWh)
	2010	2009	2008	2010	2009	2008
Retail:
Commercial and industrial	52%	52%	54%	68%	68%	69%
Residential	47%	47%	45%	31%	31%	30%
Other	1%	1%	1%	1%	1%	1%

Regulated Electric Distribution Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs and certain DPU-approved safety and reliability programs costs), a Pension and PBOP Rate Adjustment Mechanism (PAM) to recover incremental pension and pension benefit costs, a reconciling rate adjustment mechanism to recover costs associated with the residential assistance adjustment clause, a net-metering reconciliation surcharge to collect the lost revenues and credits associated with net-metering facilities installed by customers, and an Energy Efficiency Reconciling Factor (EERF) to recover energy efficiency expenditures in addition to those charges recovered in the energy conservation charge;

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

•

a transition charge represents the collection of costs to be collected through September 2016 primarily from previously held investments in generating plants and costs related to existing above-market power contracts, and contract costs related to long-term power contracts buy-outs;

•

a transmission charge represents the collection of annual costs of moving the electricity over high voltage lines from generating plants to substations located within NSTAR’s service area including costs allocated to NSTAR Electric by ISO-NE to maintain the wholesale electric market;

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

Massachusetts Regulatory Environment

The Secretary of Energy and Environmental Affairs oversees the Commonwealth Utilities Commission, consisting of three commissioners. The Commonwealth Utilities Commission leads the DPU, an agency that has jurisdiction over electric, natural gas, water, and transportation matters. Massachusetts has joined the Regional Greenhouse Gas Initiative, a ten-state group that supports implementation of programs to reduce the production of greenhouse gases by electric power plants.

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

In accordance with the requirements of the GCA, in January, 2010 NSTAR Electric along with other Massachusetts investor-owned utilities began to solicit bids for renewable energy supplies for approximately 3% of total annual load for between 10 and 15 year periods as required by the GCA. All contracts must be approved by the DPU.

Market and Transmission Regulation

NSTAR Electric and most other New England electric utilities, generation owners, and marketers are parties to a series of agreements that provide for coordinated planning and operation of the region’s generation and transmission facilities and the rules by which they participate in the wholesale markets and acquire transmission services. Under these arrangements, ISO-New England, a non-profit corporation whose board of directors and staff are independent from all market participants, serves as the Regional Transmission Operator (RTO) of the New England Transmission System. ISO-New England works to ensure the reliability of the system, administers the independent system operator tariff subject to FERC approval, intervenes in pertinent regulatory proceedings, oversees the efficient and competitive functioning of the regional wholesale power market and determines which costs of NSTAR’s major transmission facilities are regionalized throughout New England. NSTAR Electric is a New England Transmission Owner subject to FERC regulation and is a member of ISO-New England. Refer to the “FERC Transmission ROE” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details.

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

Transmission Capital Improvements – NSTAR Electric

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

NSTAR Electric’s lower Southeastern Massachusetts (SEMA) Projects are examples in which transmission improvements have contributed to the reduction of energy supply costs; further improvements in lower SEMA will significantly reduce the need to commit generation for second-contingency protection. The lower SEMA Project consists of an expansion and upgrade of existing transmission infrastructure, and construction of a new 31 mile, 345kV transmission line that will cross the Cape Cod Canal. NSTAR Electric anticipates completing the project in late 2012 at an approximate cost of $110 million.

NSTAR Gas

NSTAR Gas distributes natural gas to approximately 300,000 customers in 51 communities in central and eastern Massachusetts covering 1,067 square miles and having an aggregate population of 1.3 million. Twenty-five of these communities are also served with electricity by NSTAR Electric. Some of the larger communities served by NSTAR Gas include the Hyde Park area of Boston, Cambridge, Dedham, Framingham, New Bedford, Plymouth, Somerville, and Worcester.

NSTAR Gas’ operating revenues and sales percentages by customer class for the years 2010, 2009, and 2008, consisted of the following:

	Revenues ($)			Retail Gas Sales (therms)
	2010	2009	2008	2010	2009	2008
Gas Sales and Transportation:
Residential	63%	62%	59%	43%	43%	43%
Commercial and Industrial	25%	28%	27%	46%	44%	46%
Other	5%	5%	4%	6%	6%	6%
Off-System and Contract sales	7%	5%	10%	5%	7%	5%

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

•

a seasonal cost of gas adjustment clause (CGAC) represents the collection of gas supply costs, pipeline and storage capacity, costs related to charge-offs of uncollected energy costs and working capital related costs. The CGAC is reset every six months. In addition, NSTAR Gas files interim changes to its CGAC factor when the actual costs of gas supply vary from projections by more than 5%; and

•

a local distribution adjustment clause (LDAC) primarily represents the collection of energy efficiency program costs, environmental costs, PAM related costs, and costs associated with the residential assistance adjustment clause. The LDAC is reset annually and provides for the recovery of certain costs applicable to both sales and transportation customers.

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

Franchises

Through their charters, which are unlimited in time, NSTAR Electric and NSTAR Gas have the right to engage in the business of delivering and selling electricity and natural gas within their respective service territories, and have powers incidental thereto and are entitled to all the rights and privileges of and subject to the duties imposed upon electric and natural gas companies under Massachusetts laws. The locations in public ways for electric transmission and distribution lines and gas distribution pipelines are obtained from municipal and other state authorities who, in granting these locations, act as agents for the state. In some cases the actions of these authorities are subject to appeal to the DPU. The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature. Under Massachusetts law, with the exception of municipal-owned utilities, no other entity may provide electric or gas delivery service to retail customers within NSTAR’s service territory without the written consent of NSTAR Electric and/or NSTAR Gas. This consent must be filed with the DPU and the municipality so affected.

Unregulated Operations

NSTAR’s unregulated operations include telecommunications and liquefied natural gas service. Telecommunications services are provided through NSTAR Com, which installs, owns, operates, and maintains a wholesale transport network for other telecommunications service providers in the metropolitan Boston area to deliver voice, video, data, and internet services to customers. Revenues earned from NSTAR’s unregulated operations accounted for less than 1% of consolidated operating revenues in 2010, 2009, and 2008.

In December 2010, NSTAR Com entered into a six-year indefeasible right to use agreement relating to the remaining available capacity on its dark fiber network. Effective January 2011, this agreement will provide annual payments of $6 million in 2011, which will gradually escalate to $13 million in 2016. Separately, NSTAR Com entered into an option agreement with the same counterparty exercisable at the end of the six-year term to extend the right to use agreement for a ninety-nine year period in exchange for a one-time lump-sum payment.

Regulation

The Energy Policy Act established the Public Utility Holding Company Act (PUHCA) that transferred certain regulatory oversight from the SEC to the FERC. NSTAR has been granted an exemption and waiver from certain provisions of PUHCA.

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

Plant Expenditures and Financings – Regulated Utilities

The most recent estimates of plant expenditures and long-term debt maturities for 2011 and the years 2012-2015 are as follows:

(in millions)	2011	2012-2015
Plant expenditures:
Electric	$420	$1,320
Gas	60	180

	$480	$1,500

Long-term debt	$49	$849

In the five-year period 2011 through 2015, plant expenditures are forecasted to be used for system reliability and performance improvements, customer service enhancements, and capacity expansion in NSTAR’s service territory. Of the $420 million planned electric expenditures for 2011, approximately $135 million is for transmission system improvements. The amounts stated above exclude expenditures for NSTAR’s proposed transmission investment with Northeast Utilities and Hydro-Quebec as these costs will be incurred by NPT to hold those assets (further discussed in the “Proposed Transmission Investment” Section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

Seasonal Nature of Business

NSTAR Electric’s kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. NSTAR Gas’ sales are positively impacted by colder weather because a substantial portion of its customer base uses natural gas for space heating purposes. Refer to the accompanying “Selected Quarterly Consolidated Financial Data” section in Item 6, “Selected Consolidated Financial Data” for specific financial information by quarter for 2010 and 2009.

Competitive Conditions

As a rate-regulated distribution and transmission utility company, NSTAR is not subject to a significantly competitive business environment. NSTAR Electric and NSTAR Gas have the exclusive right and privilege to engage in the business of delivering energy services within their granted territory. Under Massachusetts law, with the exception of municipal-owned utilities, no other entity may provide electric or natural gas delivery service to retail customers within NSTAR’s service territory without the written consent of NSTAR Electric and/or NSTAR Gas. Refer to the accompanying “Franchises” section of this Item 1 and to Item 1A, “Risk Factors” for a further discussion of NSTAR’s rights and competitive pressures within its service territory.

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

Number of Employees and Employee Relations

At December 31, 2010, NSTAR has approximately 3,000 employees, including approximately 2,100 of whom are represented by two labor unions covered by separate collective bargaining contracts.

Substantially all management, engineering, finance and support services are provided to the operating subsidiaries of NSTAR by NSTAR Electric & Gas. NSTAR has the following labor union contracts:

Union	Percent of Union to Total NSTAR Employees	Supports	Contract Expiration Date
Local 369 of the Utility Workers of America (AFL-CIO)	61%	Utility Operations	June 1, 2012
Local 12004 of the United Steelworkers of America	8%	Utility Operations	March 31, 2013

NSTAR’s contract with Local 12004 of the United Steelworkers of America was set to expire on March 31, 2010. In February 2010, management and Local 12004 reached an agreement on a three-year contract extension through March 31, 2013. Management believes that it has satisfactory relations with its employees.

On June 1, 2010, NSTAR sold its wholly-owned subsidiary, MATEP. MATEP had approximately 85 employees of whom 59 were represented by Local 877 of the International Union of Operating Engineers (AFL-CIO).

(d) Financial Information about Geographic Areas

NSTAR is a holding company engaged through its subsidiaries in the energy delivery business in Massachusetts. None of NSTAR’s subsidiaries have any foreign operations or export sales.

(e) Available Information

NSTAR files its Forms 10-K, 10-Q, and 8-K reports, proxy statements, and other information with the SEC. You may access materials free of charge on the SEC’s website at www.sec.gov or on NSTAR’s website at: www.nstar.com: Select “Investor Relations,” “Financial Information,” then select “SEC Filings” from the drop-down list. Copies of NSTAR’s SEC filings may also be obtained free of charge by writing to NSTAR’s Investor Relations Department at the address on the cover of this Form 10-K or by calling 781-441-8338.

In addition, NSTAR’s Board of Trustees has several committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee and a Board Governance and Nominating Committee. The Board of Trustees also has a standing Executive Committee. The Board of Trustees has adopted the NSTAR Board of Trustees Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act, and a Code of Ethics and Business Conduct for Trustees, Officers and Employees (“Code of Conduct”). NSTAR intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the Chief Executive Officer or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, in a press release, on our website or on Form 8-K, within four business days following the date of such amendment or waiver. NSTAR’s Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR’s executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR’s website at: www.nstar.com: Select “Investor Relations” and “Company Information.”

The certifications of NSTAR’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act are attached to this Annual Report on Form 10-K as Exhibits 31.1, 31.2, 32.1, and 32.2.

Item 1A.	Risk Factors

NSTAR’s future performance is subject to a variety of risks, including those described below. If any of the following risks actually occur, the Company’s business could be harmed and the market price of NSTAR’s common shares could decline. In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors.

NSTAR’s electric and gas operations are highly regulated, and any adverse regulatory changes could have a significant impact on the Company’s results of operations and its financial position.

NSTAR’s electric and gas operations, including the rates charged, are regulated by the FERC and the DPU. In addition, NSTAR’s accounting policies are prescribed by GAAP, the FERC, and the DPU. Adverse regulatory changes could have a significant impact on the Company’s results of operations and its financial condition.

Potential municipalization or technological developments may adversely affect the Company’s regulated electricity and natural gas businesses.

Under Massachusetts law, no other entity may provide electric or gas delivery service to retail customers within NSTAR’s service territory without the written consent of NSTAR Electric and/or NSTAR Gas. One exception is municipalization, whereby a city or town establishes its own municipal-owned utility. Although not a trend, NSTAR’s operating utility companies could be exposed to municipalization risk, whereby a municipality could acquire the electric or natural gas delivery assets located in that city or town and take over the customer delivery service, thereby reducing NSTAR’s revenues. Any such action would require numerous legal and regulatory consents and approvals. Municipalization would require that NSTAR be compensated for its assets assumed. In addition, there is also the risk that technological developments could lead to more wide-spread use of distributed generation among NSTAR’s customer base reducing such customers’ use of NSTAR’s utility system.

Changes in environmental laws and regulations affecting NSTAR’s business could increase the Company’s costs or curtail its activities.

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

NSTAR’s business, which involves the transmission and distribution of natural gas and electricity that is used as an energy source by customers, is subject to various operational risks, including incidents that expose the Company to potential claims for property damages or personal injuries beyond the scope of NSTAR’s insurance coverage, and equipment failures that could result in performance below assumed levels. For example, operational performance below established target benchmark levels could cause NSTAR to incur penalties imposed by the DPU, up to a maximum of two and one-half percent of transmission and distribution revenues, under applicable Service Quality Indicators.

Increases in interest rates due to financial market conditions or changes in the Company’s credit ratings, could have an adverse impact on NSTAR’s access to capital markets at favorable rates, or at all, and could otherwise increase NSTAR’s costs of doing business.

NSTAR frequently accesses the capital markets to finance its working capital requirements, capital expenditures and to meet its long-term debt maturity obligations. Increased interest rates, or adverse changes in the Company’s credit ratings or further deterioration in the availability of credit, would increase NSTAR’s cost of borrowing and other costs that could have an adverse impact on the Company’s results of operations and cash flows and ultimately have an adverse impact on the market price of NSTAR’s common shares. In addition, an adverse change in the Company’s credit ratings could increase borrowing costs, trigger requirements that the Company obtain additional security for performance, such as a letter of credit, related to its energy procurement agreements. Refer to the accompanying Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

NSTAR’s electric and gas businesses are sensitive to variations in weather and have seasonal variations. In addition, severe natural events and disasters could adversely affect the Company.

Sales of electricity and natural gas to residential and commercial customers are influenced by temperature fluctuations. Significant fluctuations in heating or cooling degree days could have a material impact on energy sales for any given period. In addition, extremely severe storms, such as hurricanes and ice storms, could cause damage to NSTAR’s facilities that may require additional costs to repair and have a material adverse impact on the Company’s results of operations, cash flows or financial position. To the extent possible, NSTAR’s rate regulated subsidiaries would seek recovery of these costs through the regulatory process.

An economic downturn, increased costs of energy supply, and customers’ conservation efforts could adversely affect energy consumption and could adversely affect the Company’s results of operations.

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

As a holding company, NSTAR does not have any operating activity and therefore is substantially dependent on dividends from its subsidiaries and from external borrowings at variable rates of interest to provide the cash necessary for repayment of debt obligations, to pay administrative costs, to meet contractual obligations that may not be met by NSTAR’s subsidiaries and to pay common share dividends to NSTAR’s shareholders. Regulatory and other legal restrictions may limit the Company’s ability to transfer funds freely, either to or from its subsidiaries. These laws and regulations may hinder the Company’s ability to access funds that NSTAR may need to make payments on its obligations. As the Holding company’s sources of cash are limited to dividends from its subsidiaries and external borrowings, the ability to maintain future cash dividends at the level currently paid to shareholders will be dependent upon cash flows of NSTAR’s subsidiaries.

NSTAR’s subsidiaries do have certain limitations that could impact the payment of dividends to the Holding company. Refer to the “Sources of Additional Capital and Financial Covenant Requirements” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

NSTAR’s electric and gas operations may be impacted if generation supply or its transportation or transmission availability is limited or unreliable.

NSTAR’s electric and natural gas delivery businesses are reliant on transportation and transmission facilities that the Company does not own or control. The Company’s ability to provide energy delivery services depends on the operations and facilities of third parties, including the independent system operator, electric generators that supply NSTAR’s customers’ energy requirements and natural gas pipeline operators from which the Company receives delivery of its natural gas supply. Should NSTAR’s ability to receive electric or natural gas supply be disrupted due either to operational issues or to inadequacy of transmission capacity, it could impact the

Company’s ability to serve its customers. It could also force NSTAR to secure alternative supply at significantly higher costs.

Financial market performance and other changes may decrease the Company’s pension and postretirement benefit plans’ assets and could require additional funding beyond historic levels.

A sustained decline in the global financial markets may have a material adverse effect on the value of NSTAR’s pension and postretirement benefit plans’ assets. This situation may increase the Company’s benefit plans’ funding requirements.

NSTAR will be subject to various uncertainties and contractual restrictions while the merger with NU is pending that could adversely affect the Company’s financial results.

As discussed above in Item 1 “Business,” NSTAR is party to a Merger Agreement with NU. Before the merger may be completed, the parties must satisfy all conditions set forth in the Merger Agreement, including obtaining shareholder approval in connection with the proposed transaction and receipt of various regulatory approvals.

It is possible that uncertainty about the effect of the merger on employees, suppliers, customers and others may have an adverse effect on NSTAR. These uncertainties may impair NSTAR’s ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause suppliers and others that deal with NSTAR to seek to change existing business relationships.

The pursuit of the merger and the preparation for the integration of the companies may place a significant burden on NSTAR’s management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the merger integration process could adversely affect the Company’s financial results.

In addition, the Merger Agreement restricts NSTAR, without NU’s consent, from making certain acquisitions and dispositions and taking other specified actions. Under certain conditions these restrictions may prevent the Company from pursuing certain acquisitions or dispositions and making other changes to NSTAR’s business prior to completion of the merger or termination of the Merger Agreement.

NSTAR may be unable to obtain the approvals required to complete the merger in the anticipated time frame, or at all, or such approvals may contain material restrictions or conditions.

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

Pending litigation against NSTAR and NU could result in an injunction preventing the completion of the merger or a judgment resulting in the payment of damages if the merger is completed.

In connection with the merger, purported shareholders of NSTAR have filed class action lawsuits against NSTAR, NU and other defendants. Among other remedies, the plaintiffs seek to enjoin the merger. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay completion of the merger and result in substantial costs to NSTAR, including any costs associated with NU and the trustees and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim may adversely affect NSTAR’s or the combined company’s business, financial condition, results of operations and cash flows. See Item 1. “Business” for a full description of the litigation relating to the merger.

Failure to complete the merger with NU could negatively impact NSTAR’s future business and financial results.

Satisfying the conditions of the Merger Agreement and completing the merger may take longer than expected and could cost more than NSTAR expects. NSTAR must pay its own incurred costs related to the merger, including legal, accounting and other professional fees. NSTAR cannot make any assurances that it will be able to satisfy all the conditions to the merger or succeed in any litigation brought in connection with the merger. If the merger with NU is not completed, the Company’s financial results, share price and credit ratings may be adversely affected.

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

If completed, the merger with NU may not achieve its intended results.

NSTAR entered into the Merger Agreement with the expectation that the merger would result in various benefits. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether NSTAR’s businesses can be integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues generated by the combined company.

Executive Officers of Registrant

Identification of Executive Officers

Name of Officer	Position and Business Experience	Years in Current Position	Years as an Officer	Age at December 31, 2010
Thomas J. May	Chairman, President and Chief Executive Officer and an NSTAR Trustee	16	24	63

James J. Judge	Senior Vice President and Chief Financial Officer	15	15	54

Douglas S. Horan	Senior Vice President - Strategy, Law and Policy, Secretary and General Counsel	15	15	61

Joseph R. Nolan, Jr.	Senior Vice President - Customer & Corporate Relations	10	10	47

Werner J. Schweiger	Senior Vice President - Operations	9	9	51

Christine M. Carmody	Senior Vice President - Human Resources Previously Vice President of Organizational Effectiveness	3	3	47

Robert J. Weafer, Jr.	Vice President, Controller and Chief Accounting Officer	22	22	63

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

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

At December 31, 2010, NSTAR Electric’s primary and secondary distribution and transmission system consisted of 22,735 circuit miles of overhead lines, 13,286 circuit miles of underground lines, 257 substation facilities and approximately 1,178,000 active customer meters.

NSTAR Gas’ principal natural gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. In addition, it shares an interest in a jointly owned administration office and service building, three district office buildings and owns several natural gas receiving and take stations. As of December 31, 2010, the gas system included approximately 3,140 miles of gas distribution lines, approximately 190,850 services and approximately 279,300 customer meters together with the necessary measuring and regulating equipment. In addition, Hopkinton owns a liquefaction and vaporization plant, a satellite vaporization plant and above ground cryogenic storage tanks having an aggregate storage capacity equivalent to 3.5 Bcf of natural gas.

NSTAR Com owns 279 miles of fiber optic network that represents approximately 85,000 fiber miles of network.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information and (c) Dividends

The NSTAR Common Shares, $1 par value, are listed on the New York Stock Exchange under the symbol “NST.” NSTAR’s Common Shares closing market prices at December 31, 2010 and 2009 were $42.19 and $36.80 per share, respectively.

The NSTAR Common Shares high and low market prices per common share as reported by the New York Stock Exchange composite transaction reporting system and dividends declared per common share for each of the quarters in 2010 and 2009 were as follows:

	2010			2009
	Market Prices		Dividends Declared	Market Prices		Dividends Declared
	High	Low		High	Low
First quarter	$37.04	$32.53	$0.400	$36.80	$27.49	$0.375
Second quarter	$37.68	$33.60	$0.400	$34.68	$28.54	$0.375
Third quarter	$39.84	$34.46	$0.400	$32.91	$30.10	$0.375
Fourth quarter	$42.94	$38.90	$0.425	$37.75	$30.76	$0.400

NSTAR paid common share dividends to shareholders of $168.3 million and $160.2 million in 2010 and 2009, respectively.

(b) Holders

As of February 4, 2011, there were 18,525 registered holders of NSTAR Common Shares.

(d) Securities authorized for issuance under equity compensation plans

The following table provides information about NSTAR’s equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	2,646,102	(1)	$31.33	(2)	1,276,068
Equity compensation plans not approved by shareholders	N/A		N/A		N/A

Total	2,646,102		$31.33		1,276,068

(1)	Includes 2,167,001 common shares to be issued upon the exercise of options and 479,101 common shares for distribution of deferred shares and performance units pursuant to the terms of the 2007 NSTAR Long Term Incentive Plan.
(2)	The weighted-average exercise price in Column (b) does not take into account deferred shares or performance units, which have no exercise price.

The NSTAR 2007 Long Term Incentive Plan (the 2007 Plan) permits a variety of stock and stock-based awards, including stock options, deferred stock awards, and performance share units granted to key employees. The aggregate number of common shares that are available for award under the 2007 Plan is 3.5 million. The Plan limits the terms of awards to ten years and prohibits the granting of awards beyond ten years after its effective date. In general, stock options and stock awards vest over a three-year period from the date of grant. The Executive Personnel Committee (EPC) of the Board of Trustees approves stock-based awards for executives. However, the Chief Executive Officer’s (CEO) award must also be approved by the independent members of the Board of Trustees. The EPC and Board of Trustees established that the date of grant for annual stock-based awards under the Plan is the date each year on which the Board of Trustees approves the CEO’s stock award. Options are granted at the full market price of the common shares on the date of grant.

Retention awards related to the pending NSTAR and NU merger

On November 19, 2010, NSTAR contingently granted 149,100 shares in compensation awards allocated to four senior executives related to the announcement of the pending NSTAR and NU merger. These awards are contingent on (1) the closing of the NSTAR and NU merger and (2) requisite service for a three-year period following the merger. In the event that the merger is not completed, the awards are voided. Should the merger close, the awards will convert to equivalent NU shares based on the 1.312 to 1 conversion ratio, and the executives will be entitled to the awards at the completion of the three-year period. NSTAR has not accounted for these awards due to contingencies related to the closing of the merger.

(e) Purchases of equity securities

Common Shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the Long Term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent. During the three-month period ended December 31, 2010, the shares listed below were acquired in the open market for such purposes.

	Total Number of Common Shares Purchased	Average Price Paid Per Share

October	111,666	$40.53
November	108,329	$42.27
December	28,625	$41.78

Total Fourth Quarter	248,620	$41.43

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

The stock performance graph presentations set forth below compare cumulative five-year and ten-year shareholder returns with the Standard & Poor’s 500 Index (S&P 500) and the Edison Electric Institute Index (EEI Index), a recognized industry index of 57 investor-owned utility companies. Pursuant to the SEC’s regulations, the graphs below depict the investment of $100 at the commencement of the measurement periods, with dividends reinvested.

Five-Year Performance Graph

Ten-Year Performance Graph

Item 6.	Selected Consolidated Financial Data

The following table summarizes five years of selected consolidated financial data.

(in thousands, except per share data)	2010	2009	2008	2007	2006
Operating revenues (a)	$2,916,921	$3,054,357	$3,212,411	$3,136,761	$3,440,796

Net income: from continuing operations (b)	$235,994	$244,015	$225,996	$213,056	$191,917
Net income: from discontinued operations	$116,955	$9,233	$11,551	$8,459	$14,857

Net income: attributable to common shareholders	$352,949	$253,248	$237,547	$221,515	$206,774
Per common share:
Basic earnings -
Continuing operations	$2.25	$2.28	$2.11	$1.99	$1.80
Discontinued operations	1.11	0.09	0.11	0.08	0.14

Total earnings	$3.36	$2.37	$2.22	$2.07	$1.94
Diluted earnings -
Continuing operations	$2.24	$2.28	$2.11	$1.99	$1.79
Discontinued operations	1.11	0.09	0.11	0.08	0.14

Total earnings	$3.35	$2.37	$2.22	$2.07	$1.93
Cash dividends declared (c)	$1.625	$1.525	$1.425	$1.325	$1.535
Assets from continuing operations	$7,933,925	$7,976,929	$8,093,996	$7,588,570	$7,602,680
Assets held for sale (a)	$—	$167,857	$175,493	$170,975	$166,715
Long-term debt (a)(d)	$2,173,423	$1,754,236	$1,928,708	$1,929,348	$1,631,474
Transition property securitization (d)	$127,860	$212,205	$331,209	$483,961	$637,217
Preferred stock of subsidiary	$43,000	$43,000	$43,000	$43,000	$43,000

(a)	On December 21, 2009, NSTAR announced the sale of its wholly-owned subsidiary, MATEP and the sale was completed on June 1, 2010. MATEP and its subsidiary operations are classified as discontinued operations. Operating revenues and long-term debt amounts of MATEP are excluded from the selected financial data presented.
(b)	Includes impact of preferred stock dividends of subsidiary to the noncontrolling interest.
(c)	As a result of a change in NSTAR’s Board of Trustees’ meetings schedule in 2005, the fourth quarter dividend that typically would have been declared in December 2005, was approved on January 26, 2006 at $0.3025 per share, and therefore dividends declared during 2006 include the fourth quarter of 2005. The dividend payment schedule remained unchanged.
(d)	Excludes the current portion.

Selected Quarterly Consolidated Financial Data (Unaudited) (a)

(in thousands, except earnings per share)
	Operating Revenues (c)	Operating Income (c)	Net Income (d)	Earnings Per Share (b)
				Basic	Diluted
2010
First quarter	$766,608	$118,250	$59,718	$0.56	$0.56
Second quarter	$655,795	$121,775	$171,024	$1.61	$1.61
Third quarter	$797,505	$182,586	$75,538	$0.73	$0.73
Fourth quarter	$697,013	$112,659	$46,669	$0.45	$0.45

2009
First quarter	$909,362	$124,509	$61,036	$0.57	$0.57
Second quarter	$684,094	$114,995	$56,934	$0.53	$0.53
Third quarter	$746,819	$170,919	$87,638	$0.82	$0.82
Fourth quarter	$714,082	$108,279	$47,640	$0.45	$0.45

(a)	This information is provided in accordance with Regulation S-K, Item 302(a).
(b)	The sum of the quarters may not equal annual basic and diluted earnings per share due to rounding.
(c)	On December 21, 2009, NSTAR announced an agreement to sell its wholly-owned subsidiary, MATEP and the sale was completed on June 1, 2010. The results of operations of MATEP are classified as discontinued operations. Operating revenues and Operating income attributable to MATEP are excluded from the selected data presented.
(d)	Net income attributable to common shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. NSTAR’s retail electric and natural gas transmission and distribution utility subsidiaries are NSTAR Electric and NSTAR Gas, respectively. Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority. On June 1, 2010, NSTAR completed the sale of its stock ownership interest in its district energy operations business, Medical Area Total Energy Plant, Inc. (MATEP). NSTAR also has unregulated subsidiaries in telecommunications (NSTAR Com) and liquefied natural gas (Hopkinton). For segment reporting purposes, NSTAR has aggregated the results of operations and assets of NSTAR Com with the electric utility operations and Hopkinton with gas utility operations.

NSTAR consolidates three wholly-owned special purpose subsidiaries, BEC Funding, LLC, BEC Funding II, LLC and CEC Funding, LLC. These entities were created to complete the sale of electric rate reduction certificates to a special purpose trust created by two Massachusetts state agencies. These financing transactions securitized the costs incurred related to the divestiture of generation assets and long-term power contracts. The activities of BEC Funding LLC were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

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

Proposed Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement at closing, NSTAR will become a wholly-owned subsidiary of NU. The combined company will provide electric and gas energy delivery services to over half of the customers in New England. The combined company will operate six regulated electric and gas utilities in three states and will have nearly 3.5 million electric and gas customers. The Merger Agreement provides that, upon completion of the merger, the Board of Trustees of the combined company will consist of fourteen members including (a) seven designees of NU (which will include Charles W. Shivery, Chairman, President and Chief Executive Officer of NU) and (b) seven designees of NSTAR (which will include Thomas J. May, Chairman, President and Chief Executive Officer of NSTAR). At the time of this filing, the other six designees of each of NU and NSTAR had not been determined. In addition, upon completion of the merger, each of the Audit, Compensation, Executive, Finance and Governance Committees of the Board of Trustees will consist of an equal number of Trustees designated by NU and NSTAR. The Chair of the Audit and Governance Committees of the Board of Trustees shall be designated by NU and the Chair of the Compensation and Finance Committees of the Board of Trustees shall be designated by NSTAR. Mr. May will be a trustee and a member of the Executive Committee of the Board of Trustees. In addition, NU will designate the lead Trustee. Upon completion of the merger, Mr. May will serve as President and Chief Executive Officer and Mr. Shivery will serve as Non-executive Chairman of the combined company for a period of 18 months, at which time Mr. May will become Chairman of the combined company.

Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent and former NSTAR shareholders will own approximately 44 percent of the combined company. NSTAR filed its Definitive Proxy Statement with the SEC on January 5, 2011 and scheduled a special shareholder meeting for March 4, 2011 at which shareholders of record as of January 4, 2011 will vote on whether to approve the merger.

Completion of the merger is subject to various customary conditions, including approval by two-thirds of the outstanding shares of each company, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and applicable regulatory approvals by the Massachusetts Department of Public Utilities (DPU), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission, and the Federal Communications Commission. Several intervening parties have applied to participate in the regulatory review of the merger and have raised various issues that they feel the regulatory agencies should examine in the course of the proceedings.

The Connecticut Department of Public Utility Control (CDPUC) originally issued a determination in November 2010 stating it lacked jurisdiction over the merger, however, following the filing in December 2010 of a Petition by the Connecticut Office of Consumer Counsel, supported by the Connecticut Attorney General, the CDPUC issued an Administrative Order in January 2011 advising that it plans to hold a hearing to determine if it has jurisdiction over the merger. With respect to the review by the Massachusetts DPU, as a result of comments received from intervenors, the DPU has issued a request to solicit comments on whether the standard of review for mergers should be modified from the current standard. Assuming the regulatory reviews proceed according to the tentative schedule, the companies anticipate that the regulatory approvals will be obtained by the third quarter of 2011.

Sale of MATEP

On June 1, 2010, NSTAR completed the sale of its stock ownership interest in MATEP. NSTAR received $343 million in cash and the sale resulted in a non-recurring, after-tax gain of $109.9 million, including transaction costs, or $1.04 per share, for 2010. The proceeds from the sale were partially utilized to retire the $85.5 million of MATEP’s long-term Notes, together with a retirement premium of $18 million.

Share Repurchase Program

In connection with the sale of MATEP, NSTAR’s Board of Trustees approved a share repurchase program of up to $200 million of NSTAR Common Shares.

On June 3, 2010, NSTAR entered into a $125 million Accelerated Share Repurchase (ASR) program with an investment bank, which delivered to NSTAR 3,221,649 Common Shares under the ASR.

In the fourth quarter of 2010, upon settlement of the ASR, NSTAR recorded a final adjustment to common equity for the termination of the ASR reflecting the receipt of approximately $2.3 million in cash from the investment bank. No additional shares were delivered to NSTAR at the conclusion of the ASR. The excess of amounts paid over par value for the 3,221,649 Common Shares delivered was allocated between Retained earnings and Premium on Common Shares.

In conjunction with the announcement of the proposed NSTAR and NU merger, NSTAR elected to cease the remaining $75 million of purchases of Common Shares that had been planned under the $200 million share repurchase program.

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

a. Revenue Recognition

Electric and gas revenues are based on rates approved by the DPU and the FERC. Revenues related to the sale, transmission and distribution of energy delivery service are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the sales to individual customers is based on systematic meter readings throughout a month. Meters that are not read during a given month are estimated and trued-up to actual use in a future period. At the end of each month, aggregate amounts of energy delivered to customers since the date of their last meter reading are estimated and the corresponding unbilled revenue is recorded. Unbilled electric revenue is estimated each month based on daily territory load (customer energy requirements), estimated line losses and applicable customer rates. Unbilled natural gas revenues are estimated based on estimated purchased gas volumes, estimated gas losses and applicable customer rates. Accrued unbilled revenues recorded in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009 were $55 million and $67 million, respectively.

The level of revenues is subject to seasonal weather conditions. Electric sales volumes are typically higher in the winter and summer than in the spring or fall. Gas sales volumes are impacted by colder weather since a substantial portion of NSTAR Gas’ customer base uses natural gas for heating purposes. As a result, NSTAR realizes a higher level of revenue during the summer and winter.

NSTAR’s nonutility revenues are recognized when services are rendered. Revenues are based, for the most part, on long-term contractual rates.

b. Regulatory Accounting

NSTAR follows accounting policies prescribed by GAAP, the FERC, and the DPU. In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the SEC. As rate-regulated companies, NSTAR’s utility subsidiaries are subject to the application of an accounting standard for rate-regulated entities, Accounting Standards Codification (ASC) 980, Regulated Operations, that considers the effects of regulation resulting from differences in the timing of their recognition of certain revenues and expenses from those of other businesses and industries. NSTAR’s distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980. This ratemaking process results in the recording of regulatory assets or a regulatory liability (including cost of removal) based on the probability of current and future cash flows. Regulatory assets represent incurred or accrued costs that have been deferred because they are probable of future recovery from customers. Regulatory liabilities may represent collections from customers that have been deferred because they will be expended in the future. NSTAR continuously reviews these regulatory assets to assess their ultimate recoverability within the approved regulatory guidelines. NSTAR expects to fully recover these regulatory assets in its rates. If future recovery of any deferred costs ceases to be probable, NSTAR would be required to charge such deferred amounts to earnings. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

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

NSTAR’s Pension Plan and PBOP Plan assets are impacted by fluctuations in the overall global markets. Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans. The earnings impact of increased Pension and PBOP costs is substantially mitigated by NSTAR’s DPU-approved pension and PBOP rate adjustment mechanism. Under the PAM, NSTAR recovers its pension and PBOP expense through a reconciling rate mechanism. The PAM removes the volatility in earnings that could result from fluctuations in market conditions and plan experience.

There were no significant changes to NSTAR’s pension and PBOP benefits in 2010, 2009, and 2008. As further described in Note I, “Pension and Other Postretirement Benefits,” in the accompanying Notes to the Consolidated Financial Statements, the discount rate for NSTAR’s Pension Plan obligation was 5.30% and 5.85% at December 31, 2010 and 2009, respectively. The discount rate for NSTAR’s PBOP obligation was 5.45% and 6.00% at December 31, 2010 and 2009, respectively. These discount rates align with market conditions and the anticipated cash flow characteristics of NSTAR’s pension and PBOP obligations. The expected long-term rate of return on both pension plan and PBOP assets for 2010 was 8.0% compared to 9.0% in 2009 and 2008. Changes in these assumptions have an impact on reported pension and PBOP costs and obligations.

The following table reflects the projected benefit obligation and cost sensitivities associated with a change in certain actuarial assumptions by the indicated percentage for continuing operations. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

(in thousands)
Actuarial Assumption	Change in Assumption	Impact on Projected Benefit Obligation Increase/(Decrease)	Impact on 2010 Cost Increase/(Decrease)

Pension:
Increase in discount rate	50 basis points	$(65,791)	$(6,360)
Decrease in discount rate	50 basis points	$65,112	$5,684
Increase in expected long-term rate of return on plan assets	50 basis points	N/A	$(4,188)
Decrease in expected long-term rate of return on plan assets	50 basis points	N/A	$4,188

Actuarial Assumption
Other Postretirement Benefits:
Increase in discount rate	50 basis points	$(48,309)	$(3,510)
Decrease in discount rate	50 basis points	$54,141	$3,752
Increase in expected long-term rate of return on plan assets	50 basis points	N/A	$(1,337)
Decrease in expected long-term rate of return on plan assets	50 basis points	N/A	$1,337

Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio that approximates the Plan obligations. In determining the expected long-term rate of return on plan assets, NSTAR considers past performance and economic forecasts for the types of investments held by the Plan as well as the target allocation for the investments over a long-term period. The expected long-term rate of return on Plan assets could vary from actual year-to-year returns. The actual allocation for investments may vary from the target allocation at any particular time. During 2010, NSTAR contributed $25 million to the Pension Plan and $30 million to the PBOP Plan. In 2011, NSTAR expects to contribute $75 million to the Pension Plan and $30 million to the PBOP Plan.

The Company is in compliance with the funding requirements of The Pension Protection Act (PPA) and the Worker, Retiree and Employer Recovery Act (WRERA) as of December 31, 2010.

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

Yankee Companies Spent Fuel Litigation

In October 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation in the amounts of $34.2 million, $32.9 million, and $75.8 million for CY, YA, and MY, respectively. This judgment in favor of the Yankee Companies relates to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY (DOE Phase I Damages). NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively. The DOE appealed this decision to the United States Court of Appeals for the Federal Circuit which affirmed in part and reversed in part the awards of the earlier Phase I judgments. The Court of Federal Claims issued a decision on remand on September 7, 2010, which determined that the net damage awards are to be amended against the DOE in the amounts of $39.7 million, $21.2 million, and $81.7 million for CY, YA, and MY, respectively. NSTAR Electric’s portion of the appealed judgments amounts to $5.6 million, $3 million, and $3.3 million, respectively. The DOE filed notice of its appeal of the decision on remand to the United States Court of

Appeals for the Federal Circuit on November 8, 2010, and the Yankee Companies filed their notice of cross-appeal on a limited issue on November 19, 2010. The DOE’s brief on appeal is due February 4, 2011. A final decision on this appeal could be received by March 2012.

On July 1, 2009, the Yankee Companies filed for additional damages related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel for the years from January 2002 through December 2008 for CY and YA, and from January 2003 through December 2008 for MY (DOE Phase II Damages). This phase of the spent nuclear fuel litigation specifies damages in the amounts of $135.4 million, $86.1 million, and $43 million for CY, YA, and MY, respectively. Claim amounts applicable to NSTAR Electric are $19 million, $12 million, and $1.7 million, respectively. Trial on the Phase II damages has been set by the court for August 2, 2011.

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

Derivative Instruments

Energy Contracts

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $2.4 million liability as of December 31, 2010. NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract and recorded a long-term derivative liability and a corresponding long-term regulatory asset. Changes in the value of the contract have no impact on earnings. NSTAR Gas has only one significant natural gas supply contract. This contract is an all-requirements portfolio asset management contract that expires in October 2012. This contract contains market based pricing terms and therefore no financial statement adjustments are required. The following costs were incurred and recorded to “Cost of gas sold” on the accompanying Consolidated Statements of Income:

	Years ended December 31,
(in millions)	2010	2009	2008
Natural gas supply costs incurred on NSTAR Gas’ all-requirements contract	$139	$177	$259

Refer to the accompanying Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

Natural Gas Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure natural gas supply, and qualify as derivative financial instruments. The fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date. All actual costs incurred or benefits realized when these contracts are settled are included in the CGAC of NSTAR Gas. NSTAR Gas records a regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income. These derivative contracts extend through April 2012. As of December 31, 2010, NSTAR had recorded both a long-term asset of $0.2 million and a current liability of $6.6 million, as well as a corresponding net regulatory asset of $6.4 million to reflect the fair value of these contracts. As of December 31, 2009, NSTAR had recorded a current liability and a corresponding regulatory asset of $1.7 million to reflect the fair value of these contracts. The settlement of these financial contracts resulted in the following additional charges that were recorded to “Cost of gas sold” on the accompanying Consolidated Statements of Income:

	Years ended December 31,
(in millions)	2010	2009	2008
Settlement of NSTAR Gas’ financial contracts	$10	$47	$16

Asset Retirement Obligations and Cost of Removal

The fair value of a liability for an asset retirement obligation (ARO) is recorded in the period in which it is incurred. When the liability is initially recorded, NSTAR capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, NSTAR either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

A recorded asset retirement cost liability approximates the current cost for NSTAR to liquidate its legal or contractual obligations to perform actions at some point after the retirement of an asset. The following amounts were included in “Deferred credits and other liabilities: Other” on the accompanying Consolidated Balance Sheets:

	December 31,
(in millions)	2010	2009
Asset retirement obligation	$34	$30

For NSTAR’s regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. The following amounts were based on the estimated cost of removal component in current depreciation rates and represent the cumulative amounts collected from customers for cost of removal, but not yet expended:

	December 31,
(in millions)	2010	2009
Regulatory liability - cost of removal	$279	$270

FASB/IASB Convergence—Potential Changes to GAAP

The Financial Accounting Standards Board and the International Accounting Standards Board (the “Boards”) continue to review a number of common subject matter areas in the long-term pursuit of compatible accounting standards. As part of that effort, the FASB has recently released a variety of proposed authoritative standards for comment, some of which are joint issuances with the IASB. There are proposed changes to GAAP, such as in the areas of leases and revenue recognition, which in their currently proposed form, could impact the regulated utility industry.

The proposed guidance on leases would require NSTAR (as a lessee) to record an asset and an offsetting liability in its Consolidated Balance Sheet for long-term contracts with respect to the right to use property and equipment, transactions which are currently treated as operating leases. These changes could impact the calculated results of NSTAR’s debt to equity ratios and requirements under existing credit facilities. The proposed revenue recognition guidance could affect conclusions as to the completion of the earnings process with respect to some regulatory mechanisms. Criteria in the proposed standard could defer the recognition of certain incentive-based revenues that have become more prevalent in the utility industry.

Rate and Regulatory Proceedings

a. Rate Structures

Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU-approved Rate Settlement Agreement (“Rate Settlement Agreement”) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates. The rates as of January 1 were as follows:

	January 1,
	2011	2010	2009	2008
Annual inflation-adjusted distribution rate – SIP (decrease) increase	(0.19)%	1.32%	1.74%	2.68%

Due to low inflation factors and a productivity offset, there was a slight distribution rate reduction effective January 1, 2011. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge. The Rate Settlement Agreement implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric’s distribution return on equity (excluding incentives) should it exceed 12.5% or fall below 8.5%. Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase. NSTAR Electric did not exceed the 12.5%, or fall below the 8.5% distribution return on equity during 2010, 2009 or 2008.

Basic Service Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those customers who choose not to buy energy from a competitive energy supplier. Basic Service rates are reset every six months (every three months for large commercial and industrial customers). The price of Basic Service is intended to reflect the average competitive market price for electric power. As of December 31, 2010, 2009, and 2008, customers of NSTAR Electric had approximately 43%, 43%, and 45%, respectively, of their load requirements provided through Basic Service. NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.

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

NSTAR monitors its service quality continuously, and if it is probable that a liability has been incurred and is estimable, a liability is accrued. Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the DPU issues an order determining the amount of any such liability.

NSTAR Electric and NSTAR Gas filed final performance reports for 2009 with the DPU on March 1, 2010. The DPU has approved the 2009 Service Quality Reports for both NSTAR Electric and NSTAR Gas, and agreed performance levels were sufficient and not in a penalty situation.

NSTAR believes that NSTAR Electric and NSTAR Gas service quality performance levels for 2010 were not in a penalty situation. The final performance reports are expected to be filed with the DPU by March 1, 2011.

c. Regulatory Matters

Massachusetts Regulatory Environment

In 2008, the Massachusetts Legislature passed the Green Communities Act (GCA) energy policy legislation designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GCA:

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

•	Modifies the service quality performance penalty provision (Refer to Note P, “Commitments and Contingencies,” of the accompanying Notes to Consolidated Financial Statements).

The GCA allows for utilities to recover in rates the incremental costs associated with its various mandated programs. NSTAR Electric and NSTAR Gas are in compliance with all requirements of the GCA.

In 2008, the Massachusetts Global Warming Solutions Act (GWSA) was enacted. In December 2010, a portfolio of policies designed to help reduce greenhouse gas emissions was released by the Massachusetts Executive Office of Energy and Environmental Affairs. At this time, NSTAR cannot predict the effect of the GWSA on its future results of operations, financial position, or cash flows.

Long-Term Renewable Energy Contracts

In accordance with the requirements of the GCA, in September 2010, NSTAR Electric along with other Massachusetts investor-owned utilities began to solicit bids for renewable energy supplies for approximately 3% of total annual load for between 10 and 15 years periods as required by the GCA. All contracts must be approved by the DPU.

Electric and Gas Rate Decoupling

In 2008, the DPU issued an order to all Massachusetts’ electric and gas distribution utility companies that requires them to develop plans to decouple their rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption. Decoupling of rates will allow utility companies to carry out the mandates of the GCA and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric and gas services. This order allows companies to file for a revenue adjustment representing partial recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved. Once decoupled rate plans are approved, revenues will be set at a level designed to recover the utility companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year.

NSTAR Electric currently does not expect to file for fully decoupled electric rates until after the Rate Settlement Agreement expires in 2012. However, NSTAR Gas may file prior to that date.

Regulatory Proceedings - DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval and were recently updated to comply with the DPU’s directive in its May 28, 2010 order referenced below. NSTAR Electric incurred and billed incremental revenue requirements of $11 million, $12 million, $13 million and $16 million in 2006, 2007, 2008 and 2009, respectively. During 2010, approximately $16 million was incurred. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing. The expected recovery amount does not vary materially from the revenue previously recognized.

On October 8, 2010, NSTAR Electric submitted a Compliance Filing with the DPU to include a reconciliation of the recoverable CPSL Program revenue requirement for each year 2006 through 2009 with the revenues already collected in order to determine the proposed adjustment for effect on January 1, 2011. The DPU allowed the proposed rates to go into effect on that date, subject to reconciliation of program costs. NSTAR cannot predict the timing of subsequent DPU orders related to this filing. Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR’s results of operations, financial position, and cash flows.

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

On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). A decision by the SJC is expected in late 2011. As of December 31, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $23 million, pre-tax. NSTAR cannot predict the timing of this appeals process. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

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

Other

Energy Efficiency Plans

NSTAR Electric and NSTAR Gas are required to administer demand-side management energy efficiency programs. The GCA directs electric and gas distribution companies to develop three-year energy efficiency plans. The first three-year plan covering the period 2010 through 2012 was approved by the DPU in 2010 and is expected to lead to a significant expansion of energy efficiency activity in Massachusetts. Like the historical programs, the new three-year plans may include financial incentives based on energy efficiency program performance. In addition, the DPU has stated that it will permit distribution companies that do not yet have rate decoupling mechanisms in place to implement lost base revenue rate adjustment mechanisms that will partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

During 2010, NSTAR Electric incurred Energy Efficiency expenses of approximately $103.5 million, inclusive of program administrator incentives. NSTAR Electric has filed its 2011 Energy Efficiency Plan and anticipates that the program will amount to about $184.3 million in spending, inclusive of program administrator incentives. The 2011 plan through the date of this filing has not yet been approved by the DPU.

During 2010, NSTAR Gas incurred Energy Efficiency expenses of approximately $13.5 million, inclusive of program administrator incentives. NSTAR Gas has filed its 2011 Energy Efficiency Plan and anticipates that the program will amount to about $20.1 million in spending, inclusive of program administrator incentives. The 2011 plan through the date of this filing has not yet been approved by the DPU.

Smart Grid

In August 2009, NSTAR Electric applied for Federal grants under the American Recovery and Reinvestment Act (ARRA) for its Smart Grid Programs. The requested funding represents 50% of the estimated total project costs.

On October 27, 2009 and November 25, 2009, NSTAR Electric received notice from the U.S. Department of Energy (DOE) that it had been awarded grants of approximately $18 million for three projects related to distribution automation, smart metering and renewable energy inter-connections proposals. Similarly, NSTAR Electric applied for and was granted DPU approval of aspects of its smart grid projects as pilot programs. NSTAR Electric anticipates that most of the remaining costs not recovered through the DOE grant process will be recovered from customers subject to DPU regulatory approval. These projects are anticipated to enhance information technology, communications and monitoring functions and improve reliability and efficiency on NSTAR Electric’s distribution network.

Proposed Transmission Investment

On October 4, 2010, Northern Pass Transmission LLC (NPT) and H.Q. Hydro Renewable Energy, Inc. (Hydro Renewable Energy), an indirect, wholly-owned subsidiary of Hydro-Québec, entered into a Transmission Service Agreement (the TSA) in connection with the Northern Pass Transmission Line. NPT is a joint venture indirectly owned by NU and NSTAR, on a 75 percent and 25 percent basis, respectively. The Northern Pass Transmission Line will be a new high voltage direct current (HVDC) transmission line from the Canadian border to southern New Hampshire and an associated alternating current radial transmission line from Franklin, New Hampshire to Deerfield, New Hampshire to be constructed by NPT. It will interconnect at the U.S.-Canadian border with a new HVDC transmission line to be constructed in Québec by Hydro-Québec TransÉnergie, the transmission division of Hydro-Québec. Pursuant to the TSA, NPT will sell firm electric transmission rights to Hydro Renewable Energy over the 1,200 megawatt Northern Pass Transmission Line for a forty-year term.

NPT filed the TSA for approval with the FERC on December 15, 2010 and expects an order by February 14, 2011.

NPT will charge cost-based rates to Hydro Renewable Energy under the TSA for firm transmission service using a FERC approved formula rate. The projected cost-of-service calculation includes a return on equity (ROE) of 12.56 percent through the construction phase of the project, after which the ROE will be tied to the ISO New England regional rates’ base ROE (which is currently 11.14 percent) plus 142 basis points. The TSA rates will be based on a deemed capital structure for NPT of 50 percent debt and 50 percent equity. NPT is currently negotiating the arrangements for construction financing with Hydro Québec. During the development phase and the construction phase under the TSA, NPT will capitalize its financing costs through non-cash Allowance for Funds Used During Construction (AFUDC) earnings.

In October 2010, NPT filed the Northern Pass Transmission Line project design with ISO New England Inc. for technical approval. NPT will submit additional applications for required federal and state permits over the next 16 to 18 months.

Assuming timely regulatory review and siting approvals, NPT expects to commence construction of the line in 2013, with power flowing in the second half of 2015. The estimated project costs are approximately $1.1 billion. NSTAR’s share of the NPT Line costs will total approximately $280 million (including capitalized AFUDC and property taxes).

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

Income Tax Matters

Tax Legislation

Tax legislation enacted in September 2010 included provisions extending 50% bonus depreciation for tax purposes to qualified property placed in service in 2010. Subsequent legislation in December 2010 increased the benefit of bonus depreciation to 100% for tax purposes to qualified property placed in service after September 8, 2010 and before January 1, 2012. NSTAR expects to realize approximately $65 million of tax savings in 2010 and approximately $128 million in 2011 from the use of bonus depreciation. The cash generated is an acceleration of tax benefits that NSTAR would have otherwise received over 20 years.

Settlement with IRS Office of Appeals

On September 30, 2010, NSTAR accepted a settlement offer from the IRS Office of Appeals (“IRS Appeals”) on issues related to its 2001-2007 Federal income tax returns. The settlement resolves all outstanding tax matters related to this period and facilitates the receipt of the Company’s refundable income taxes of approximately $133 million. NSTAR received notification from the IRS on January 3, 2011 that Joint Committee had accepted the settlement agreement.

RCN Corporation (RCN) Share Abandonment Issue

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

The settlement with IRS Appeals includes a resolution on the characterization of the loss related to the RCN share abandonment. During the third quarter of 2010, NSTAR recognized a one-time after-tax charge of $20.5 million, including interest, related to the settlement on the accompanying Consolidated Statements of Income as follows:

(in millions)	Year ended December 31, 2010
Tax portion recorded to “Tax settlement – RCN” caption	$15.9
Interest portion recorded to “Interest – RCN tax settlement” caption	4.6

After-tax charge for settlement of RCN issue	$20.5

Simplified Service Cost Method (SSCM) Issue

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

As anticipated, this resolution entitled NSTAR to a refund of approximately $154 million from the IRS representing the original SSCM payment plus interest and other minor items. The SSCM refund is offset by the resolution of the RCN settlement of $20.5 million. The net refund of approximately $133 million is expected to be refunded to NSTAR in the first quarter of 2011.

Open Tax Years

The 2008 and 2009 Federal income tax returns have been examined under the IRS Compliance Assurance Process (“CAP”) with no adjustments. The 2010 Federal income tax return will be reviewed under CAP. This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed. The outcome of any potential audit adjustments and the timing are uncertain.

Health Care Legislation

The primary aspects of Federal health care legislation enacted in 2010 impacting NSTAR’s benefit plans are as follows:

•	The change in tax treatment of Federal subsidies paid to plan sponsors of retiree plans related to prescription drug coverage beginning in 2013.

•	Cost increases associated with the requirement that plans provide dependent health care coverage to age 26 and no cost preventive care.

2011 Guidance

It is NSTAR’s expectation that the proposed merger with Northeast Utilities will close in the second half of 2011. Detailed earnings guidance on the combined company will be provided at that time. On a stand-alone basis, the Company anticipates that the 2011 earnings growth will be in line with the industry average. Electric sales are expected to increase by about 1% and gas sales increase of about 4%, assuming normal weather conditions and improved economic conditions during the year. The operations and maintenance expense impacting net income is expected to increase about $10 million (excluding merger-related costs). Capital expenditures related to transmission of approximately $135 million are anticipated in 2011.

Company expectations are based on current assumptions described above, and are subject to risks and uncertainties (Refer to “Cautionary Statement Regarding Forward-Looking Information” preceding Item 1 “Business” and Item 1A, “Risk Factors” of this Form 10-K for more information).

Common Share Dividends

On November 18, 2010, NSTAR’s Board of Trustees declared a quarterly cash dividend of $0.425 per share for shareholders of record on January 7, 2011, payable February 1, 2011. NSTAR’s current annualized rate is $1.70 per share, a 6.3% increase over the previous rate of $1.60 per share. NSTAR expects that the growth rate of its common dividend will continue to be in-line with the growth rate of its earnings per share. All future dividend decisions are subject to quarterly dividend declarations based on the Company’s financial position and other relevant considerations at the time.

Results of Continuing Operations

The following section of MD&A compares the results of continuing operations for each of the three fiscal years ended December 31, 2010, 2009, and 2008, and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

2010 compared to 2009

Executive Summary

NSTAR performance results in 2010 are as follows:

•	EPS increased $0.98 from $2.37 to $3.35, a 41% increase

•	The Company’s common share dividend was increased in 2010 by 6.3%

•	Cash flows from operations increased from $611.2 million to $621.4 million, or 1.7%

•	NSTAR realized a $109.9 million gain, net of tax from the sale of MATEP, its district energy operation facility

•	The total shareholder return (TSR) for 2010 was 19.7%

•	NSTAR, NSTAR Electric, and NSTAR Gas each maintained their A+ S&P corporate credit ratings

•	NSTAR completed $425 million in long-term debt financing transactions at favorable interest rates

•	NSTAR executed a $122.7 million common share repurchase

Earnings per common share were as follows:

	Years ended December 31,
	2010	2009	% Change
Basic – Continuing operations	$2.25	$2.28	(1.3)%
Basic – Income from discontinued operations	0.07	0.09	(22.2)%

	2.32	2.37	(2.1)%
Basic – Gain on sale of discontinued operations	1.04	—	—

Basic – Total earnings	$3.36	$2.37	41.8%

Diluted – Continuing operations	$2.24	$2.28	(1.8)%
Diluted – Income from discontinued operations	0.07	0.09	(22.2)%

	2.31	2.37	(2.5)%
Diluted – Gain on sale of discontinued operations	1.04	—	—

Diluted – Total earnings	$3.35	$2.37	41.4%

Net income attributable to common shareholders was $352.9 million for 2010 compared to $253.2 million for 2009. The current year includes a $109.9 million MATEP gain, a one-time charge of $20.5 million, associated with an IRS settlement and merger-related costs of $6 million. Excluding these non-recurring items, earnings were $269.5 million, an increase of $16.3 million, or 6.4%. Major factors on an after-tax basis that contributed to the increase include:

•	Higher electric distribution revenues due to a 3.3% increase in sales and the annual inflation rate adjustment ($22.8 million)

•	Higher transmission revenues ($7.9 million)

•	Higher incentive revenues related to energy efficiency programs ($1.5 million)

•	Lower net interest charges ($9.3 million)

These increases in earnings factors were partially offset by:

•	Lower firm gas revenues due to a 2.8% decrease in sales ($2.1 million)

•	Absence of MATEP earnings due to June 2010 sale ($2.4 million)

•	Cumulative impact of a true-up adjustment resulting from a DPU order on May 28, 2010 related to NSTAR Electric’s transition mitigation incentive for the years 2006-2009 ($3 million)

•	Higher operations and maintenance expense ($13.4 million)

•	Higher depreciation and amortization and property taxes ($11.1 million)

Significant cash flow events during 2010 include the following:

•

Cash flows from continuing operating activities provided $621.4 million, an increase of $10.2 million as compared to 2009. The increase primarily reflects lower pension contributions, partially offset by the timing of the collection of energy costs from customers and higher income tax payments.

•

Cash flows from investing activities include $360.2 million in capital spending on projects to improve system reliability and capacity. Cash flows from discontinued operations included $343 million in gross cash proceeds from the sale of MATEP.

•

Cash outflows from financing activities included a common share repurchase program payment of $122.7 million, retirement of $721.6 million in long-term and securitized debt, repayment of MATEP’s long-term debt of $85.5 million, and $168.3 million in common share dividends. Significant inflows included NSTAR Gas issuing $125 million of 4.46% Mortgage Notes and NSTAR Electric issuing $300 million of 5.50% Debentures with an effective rate of 5.61%

Electric and Gas Sales

The following is a summary of retail electric and firm gas and transportation sales for the years indicated:

	Years ended December 31,
	2010	2009	% Change Increase/(decrease)
Retail Electric Sales - MWH
Residential	6,840,860	6,462,562	5.9
Commercial, Industrial, and Other	14,812,980	14,509,355	2.1

Total retail sales	21,653,840	20,971,917	3.3

	Years ended December 31,
	2010	2009	% Change Increase/(decrease)
Firm Gas Sales and Transportation - BBtu
Residential	20,153	21,021	(4.1)
Commercial and Industrial	21,333	21,598	(1.2)
Municipal	2,945	3,094	(4.8)

	44,431	45,713	(2.8)

NSTAR’s electric energy sales in 2010 increased 3.3% compared to 2009 primarily due to favorable weather conditions resulting from warmer overall weather in 2010 as compared to 2009. As a result, cooling degree-days in NSTAR’s service area for 2010 increased 83.1% from the same period in 2009. Also, the sales increase reflects improving economic conditions during 2010.

The 2.8% decrease in firm gas and transportation sales is due to the warmer first quarter and early spring weather, partially offset by colder weather in December.

Primarily weather, but also to a lesser extent fluctuations in fuels costs, conservation measures, and economic conditions affect sales to NSTAR’s residential and small commercial customers. Economic conditions, fluctuations in fuel costs, and conservation measures affect NSTAR’s large commercial and industrial customers. In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature variations. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

NSTAR Electric’s retail peak demand for 2010 was 4,786 MW measured on July 6, 2010 which was 3.5% less than the all-time high peak demand of 4,959 MW reached on August 2, 2006.

Weather Conditions

NSTAR forecasts its electric and natural gas sales based on normal weather conditions. Actual results may vary from those projected due to actual weather conditions, energy conservation, and other factors. Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Item 1, “Business” of this Form 10-K.

The demand for electricity and natural gas is affected by weather. Weather impacts electric sales primarily during the summer and, to a greater extent, gas sales during the winter season in NSTAR’s service area. Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently colder or warmer. Also, NSTAR’s electric and gas businesses are sensitive to variations in daily weather, are highly influenced by New England’s seasonal weather variations, and are susceptible to natural events and disasters, such as severe storms that could adversely affect the Company’s ability to provide energy.

Degree-days measure changes in daily mean temperature levels. A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees. As shown on the table below, weather conditions during the first three quarters of 2010 measured by heating degree-days were lower/warmer for 2010 as compared to 2009, favorably impacting electric revenues. The fourth quarter of 2010 had colder weather conditions compared to 2009, favorably impacting gas sales. Weather conditions during the three summer months ended September 30, 2010 measured by cooling degree-days were 58.2% higher/warmer as compared to the same period in 2009, favorably impacting electric revenues. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days (Worcester, MA)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
2010	3,046	668	128	2,400	6,242
2009	3,352	938	271	2,341	6,902
Normal 30-Year Average	3,273	970	163	2,332	6,738

Cooling Degree-Days (Boston, MA)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
2010	—	259	810	13	1,082
2009	—	79	512	—	591
Normal 30-Year Average	—	175	593	8	776

Operating Revenues

Operating revenues for 2010 decreased 4.5% from 2009 as follows:

			Increase/(Decrease)
(in millions)	2010	2009	Amount	Percent
Electric revenues
Retail distribution and transmission	$1,183.8	$1,059.6	$124.2	11.7%
Energy, transition, and other	1,306.1	1,510.9	(204.8)	(13.6)%

Total retail electric revenues	2,489.9	2,570.5	(80.6)	(3.1)%
Gas revenues
Firm and transportation	150.4	146.8	3.6	2.5%
Energy supply and other	276.6	337.1	(60.5)	(17.9)%

Total gas revenues	427.0	483.9	(56.9)	(11.8)%

Total operating revenues	$2,916.9	$3,054.4	$(137.5)	(4.5)%

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

The increase of $124.2 million, or 11.7%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($73.5 million)

•	Increased sales of 3.3% due to the impact of weather conditions, in addition to the annual inflation rate adjustment ($37.6 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $204.8 million, or 13.6%, decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Gas revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area. Firm and transportation revenues increased

$3.6 million, or 2.5%, primarily due to higher average CGAC rates that offset a decrease in gas sales volumes of 2.8%.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the company’s gas supplier service costs. The energy supply and other revenues decrease of $60.5 million, or 17.9%, primarily reflects a decrease in the cost of gas supply. These revenues are fully reconciled with the costs currently recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

Operating expenses

Purchased power and transmission expense was $1,141.0 million in 2010 compared to $1,260.5 million in 2009, a decrease of $119.5 million, or 9.5%. The decrease in expense reflects lower Basic Service and other energy costs of $174.3 million. These decreases were partially offset by higher transmission costs of $54.8 million due to an increase in regional network support costs and increased sales. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $233.9 million in 2010 compared to $297.9 million in 2009, a decrease of $64 million, or 21.5%. The decrease in expense primarily reflects the lower energy costs and lower sales of 2.8%. NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $447.3 million in 2010 compared to $411.2 million in 2009, an increase of $36.1 million, or 8.8%. The primary increase in expense reflects higher pension and PBOP related PAM amortization costs ($20 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were labor and employee related costs ($5.5 million), higher storm-related expenses ($4.6 million), higher transmission maintenance costs ($4.2 million), and higher bad debt expense ($1.7 million).

Depreciation and amortization expense was $311.9 million in 2010 compared to $370.1 million in 2009, a decrease of $58.2 million, or 15.7%. The decrease primarily reflects the completion of the 10-year amortization related to merger integration costs and lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $129.7 million in 2010 compared to $89 million in 2009, an increase of $40.7 million, or 45.7%. These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR anticipated a further increase in Energy Efficiency spending during 2010 and in future years driven by requirements of the GCA. Those spending increases are funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

Property and other taxes expense was $117.8 million in 2010 compared to $107.1 million in 2009, an increase of $10.7 million, or 10%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $136.0 million in 2010 compared to $152.1 million in 2009, a decrease of $16.1 million, or 10.6%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR’s $500 million, 8% Notes in mid-February 2010 and NSTAR Electric’s $125 million, 7.8% Debentures in May 2010. These reductions in interest expense were partially offset by recent debt issuances at lower average effective interest rates.

Interest income and other, net were $30.4 million of net interest income in 2010 compared to $23.5 million of net interest income in 2009, an increase of $6.9 million, or 29.4%, due to increased interest income of $5.3 million related to higher regulatory deferrals, and higher interest income on income tax matters of $0.8 million.

Other income (deductions):

Interest – RCN tax settlement reflects the interest expense accrual of $4.6 million due to the IRS as a result of the acceptance of a settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment.

Other income was $5 million in 2010 compared to $6.6 million in 2009, a decrease of $1.6 million, or 24.2%. The decrease relates primarily to lower investment income.

Other deductions were $12.3 million in 2010 compared to $3.7 million in 2009, an increase of $8.6 million, or 232.4%. The increase relates primarily to merger-related expenses of $6.4 million related to the merger of NSTAR and NU that is expected to close in the second half of 2011, higher charitable donations of $1.1 million and higher miscellaneous non-operating expenses.

Income tax expense:

Tax settlement – RCN reflects the income tax accrual of $15.9 million resulting from the acceptance of a settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment.

Income tax expense was $163.8 million in 2010 compared to $146.9 million in 2009, an increase of $16.9 million, or 11.5%, primarily reflecting a higher pre-tax operating income in 2010.

2009 compared to 2008

Executive Summary

NSTAR achieved earnings growth for 2009 during a very challenging year as a difficult economic climate and unfavorable weather conditions throughout the year negatively impacted its sales. NSTAR performance results in 2009 are as follows:

•	EPS increased $0.15 from $2.22 to $2.37, a 6.8% increase

•	The Company’s common share dividend was increased in 2009 by 6.7% - the twelfth consecutive year the dividend rate has been increased

•	Cash flows from operations increased from $545 million to $637.7 million, or 17.0%

•	The total shareholder return (TSR) for 2009 was 5.6%

•	NSTAR, NSTAR Electric, and NSTAR Gas each maintained their A+ S&P corporate credit ratings

•	NSTAR completed long-term debt financing transactions at favorable interest rates

Earnings per common share were as follows:

	Years ended December 31,
	2009	2008	% Change
Basic and Diluted – Continuing operations	$2.28	$2.11	8.1
Basic and Diluted – Discontinued operations	0.09	0.11	(18.2)

Total	$2.37	$2.22	6.8

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

The demand for electricity and natural gas is affected by weather. Weather impacts electric sales primarily during the summer and, to a greater extent, gas sales during the winter season in NSTAR’s service area. Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently colder or warmer. Also, NSTAR’s electric and gas businesses are sensitive to variations in daily weather, are highly influenced by New England’s seasonal weather variations, and are susceptible to natural events and disasters, such as severe storms that could adversely affect the Company’s ability to provide energy.

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

Heating Degree-Days (Worcester, MA)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
2009	3,352	938	271	2,341	6,902
2008	3,186	874	134	2,414	6,608
Normal 30-Year Average	3,304	972	177	2,362	6,815

Cooling Degree-Days (Boston, MA)
	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
2009	—	79	512	—	591
2008	—	210	578	1	789
Normal 30-Year Average	—	176	593	8	777

Operating Revenues

Operating revenues for 2009 decreased 4.9% from 2008 as follows:

			Increase/(Decrease)
(in millions)	2009	2008	Amount	Percent
Electric revenues
Retail distribution and transmission	$1,059.6	$965.4	$94.2	9.8%
Energy, transition, and other	1,510.9	1,691.3	(180.4)	(10.7)%

Total retail electric revenues	2,570.5	2,656.7	(86.2)	(3.2)%
Gas revenues
Firm and transportation	146.8	146.9	(0.1)	(0.1)%
Energy supply and other	337.1	408.8	(71.7)	(17.5)%

Total gas revenues	483.9	555.7	(71.8)	(12.9)%

Total operating revenues	$3,054.4	$3,212.4	$(158.0)	(4.9)%

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

The increase of $94.2 million, or 9.8%, in retail distribution and transmission revenues primarily reflects:

•	Increased transmission revenues primarily due to the recovery of a higher transmission investment base ($45.2 million) and recovery of higher regional network service and other costs ($51 million)

This increase was partially offset by:

•

Decreased sales of 3.1% due to the impact of weather conditions, economic conditions, and customer conservation measures, partially offset by increased electric revenues resulting from the annual inflation rate adjustment ($2.5 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $180.4 million decrease in energy, transition, and other revenues is primarily attributable to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area. The comparable firm and transportation revenues are attributable to both similar weather patterns and gas commodity rates charged to customers.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenues decrease of $71.7 million primarily reflects a decrease in the cost of gas supply. These revenues are fully reconciled with the cost currently recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

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

Operations and maintenance expense was $411.2 million in 2009 compared to $440.2 million in 2008, a decrease of $29 million, or 6.6%. The primary factors were lower liability claims cost ($6.1 million), lower labor and labor-related costs ($5.4 million), lower storm-related costs ($4.4 million), lower outside services and lower administrative and other operating costs ($11.9 million), and lower fuel costs due to declining prices ($2.1 million). In addition, there were lower pension and PBOP related PAM amortization costs ($5.8 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered through the pension adjustment mechanism. These factors are partially offset by higher bad debt expense of ($3.3 million).

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

Other income (deductions):

Other income was approximately $6.6 million in 2009 compared to $11.2 million in 2008, a decrease of $4.6 million. The decrease relates primarily to the absence of a favorable environmental settlement in 2008 ($4.8 million), the absence of company-owned life insurance proceeds received in 2008 ($1.3 million) and lower interest income in 2009 ($1.7 million). These amounts are partially offset by increases in the cash surrender value of insurance policies that occurred in 2009 ($4.3 million).

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

Liquidity, Commitments and Capital Resources

Financial Market Impact

Volatility and uncertainty in the financial markets may adversely impact the availability of credit and the cost of credit to NSTAR and its subsidiary companies. During 2010, NSTAR has been able to successfully access capital markets to issue long-term debt and also to facilitate short-term financing for working capital needs. NSTAR and its subsidiaries utilize the commercial paper market to meet their short-term cash requirements. NSTAR and NSTAR Electric currently have Revolving Credit Agreements in place through December 2012. These Credit Agreements serve as a liquidity backup to the commercial paper program. Short-term commercial paper debt obligations are commonly refinanced to long-term obligations with fixed-rate bonds or notes as needed or when interest rates are considered favorable. Refer to the accompanying Item 1A, “Risk Factors,” for a further discussion.

Working Capital

During 2009 and 2010, NSTAR successfully refinanced several current maturities of long-term debt obligations. NSTAR and NSTAR Electric filed a joint Registration Statement on Form S-3 on October 9, 2009 in preparation for possible public debt offerings. On November 17, 2009, NSTAR issued $350 million in 4.50% Debentures due 2019 that was used to partially reduce short-term borrowings, with the remainder invested on a short-term basis. The short-term borrowing capacity and short-term investments that resulted from the November 17, 2009 $350 million Debentures issuance were utilized to help pay NSTAR’s (Holding company) $500 million Note that became due in February 2010. On January 14, 2010, NSTAR Gas entered into a $125 million Bond Purchase Agreement with private investors on a 10-year First Mortgage Bond series at a coupon rate of 4.46%. Funding took place on January 28, 2010. NSTAR Electric had a $125 million Note due in May 2010. On March 16, 2010, NSTAR Electric issued, at a discount, $300 million of 5.50% Debentures due 2040. The proceeds from this sale were used to retire NSTAR Electric’s short-term debt and for other corporate purposes. On May 17, 2010, NSTAR Electric retired its $125 million, 7.8% Debentures as scheduled. NSTAR believes that it has adequate access to short-term credit markets to facilitate its working capital needs at favorable terms.

As of December 31, 2010, NSTAR, NSTAR Electric, and NSTAR Gas had $175 million, $450 million, and $100 million, respectively, in available unused revolving credit facilities in order to meet working capital needs.

Capital Expenditures and Contractual Obligations

The most recent estimates of capital expenditures for 2011 and the years 2012-2015 are as follows:

(in millions)	2011	2012-2015
Plant expenditures:
Electric	$420	$1,320
Gas	60	180

	$480	$1,500

The amounts shown above exclude expenditures for NSTAR’s proposed transmission investment with Northeast Utilities and Hydro-Quebec as these costs will be incurred by NPT.

Management continuously reviews its capital expenditure and financing programs. These programs and the estimates included in this Form 10-K are subject to revision due to changes in regulatory requirements, operating requirements, environmental standards, availability and cost of capital, interest rates and other assumptions.

In addition to plant expenditures, NSTAR enters into a variety of contractual obligations and other commitments in the course of ordinary business activities. The following table summarizes NSTAR’s significant contractual cash obligations as of December 31, 2010:

(in millions)	2011	2012	2013	2014	2015	Years Thereafter	Total
Long-term debt maturities	$1	$401	$1	$316	$4	$1,460	$2,183
Interest obligations on long-term debt	114	114	95	87	79	833	1,322
Securitization obligations	48	84	43	—	—	—	175
Interest obligations on transition property securitization	8	5	1	—	—	—	14
Leases of property	7	7	7	5	4	2	32
Leases of capital equipment	9	8	8	6	5	10	46
Purchase obligations	11	2	—	—	—	—	13
Pension and PBOP obligations	105	70	70	70	70	—	385
Electric capacity obligations	3	3	3	3	3	8	23
Gas transportation & storage agreements	59	54	51	46	22	124	356
Decommissioning of nuclear generating units	8	8	8	8	7	—	39
Electric interconnection agreement	3	3	3	3	3	43	58
Renewable energy contracts	58	58	58	57	57	98	386
Purchase power buy-out obligations	75	32	27	31	31	10	206

Total obligations	$509	$849	$375	$632	$285	$2,588	$5,238

Transition property securitization payments reflect securities issued in 2005 for BEC Funding II, LLC and CEC Funding, LLC. These funding entities recover the principal and interest obligations for their transition property securitization bonds from customers of NSTAR Electric, through a component of NSTAR Electric’s transition charges and, as a result, these payment obligations do not affect NSTAR’s overall cash flow.

Purchase obligations relate to transmission and distribution equipment, computer software and equipment, and various supplies.

Management cannot estimate projected Pension and PBOP contributions beyond 2015. Refer to Note I, “Pension and Other Postretirement Benefits,” in the accompanying Notes to the Consolidated Financial Statements.

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

Renewable energy contract obligations represent projected payments under long-term agreements.

The purchase power buy-out obligation relates to NSTAR Electric’s execution of several agreements to buy-out or restructure certain long-term purchase power contracts. NSTAR Electric fully recovers these payments through its transition charge. These amounts represent payments by NSTAR Electric for these agreements.

Current Cash Flow Activity

NSTAR’s primary uses of cash in 2010 included capital expenditures, dividend payments, long-term and securitized debt redemptions, and share repurchases. NSTAR’s primary sources of cash in 2010 included cash from electric and gas operations, proceeds from the sale of MATEP, and long-term debt issuances.

Operating Activities

The net cash provided by continuing operating activities was $621.4 million in 2010, as compared to $611.2 million in 2009, an increase of $10.2 million primarily due to the timing of the collection of energy costs from customers, higher income tax payments, and lower revenues related to securitization-related debt redemptions.

Investing Activities

The net cash used in investing activities of continuing operations in 2010 was $381.2 million, compared to cash used of $375.7 million in 2009. The majority of the plant expenditures were for system reliability improvements and capacity improvements in the NSTAR service territory. Cash flows from investing activities of discontinued operations consist primarily of the proceeds from the MATEP sale.

Financing Activities

Net cash used in financing activities of continuing operations in 2010 was $552.3 million compared to $118.1 million in 2009. During 2010, $122.7 million was used to acquire NSTAR Common Shares pursuant to an accelerated share repurchase program. Uses of cash primarily reflect long-term and securitized debt redemptions of $721.6 million in 2010 compared to $155.7 million in 2009. In addition, NSTAR’s short-term debt increased by $46.5 million. Sources of cash during 2010 included proceeds from NSTAR Electric’s issuance of $300 million in long-term debt and NSTAR Gas’ issuance of $125 million in long-term debt.

Income Tax Payments

During 2010 and 2009, NSTAR made income tax payments of $158.7 million and $91.3 million, respectively. The increase in 2010 includes the payment of the tax due from the gain on the sale of MATEP.

Long-Term Financing Activities

On January 28, 2010, NSTAR Gas issued $125 million of its 4.46% fixed rate 10-year First Mortgage Bonds, Series N. The proceeds from this sale were used to reduce short-term debt.

In mid-February 2010, NSTAR retired, at maturity, its $500 million, 8% Notes. The short-term borrowing capacity and short-term investments that resulted from the November 2009 $350 million 4.50% Debentures issued by NSTAR were utilized to help pay these Notes.

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

Short-Term Financing Activities

NSTAR’s short-term debt increased by $46.5 million to $387.5 million at December 31, 2010 compared to $341 million at December 31, 2009. The increase resulted primarily from the issuance of commercial paper.

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times. The prescribed ratio is calculated excluding Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio includes in debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. NSTAR Gas must also maintain a total debt to capitalization ratio no greater than 65% at all times pursuant to its revolving credit agreement. NSTAR Gas was in compliance with its financial covenant requirements including a minimum equity requirement, under its long-term debt arrangements at December 31, 2010 and 2009. Under the minimum equity requirement, the outstanding long-term debt of NSTAR Gas must not exceed equity. NSTAR’s long-term debt other than its secured debt issued by NSTAR Gas is unsecured.

NSTAR currently has a $175 million revolving credit agreement that expires December 31, 2012. At December 31, 2010 and 2009, there were no amounts outstanding under the revolving credit agreement.

This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at December 31, 2010 and 2009, had $160 million and zero amounts outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio includes in debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. Commitment fees must be paid on the total agreement amount. At December 31, 2010 and 2009, NSTAR was in full compliance with the aforementioned covenant as the ratios were 56.9% and 59.8%, respectively.

On April 6, 2009, the DPU approved NSTAR Electric’s new two-year financing plan to issue an additional $500 million in long-term debt securities. On October 9, 2009, in connection with this filing, NSTAR and NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue debt securities from time to time in one or more series. On November 17, 2009, NSTAR issued, at a discount, $350 million of fixed rate (4.5%) Debentures due November 15, 2019. In mid-February 2010, NSTAR retired its $500 million, 8% Notes as scheduled. On March 16, 2010, NSTAR Electric sold $300 million of 5.50% Debentures due March 15, 2040. NSTAR and NSTAR Electric used the proceeds from the issuance of these securities for the redemption or repayment of outstanding long-term debt and short-term debt balances and/or general working capital purposes.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At December 31, 2010 and 2009, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $227.5 million and $341 million outstanding balances at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 46.6% and 46.5%, respectively.

As a result of the proposed merger with Northeast Utilities, NSTAR and NSTAR Electric expect to seek waivers or amendments to their revolving credit agreements.

NSTAR Gas has a $100 million revolving credit facility. This facility is due to expire on December 9, 2011. As of December 31, 2010 and 2009, NSTAR Gas had no amounts outstanding. At December 31, 2010 and 2009, NSTAR Gas was in full compliance with its covenant in connection with its facility, as the total debt to capitalization ratios were 53.3% and 38.3%, respectively.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR’s or its subsidiaries’ financial condition and credit ratings.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. As of December 31, 2010, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.2 billion of their total common equity (approximately $2.4 billion) to NSTAR and remain in compliance with debt covenants. Based on NSTAR’s key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected cash requirements.

Commitments and Contingencies

NSTAR is exposed to uncertain tax positions and regulatory matters as discussed in this MD&A under the caption “Critical Accounting Policies and Estimates,” and as disclosed in Note P, “Commitments and Contingencies,” in the accompanying Notes to the Consolidated Financial Statements.

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

Financial and Performance Guarantees

On a limited basis, NSTAR and certain of its subsidiaries may enter into agreements providing financial assurance to third parties.

At December 31, 2010, outstanding guarantees totaled $23.9 million as follows:

(in thousands)
Surety Bonds	$19,588
Hydro-Quebec Transmission Company Guarantees	4,331

Total Guarantees	$23,919

Surety Bonds

As of December 31, 2010, certain of NSTAR’s subsidiaries have purchased a total of $2.7 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR and certain of its subsidiaries have purchased approximately $16.9 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR and certain of its subsidiaries to the Commonwealth of Massachusetts, required as part of the Company’s workers’ compensation self-insurance program. NSTAR and certain of its subsidiaries have indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR’s Senior Note rating to below BBB by S&P and/or to below Baa2 by Moody’s. These indemnity agreements cover both the performance surety bonds and workers’ compensation bonds.

Hydro-Quebec Transmission Company Guarantees

NSTAR and its subsidiaries have also issued $4.3 million of residual value guarantees related to its equity interest in the Hydro-Quebec Transmission Companies, NEH and NHH.

Management believes the likelihood that NSTAR would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Contingencies

Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of December 31, 2010 and 2009, NSTAR had liabilities of $0.9 million and $0.8 million, respectively, for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of December 31, 2010 and 2009, NSTAR had a liability of approximately $15.9 million and $14 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was identified as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

Fair Value of Financial Instruments

Carrying amounts and fair values of long-term indebtedness (excluding notes payable, including current maturities) as of December 31, 2010 and 2009 were as follows:

	2010		2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness of continuing operations (including current maturities)	$2,348,925	$2,545,200	$2,649,681	$2,755,110
Indebtedness of discontinued operations	$—	$—	$84,163	$85,290

As discussed in the following section, NSTAR’s exposure to financial market risk results primarily from fluctuations in interest rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Energy Risk Management

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

To mitigate the cash flow and cost variability related to the commodity price risk on approximately one-third of its natural gas purchases, NSTAR Gas purchases financial futures contracts on behalf of its customers. NSTAR Gas has a rate-making mechanism that provides for recovery of the actual settlement value of these contracts on a fully reconciling basis. Refer to the accompanying Notes to Consolidated Financial Statements, Note G, “Derivative Instruments - Hedging Agreements,” for a further discussion.

Interest Rate Risk

NSTAR believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs. These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable. At December 31, 2010 and 2009, respectively, all of NSTAR’s long-term debt had fixed interest rates. The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding. The weighted average interest rates, excluding fees for short-term indebtedness, were 0.23% and 0.31% for 2010 and 2009, respectively. On a long-term basis, NSTAR mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

Item 8.	Financial Statements and Supplementary Data

NSTAR

Consolidated Statements of Income

	Years ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Operating revenues	$2,916,921	$3,054,357	$3,212,411

Operating expenses:
Purchased power and transmission	1,141,004	1,260,510	1,353,747
Cost of gas sold	233,879	297,864	372,389
Operations and maintenance	447,319	411,172	440,173
Depreciation and amortization	311,913	370,082	369,800
Energy efficiency and renewable energy programs	129,718	88,954	73,269
Property and other taxes	117,818	107,073	95,812

Total operating expenses	2,381,651	2,535,655	2,705,190

Operating income	535,270	518,702	507,221

Interest charges (income):
Long-term debt	124,202	132,599	126,187
Transition property securitization	11,826	19,540	28,120
Interest income and other, net	(30,383)	(23,503)	(9,617)

Total interest charges	105,645	128,636	144,690

Other (deductions) income:
Interest - RCN tax settlement	(4,602)	—	—
Other income	5,030	6,564	11,172
Other deductions	(12,337)	(3,739)	(5,002)

Total other (deductions) income	(11,909)	2,825	6,170

Income from continuing operations before income taxes	417,716	392,891	368,701

Tax settlement - RCN	15,949	—	—
Income taxes	163,813	146,916	140,745

Total income taxes	179,762	146,916	140,745

Net income from continuing operations	237,954	245,975	227,956
Gain on sale of discontinued operations, net of tax	109,950	—	—
Income from discontinued operations, net of tax	7,005	9,233	11,551

Net income	354,909	255,208	239,507
Preferred stock dividends - noncontrolling interest	1,960	1,960	1,960

Net income attributable to common shareholders	$352,949	$253,248	$237,547

Weighted average common shares outstanding:
Basic	104,981	106,808	106,808
Diluted	105,218	106,996	107,045
Earnings per common share - Basic (Note D):
Continuing operations	$2.25	$2.28	$2.11
Discontinued operations	1.11	0.09	0.11

Total earnings	$3.36	$2.37	$2.22

Earnings per common share - Diluted (Note D):
Continuing operations	$2.24	$2.28	$2.11
Discontinued operations	1.11	0.09	0.11

Total earnings	$3.35	$2.37	$2.22

Dividends declared per common share	$1.625	$1.525	$1.425

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Net income attributable to common shareholders	$352,949	$253,248	$237,547
Other comprehensive loss from continuing operations, net:
Pension and postretirement benefit costs	(2,451)	(1,032)	(1,534)
Deferred income tax benefit	994	383	634

Total other comprehensive loss from continuing operations, net	(1,457)	(649)	(900)

Comprehensive income from continuing operations	351,492	252,599	236,647

Other comprehensive income (loss) from discontinued operations, net:
Postretirement benefit (costs)	43	(251)	(51)
Deferred income tax (expense) benefit	(18)	97	19

Total other comprehensive income (loss) from discontinued operations, net	25	(154)	(32)

Comprehensive income	$351,517	$252,445	$236,615

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Common Shareholders’ Equity

(in thousands, except share information)

	Common Shares Issued and Outstanding (200,000,000 shares authorized)	Par Value Issued ($1/Share)	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2008	106,808,376	$106,808	$818,601	$876,271	$(13,525)	$1,788,155
Equity compensation plans	—	—	(5,111)	—	—	(5,111)
Net income attributable to common shareholders	—	—	—	253,248	—	253,248
Dividends declared to common shareholders	—	—	—	(162,883)	—	(162,883)
Other comprehensive income:
Amortization of pension & postretirement costs deferred, net of tax	—	—	—	—	(803)	(803)

Balance, December 31, 2009	106,808,376	106,808	813,490	966,636	(14,328)	1,872,606
Equity compensation plans	—	—	2,439	—	—	2,439
Acquisition and retirement of common shares	(3,221,649)	(3,221)	(25,355)	(94,979)	—	(123,555)
Net income attributable to common shareholders	—	—	—	352,949	—	352,949
Dividends declared to common shareholders	—	—	—	(169,619)	—	(169,619)
Postretirement plan of MATEP (discontinued operation sold in June 2010)	—	—	—	—	1,175	1,175
Other comprehensive income:
Amortization of pension & postretirement costs deferred, net of tax	—	—	—	—	(1,432)	(1,432)

Balance, December 31, 2010	103,586,727	$103,587	$790,574	$1,054,987	$(14,585)	$1,934,563

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

	December 31,
	2010	2009
	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$13,083	$143,449
Restricted cash	17,007	—
Refundable income taxes	129,120	129,120
Accounts receivable, net of allowance of $35,765 and $32,545, respectively	272,673	248,094
Accrued unbilled revenues	55,366	67,159
Regulatory assets	412,349	337,172
Inventory, at average cost	51,362	59,307
Other	45,713	39,069
Assets of discontinued operations held for sale	—	167,857

Total current assets	996,673	1,191,227

Utility plant:
Electric and gas, at original cost	6,274,123	6,031,853
Less: accumulated depreciation	1,625,564	1,525,248

Net electric and gas plant in-service	4,648,559	4,506,605
Construction work in progress	106,710	68,582

Net utility plant	4,755,269	4,575,187

Other property and investments:
Unregulated property, at original cost, net	16,168	18,571
Electric equity investments	5,619	4,683
Other investments	77,157	75,931

Total other property and investments	98,944	99,185

Deferred debits:
Regulatory assets	2,031,626	2,228,243
Other deferred debits	51,413	50,944

Total deferred debits and other assets	2,083,039	2,279,187

Total assets	$7,933,925	$8,144,786

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

	December 31,
	2010	2009
	(in thousands)
Liabilities and Capitalization
Current liabilities:
Long-term debt	$687	$625,687
Transition property securitization	46,955	57,553
Notes payable	387,500	341,000
Income taxes	105,403	62,809
Accounts payable	294,805	245,720
Power contract obligations	79,200	132,128
Accrued interest	24,025	32,676
Dividends payable	44,351	43,050
Accrued expenses	20,754	20,337
Other	73,761	78,233
Liabilities of discontinued operations held for sale	—	89,956

Total current liabilities	1,077,441	1,729,149

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,305,488	1,230,992
Unamortized investment tax credits	15,173	16,795
Power contract obligations	143,046	214,684
Pension and other postretirement liability	672,517	625,476
Regulatory liability - cost of removal	279,478	269,603
Other	161,936	176,040

Total deferred credits and other liabilities	2,577,638	2,533,590

Capitalization:
Long-term debt:
Long-term debt	2,173,423	1,754,236
Transition property securitization	127,860	212,205

Total long-term debt	2,301,283	1,966,441

Noncontrolling interest - preferred stock of subsidiary	43,000	43,000

Common equity:
Common shares, par value $1 per share, 200,000,000 shares authorized,
103,586,727 in 2010 and 106,808,376 in 2009 issued and outstanding (Note C)	103,587	106,808
Premium on common shares	790,574	813,490
Retained earnings	1,054,987	966,636
Accumulated other comprehensive loss	(14,585)	(14,328)

Total common equity	1,934,563	1,872,606

Total capitalization	4,278,846	3,882,047

Commitments and contingencies
Total liabilities and capitalization	$7,933,925	$8,144,786

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Operating activities:
Net income	$354,909	$255,208	$239,507
Less: Income from discontinued operations, net of tax	7,005	9,233	11,551
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(175,702)	—	—
Depreciation and amortization	311,913	370,082	369,800
Debt amortization	5,617	5,608	6,261
Deferred income taxes	66,974	59,962	8,737
Noncash stock-based compensation	8,776	8,495	9,773
Net changes in:
Accounts receivable and accrued unbilled revenues	(12,786)	56,683	(3,624)
Inventory, at average cost	7,945	28,676	27,808
Other current assets	(6,644)	(6,009)	(147,542)
Accounts payable	51,751	(9,832)	(23,262)
Other current liabilities	17,428	(20,471)	(20,328)
Regulatory assets	57,426	(17,322)	(17,815)
Long-term power contract obligations	(131,958)	(123,776)	(113,965)
Net change from other miscellaneous operating activities	72,788	13,099	193,865

Cash provided by operating activities of continuing operations	621,432	611,170	517,664
Cash (used in) provided by operating activities of discontinued operations	(71,749)	26,576	27,384

Net cash provided by operating activities	549,683	637,746	545,048

Investing activities:
Plant expenditures (including AFUDC)	(360,199)	(375,164)	(414,986)
Proceeds from sale of properties	—	2,074	2,175
Increase in restricted cash	(17,007)	—	—
Net change in other investment activities	(4,025)	(2,595)	8,072

Cash used in investing activities of continuing operations	(381,231)	(375,685)	(404,739)
Cash provided by (used in) investing activities of discontinued operations	337,707	(3,971)	(12,881)

Net cash used in investing activities	(43,524)	(379,656)	(417,620)

Financing activities:
Long-term debt issuances, net	420,194	451,637	—
Debt issuance costs	(3,728)	(3,429)	—
Transition property securitization redemptions	(94,943)	(154,031)	(153,579)
Long-term debt redemptions	(626,650)	(1,629)	(1,582)
Net change in notes payable	46,500	(241,883)	179,483
Acquisition of common shares under accelerated repurchase program	(123,555)	—	—
Common share dividends paid	(168,316)	(160,213)	(149,532)
Preferred stock dividends of subsidiary to the noncontrolling interest	(1,960)	(1,960)	(1,960)
Change in disbursement accounts	3,895	1,475	(1,963)
Cash received for exercise of equity compensation	17,001	5,065	4,846
Cash used to settle equity compensation	(22,932)	(13,616)	(11,585)
Windfall tax effect of settlement of equity compensation	2,146	464	744

Cash used in financing activities of continuing operations	(552,348)	(118,120)	(135,128)
Cash used in financing activities of discontinued operations	(86,776)	(4,756)	(4,437)

Net cash used in financing activities	(639,124)	(122,876)	(139,565)

NSTAR

Consolidated Statements of Cash Flows

(continued)

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Net (decrease) increase in cash and cash equivalents	(132,965)	135,214	(12,137)
Adjustment for discontinued operations, net of dividends	2,599	(4,149)	3,434
Cash and cash equivalents at the beginning of the year	143,449	12,384	21,087

Cash and cash equivalents at the end of the year	$13,083	$143,449	$12,384

Supplemental disclosures of cash flow information:
Continuing operations - Cash paid during the year for:
Interest, net of amounts capitalized	$149,129	$141,586	$159,915
Income taxes	$102,019	$91,281	$122,609

Continuing operations - Non-cash investing activity:
Plant additions included in accounts payable	$20,280	$26,841	$52,359

Discontinued operations - Cash paid during the year for:
Interest, net of amounts capitalized	$1,525	$6,369	$6,708
Income taxes	$56,717	$—	$1,869

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Business Organization and Summary of Significant Accounting Policies

1. About NSTAR

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. NSTAR’s retail electric and natural gas transmission and distribution utility subsidiaries are NSTAR Electric and NSTAR Gas, respectively. Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric, provides distribution service and ongoing support to its only customer, the Massachusetts Water Resources Authority. On June 1, 2010, NSTAR completed the sale of its stock ownership interest in its district energy operations business, Medical Area Total Energy Plant, Inc. (MATEP). NSTAR also has unregulated subsidiaries in telecommunications (NSTAR Com) and liquefied natural gas (Hopkinton). For segment reporting purposes, NSTAR has aggregated the results of operations and assets of NSTAR Com with the electric utility operations, and Hopkinton with gas utility operations.

NSTAR consolidates three-wholly owned special purpose subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC. These entities were created to complete the sale of electric rate reduction certificates to a special purpose trust created by two Massachusetts state agencies. These financing transactions securitized the costs incurred related to the divestiture of generation assets and long-term power contracts. The activities of BEC Funding LLC were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

2. Proposed Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement at closing, NSTAR will become a wholly-owned subsidiary of NU. The combined company will provide electric and gas energy delivery services to over half of the customers in New England. The combined company will operate six regulated electric and gas utilities in three states and will have nearly 3.5 million electric and gas customers. The Merger Agreement provides that, upon completion of the merger, the Board of Trustees of the combined company will consist of fourteen members including (a) seven designees of NU (which will include Charles W. Shivery, Chairman, President and Chief Executive Officer of NU) and (b) seven designees of NSTAR (which will include Thomas J. May, Chairman, President and Chief Executive Officer of NSTAR). At the time of this filing, the other six designees of each of NU and NSTAR had not been determined. In addition, upon completion of the merger, each of the Audit, Compensation, Executive, Finance and Governance Committees of the Board of Trustees will consist of an equal number of Trustees designated by NU and NSTAR. The Chair of the Audit and Governance Committees of the Board of Trustees shall be designated by NU and the Chair of the Compensation and Finance Committees of the Board of Trustees shall be designated by NSTAR. Mr. May will be a trustee and a member of the Executive Committee of the Board of Trustees. In addition, NU will designate the lead Trustee. Upon completion of the merger, Mr. May will serve as President and Chief Executive Officer and Mr. Shivery will serve as Non-executive Chairman of the combined company for a period of 18 months, at which time Mr. May will become Chairman of the combined company.

Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent and former NSTAR shareholders will own approximately 44 percent of the combined company. NSTAR filed its Definitive Proxy Statement with the SEC on January 5, 2011 and scheduled a special shareholder meeting for March 4, 2011 at which shareholders of record as of January 4, 2011 will vote on whether to approve the merger.

Completion of the merger is subject to various customary conditions, including approval by two-thirds of the outstanding shares of each company, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and applicable regulatory approvals by the DPU, the FERC, the Nuclear Regulatory Commission, and the Federal Communications Commission. Several intervening parties have applied to participate in the regulatory review of the merger and have raised various issues that they feel the regulatory agencies should examine in the course of the proceedings.

The Connecticut Department of Public Utility Control (CDPUC) originally issued a determination in November 2010 stating it lacked jurisdiction over the merger; however, following the filing in December 2010 of a Petition by the Connecticut Office of Consumer Counsel, supported by the Connecticut Attorney General, the CDPUC issued an Administrative Order in January 2011 advising that it plans to hold a hearing to determine if it has jurisdiction over the merger. With respect to the review by the Massachusetts DPU, as a result of comments received from intervenors, the DPU has issued a request to solicit comments on whether the standard of review for mergers should be modified from the current standard. Assuming the regulatory reviews proceed according to the tentative schedule, the companies anticipate that the regulatory approvals will be obtained by the third quarter of 2011.

3. Basis of Consolidation and Accounting

The accompanying Consolidated Financial Statements reflect the results of operations, comprehensive income, common shareholders’ equity, financial position and cash flows of NSTAR and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior year’s consolidated financial statements to conform to the current year’s presentation.

NSTAR’s utility subsidiaries follow accounting policies prescribed by the FERC and the DPU. In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the SEC. The accompanying Consolidated Financial Statements are prepared in conformity with GAAP. NSTAR’s utility subsidiaries are subject to the application of Accounting Standards Codification (ASC) 980, Regulated Operations, that considers the effects of regulation resulting from differences in the timing of their recognition of certain revenues and expenses from those of other businesses and industries. The energy delivery business is subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980. Refer to Note F, “Regulatory Assets,” for more information.

4. Use of Estimates

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

5. Revenues

Electric and gas revenues are based on authorized rates approved by the DPU and the FERC. Estimates of distribution and transition revenues for electricity and natural gas delivered to customers but not yet billed are accrued at the end of each accounting period.

Revenues for NSTAR’s unregulated subsidiaries are recognized when services are rendered. NSTAR records sales taxes collected from its customers on a net basis (excluded from operating revenues).

6. Utility Plant

Utility plant is stated at original cost. The cost of replacements of property units is capitalized. Maintenance and repairs are expensed as incurred. The original cost of property retired, net of salvage value, is charged to accumulated depreciation. The incurred related cost of removal is charged against the “Deferred credits and other liabilities: Regulatory liability - cost of removal” in the accompanying Consolidated Balance Sheets. The following is a summary of utility property and equipment, at cost, at December 31:

(in thousands)	2010	2009
Electric -
Distribution	$3,964,499	$3,822,900
Transmission	1,293,294	1,234,003
General	210,831	199,839

Electric utility plant	5,468,624	5,256,742

Gas -
Distribution and Transmission	706,242	676,526
General	99,257	98,585

Gas utility plant	805,499	775,111

Total utility plant	$6,274,123	$6,031,853

7. Unregulated Property

Unregulated property is stated at cost or its net realizable value. Depreciation and amortization of telecommunications equipment is computed on a straight-line basis over the estimated life of the asset, typically 15 years. The following is a summary of unregulated property, plant and equipment, at cost less accumulated depreciation, at December 31:

(in thousands)	2010	2009
Telecommunications equipment	$39,487	$39,410
Land	4,783	4,783
Buildings and improvements	3,464	3,464
Less: accumulated depreciation	(31,566)	(29,086)

Total unregulated property, net	$16,168	$18,571

8. Depreciation and Amortization

Depreciation of utility plant is computed on a straight-line basis using composite rates based on the estimated useful lives of the various classes of property. The composite rates placed into effect are subject to the approval of the DPU and the FERC. The rates include a cost of removal component, which is collected from customers during the service life of the property. The overall rates and depreciation and amortization expense of utility plant were as follows:

	Years ended December 31,
(dollars in millions)	2010	2009	2008
Overall average depreciation rate for utility plant	3.00%	3.07%	3.03%
Depreciation and amortization expense of utility plant	$184.1	$176.7	$168.8
Depreciation and amortization expense on telecommunications equipment	$2.5	$2.5	$2.3

9. Allowance for Borrowed Funds Used During Construction (AFUDC)

AFUDC represents the estimated costs to finance utility plant construction. In accordance with regulatory accounting, AFUDC is included as a cost of utility plant and a reduction of current interest charges. Although AFUDC is not a current source of cash income, the costs are recovered from customers over the service life of the related plant in the form of increased revenue collected as a result of higher depreciation expense. Changes in AFUDC rates are directly related to changes in short-term borrowing rates.

	Years ended December 31,
	2010	2009	2008
Average AFUDC rate	0.41%	0.50%	2.38%

10. Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents at December 31, 2010 and 2009 are comprised of liquid securities with maturities of 90 days or less when purchased.

In accordance with the financial assurance policy of ISO-NE, NSTAR Electric has deposited $17 million in an escrow account as of December 31, 2010. This policy is anticipated to be modified during 2011 resulting in the refunding of this deposit to NSTAR Electric. Accordingly, this deposit is presented as a “Current assets: Restricted cash” in the accompanying Consolidated Balance Sheets.

NSTAR’s banking arrangements provide for daily cash transfers to its disbursement accounts as vendor checks are presented for payment. These banking arrangements do not permit the right of offset amongst subsidiaries’ cash accounts. As a result, credit balances of certain subsidiary disbursement accounts in the amounts of $25.1 million and $21.2 million, respectively, at December 31, 2010 and 2009 are included in “Current liabilities: Accounts payable” on the accompanying Consolidated Balance Sheets. Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

11. Use of Fair Value

NSTAR uses a fair value hierarchy that gives the highest priority to quoted prices in active markets, and is applicable to fair value measurements of derivative contracts and other instruments that are subject to mark-to-market accounting. Refer to Note M, “Fair Value Measurements,” for more information.

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

12. Income Taxes

Income tax expense includes the current tax obligation or benefit and the change in net deferred income tax liability for the period. Deferred income taxes result from temporary differences between financial and tax basis of certain assets and liabilities. Income tax benefits associated with uncertain tax positions are recognized when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. Refer to Note H, “Income Taxes,” for more information.

13. Equity Method of Accounting

NSTAR uses the equity method of accounting for investments in corporate joint ventures in which it does not have a controlling interest. Under this method, it records as income or loss the proportionate share of the net earnings or losses of the joint ventures with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash dividends are received. NSTAR participates in several corporate joint ventures in which it has investments, principally its 14.5% equity investment in two companies, NEH and NHH that own and operate transmission facilities and its 25% equity investments in Northern Pass Transmission LLC (NPT), a joint venture with NU to build, own and operate a transmission facility to import electricity from the Hydro-Quebec system in Canada. NSTAR also retains equity investments ranging from 4% to 14% in three regional nuclear facilities (CY, MY, and YA), all of which have been decommissioned in accordance with the federal NRC procedures.

14. Interest Income and Other, Net

Major components of interest income and other, net were as follows:

	Years ended December 31,
(in thousands)	2010	2009	2008
Regulatory deferrals	$27,056	$21,708	$17,012
Income tax items	7,639	6,825	4,607
Other interest expense	(3,850)	(4,165)	(3,584)
Short-term debt expense	(884)	(1,373)	(10,259)
AFUDC	422	508	1,841

Total interest income and other, net	$30,383	$23,503	$9,617

Other interest expense includes interest on life insurance policies, loan facility charges, and interest on customer deposits.

15. Other Income (Deductions)

Major components of other income were as follows:

	Years ended December 31,
(in thousands)	2010	2009	2008
Earnings, dividends, and other income related to equity investments	$892	$891	$820
Interest and rental income	1,263	2,658	4,520
Environmental settlement proceeds	360	—	4,750
Income from life insurance policies	2,528	2,786	—
Miscellaneous other (expense) income, net	(13)	229	1,082

Total other income	$5,030	$6,564	$11,172

Major components of other deductions were as follows:

	Years ended December 31,
(in thousands)	2010	2009	2008
Merger-related expenses	$(6,416)	$—	$—
Charitable contributions	(3,835)	(2,728)	(860)
Investment losses from life insurance policies	—	—	(1,486)
Miscellaneous other deductions	(2,086)	(1,011)	(2,656)

Total other deductions	$(12,337)	$(3,739)	$(5,002)

16. Purchase and Sales Transactions with ISO-NE

NSTAR Electric has several remaining long-term power contracts that it sells through ISO-NE at daily market prices, which are not used to satisfy NSTAR Electric’s Basic Service energy requirements. NSTAR Electric is required by the DPU to credit all proceeds from these energy sales back to its customers. NSTAR Electric may not execute new long-term energy supply agreements without approval of the DPU. NSTAR records the proceeds from the sales of these contracts as a reduction to “Purchased power and transmission” on the accompanying Consolidated Statements of Income.

	Years ended December 31,
(in millions)	2010	2009	2008
Proceeds from sales of long-term power contracts	$162.0	$147.1	$251.9

17. Variable Interest Entities

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

18. Subsequent Events

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

The sale resulted in a non-recurring, after-tax gain of $109.9 million, including transaction costs, or $1.04 per share, for 2010. Part of the sale proceeds were utilized to retire the $85.5 million of MATEP’s long-term Notes, together with a retirement premium of $18 million.

The operating results of MATEP through May 31, 2010 summarized below, have been separately classified and reported as discontinued operations on the accompanying Consolidated Statements of Income.

(in thousands)	Years ended December 31,
	2010	2009	2008
Operating revenues	$52,232	$116,887	$137,066
Operating expenses	38,977	94,452	112,197
Interest charges	2,754	6,892	7,251
Other income (expense)	276	(845)	296
Income tax expense	3,772	5,465	6,363

Income from discontinued operations	7,005	9,233	11,551
Gain on sale of discontinued operations	175,702	—	—
Income tax expense on gain on sale	(65,752)	—	—

Net income from discontinued operations	$116,955	$9,233	$11,551

Effective December 21, 2009, with the execution of a purchase and sale agreement, NSTAR ceased recording depreciation and amortization expense on MATEP in accordance with MATEP’s classification as a discontinued operation held for sale. Had NSTAR continued to record depreciation and amortization expense through May 2010 and in 2009, additional charges of $3.5 million and $0.5 million would have been recognized, respectively.

A condensed presentation of the components of MATEP’s assets and liabilities held for sale at December 31, 2009 summarized below, were classified as current assets and current liabilities of discontinued operations held for sale on the accompanying Consolidated Balance Sheets at December 31, 2009:

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

On June 3, 2010, NSTAR entered into a $125 million Accelerated Share Repurchase (ASR) program with an investment bank, which delivered to NSTAR 3,221,649 Common Shares under the ASR.

In the fourth quarter of 2010, upon settlement of the ASR, NSTAR recorded a final adjustment to common equity for the termination of the ASR reflecting the receipt of approximately $2.3 million in cash from the investment bank. No additional shares were delivered to NSTAR at the conclusion of the ASR. The excess of amounts paid over par value for the 3,221,649 Common Shares delivered was allocated between Retained earnings and Premium on Common Shares.

In conjunction with the announcement of the proposed NSTAR and NU merger, NSTAR elected to cease the remaining $75 million of purchases of Common Shares that had been planned under the $200 million share repurchase program.

Note D. Earnings Per Common Share

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

(in thousands, except per share amounts)	2010	2009	2008
Net income attributable to common shareholders	$352,949	$253,248	$237,547
Earnings per common share - Basic:
Continuing operations	$2.25	$2.28	$2.11
Discontinued operations	1.11	0.09	0.11

Total earnings	$3.36	$2.37	$2.22

Earnings per common share - Diluted:
Continuing operations	$2.24	$2.28	$2.11
Discontinued operations	1.11	0.09	0.11

Total earnings	$3.35	$2.37	$2.22

Weighted average common shares outstanding for basic EPS	104,981	106,808	106,808
Effect of dilutive shares:
Weighted average dilutive potential common shares	237	188	237

Weighted average common shares outstanding for diluted EPS	105,218	106,996	107,045

The following table summarizes potential common shares that are excluded from the calculation of diluted EPS as their effect would be anti-dilutive:

(in thousands)	2010	2009	2008
Deferred shares	—	199	97
Stock options	262	1,013	706
Performance shares	62	—	—

Note E. Asset Retirement Obligations and Cost of Removal

The fair value of a liability for an asset retirement obligation (ARO) is recorded in the period in which it is incurred. When the liability is initially recorded, NSTAR capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

A recorded asset retirement cost liability approximates the current cost for NSTAR to liquidate its legal or contractual obligations to perform actions at some point after the retirement of an asset. The following amounts were included in “Deferred credits and other liabilities: Other” on the accompanying Consolidated Balance Sheets:

	December 31,
(in millions)	2010	2009
Asset retirement obligation	$34	$30

For NSTAR’s regulated utility businesses, the ultimate cost to remove utility plant from service (cost of removal) is recognized as a component of depreciation expense in accordance with approved regulatory treatment. The following amounts were based on the estimated cost of removal component in current depreciation rates and represent the cumulative amounts collected from customers for cost of removal, but not yet expended:

	December 31,
(in millions)	2010	2009
Regulatory liability - cost of removal	$279	$270

Note F. Regulatory Assets

Regulatory assets represent costs incurred that are probable of recovery from customers through future rates in accordance with agreements with regulators. These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory assets consisted of the following:

	December 31,
(in thousands)	2010	2009
Energy contracts (including Yankee units)	$222,245	$346,812
Goodwill	577,901	598,060
Securitized and other energy-related costs	496,416	580,927
Retiree benefit costs	963,172	916,287
Income taxes, net	25,250	26,877
Purchased energy costs over collection	(5,249)	(90,692)
Redemption premiums	20,748	23,243
Other	143,492	163,901

Total current and long-term regulatory assets	$2,443,975	$2,565,415

Under the traditional revenue requirements model, electric and gas rates are based on the cost of providing energy delivery service. Accounting rules require companies to defer the recognition of certain costs when incurred if future rate recovery of those costs is probable. This is applicable to NSTAR’s electric and gas distribution and transmission operations.

Amortization expense recorded to “Depreciation and amortization” on the accompanying Consolidated Statements of Income on certain regulatory assets for 2010, 2009, and 2008, was $125.3 million, $190.9 million, and $198.7 million, respectively. The amortization of other regulatory assets is recorded to “Purchased power and transmission” on the accompanying Consolidated Statements of Income.

Energy contracts

At December 31, 2010 and 2009, respectively, $174.2 million and $296.6 million represent the contract termination liability related to certain purchase power contract buy-out agreements that NSTAR Electric executed in 2004 and their future recovery through NSTAR Electric’s transition charge. Since no cash outlay was incurred by NSTAR, NSTAR recognized this regulatory asset as a result of recording the contract termination liability. NSTAR does not earn a return on this regulatory asset. The contracts’ termination payments will occur over time and will be collected from customers through NSTAR’s transition charge over the same time period. The cost recovery period of these terminated contracts is through September 2016.

The unamortized balance of the costs to decommission the CY, YA, and MY nuclear power plants was $39.2 million and $48.5 million at December 31, 2010 and 2009, respectively. All three nuclear units were notified by the NRC that their respective former plant sites were decommissioned in accordance with NRC procedures and regulations. NSTAR’s liability for CY decommissioning and its recovery ends at the earliest in 2015, for YA in 2014, and for MY in 2013. However, should the actual costs exceed current estimates, NSTAR could have an obligation beyond these periods that would be fully recoverable. These costs are recovered through NSTAR Electric’s transition charge. NSTAR does not earn a return on decommissioning costs, but a return is included in rates charged to NSTAR by these plants. Refer to Note P, “Commitments and Contingencies,” for further discussion.

At December 31, 2010 and 2009, $6.4 million and $1.7 million, respectively, represent the recognition of the future recoverability of a net derivative liability recorded related to contracts structured to hedge a portion of NSTAR Gas’ future supply purchases. NSTAR Gas does not earn a return on these balances. Settled amounts would be refunded or collected from customers no later than 18 months from the settlement date. The remaining balance at December 31, 2010 of $2.4 million represents an asset recorded to offset a derivative liability recorded for the fair value of a long-term renewable energy contract. Refer to Note G, “Derivative Instruments,” for further details.

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

Securitized and other energy-related costs

A portion of these energy-related regulatory assets constitute Transition Property collateralizing the Securitization Certificates issued by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC. The collateralized amounts at December 31, 2010 and 2009 were $182.7 million and $281.1 million, respectively. The certificates are non-recourse to NSTAR Electric. The activities of BEC Funding LLC were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

Also included are other costs related to purchase power contract divestitures and certain costs related to NSTAR Electric’s former generation business that are recovered with a return through the transition charge and amounted to $296.5 million and $276.2 million at December 31, 2010 and 2009, respectively. These cost recoveries primarily occur through September 2016 for NSTAR Electric and are subject to adjustment by the DPU.

The remaining energy-related regulatory assets consist of other transition costs and other recoverable charges of $17.2 million and $23.6 million at December 31, 2010 and 2009, respectively.

Retiree benefit costs

Retiree benefit related regulatory assets at December 31, 2010 and 2009 are $963.2 million and $916.3 million, respectively. (Refer to Note I, “Pension and Other Postretirement Benefits,” for further details.) NSTAR recovers its qualified pension and PBOP expenses through a reconciling rate mechanism (PAM). NSTAR recognizes a regulatory asset as an offset for the liability that is recognized for the cumulative funded status of the Pension and PBOP plans, because NSTAR will eventually recover these amounts in rates. At December 31, 2010, this asset was $247.4 million for the Pension Plan and $253.1 million for the PBOP Plan. At December 31, 2009, these amounts were $225.1 million and $243.4 million, respectively. NSTAR does not earn a carrying charge on these amounts.

NSTAR does earn a carrying charge in accordance with PAM on the excess cumulative contribution it has made over what it has cumulatively recognized as expense. At December 31, 2010 and 2009, these balances were $395 million and $413.8 million of the retiree benefit regulatory asset, respectively.

The remainder of regulatory assets in this category consist of deferred under-recovery of costs in the amounts of $67.7 million and $34 million at December 31, 2010 and 2009, respectively. These earn a carrying charge based on short-term interest rates.

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

Purchased energy costs

The purchased energy costs at December 31, 2010 and 2009 relate to deferred electric Basic Service and gas supply costs. Basic Service is the electricity that is supplied by NSTAR Electric when a customer has chosen not to receive service from a competitive supplier. The market price for Basic Service and gas supply costs may fluctuate based on the average market price for energy. Amounts incurred for Basic Service and cost of gas supply are recovered on a fully reconciling basis without a return. The over-collected position of purchased energy costs is presented as a reduction of regulatory assets rather than as a regulatory liability. This is because the amount of the over-collected Basic Service and CGAC positions is exceeded by regulatory assets that will be collected from the same classes of retail electric and gas customers that these over-collected Basic Service and CGAC positions will be returned to.

Redemption premiums

These amounts reflect the unamortized balance of redemption premiums on NSTAR Electric Debentures that are amortized and recovered over the life of the respective debentures pursuant to DPU approval. The decrease reflects the amortization of these redemption premiums. There is no return recognized on this balance.

Other

Amounts included consist of deferred transmission costs, DPU-approved safety and reliability program costs, other DPU costs, and asset retirement obligation costs. Deferred transmission costs represent the difference between the level of billed transmission revenues and the current period costs incurred to provide transmission-related services that will be recovered over a subsequent twelve-month period with carrying charges. The costs associated with safety and reliability programs are under review by the DPU. (See “Regulatory Proceedings - DPU Safety and Reliability Programs (CPSL)” in Note P, “Commitments and Contingencies”). The costs associated with clean up of former gas manufacturing sites are recovered over a seven-year period without a return.

Note G. Derivative Instruments

Energy Contracts

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $2.4 million liability as of December 31, 2010. NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract, and recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract. Changes in the value of the contract have no impact on earnings. NSTAR Gas has only one significant natural gas supply contract. This contract is an all-requirements portfolio asset management contract that expires in October 2011. This contract contains market based pricing terms and therefore no financial statement adjustments are required. The following costs were incurred and recorded to “Cost of gas sold” on the accompanying Consolidated Statements of Income:

	Years ended December 31,
(in millions)	2010	2009	2008
Natural gas supply costs incurred on NSTAR Gas’ all-requirements contract	$139	$177	$259

Refer to the accompanying Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

Natural Gas Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure natural gas supply, and qualify as derivative financial instruments. The fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date. All actual costs incurred or benefits realized when these contracts are settled are included in the CGAC of NSTAR Gas. NSTAR Gas records a regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income. These derivative contracts extend through April 2012. As of December 31, 2010, these natural gas hedging agreements, representing fourteen individual contracts, hedged 11,720 BBtu. The settlement of these contracts may have a short-term cash flow impact. Over the long-term, any such effects are mitigated by a regulatory recovery mechanism for those costs.

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

NSTAR Gas is also subject to this credit risk-related contingent feature. Based on market conditions at the time of a downgrade, NSTAR Gas could be required to post collateral in an amount that could be equal to or less than the fair value of the liability at the time of the downgrade. As of December 31, 2010, NSTAR Gas has an A+ Standard & Poors Issuer credit rating. Collateral obligations are required in the event of a downgrade below an A rating by Standard & Poors and/or if the fair value of the contract exceeds established credit thresholds. Based on NSTAR Gas’ liability position with its gas hedge contract counterparties as of December 31, 2010, should NSTAR Gas’ credit rating be downgraded the collateral obligations described below would result:

Credit Ratings Downgraded to:	Level Below “A” Rating	Incremental Obligations	Cumulative Obligations
(in thousands)
A-/A3	1	$—	$—
BBB+/Baa1	2	—	—
BBB/Baa2	3	—	—
BBB-/Baa3, or below investment grade	4	6,467	6,467

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

Derivative Instruments and Hedging Activities

The following disclosures summarize the fair value of NSTAR Gas’ hedging agreements and NSTAR Electric’s renewable energy contracts deemed to be derivatives, the balance sheet positions of these agreements and the related settlements of hedging agreements:

	December 31,
(in thousands)	2010	2009
Gas Hedging Agreements asset (liability) positions
Consolidated Balance Sheet Account:
Deferred debits - Other deferred debits	$179	$—
Current liabilities - Power contract obligations	(6,646)	(1,604)
Deferred credits and other liabilities - Power contract obligations	—	(51)

Total net liability for hedging derivative instruments	$(6,467)	$(1,655)

	December 31,
(in thousands)	2010	2009
Renewable Energy Contracts - Non-hedging instruments
Consolidated Balance Sheet Account:
Deferred credits and other liabilities - Power contract obligations	$(2,400)	$—

Total liability for non-hedging derivative instruments	$(2,400)	$—

	Amount of Gain or (Loss) Recognized
	Years Ended December 31,
Settlement of Gas Hedging Agreements	2010	2009	2008
Consolidated Statement of Income Account:
(Increase) decrease to Cost of gas sold	$(9,794)	$(46,988)	$(15,661)
Increase (decrease) to revenues reflecting recovery of or return of settlements to customers	9,794	46,988	15,661

Net earnings impact	$—	$—	$—

Note H. Income Taxes

NSTAR recognizes deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Net regulatory assets of $25 million and $27 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 2010 and 2009, respectively. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes and unamortized investment tax credits consisted of the following:

	December 31,
(in thousands)	2010	2009
Deferred tax liabilities:
Depreciation	$862,110	$783,384
Goodwill	226,682	234,589
Power contracts	76,763	112,191
Purchased power	127,827	95,465
Pension expense	99,290	114,634
Other	111,650	69,054

Total deferred tax liabilities	1,504,322	1,409,317

Deferred tax assets:
Postretirement benefits	30,225	13,383
Other	71,036	95,130

Total deferred tax assets	101,261	108,513

Net accumulated deferred income taxes	1,403,061	1,300,804
Accumulated unamortized investment tax credits	15,173	16,795

Net deferred tax liabilities and investment tax credits	$1,418,234	$1,317,599

Investment tax credits are amortized over the estimated remaining lives of the property that generated the credits.

Components of income tax expense were as follows:

(in thousands)	2010	2009	2008
Continuing operations:
Current income tax expense	$96,839	$86,954	$132,008
Deferred income tax expense	68,595	61,604	10,400
Investment tax credit amortization	(1,621)	(1,642)	(1,663)

Income taxes prior to RCN settlement	163,813	146,916	140,745
RCN settlement	15,949	—	—

Income taxes from continuing operations	179,762	146,916	140,745

Discontinued operations:
Current income tax (benefit) expense	44,233	(3,588)	2,127
Deferred income tax expense	25,291	8,460	4,236

Income taxes from discontinued operations	69,524	4,872	6,363

Total income tax expense	$249,286	$151,788	$147,108

The effective income tax rates reflected in the accompanying consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

	2010	2009	2008
Statutory tax rate	35%	35%	35%
State income tax, net of federal income tax benefit	4	4	5
Impact of RCN settlement	3	—	—
Other	(1)	(1)	(2)

Effective tax rate	41%	38%	38%

Settlement with IRS Office of Appeals

On September 30, 2010, NSTAR accepted a settlement offer from the IRS Office of Appeals (“IRS Appeals”) on issues related to its 2001-2007 Federal income tax returns. The settlement resolves all outstanding tax matters related to this period and facilitates the receipt of the Company’s refundable income taxes of approximately $133 million. The settlement was approved by the Joint Committee on Taxation of the U.S. Congress (“Joint Committee”) on January 3, 2011. NSTAR received notification from the IRS on January 3, 2011 that Joint Committee had accepted the settlement agreement.

RCN Corporation (“RCN”) Share Abandonment Issue

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

The settlement with IRS Appeals includes a resolution on the characterization of the loss related to the RCN share abandonment. During the third quarter of 2010, NSTAR recognized a one-time after-tax charge of $20.5 million, including interest, related to the settlement on the accompanying Consolidated Statements of Income as follows:

(in millions)
Tax portion recorded to “Tax settlement - RCN” caption	$15.9
Interest portion recorded to “Interest - RCN tax settlement” caption	4.6

After-tax charge for settlement of RCN issue	$20.5

Simplified Service Cost Method (“SSCM”) Issue and Cash Refund

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

As anticipated, this resolution entitled NSTAR to a refund of approximately $154 million from the IRS representing the original SSCM payment plus interest and other minor items. The SSCM refund is offset by the resolution of the RCN settlement of $20.5 million. The net refund of approximately $133 million is expected to be refunded to NSTAR in the first quarter of 2011.

Resolution of Open Tax Years

With the approval of the settlement agreement with the IRS by Joint Committee, all outstanding tax issues for the years 2001-2007 were resolved, including the RCN share abandonment, the SSCM matter, and other minor issues.

The 2008 and 2009 Federal income tax returns have been examined under the IRS Compliance Assurance Process (“CAP”) with no adjustments. The 2010 Federal income tax return is being reviewed under CAP. This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed. The outcome of any potential audit adjustments and the timing are uncertain.

Uncertain Tax Positions

The following is a reconciliation of the unrecognized tax benefits that have been reflected as uncertain tax position liabilities on the accompanying Consolidated Balance Sheets included in “Deferred credits and other liabilities: Other”:

(in millions)	2010	2009
Balance at January 1	$15	$15
Changes for prior year tax positions	(15)	—

Balance at December 31	$—	$15

During the second quarter of 2010, as a result of progress in settlement discussions with IRS Appeals, NSTAR reversed reserves for uncertain tax positions of $15 million. As of December 31, 2010 and 2009, there were no unrecognized tax benefits of a permanent tax nature that if recognized would have an impact on the Company’s effective tax rate.

Interest on Uncertain Tax Positions

NSTAR recognizes interest accrued related to uncertain tax positions in “Interest income and other, net” on the accompanying Consolidated Statements of Income. Related penalties, if applicable, are reflected in “Other deductions” on the accompanying Consolidated Statements of Income. No penalties were recognized during 2010, 2009, and 2008. The amount of interest income recognized on the accompanying Consolidated Statements of Income and the total amount of accrued interest receivable included in “Other current assets” on the accompanying Consolidated Balance Sheets were as follows:

	Years ended December 31,
(in millions)	2010	2009	2008
Interest income on tax positions	$7.6	$6.8	$4.6

	December 31,
(in millions)	2010	2009
Accrued tax interest receivable	$27.6	$24.6

Note I. Pension and Other Postretirement Benefits

NSTAR recognizes an asset or liability on its balance sheet for the funded status of its Pension and PBOP Plans. The pension asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation as of year-end. For other postretirement benefit plans, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation as of year-end. As a result of NSTAR’s approved regulatory rate mechanism for recovery of pension and postretirement costs, NSTAR has recognized a regulatory asset for the majority of its pension and postretirement costs in lieu of taking a charge to AOCI.

1. Pension

NSTAR provides a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees. Retirement benefits are based on various final average pay formulas. NSTAR also maintains a non-qualified supplemental retirement plan for certain management employees.

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

The following tables for NSTAR’s Pension benefit plans present the change in benefit obligation, change in the Plans’ assets, the funded status, the components of net periodic benefit cost and key assumptions used:

	Years Ended December 31,
(in thousands)	2010	2009
Change in benefit obligation:
Benefit obligation, beginning of the year	$1,140,904	$1,068,392
Service cost	24,525	22,147
Interest cost	64,502	64,316
Plan participants’ contributions	18	19
Actuarial loss	75,267	50,179
Settlement payments	(3,879)	(9,934)
Benefits paid	(66,391)	(54,215)

Benefit obligation, end of the year	$1,234,946	$1,140,904

	Years Ended December 31,
(in thousands)	2010	2009
Change in Plan assets:
Fair value of Plan assets, beginning of the year	$862,038	$716,710
Actual return on Plan assets, net	110,995	82,108
Employer contribution	27,835	127,350
Plan participants’ contributions	18	19
Settlement payments	(3,879)	(9,934)
Benefits paid	(66,391)	(54,215)

Fair value of Plan assets, end of the year	$930,616	$862,038

Funded status, end of year - under funded	$(304,330)	$(278,866)

Source of change in other comprehensive income:

	Years Ended December 31,
(in thousands)	2010	2009
Net loss arising during period	$(2,872)	$(2,840)
Amortization:
Prior service credit	30	35
Actuarial loss	1,400	1,337

Total other comprehensive loss recognized during the year	$(1,442)	$(1,468)

The entire difference between the actual and expected return on Plan assets is reflected as a component of unrecognized actuarial net gain or loss.

Amounts recognized in the accompanying Consolidated Balance Sheets consisted of:

	December 31,
(in thousands)	2010	2009
Current liabilities - Other	$(3,135)	$(2,500)
Deferred credits and other liabilities - Pension and other postretirement liability	(301,195)	(276,366)

Total pension and other postretirement liability	$(304,330)	$(278,866)

	December 31,
	2010	2009
Amounts not yet reflected in net periodic benefit cost and included in AOCI and regulatory asset:
Prior service credit	$1,284	$1,992
Accumulated actuarial loss	(636,558)	(660,840)
Cumulative employer contributions in excess of net periodic benefit cost	330,944	379,982

Net unrecognized periodic pension benefit cost reflected on the accompanying Consolidated Balance Sheets	$(304,330)	$(278,866)

The estimated prior service credit and net actuarial loss that will be amortized from AOCI and regulatory assets into net periodic benefit cost in 2011 are as follows:

(in millions)	2011
Estimated prior service credit	$0.7
Net actuarial loss	$48.3

The accumulated benefit obligation for the qualified pension plan was as follows:

	December 31,
(in millions)	2010	2009
Accumulated benefit obligation	$1,119.6	$1,035.4

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-qualified retirement plan were as follows:

	December 31,
(in millions)	2010	2009
Projected benefit obligation	$50.3	$49.2
Accumulated benefit obligation	$43.9	$45.0
Fair value of plan assets – not funded	$—	$—

Weighted average assumptions were as follows:

	2010	2009	2008
Discount rate at the end of the year	5.30%	5.85%	6.25%
Expected return on Plan assets for the year	8.0%	9.0%	9.0%
Rate of compensation increase at the end of the year	4.0%	4.0%	4.0%

The Plans’ discount rates are based on a rate modeling of a bond portfolio that approximates the Plan liabilities. The Plans’ expected long-term rates of return are based on past performance and economic forecasts for the types of investments held in the Plans as well as the target allocation of the investments over a long-term period. Actuarial assumptions also include an assumed rate for administrative expenses and investment expenses, which have averaged approximately 0.6% for 2010, 2009, and 2008.

Components of net periodic benefit cost were as follows:

	Years ended December 31,
(in thousands)	2010	2009	2008
Service cost	$24,525	$22,147	$21,273
Interest cost	64,502	64,316	63,642
Expected return on Plan assets	(62,782)	(58,120)	(86,278)
Amortization of prior service (credit) cost	(708)	(706)	20
Recognized actuarial loss	51,336	54,236	16,199

Net periodic benefit cost	$76,873	$81,873	$14,856

During 2011, NSTAR anticipates contributing approximately $75 million to its qualified Pension Plan and approximately $3 million to the non-qualified retirement plan in the form of funding benefit payments.

The estimated benefit payments for the next 10 years are as follows:

(in thousands)
2011	$74,762
2012	82,851
2013	78,419
2014	85,299
2015	79,161
2016 - 2020	403,196

Total	$803,688

2. Postretirement Benefits Other than Pension (PBOP)

NSTAR provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. Under certain circumstances, eligible retirees are required to contribute to the costs of postretirement benefits. These benefits are not vested and the Company has the right to modify any benefit provision, including contribution requirements, with respect to any current or former employee, dependent or beneficiary. Postretirement benefit obligations to employees of the discontinued operations of MATEP in the amount of $7.2 million at December 31, 2009 are not included in the following disclosures.

NSTAR provides prescription drug benefits to retirees that are at least actuarially equivalent to the benefits provided under Medicare Part D. NSTAR receives subsidies to provide prescription drug programs for eligible former employees age 65 and over, in the form of direct cash payments. The subsidy reduces NSTAR’s PBOP benefit obligation and net periodic postretirement benefits cost. However, as a result of the PAM, these reductions do not have a material impact on reported earnings.

	Years ended December 31,
(in millions)	2010	2009
Medicare Part D subsidy reduction of net periodic postretirement benefit cost	$7.4	$7.6

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

The following tables for NSTAR’s PBOP plan presents the change in benefit obligation, change in the plan’s assets, the funded status, the components of net periodic benefit cost and key assumptions used for continuing operations:

	Years ended December 31,
(in thousands)	2010	2009
Change in benefit obligation:
Benefit obligation, beginning of the year	$631,895	$622,808
Service cost	5,867	5,861
Interest cost	37,727	35,744
Plan participants’ contributions	2,912	2,578
Actuarial loss/(gain)	47,267	(5,634)
Benefits paid	(29,913)	(31,752)
Federal subsidy	2,365	2,290

Benefit obligation, end of the year	$698,120	$631,895

	Years ended December 31,
(in thousands)	2010	2009
Change in the plan’s assets:
Fair value of the plan’s assets, beginning of the year	$282,785	$228,418
Actual return on plan’s assets	41,014	53,541
Employer contribution	30,000	30,000
Plan participants’ contributions	2,912	2,578
Benefits paid	(29,913)	(31,752)

Fair value of the plan’s assets, end of the year	$326,798	$282,785

The plan’s funded status was as follows:

	Years ended December 31,
(in thousands)	2010	2009
Funded status, end of year - under funded	$(371,322)	$(349,110)

Amounts recognized in the accompanying Consolidated Balance Sheet:
Deferred credits - Pension and other postretirement liabilities	$(371,322)	$(349,110)

	Years ended December 31,
	2010	2009
Amounts not yet reflected in net periodic benefit cost and included in AOCI and regulatory assets:
Transition obligation	$(1,631)	$(2,443)
Prior service credit	7,616	9,088
Accumulated actuarial loss	(261,814)	(251,752)
Cumulative net periodic benefit costs in excess of employee contributions	(115,493)	(104,003)

Net amount recognized in statement of financial position	$(371,322)	$(349,110)

Source of change in other comprehensive income:

	Years ended December 31,
(in thousands)	2010	2009
Net loss arising during period	$(1,184)	$(41)
Amortization:
Transition obligation	9	6
Prior service credit	(16)	15
Actuarial loss	182	205

Total other comprehensive (loss) gain recognized during the year	$(1,009)	$185

The estimated transition obligation, prior service credit and net actuarial loss that will be amortized from AOCI and regulatory assets into net periodic benefit costs during the upcoming year are as follows:

(in millions)	2011
Estimated transition obligation	$0.8
Estimated prior service credit	$1.5
Net actuarial loss	$16.4

Weighted average actuarial assumptions were as follows:

	2010	2009	2008
Discount rate at the end of the year	5.45%	6.00%	6.10%
Expected return on the plans’ assets for the year	8.0%	9.0%	9.0%

For measurement purposes, a 7.8% weighted annual rate increase in per capita cost of covered medical claims was assumed for 2010. This rate is assumed to decrease gradually to 4.5% in 2024 and remain at that level thereafter. Dental claims are assumed to increase at a weighted annual rate of 4%.

A 1% change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease
Effect on total service and interest cost components for 2010	$6,808	$(5,429)
Effect on December 31, 2010 postretirement benefit obligation	$101,669	$(82,482)

Components of net periodic benefit cost were as follows:

	Years ended December 31,
(in thousands)	2010	2009	2008
Service cost	$5,867	$5,861	$5,608
Interest cost	37,727	35,744	35,940
Expected return on plan’s assets	(20,919)	(17,940)	(28,482)
Amortization of prior service cost	(1,472)	(1,472)	(1,472)
Amortization of transition obligation	812	811	811
Recognized actuarial loss	17,110	19,209	8,776

Net periodic benefit cost	$39,125	$42,213	$21,181

NSTAR anticipates contributing approximately $30 million to its other postretirement benefit plan in 2011.

The estimated future cash flows for the years after 2010 are as follows:

(in thousands)	Gross estimated benefit payments	Estimated expected cash inflows from Medicare subsidy
2011	$34,136	$1,895
2012	35,210	2,052
2013	36,697	2,186
2014	37,995	2,325
2015	39,822	2,459
2016 - 2020	222,368	14,359

Total	$406,228	$25,276

3. Pension and PBOP Plan Assets

Investment objectives:

The primary investment goal of the Pension Plan is to achieve a total annualized return of 8% (before expenses) over the long-term. Risk is regularly evaluated, compared and benchmarked to plans with a similar investment strategy. The Plan also attempts to minimize risk by not having any single security or class of securities with a disproportionate impact on the Plan. NSTAR currently uses over 20 asset managers to manage its plans’ assets. As a guideline, assets are diversified by asset classes (Equity, Fixed Income, Real Estate, Alternative Investments) and within these classes (i.e., economic sector, industry), such that, for each asset manager:

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

•	Domestic preferred equity securities valued by a pricing service

•	Common/collective trusts valued at NAV without adjustment

Investments valued at estimated fair value using significant unobservable inputs (Level 3) include:

•	Hedge funds and limited partnerships valued at NAV without adjustment

•	An immediate participation guarantee contract with an insurance company stated at contract value, which approximates fair value

Significant Investment Risks of Level 3 Investments:

Certain real estate limited partnerships have long-term lock-up provisions (7-10 years) that are intended to allow for an orderly investment and dissolution of the partnership as the underlying properties are sold. Certain hedge funds have instituted temporary redemption restrictions as of December 31, 2010. Others have monthly, quarterly or annual restraints on redemptions or may require advance notice for a redemption. Management does not believe that these liquidity restrictions impair the Plan’s ability to transact redemptions at NAV, which the Plans utilize for fair value for those investments.

The Pension Plan also had $44 million of unfunded investment commitments to real estate limited partnerships at December 31, 2010. These commitments must be fulfilled by June 2012.

The fair value of NSTAR’s Pension Plan assets at December 31, 2010 by asset class, were as follows:

(in millions)	Total	Fair Value Measurements at December 31, 2010
		Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Equity securities (46% of total):
Domestic companies	$82	$81	$1	$—
Foreign companies	9	8	1	—
Common/collective trusts	327	—	327	—
Limited partnerships	45	—	—	45

Total equity securities	463	89	329	45

Fixed income securities (29% of total):
Interest bearing cash	20	—	20	—
Domestic government securities	46	27	19	—
Foreign government securities	20	—	19	1
Domestic and foreign corporate bonds	113	—	112	1
Mortgage backed securities	7	—	1	6
Registered investment companies	81	52	29	—
Guaranteed investment contract	3	—	—	3

Total fixed income securities	290	79	200	11

Real estate investments (9% of total):
Limited partnerships	86	—	—	86
Hedge funds	3	—	—	3

Total real estate	89	—	—	89

Alternative investments (16% of total):
Hedge funds	158	—	—	158

Total alternative investments	158	—	—	158

Total (prior to 401(h) allocation)	1,000	168	529	303

Allocation of 401(h) account	(69)	(12)	(37)	(20)

Net assets of Pension Plan	$931	$156	$492	$283

The fair value of NSTAR’s Pension Plan assets at December 31, 2009 by asset class, were as follows:

(in millions)	Total	Fair Value Measurements at December 31, 2009
		Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Equity securities (37% of total):
Domestic – common and preferred	$71	$70	$1	$—
Foreign – common	33	33	—	—
Common/collective trusts	189	—	189	—
Hedge funds	41	—	—	41

Total equity securities	334	103	190	41

Fixed income securities (31% of total):
Domestic and foreign corporate bonds	88	—	88	—
Interest bearing cash	27	—	27	—
Common/collective trusts	86	—	86	—
Registered investment companies	80	52	28	—
Guaranteed investment contract	4	—	—	4

Total fixed income securities	285	52	229	4

Real estate investments (9% of total):
Real estate investment trusts	1	1	—	—
Common/collective trusts	7	—	7	—
Limited partnerships	78	—	—	78
Hedge funds	3	—	—	3

Total real estate	89	1	7	81

Alternative investments (23% of total):
Hedge funds	215	—	—	215

Total alternative investments	215	—	—	215

Total (prior to 401(h) allocation)	923	156	426	341

Allocation of 401(h) account	(61)	(10)	(28)	(23)

Net assets of Pension Plan	$862	$146	$398	$318

The assets of NSTAR’s Pension Plan include a 401(h) account that has been allocated to provide health and welfare postretirement benefits for non-represented employees under the PBOP Plan. The Pension Plan 401(h) account is a subset of the Pension Plan assets and is not reflected as a component of the Pension Plan net assets.

The following reflects the weighted average asset allocation percentage of the fair value of the Pension Plan’s assets for each major type of asset as of December 31st as well as the targeted ranges:

Asset Class	Plan Assets		Target Ranges	Typical Benchmark
	2010	2009
Equity securities	46%	37%	35% - 50%	MSCI ACWI
Debt securities	29	31	25% - 40%	Barclays Aggregate
Real Estate	9	9	5% - 15%	NCREIF Property Index
Alternative	16	23	10% - 20%	HFRI Fund of Funds Composite Index

Total	100%	100%

(in millions)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Hedge Funds	Limited Partnerships	Guaranteed Investment Contract	Other	Total
Beginning balance at December 31, 2008	$289	$163	$4	$—	$456
Actual return on plan assets:
Relating to assets still held at the reporting date	74	(34)	—	—	40
Relating to assets sold during the period	(17)	(2)	—	—	(19)
Purchases, sales, and settlements	(87)	(49)	—	—	(136)
Transfers in and/or out of Level 3	—	—	—	—	—

Ending balance at December 31, 2009	259	78	4	—	341
Actual return on plan assets:
Relating to assets still held at the reporting date	(5)	19	—	—	14
Relating to assets sold during the period	8	1	—	—	9
Purchases, sales, and settlements	(101)	33	(1)	8	(61)
Transfers in and/or out of Level 3	—	—	—	—	—

Ending balance at December 31, 2010	$161	$131	$3	$8	$303

The fair values of NSTAR’s PBOP Plan assets at December 2010 by asset class, were as follows:

	Total	Fair Value Measurements at December 31, 2010
(in millions)		Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Equity securities (55% of total):
Foreign companies	$29	$29	$—	$—
Domestic companies	1	—	1	—
Registered investment companies	1	1	—	—
Common/collective trusts	91	—	91	—
Limited partnerships	20	—	—	20

Total equity securities	142	30	92	20

Fixed income securities (30% of total):
U.S. Government securities	2	2	—	—
Interest bearing cash	3	—	3	—
Common/collective trusts	39	—	39	—
Mortgage backed securities	3	—	—	3
Domestic and foreign corporate bonds	30	—	29	1

Total fixed income securities	77	2	71	4

Real estate investments (7% of total):
Limited partnerships	17	—	—	17

Total real estate	17	—	—	17

Alternative investments (8% of total):
Hedge funds	22	—	—	22

Total alternative investments	22	—	—	22

Total (prior to 401(h) allocation)	258	32	163	63

Allocation of 401(h) account	69	12	37	20

Net assets of PBOP Plan	$327	$44	$200	$83

The fair values of NSTAR’s PBOP Plan assets at December 2009 by asset class, were as follows:

	Total	Fair Value Measurements at December 31, 2009
(in millions)		Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Equity securities (50% of total):
Foreign – common	$24	$24	$—	$—
Registered investment companies	1	1	—	—
Common/collective trusts	70	—	70	—
Limited partnerships	16	—	—	16

Total equity securities	111	25	70	16

Fixed income securities (34% of total):
U.S. Government securities	1	1	—	—
Interest bearing cash	7	—	7	—
Common/collective trusts	40	—	40	—
Domestic corporate bonds	27	—	27	—
Asset backed securities	2	—	—	2

Total fixed income securities	77	1	74	2

Real estate investments (7% of total):
Limited partnerships	14	—	—	14

Total real estate	14	—	—	14

Alternative investments (9% of total):
Hedge funds	20	—	—	20

Total alternative investments	20	—	—	20

Total (prior to 401(h) allocation)	222	26	144	52

Allocation of 401(h) account	61	10	28	23

Net assets of PBOP Plan	$283	$36	$172	$75

The following reflects the weighted average asset allocation percentages of the fair value of the PBOP Plan assets for each major type of assets as of December 31st as well as the targeted ranges:

Asset Category	Plan Assets		Target Ranges	Typical Benchmark
	2010	2009
Equity securities	55%	50%	40% - 60%	MSCI ACWI
Debt securities	30	34	25% - 35%	Barclays Aggregate
Real Estate	7	7	5% - 15%	NCREIF Property Index
Alternative	8	9	5% - 15%	HFRI Fund of Funds Composite Index

Total	100%	100%

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Hedge Funds	Limited Partnerships	Mortgage Backed Securities and Other	Total
Beginning balance at December 31, 2008	$25	$62	$2	$89
Actual return on plan assets:
Relating to assets still held at the reporting date	3	10	—	13
Relating to assets sold during the period	—	(1)		(1)
Purchases, sales, and settlements	(8)	(41)	—	(49)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance at December 31, 2009	20	30	2	52

Actual return on plan assets:
Relating to assets still held at the reporting date	2	7	1	10
Relating to assets sold during the period	—	—	—	—
Purchases, sales, and settlements	—	—	1	1
Transfers in and/or out of Level 3	—	—	—	—

Ending balance at December 31, 2010	$22	$37	$4	$63

4. Savings Plan

NSTAR provides a defined contribution 401(k) plan for substantially all employees. Matching contributions (which are equal to 50% of the employees’ deferral up to 8% of eligible base and cash incentive compensation subject to statutory limits) were as follows:

	Years ended December 31,
(in millions)	2010	2009	2008
NSTAR Savings Plan matching contributions	$9.7	$9.3	$9.4

The election available to participants to reinvest dividends paid on the NSTAR Common Share Fund or receive the dividends in cash is subject to a freeze period beginning seven days prior to the date any dividend is paid. During this period, participants cannot change their election. NSTAR dividends are paid to this plan four times a year in February, May, August, and November.

Note J. Stock-Based Compensation

The NSTAR 2007 Long Term Incentive Plan (the 2007 Plan) permits a variety of stock and stock-based awards, including stock options, deferred stock awards, and performance share units to be granted to key employees. The aggregate number of NSTAR Common Shares that have initially been authorized for issuance under the 2007 Plan is 3.5 million. The Plan limits the terms of awards to ten years and prohibits the granting of awards beyond ten years after its effective date. In general, stock options and deferred shares vest over a three-year period from date of grants. Performance share units vest only at the end of a three-year performance period if performance conditions are met. The performance share units granted prior to 2011 may potentially vest at target pursuant to change in control provisions if the NSTAR-NU merger is completed. The Executive Personnel Committee (EPC) of the Board of Trustees approves stock-based awards for executives. However, the Chief Executive Officer’s (CEO) award must also be approved by the independent members of the Board of Trustees. The EPC and Board of Trustees established that the date of grant for annual stock-based awards under the Plan is the date each year on which the Board of Trustees approves the CEO’s stock award. Options are granted at the full market price of the NSTAR Common Shares on the date of grant. The aggregate remaining number of NSTAR Common Shares available for award under the Plan as of December 31, 2010 is 1,276,068.

Stock-based compensation activities of the Plans were as follows:

Stock Options:

	2010 Activity	2010 Weighted Average Exercise Price	2009 Activity	2009 Weighted Average Exercise Price
Options outstanding at January 1	2,454,367	$29.63	2,327,034	$28.71
Options granted	289,000	$35.28	352,000	$34.02
Options exercised	(567,366)	$25.94	(180,667)	$25.08
Options forfeited	(9,000)	$34.29	(44,000)	$34.67

Options outstanding at December 31	2,167,001	$31.33	2,454,367	$29.63

Summarized information regarding stock options outstanding at December 31, 2010:

	Options Outstanding				Options Exercisable (Vested)
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)
$22.67	30,000	1.30	$22.67	$586	30,000	1.30	$22.67	$586
$21.60	35,000	2.33	$21.60	$721	35,000	2.33	$21.60	$721
$24.21	292,000	3.33	$24.21	$5,250	292,000	3.33	$24.21	$5,250
$29.60	308,000	4.44	$29.60	$3,878	308,000	4.44	$29.60	$3,878
$27.73	278,000	5.32	$27.73	$4,020	278,000	5.32	$27.73	$4,020
$36.89	343,000	6.34	$36.89	$1,818	343,000	6.34	$36.89	$1,818
$32.45	271,001	7.08	$32.45	$2,640	162,431	7.08	$32.45	$1,582
$34.02	325,000	8.08	$34.02	$2,655	103,160	8.08	$34.02	$842
$35.28	285,000	9.08	$35.28	$1,968	—	—	—	—

	2,167,001	6.11	$31.33	$23,536	1,551,591	5.22	$30.14	$18,697

Exercisable stock options and the associated weighted average exercise price of these exercisable options at year end were as follows:

	2010	2009	2008
Stock options exercisable	1,551,591	1,756,677	1,567,304
Weighted average exercise price	$30.14	$27.85	$26.59

The total intrinsic value (the market price of the NSTAR Common Shares on the date exercised, less the option exercise prices) of options exercised were as follows:

	Years ended December 31,
(in millions)	2010	2009	2008
Total intrinsic value of options exercised	$5.9	$1.4	$1.4

The stock options granted in 2010, 2009, and 2008 have the following grant date fair value:

	2010	2009	2008
Grant date fair value – stock options	$4.87	$3.64	$3.76

The fair value was estimated using the Black-Scholes option-pricing model that uses the assumptions in the table below. The expected option lives are based on the average historical time frame that options are expected to remain unexercised. Expected volatilities are based on the historical performance of NSTAR’s share price. The risk-free interest rate is based on the U.S. Treasury Strip in effect on grant date. The fair values were computed using the following range of assumptions for NSTAR’s stock options for the years ended December 31:

	2010	2009	2008
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	2.87%	1.89%	3.17%
Volatility	22.9%	20.0%	16.4%
Dividends	4.72%	4.43%	3.81%

Deferred Shares:

	2010 Activity	2010 Weighted Average Grant Date Fair Value Price	2009 Activity	2009 Weighted Average Grant Date Fair Value Price
Nonvested deferred shares at January 1	259,022	$34.15	463,213	$31.76
Deferred shares granted	142,450	$35.28	134,050	$34.02
Deferred shares vested	(132,567)	$34.71	(328,174)	$30.72
Deferred shares forfeited	(9,200)	$34.58	(10,067)	$34.17

Nonvested deferred shares at December 31	259,705	$34.47	259,022	$34.15

The fair value of deferred shares vested during 2010 and 2009 was $4.8 million and $10.3 million, respectively.

Performance Share Units:

	2010 Activity	Weighted Average Grant Date Fair Value Price	2009 Activity	Weighted Average Grant Date Fair Value Price
Performance share units at January 1	142,146	$33.32	67,137	$32.70
Performance share units granted	81,150	$37.69	78,750	$33.85
Performance share units vested	—	$—	—	$—
Performance share units forfeited	(3,900)	$34.97	(3,741)	$33.47

Nonvested performance share units outstanding at December 31	219,396	$34.91	142,146	$33.32

Performance share unit awards under the 2007 Plan contain performance criteria that affect the number of shares that ultimately vest. Restrictions on performance share unit awards lapse after a three-year period contingent on achievement of certain earnings growth performance measures. These awards grant the right to receive, at the end of the performance period, a variable number of shares based on the level of NSTAR’s earnings growth and a total shareholder return that is compared to companies in the EEI Index. This variable range extends from 0% to 170% of the granted awards. The 2010, 2009, and 2008 performance awards grant date fair values for the targeted performance levels using a binomial option-pricing model were as follows:

	Years ended December 31,
	2010	2009	2008
Grant date fair value – performance awards	$37.69	$33.85	$32.70

Management evaluates the probability of meeting the performance criteria at each balance sheet date and related compensation cost is amortized over the performance period on a straight-line basis. If the performance is not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed. The performance share units granted in 2008 fully vested on January 24, 2011.

Total Stock-Based Compensation

As of December 31, 2010, the total stock-based compensation cost related to nonvested stock options, deferred share awards and performance share units (PSUs) not yet recognized was $9.5 million. The remaining weighted average period over which total stock-based compensation will be recognized is 1.74 years.

Total stock-based compensation cost recognized in “Operations and maintenance” on the accompanying Consolidated Statements of Income and the costs related to stock options that are included in the stock-based compensation totals were as follows:

	Years ended December 31,
(in millions)	2010	2009	2008
Total stock-based compensation cost	$8.8	$8.5	$9.7
Stock option related costs	$1.4	$1.6	$1.9

2011 Awards

On January 27, 2011, NSTAR granted awards, under the terms of the 2007 Plan, of deferred shares and performance based share units (PSUs) to executives and senior managers. As a result, these deferred shares and PSUs will not vest at the closing of the NSTAR-NU merger. The PSUs will convert to deferred share awards of NU shares if the merger closes, and will vest according to the same terms as deferred shares. Change in control provisions in these awards will not be triggered by the pending NSTAR-NU merger. The grant date fair value of deferred shares are equal to the closing price of NSTAR’s Common Shares on January 27, 2011. The number of award units and associated grant date fair values were as follows:

	Number of units	Grant date fair value
Deferred shares	144,100	$43.26
Performance based share units	86,700	$45.92

Retention awards related to the pending NSTAR and NU merger

On November 19, 2010, NSTAR contingently granted 149,100 shares in compensation awards allocated to four senior executives related to the announcement of the pending NSTAR and NU merger. These awards are contingent on (1) the closing of the NSTAR and NU merger and (2) requisite service for a three-year period following the merger. In the event that the merger is not completed, the awards are voided. Should the merger close, the awards will convert to equivalent NU shares based on the 1.312 to 1 conversion ratio, and the executives will be entitled to the awards at the completion of the three-year period. NSTAR has not accounted for these awards due to contingencies related to the closing of the merger.

Note K. Noncontrolling Interest – Cumulative Non-Mandatory Redeemable Preferred Stock of Subsidiary

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)
Series	Current Shares Outstanding	Redemption Price/ Share	December 31, 2010	December 31, 2009
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000

Total non-mandatory redeemable series			$43,000	$43,000

NSTAR Electric has two outstanding series of non-mandatory redeemable preferred stock. Both series are part of a class of NSTAR Electric’s Cumulative Preferred Stock. Upon any liquidation of NSTAR Electric, holders of the Cumulative Preferred Stock are entitled to receive the liquidation preference for their shares before any distribution to the holder of the NSTAR Common Shares. The liquidation preference for each outstanding series of Cumulative Preferred Stock is equal to the par value ($100.00 per share), plus accrued and unpaid dividends.

During the year ended December 31, 2010 and 2009, there were no changes in the noncontrolling interest of NSTAR Electric.

Effective January 1, 2009, NSTAR prospectively adopted a new accounting standard, except for the retrospective presentation and disclosure requirements, related to noncontrolling interests. In connection with this adoption, NSTAR evaluated the requirements with respect to the presentation of Cumulative Preferred Stock of its NSTAR Electric subsidiary. NSTAR is required to reflect NSTAR Electric’s noncontrolling interest preferred stock as noncontrolling interest of a subsidiary in the accompanying Consolidated Balance Sheets outside of permanent equity. Each of the two preferred stock series contains provisions relating to non-payment of preferred dividends that could potentially result in the preferred shareholders being granted the majority control of the Board of Directors of NSTAR Electric until all preferred dividends are paid. As a result, the Cumulative Preferred Stock has not been classified within permanent equity. The dividends on NSTAR Electric’s Cumulative Preferred Stock to the noncontrolling interest are reflected separately after net income and before net income attributable to common shareholders on the accompanying Consolidated Statements of Income. The dividends are reported as comprehensive income attributable to the noncontrolling interest on the accompanying Consolidated Statements of Comprehensive Income.

Note L. Indebtedness

Long-Term Debt

NSTAR’s long-term debt consisted of the following:

	December 31,
(in thousands)	2010	2009
Mortgage Bonds, collateralized by property of operating subsidiary:

NSTAR Gas
7.04%, due September 2017	$25,000	$25,000
4.46%, due January 2020	125,000	—
9.95%, due December 2020	25,000	25,000
7.11%, due December 2033	35,000	35,000

NSTAR
Notes:
8.0%, due February 2010	—	500,000
Debentures:
4.50%, due November 2019	350,000	350,000

NSTAR Electric
Debentures:
7.80%, due May 2010	—	125,000
4.875%, due October 2012	400,000	400,000
4.875%, due April 2014	300,000	300,000
5.625%, due November 2017	400,000	400,000
5.75%, due March 2036	200,000	200,000
5.50%, due March 2040	300,000	—
Bonds:
Massachusetts Industrial Finance Agency (MIFA) bonds
5.75%, due February 2014	15,000	15,000

HEEC
7.375% Sewage facility revenue bonds, due through 2015	6,708	8,358

Funding Companies
Transition Property Securitization Certificates:
7.03%, due through March 2010	—	6,817
4.13%, due through September 2011	30,044	118,170
4.40%, due through September 2013	144,771	144,771

Total principal	2,356,523	2,653,116
Unamortized debt discount	(11,170)	(7,528)
Unamortized debt premium	3,573	4,093
Amounts due within one year	(47,643)	(683,240)

Total long-term debt	$2,301,283	$1,966,441

The agreement to sell MATEP for $343 million in cash allowed NSTAR to retire MATEP’s outstanding long-term debt with a portion of the proceeds from the sale. At December 31, 2009, $84.2 million net of unamortized debt discount was outstanding and not included in the table above. On June 1, 2010, in connection with the sale of MATEP, NSTAR retired MATEP’s 6.924% Senior Notes due June 30, 2021 with a principal balance of $85.5 million, with a portion of the proceeds from the sale. In addition to the principal balance, the redemption included a debt retirement premium of $18 million.

Consistent with the recovery in utility rates, discounts, redemption premiums and related costs associated with the issuance and redemption of long-term debt of NSTAR Electric and NSTAR Gas are deferred and amortized as an addition to interest expense over the life of the original or replacement debt.

On March 16, 2010, NSTAR Electric issued $300 million of 5.50% Debentures due 2040. The proceeds from this sale were used to retire NSTAR Electric’s short-term debt and for other corporate purposes. On May 17, 2010, NSTAR Electric retired its $125 million, 7.8% Debentures as scheduled.

On August 9, 2007, NSTAR Electric received DPU approval to issue up to $400 million of long-term debt securities from time to time through December 31, 2008 and a registration statement on Form S-3 was filed with the SEC. On November 19, 2007, NSTAR Electric sold $300 million of ten-year fixed rate (5.625%) Debentures. On November 25, 2008, the DPU allowed NSTAR Electric to extend the period of its financing plan with additional time to issue the remaining $100 million in long-term debt securities to no later than December 31, 2009. On February 13, 2009, NSTAR Electric sold, at a premium of $4.6 million, $100 million of fixed rate (5.625%) Debentures due November 15, 2017 (effective rate of 4.976%). The Debentures form a single series and are fungible with the Debentures issued on November 19, 2007. NSTAR Electric used the proceeds from the issuance of these securities to finance its capital expenditures, for repayment of short-term debt, and for general working capital purposes.

On April 6, 2009, the DPU approved NSTAR Electric’s new two-year financing plan to issue an additional $500 million in long-term debt securities. On October 9, 2009, in connection with this filing, NSTAR and NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue debt securities from time to time in one or more series. On November 17, 2009, NSTAR sold $350 million of fixed rate (4.5%) Debentures due November 15, 2019. NSTAR used the proceeds from the issuance of these securities for the repayment of outstanding short-term debt balances and general working capital purposes.

On January 28, 2010, NSTAR Gas issued $125 million of its 4.46% fixed rate 10-year First Mortgage Bonds, Series N. The proceeds from this sale were used to reduce short-term debt.

The 5.75% tax-exempt unsecured Massachusetts Industrial Finance Agency (MIFA) bonds due 2014 are currently redeemable at par.

Sewage facility revenue bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015. Scheduled redemptions of $1.65 million were made in 2010 and 2009. The interest rate of the bonds was 7.375% for both 2010 and 2009.

The Transition Property Securitization Certificates issued by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC (Funding companies), are each collaterized with separate securitized regulatory assets with combined balances as follows:

	December 31,
(in millions)	2010	2009
Securitized regulatory asset	$182.7	$281.1

NSTAR Electric, as servicing agent for the Funding companies collected the following amounts:

	Years ended December 31,
(in millions)	2010	2009
Customer collections on securitized regulatory assets	$110.7	$173.5

Funds collected from the companies’ respective customers are transferred to each Funding companies’ Trust on a daily basis. These Certificates are non-recourse to NSTAR Electric. On March 15, 2010, BEC Funding LLC retired its final series of outstanding Transition Property Securitization Certificates.

The aggregate principal amounts of NSTAR’s long-term debt (including securitization certificates and sinking fund requirements) due in the five years subsequent to 2010 are approximately:

	Years ended December 31,
(in millions)	2011	2012	2013	2014	2015	Thereafter
Aggregate long-term debt principal amounts due	$86	$486	$45	$317	$5	$1,460

Financial Covenant Requirements and Lines of Credit

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio characterizes as debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. NSTAR Gas must also maintain a total debt to capitalization ratio no greater than 65% at all times pursuant to its revolving credit agreement. NSTAR Gas was in compliance with its financial covenant requirements including a minimum equity requirement, under its long-term debt arrangements at December 31, 2010 and 2009. Under the minimum equity requirement, the outstanding long-term debt of NSTAR Gas must not exceed equity. NSTAR’s long-term debt, other than secured debt issued by NSTAR Gas, is unsecured.

NSTAR currently has a $175 million revolving credit agreement that expires December 31, 2012. At December 31, 2010 and 2009, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at December 31, 2010 and 2009, had $160 million and zero amounts outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio characterizes as debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. Commitment fees must be paid on the total agreement amount. At December 31, 2010 and 2009, NSTAR was in full compliance with the aforementioned covenant as the ratios were 56.9% and 59.8%, respectively.

On April 6, 2009, the DPU approved NSTAR Electric’s new two-year financing plan to issue an additional $500 million in long-term debt securities. On October 9, 2009, in connection with this filing, NSTAR and NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue debt securities from time to time in one or more series. On November 17, 2009, NSTAR issued, at a discount, $350 million of fixed rate (4.5%) Debentures due November 15, 2019. In mid-February 2010, NSTAR retired its $500 million, 8% Notes as scheduled. On March 16, 2010, NSTAR Electric sold $300 million of 5.50% Debentures due March 15, 2040. NSTAR and NSTAR Electric used the proceeds from the issuance of these securities for the redemption or repayment of outstanding long-term debt and short-term debt balances and/or general working capital purposes.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At December 31, 2010 and 2009, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $227.5 million and $341 million outstanding balances at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 46.6% and 46.5%, respectively.

As a result of the proposed merger with Northeast Utilities, NSTAR and NSTAR Electric expect to seek waivers or amendments to their revolving credit agreements. This action will avoid a technical default resulting from the change in control.

NSTAR Gas has a $100 million revolving credit facility. This facility is due to expire on December 9, 2011. As of December 31, 2010 and 2009, NSTAR Gas had no amounts outstanding. At December 31, 2010 and 2009, NSTAR Gas was in full compliance with its covenant in connection with its facility, as the total debt to capitalization ratios were 53.3% and 38.3%, respectively.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR’s or its subsidiaries’ financial condition and credit ratings.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. As of December 31, 2010, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.2 billion of their total common equity (approximately $2.4 billion) to NSTAR and remain in compliance with debt covenants. Based on NSTAR’s key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected cash requirements.

Average aggregate short-term borrowing and associated interest rates (generally money market rates) were as follows:

	Years ended December 31,
(in millions)	2010	2009
Average short-term borrowings	$383.1	$446
Short-term average interest rate	0.23%	0.31%

Note M. Fair Value Measurements

NSTAR discloses fair value measurements pursuant to a framework for measuring fair value in accordance with GAAP. NSTAR follows a fair value hierarchy that prioritizes the inputs used to determine fair value and requires the Company to classify assets and liabilities carried at fair value based on the observability of these inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are:

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

Gas hedges were valued at calculated settlement prices. The renewable energy contract was valued based on the difference between the contracted price and the estimated fair value of remaining contracted supply to be purchased. Inputs used to develop the estimate included on-line regional generation and forecasted demand.

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of December 31, 2010 and 2009. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:

	December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities(a)	$1	$—	$—	$1
Deferred Compensation Assets(b)	30	—	—	30
Investments(b)	11	—	—	11

Total	$42	$—	$—	$42

Liabilities:
Gas Hedges(c)	$—	$6	$—	$6
Renewable Energy Contract(d)	—	—	2	2

Total	$—	$6	$2	$8

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities(a)	$147	$—	$—	$147
Deferred Compensation Assets(b)	27	—	—	27
Investments(b)	12	—	—	12

Total	$186	$—	$—	$186

Liabilities:
Gas Hedges(c)	$—	$2	$—	$2

Total	$—	$2	$—	$2

(a)	Included in “Cash and cash equivalents” on the accompanying Consolidated Balance Sheets
(b)	Included in “Other investments” on the accompanying Consolidated Balance Sheets
(c)	Included in “Deferred debits: Other deferred debits,” “Current liabilities: Power contract obligations” and “Deferred credits and other liabilities: Power contract obligations” on the accompanying Consolidated Balance Sheets
(d)	Included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying Consolidated Balance Sheets

The following table provides a reconciliation of beginning and ending balances of liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Year Ended December 31, 2010

(in millions)	Renewable Energy Contract
Balance at December 31, 2009	$—
Total losses included on balance sheet as a regulatory asset	(2)

Balance at December 31, 2010 (Liability)	$(2)

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of December 31, 2010 and 2009, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues. Carrying amounts and fair values as of December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness of continuing operations (including current maturities)	$2,348,925	$2,545,200	$2,649,681	$2,755,110
Indebtedness of discontinued operations	$—	$—	$84,163	$85,290

Note N. Segment and Related Information

For the purpose of providing segment information, NSTAR’s principal operating segments are its traditional core businesses of electric and gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts.

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

Amounts related to discontinued operations have been excluded from the data presented. Amounts shown on the following table for the years ended December 31, 2010, 2009 and 2008 include the allocation of NSTAR’s (Holding Company) results of operations and assets to the two business segments, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively. The allocation of

Holding Company charges is based on an indirect allocation of the Holding Company’s investment relating to the two business segments.

Financial data for the segments of continuing operations were as follows:

(in thousands)	2010	2009	2008
Operating revenues
Electric operations	$2,489,918	$2,570,507	$2,656,729
Gas operations	427,003	483,850	555,682

Consolidated total	$2,916,921	$3,054,357	$3,212,411

Depreciation and amortization
Electric operations	$283,205	$341,094	$341,569
Gas operations	28,708	28,988	28,231

Consolidated total	$311,913	$370,082	$369,800

Equity income in investments accounted for by the equity method (a)
Electric operations	$892	$891	$820

Interest charges
Electric operations	$90,527	$114,049	$128,281
Gas operations	15,118	14,587	16,409

Consolidated total	$105,645	$128,636	$144,690

Income tax expense
Electric operations	$167,322	$134,554	$128,522
Gas operations	12,440	12,362	12,223

Consolidated total	$179,762	$146,916	$140,745

Segment net income
Electric operations	$216,874	$223,858	$206,346
Gas operations	21,080	22,117	21,610

Consolidated total	$237,954	$245,975	$227,956

Expenditures for property
Electric operations	$320,577	$319,639	$368,587
Gas operations	39,622	55,525	46,399

Consolidated total	$360,199	$375,164	$414,986

Segment assets
Electric operations	$7,040,326	$7,148,441	$7,230,113
Gas operations	893,599	828,488	863,883

Consolidated total	$7,933,925	$7,976,929	$8,093,996

(a)	The equity income from equity investments is included in “Other income” on the accompanying Consolidated Statements of Income.

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

NSTAR Gas has various contractual agreements covering the transportation of natural gas and underground natural gas storage facilities, which are recoverable from customers under the DPU-approved CGAC. Most contracts expire at various times from 2011 to 2017. One new 20-year contract was signed in 2009. NSTAR Gas’ firm contract demand charges associated with firm pipeline transportation and storage capacity contracts in 2010, 2009, and 2008 included in “Cost of gas sold” on the accompanying Consolidated Statements of Income were as follows:

	Years ended December 31,
(in millions)	2010	2009	2008
Firm contract transportation and storage expense	$60.0	$54.4	$51.5

Refer to Note P, “Commitments and Contingencies—Energy Commitments” section for NSTAR Gas’ firm contract demand charges at current rates under these contracts for the years after 2010.

Note P. Commitments and Contingencies

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

NSTAR monitors its service quality continuously, and if it is probable that a liability has been incurred and is estimable, a liability is accrued. Any settlement or rate order that would result in a different liability level from what has been accrued would be adjusted in the period that the DPU issues an order determining the amount of any such liability.

NSTAR Electric and NSTAR Gas filed final performance reports for 2009 with the DPU on March 1, 2010. The DPU has approved the 2009 Service Quality Reports for both NSTAR Electric and NSTAR Gas, and agreed performance levels were sufficient and not in a penalty situation.

NSTAR believes that NSTAR Electric and NSTAR Gas service quality performance levels for 2010 were not in a penalty situation. The final performance reports are expected to be filed with the DPU by March 1, 2011.

Contractual Commitments

Leases

NSTAR has leases for facilities and equipment, including agreements for use of transmission facilities of other providers. The estimated minimum rental commitments under non-cancellable operating leases for the years after 2010 are as follows:

(in thousands)
2011	$16,446
2012	15,455
2013	14,250
2014	10,831
2015	9,657
Years thereafter	11,368

Total lease commitments	$78,007

The total expense for leases and transmission agreements, including short-term rentals were as follows:

	Years ended December 31,
(in millions)	2010	2009	2008
Lease and transmission agreements expense	$20.4	$23.7	$26.7

Transmission

NSTAR Electric is a member of ISO-NE and is subject to the terms and conditions of the ISO-NE tariff. NSTAR Electric must pay for regional network services through that period to support the pooled transmission facilities requirements of other New England transmission owners whose facilities are used by NSTAR Electric. NSTAR Electric must, along with other transmission owners and market participants, fund a proportionate share of the RTO’s operating and capital expenditures. These payments were as follows:

	Years ended December 31,
(in millions)	2010	2009	2008
Regional network transmission expense	$235.7	$182.6	$134.6

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

The following represents NSTAR’s long-term energy related contractual commitments:

(in millions)	2011	2012	2013	2014	2015	Years Thereafter	Total
Electric capacity obligations	$3	$3	$3	$3	$3	$8	$23
Gas transportation and storage obligations	59	54	51	46	22	124	356
Renewable energy contracts	58	58	58	57	57	98	386
Purchase power buy-out obligations	75	32	27	31	31	10	206
Electric interconnection agreement	3	3	3	3	3	43	58

Total long-term energy related contractual commitments	$198	$150	$142	$140	$116	$283	$1,029

Electric capacity obligations represent remaining capacity costs of long-term contracts that reflect NSTAR Electric’s proportionate share of capital and fixed operating costs of certain generating units. These contracts expire in 2012 and 2019. In 2010 and 2009, these costs were attributed to 47.9 MW of capacity purchased. Energy costs are paid to generators based on a price per kWh actually received into NSTAR Electric’s distribution system and are in addition to the costs above.

Gas transportation and storage obligations represent agreements covering the transportation of natural gas and underground natural gas storage facilities that are recoverable from customers under the DPU-approved CGAC. These contracts expire at various times from 2011 through 2029.

Renewable energy contract obligations represent projected payments under long-term agreements.

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

The accounting for decommissioning and/or security or protection costs of these three decommissioned nuclear power plants involves estimates from Yankee Companies’ management and reflect total remaining costs of approximately $39 million to be incurred for CY, YA and MY. Changes in these estimates will not affect NSTAR’s results of operations or cash flows because these costs will be collected from customers through NSTAR Electric’s transition charge filings with the DPU.

Yankee Companies Spent Fuel Litigation

In October 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation in the amounts of $34.2 million, $32.9 million, and $75.8 million for CY, YA, and MY, respectively. This judgment in favor of the Yankee Companies relates to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY (DOE Phase I Damages). NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively. The DOE appealed this decision to the United States Court of Appeals for the Federal Circuit which affirmed in part and reversed in part the awards of the earlier Phase I judgments. The Court of Federal Claims issued a decision on remand on September 7, 2010, which determined that the net damage awards are to be amended against the DOE in the amounts of $39.7 million, $21.2 million, and $81.7 million for CY, YA, and MY, respectively. NSTAR Electric’s portion of the appealed judgments amounts to $5.6 million, $3 million, and $3.3 million, respectively. The DOE filed notice of its appeal of the decision on remand to the United States Court of Appeals for the Federal Circuit on November 8, 2010, and the Yankee Companies filed their notice of cross-appeal on a limited issue on November 19, 2010. The DOE’s brief on appeal is due February 4, 2011. A final decision on this appeal could be received by March 2012.

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

Financial and Performance Guarantees

On a limited basis, NSTAR and certain of its subsidiaries may enter into agreements providing financial assurance to third parties.

At December 31, 2010, outstanding guarantees totaled $23.9 million as follows:

(in thousands)
Surety Bonds	$19,588
Hydro-Quebec Transmission Company Guarantees	4,331

Total Guarantees	$23,919

Surety Bonds

As of December 31, 2010, certain of NSTAR’s subsidiaries have purchased a total of $2.7 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR and certain of its subsidiaries have purchased approximately $16.9 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR and certain of its subsidiaries to the Commonwealth of Massachusetts, required as part of the Company’s workers’ compensation self-insurance program. NSTAR and certain of its subsidiaries have indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR’s Senior Note rating to below BBB by S&P and/or to below Baa2 by Moody’s. These indemnity agreements cover both the performance surety bonds and workers’ compensation bonds.

Hydro-Quebec Transmission Company Guarantees

NSTAR Electric has issued approximately $4.3 million of residual value guarantees related to its equity interest in the Hydro-Quebec Transmission Companies, NEH and NHH.

Management believes the likelihood that NSTAR would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of December 31, 2010 and 2009, NSTAR had liabilities of $0.9 million and $0.8 million, respectively, for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of December 31, 2010 and 2009, NSTAR had a liability of approximately $15.9 million and $14 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was identified as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

Regulatory and Legal Proceedings

Rate Settlement Agreement

NSTAR Electric is currently operating under a DPU-approved Rate Settlement Agreement (“Rate Settlement Agreement”) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates. The rates as of January 1 were as follows:

	January 1,
	2011	2010	2009	2008
Annual inflation-adjusted distribution rate - SIP (decrease) increase	(0.19)%	1.32%	1.74%	2.68%

Due to low inflation factors and a productivity offset, there was a slight distribution rate reduction effective January 1, 2011. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge. The Rate Settlement Agreement implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric’s distribution return on equity (excluding incentives) should it exceed 12.5% or fall below 8.5%. Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase. NSTAR Electric did not exceed the 12.5%, or fall below the 8.5% distribution return on equity during 2010, 2009 or 2008.

Regulatory Proceedings - DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval and were recently updated to comply with the DPU’s directive in its May 28, 2010 order referenced below. NSTAR Electric incurred and billed incremental revenue requirements of $11 million, $12 million, $13 million and $16 million in 2006, 2007, 2008 and 2009, respectively. During 2010, approximately $16 million was incurred. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing. The expected recovery amount does not vary materially from the revenue previously recognized.

On October 8, 2010, NSTAR Electric submitted a Compliance Filing with the DPU to include a reconciliation of the recoverable CPSL Program revenue requirement for each year 2006 through 2009 with the revenues already collected in order to determine the proposed adjustment for effect on January 1, 2011. The DPU allowed the proposed rates to go into effect on that date, subject to reconciliation of program costs. NSTAR cannot predict the timing of subsequent DPU orders related to this filing. Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR’s results of operations, financial position, and cash flows.

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

On November 30, 2009, the DPU denied NSTAR Electric’s petition. NSTAR Electric refunded the $18.9 million to customers in 2010. The DPU order had no impact on earnings as the Company did not reflect the amounts collected in revenues.

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

On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). A decision by the SJC is expected in late 2011. As of December 31, 2010, the potential impact to earnings of eliminating the bad debt adder would be approximately $23 million, pre-tax. NSTAR cannot predict the timing of this appeals process. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

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

Report of Independent Registered Public Accounting Firm

To Shareholders and Trustees of NSTAR:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NSTAR and its subsidiaries (the Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note A to the consolidated financial statements, the Company signed an Agreement and Plan of Merger on October 16, 2010 with Northeast Utilities.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 9, 2011

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, NSTAR management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the Interpretive Guidance issued by the SEC in Release 34-55929. Based on this evaluation, NSTAR management has evaluated and concluded that NSTAR’s internal control over financial reporting was effective as of December 31, 2010.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report which appears on page 111.

Item 9B.	Other Information

None

Part III

The information required by Item 10 (Trustees, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Trustee Independence) and Item 14 (Principal Accounting Fees and Services) of this Annual Report on Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2010.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1.	Financial Statements:

Page
Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008	57
Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009, and 2008	58
Consolidated Statements of Common Shareholders’ Equity for the years ended December 31, 2010, 2009, and 2008	59
Consolidated Balance Sheets as of December 31, 2010 and 2009	60-61
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	62-63
Notes to Consolidated Financial Statements	64-110
Selected Quarterly Consolidated Financial Data (Unaudited)	22
Report of Independent Registered Public Accounting Firm	111

2. Financial Statement Schedules:
Schedule I - Condensed Holding Company Financial Statements for the years ended December 31, 2010, 2009, and 2008	121-126
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009, and 2008	127

3. Exhibits:	114
Refer to the exhibits listing beginning below.

Incorporated herein by reference unless designated otherwise:

NSTAR and its subsidiaries

Exhibit 2		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	(i)	Agreement and Plan of Merger by and among Northeast Utilities, NU Holding Energy 1 LLC, NU Holding Energy 2 LLC and NSTAR dated as of October 16, 2010 (NSTAR 8-K dated October 18, 2010) (for agreement entered into October 16, 2010, File No. 001-14768)

	(ii)	Amendment 1 to Agreement and Plan of Merger by and among Northeast Utilities, NU Holding Energy 1 LLC, NU Holder Energy 2 LLC and NSTAR dated as of November 1, 2010 (filed herewith)

	(iii)	Amendment 2 to Agreement and Plan of Merger by and among Northeast Utilities, NU Holding Energy 1 LLC, NU Holding Energy 2 LLC and NSTAR dated as of December 16, 2010 (filed herewith)

Exhibit 3		Articles of Incorporation and By-Laws

3.1		Declaration of Trust of NSTAR (dated as of April 20, 1999, as amended April 28, 2005 and April 30, 2009) (NSTAR Form 10-Q for the quarter ended September 30, 2009, File No. 001-14768)

3.2	Bylaws of NSTAR, dated as of April 20, 1999, as amended as of September 24, 2009 (NSTAR Form 8-K (Exhibit 3.2) dated September 24, 2009, File No. 001-14768)

3.3	NSTAR Electric Company, f.k.a. Boston Edison Company, Restated Articles of Organization (Form 10-Q for the quarter ended June 30, 1994, File No. 001-02301)

3.4	NSTAR Electric Company, f.k.a. Boston Edison Company, Bylaws dated April 19, 1977, as amended January 22, 1987, January 28, 1988, May 24, 1988, November 22, 1989, July 22, 1999, September 20, 1999, and January 2, 2007 (Form 10-K for the year ended December 31, 2007, File No. 001-02301)

Exhibit 4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Indenture dated as of January 12, 2000 between NSTAR and Bank One Trust Company N.A. (Exhibit 4.1 to NSTAR Registration Statement on Form S-3, File No. 333-94735)

4.2	Form of 4.50% Debenture Due 2019 (NSTAR Form 8-K (Exh. 99.2) dated November 16, 2009, File No. 001-14768)

4.3	Indenture between Boston Edison Company and the Bank of New York (as successor to Bank of Montreal Trust Company)(Form 10-Q for the quarter ended September 30, 1988, File No. 001-02301)

4.4	Votes of the Board of Directors of Boston Edison Company taken October 8, 2002 re $500 million aggregate principal amount of unsecured debentures ($400 million, 4.875% due in 2012 and $100 million, Floating rate due in 2005)(Form 8-K dated October 11, 2002, File No. 001-02301)

4.5	A Form of 4.875% Debenture Due April 15, 2014 (Boston Edison Company Form 8-K (Exh. 4.3) dated April 15, 2004, File No. 001-02301)

4.6	A Form of 5.75% Debenture Due March 15, 2036 (Boston Edison Company Form 8-K (Exh. 99.2) dated March 17, 2006, File No. 001-02301)

4.7	A Form of 5.625% Debenture Due November 15, 2017 (NSTAR Electric Company Form 8-K (Exh. 99.2) dated November 20, 2007 and February 13, 2009, File No. 001-02301)

4.8	A Form of 4.50% Debenture Due November 15, 2019 (NSTAR Form 8-K (Exhibit 99.2) dated November 16, 2009, File No. 001-14768)

4.9	A Form of 5.50% Debenture Due March 15, 2040 (NSTAR Electric Company Form 8-K (Exhibit 99.2) dated March 11, 2010, File No. 001-02301)

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

10.7	NSTAR 1997 Share Incentive Plan, as amended June 30, 1999 and assumed by NSTAR effective August 28, 2000 (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 001-14768)

10.7.1	NSTAR 1997 Share Incentive Plan, as amended January 24, 2002 (NSTAR Form 10-K for the year ended December 31, 2002, File No. 001-14768)

Exhibit 4	Instruments Defining the Rights of Security Holders, Including Indentures

10.8	NSTAR 2007 Long Term Incentive Plan, effective May 3, 2007 (NSTAR Form 8-K dated May 3, 2007, File No. 001-14768)

10.8.1	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Thomas J. May, dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.2	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and James J. Judge, dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.3	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Douglas S. Horan, dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.4	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Joseph R. Nolan, Jr., dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.5	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Werner J. Schweiger, dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.6	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan by and between NSTAR and NSTAR’s other Senior Vice Presidents and Vice Presidents, dated January 24, 2008 (in form) (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.9	Amended and Restated Change in Control Agreement by and between James J. Judge and NSTAR, dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.10	NSTAR Trustees’ Deferred Plan (Restated Effective August 25, 1999), dated October 20, 2000 (NSTAR Form 10-Q for the quarter ended September 30, 2000, File No. 001-14768)

10.10.1	NSTAR Trustees’ Deferred Plan, incorporating the 409A Trustees’ Deferred Plan, effective January 1, 2008, dated December 24, 2008 (NSTAR Form 10-K for the year-ended December 31, 2008, File No. 001-14768)

10.11	Master Trust Agreement between NSTAR and State Street Bank and Trust Company (Rabbi Trust), effective August 25, 1999 (NSTAR Form 10-Q for the quarter ended September 30, 2000, File No. 001-14768)

10.12	Amended and Restated Change in Control Agreement by and between Douglas S. Horan and NSTAR, dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.13	Amended and Restated Change in Control Agreement by and between Joseph R. Nolan, Jr. and NSTAR, dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.14	Amended and Restated Change in Control Agreement by and between Werner J. Schweiger and NSTAR, dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.15	Amended and Restated Change in Control Agreement by and between NSTAR’s other Senior Vice Presidents and NSTAR (in form), dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.16	Amended and Restated Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form), dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.17	Currently effective Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form) (NSTAR Form 10-K for the year ended December 31, 2009, File No. 001-14768)

10.18	Amended and Restated NSTAR Annual Incentive Plan as of January 1, 2003 (NSTAR Form 10-K for the year ended December 31, 2004, File No. 001-14768)

10.19	Executive Retention Award Agreement, dated November 19, 2010, by and between NSTAR and Christine M. Carmody (NSTAR Form 8-K (Exhibit 99.1) dated November 18, 2010, (File No. 001-14768)

10.20	Executive Retention Award Agreement, dated November 19, 2010, by and between NSTAR and James J. Judge (NSTAR Form 8-K (Exhibit 99.2) dated November 18, 2010, (File No. 001-14768)

10.21	Executive Retention Award Agreement, dated November 19, 2010, by and between NSTAR and Joseph R. Nolan (NSTAR Form 8-K (Exhibit 99.3) dated November 18, 2010, (File No. 001-14768)

10.22	Executive Retention Award Agreement, dated November 19, 2010, by and between NSTAR and Werner J. Schweiger (NSTAR Form 8-K (Exhibit 99.4) dated November 18, 2010, (File No. 001-14768)

Power Purchase Agreements

10.23	Amended and Restated Power Purchase Agreement (NEA A PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.24	Amended and Restated Power Purchase Agreement (NEA B PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.25	Amended and Restated Power Purchase Agreement (CECO 1 PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.26	Amended and Restated Power Purchase Agreement (CECO 2 PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.27	The Bellingham Execution Agreement, dated August 19, 2004 between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

Power Purchase Agreements

10.28	Purchase and Sale Agreement, dated June 23, 2004, between NSTAR Electric and Transcanada Energy Ltd. (Ocean State Power Contract) (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.29	Second Restated NEPOOL Agreement among NSTAR Electric and various other electric utilities operating in New England, dated August 16, 2004 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.30	Transmission Operating Agreement among NSTAR Electric and various other electric transmission providers in New England and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.31	Market Participants Service Agreement among NSTAR Electric, various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.32	Rate Design and Funds Disbursement Agreement among NSTAR Electric and various other electric transmission providers in New England, dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.33	Participants Agreement among NSTAR Electric, various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2006, File No. 001-14768)

10.34	Limited Liability Company Agreement of Northern Pass Transmission LLC between NU Transmission Ventures, Inc., and NSTAR Transmission Ventures, Inc., dated April 6, 2010 (filed herewith)

10.34.1	Amendment No. 1 to 10.34, dated as of May 15, 2010 (filed herewith)

10.34.2	Amendment No. 2 to 10.34, dated as of November 18, 2010 (filed herewith)

10.35	Transmission Service Agreement by and between Northern Pass Transmission LLC, as Owner, and H.Q. Hydro Renewable Energy, Inc., as Purchaser, dated October 4, 2010 (filed herewith)

Exhibit 21	Subsidiaries of the Registrant

21.1	Incorporated herein by reference. (NSTAR Form 10-K for the year ended December 31, 2008, File No. 001-14768)

Exhibit 23	Consent of Independent Registered Public Accounting Firm

23.1	(filed herewith)

Exhibit 31	Rule 13a - 15/15d-15(e) Certifications

31.1	Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Section 1350 Certifications

32.1	Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 99	Additional Exhibits

99.1	Annual Reports on Form 11-K for certain employee savings plans for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, as filed June 28, 2010, June 25, 2009, June 25, 2008, June 25, 2007 and June 27, 2006, respectively, (File No. 001-14768)

99.2	MDTE Order approving Rate Settlement Agreement dated December 31, 2005 (NSTAR Form 8-K for the event reported December 30, 2005, dated January 4, 2006, File No. 001-14768)

99.3	Amended NSTAR Board of Trustees Guidelines on Significant Corporate Governance Issues as of September 24, 2009 (NSTAR Form 8-K for the event reported and dated September 24, 2009, File No. 001-14768)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SCHEDULE I

CONDENSED HOLDING COMPANY FINANCIAL STATEMENTS

NSTAR (Holding Company)

Condensed Balance Sheets

	December 31,
	2010	2009
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$76	$131,816
Notes receivable - subsidiary companies	115,600	132,100
Net investment in discontinued operations	—	79,102
Other	4,023	4,869

Total current assets	119,699	347,887

Other assets:
Receivable - subsidiary companies	81,652	84,245
Investment in subsidiaries	2,305,630	2,330,520
Other investments	16,985	17,993
Accumulated deferred income taxes	5,409	4,868
Other deferred debits	2,511	2,839

Total other assets	2,412,187	2,440,465

Total assets	$2,531,886	$2,788,352

Liabilities and Capitalization
Current liabilities:
Long-term debt	$—	$500,000
Notes payable	160,000	—
Accrued interest	2,532	17,445
Taxes payable	34,851	—
Dividends payable	44,024	42,723
Other	1,145	1,361

Total current liabilities	242,552	561,529

Other liabilities:
Long-term debt	347,412	347,094
Other deferred credits	7,359	7,123

Total other liabilities	354,771	354,217

Common equity:
Common shares	103,587	106,808
Premium on common shares	790,574	813,490
Retained earnings	1,054,987	966,636
Accumulated other comprehensive loss	(14,585)	(14,328)

Total common equity	1,934,563	1,872,606

Total liabilities and capitalization	$2,531,886	$2,788,352

The accompanying notes are an integral part of the condensed financial statements.

NSTAR (Holding Company)

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Operating expenses
Administrative, general and other	$6,219	$4,958	$4,354

Operating loss	(6,219)	(4,958)	(4,354)

Other (deductions) income	(6,113)	456	2,247
Earnings from investments in subsidiaries	253,035	268,776	252,551
Interest expense	(22,009)	(43,386)	(44,214)

Income before income taxes	218,694	220,888	206,230
Income tax benefits	17,300	23,127	19,766

Net income from continuing operations	235,994	244,015	225,996
Gain on sale of discontinued operations, net of tax	109,950	—	—
Income from discontinued operations, net of tax	7,005	9,233	11,551

Net income attributable to common shareholders	352,949	253,248	237,547

Other comprehensive income from continuing operations, net:
Pension and postretirement costs	(2,451)	(1,032)	(1,534)
Deferred income taxes benefit	994	383	634

Total other comprehensive loss from continuing operations, net	(1,457)	(649)	(900)

Comprehensive income from continuing operations	351,492	252,599	236,647

Other comprehensive income from discontinued operations, net:
Postretirement costs	43	(251)	(51)
Deferred income taxes benefit	(18)	97	19

Total other comprehensive income (loss) from discontinued operations, net	25	(154)	(32)

Comprehensive income	$351,517	$252,445	$236,615

The accompanying notes are an integral part of the condensed financial statements.

NSTAR (Holding Company)

Condensed Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$443,705	$168,245	$72,826

Cash flows from investing activities:
Return of capital from discontinued operations	44,535	—	—
Net change in notes receivable	16,500	(38,750)	(92,050)
Investments	1,136	60	5,285

Net cash provided by (used in) investing activities	62,171	(38,690)	(86,765)

Cash flows from financing activities:
Long-term debt issuance, net of discount	—	347,122	—
Long-term debt redemptions	(500,000)	—	—
Net change in notes payable	160,000	(175,000)	171,000
Acquisition of common shares under accelerated repurchase program	(123,555)	—	—
Dividends paid	(170,276)	(162,173)	(151,492)
Cash received for exercise of equity options	17,001	5,065	4,846
Cash used to settle equity compensation	(22,932)	(13,616)	(11,585)
Windfall tax effect of settlement of equity compensation	2,146	464	744

Net cash (used in) provided by financing activities	(637,616)	1,862	13,513

Net (decrease) increase in cash and cash equivalents	(131,740)	131,417	(426)

Cash and cash equivalents at the beginning of the year	131,816	399	825

Cash and cash equivalents at the end of the year	$76	$131,816	$399

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

2. Proposed Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement at closing, NSTAR will become a wholly-owned subsidiary of NU. The combined company will provide electric and gas energy delivery services to over half of the customers in New England. The combined company will operate six regulated electric and gas utilities in three states and will have nearly 3.5 million electric and gas customers. The Merger Agreement provides that, upon completion of the merger, the Board of Trustees of the combined company will consist of fourteen members including (a) seven designees of NU (which will include Charles W. Shivery, Chairman, President and Chief Executive Officer of NU) and (b) seven designees of NSTAR (which will include Thomas J. May, Chairman, President and Chief Executive Officer of NSTAR). At the time of this filing, the other six designees of each of NU and NSTAR had not been determined. In addition, upon completion of the merger, each of the Audit, Compensation, Executive, Finance and Governance Committees of the Board of Trustees will consist of an equal number of Trustees designated by NU and NSTAR. The Chair of the Audit and Governance Committees of the Board of Trustees shall be designated by NU and the Chair of the Compensation and Finance Committees of the Board of Trustees shall be designated by NSTAR. Mr. May will be a trustee and a member of the Executive Committee of the Board of Trustees. In addition, NU will designate the lead Trustee. Upon completion of the merger, Mr. May will serve as President and Chief Executive Officer and Mr. Shivery will serve as Non-executive Chairman of the combined company for a period of 18 months, at which time Mr. May will become Chairman of the combined company.

Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent and former NSTAR shareholders will own approximately 44 percent of the combined company. NSTAR filed its Definitive Proxy Statement with the SEC on January 5, 2011 and scheduled a special shareholder meeting for March 4, 2011 at which shareholders of record as of January 4, 2011 will vote on whether to approve the merger.

Completion of the merger is subject to various customary conditions, including approval by two-thirds of the outstanding shares of each company, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and applicable regulatory approvals by the Massachusetts Department of Public Utilities (DPU), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission, and the Federal Communications Commission. Several intervening parties have applied to participate in the regulatory review of the merger and have raised various issues that they feel the regulatory agencies should examine in the course of the proceedings.

The Connecticut Department of Public Utility Control (CDPUC) originally issued a determination in November 2010 stating it lacked jurisdiction over the merger; however, following the filing in December 2010 of a Petition by the Connecticut Office of Consumer Counsel, supported by the Connecticut Attorney General, the

CDPUC issued an Administrative Order in January 2011 advising that it plans to hold a hearing to determine if it has jurisdiction over the merger. With respect to the review by the Massachusetts DPU, as a result of comments received from intervenors, the DPU has issued a request to solicit comments on whether the standard of review for mergers should be modified from the current standard. Assuming the regulatory reviews proceed according to the tentative schedule, the companies anticipate that the regulatory approvals will be obtained by the third quarter of 2011.

3. Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the period. Actual results could differ from these estimates.

4. Share Repurchase Program

In connection with the sale of MATEP, NSTAR’s Board of Trustees approved a share repurchase program of up to $200 million of NSTAR Common Shares.

On June 3, 2010, NSTAR entered into a $125 million Accelerated Share Repurchase (ASR) program with an investment bank, which delivered to NSTAR 3,221,649 Common Shares under the ASR.

In the fourth quarter of 2010, upon settlement of the ASR, NSTAR recorded a final adjustment to common equity for the termination of the ASR reflecting the receipt of approximately $2.3 million in cash from the investment bank. No additional shares were delivered to NSTAR at the conclusion of the ASR. The excess of amounts paid over par value for the 3,221,649 Common Shares delivered was allocated between Retained earnings and Premium on Common Shares.

In conjunction with the announcement of the proposed NSTAR and NU merger, NSTAR elected to cease the remaining $75 million of purchases of Common Shares that had been planned under the $200 million share repurchase program.

5. Notes Payable

NSTAR (Holding Company) currently has a $175 million revolving credit agreement that expires December 31, 2012. At December 31, 2010 and 2009, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a back up to NSTAR’s $175 million commercial paper program that, at December 31, 2010 and 2009, had $160 million and zero outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of no greater than 65% at all times, and was in compliance with this ratio at December 31, 2010 and 2009. Commitment fees must be paid on the total agreement amount.

6. Long-Term Debt

In February 2010, NSTAR retired, at maturity, its $500 million, 8% Notes. On November 17, 2009, NSTAR sold $350 million of fixed rate (4.5%) Debentures due November 15, 2019. NSTAR used the proceeds from the issuance of these securities for the repayment of outstanding short-term debt balances and general working capital purposes.

Refer to Note L of the NSTAR Consolidated Financial Statements for a description and details of the Holding Company long-term debt.

7. Equity Transactions

NSTAR (Holding Company) received $310.8 million, $170.6 million, and $85.6 million, of cash dividends from subsidiaries during 2010, 2009, and 2008, respectively. NSTAR also received returned capital of $165.2 million, $6.7 million, and $5.7 million, from subsidiaries during 2010, 2009, and 2008, respectively.

8. Commitments, Contingencies and Guarantees

Refer to Note P of the NSTAR Consolidated Financial Statements for a description of any material commitments, contingencies or guarantees of the Holding Company.

9. Sale of MATEP

On June 1, 2010, NSTAR completed the sale of its stock ownership interest in its district energy operations business, MATEP, for $343 million in cash, to a joint venture comprised of Veolia Energy North America, a Boston-based subsidiary of Veolia Environnement and Morgan Stanley Infrastructure Partners.

The sale resulted in a non-recurring, after-tax gain of $109.9 million, including transaction costs, or $1.04 per share, for 2010. The proceeds from the sale were partially utilized to retire the $85.5 million of MATEP’s long-term Notes, together with a retirement premium of $18 million.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(in thousands)

		Additions			Balance At End of Year
Description	Balance at Beginning of Year	Provisions Charged to Operations	Recoveries	Deductions Accounts Written Off
Allowance for Doubtful Accounts
Year Ended December 31, 2010	$32,545	$38,321	$5,548	$40,649	$35,765
Year Ended December 31, 2009	$32,859	$40,620	$5,222	$46,156	$32,545
Year Ended December 31, 2008	$29,426	$37,074	$4,442	$38,083	$32,859

FORM 10-K	NSTAR	DECEMBER 31, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR
(Registrant)

Date: February 9, 2011	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 9th day of February 2011.

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