Form 10-K/A
period 2010-12-31
NSTAR/MA
filed 2011-04-29
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file No. 001-14768

NSTAR

(Exact name of registrant as specified in its charter)

Massachusetts	04-3466300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Boylston Street, Boston, Massachusetts	02199
(Address of principal executive offices)	(Zip Code)

617-424-2000

(Registrant’s telephone number, including area code:)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, par value $1.00 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2011
Common Shares, par value $1.00 per share	103,586,727

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends NSTAR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on February 10, 2011. The purpose of this Form 10-K/A is to disclose the information required in Part III, Items 10 through 14, of the Form 10-K. Accordingly, NSTAR (the “Company”) hereby amends and replaces in their entirety Items 10 through 14 of the Form 10-K. Except as described above, this Form 10-K/A does not amend, update or change any other items of the Company’s originally filed 2010 Annual Report on Form 10-K.

PART III

Item 10 – Trustees, Executive Officers and Corporate Governance

Trustees

The Board is divided into three classes serving staggered three-year terms. Trustees for each class are elected at the Annual Meeting of Shareholders held in the year in which the term for their class expires. The terms of the Trustees will expire at the respective Annual Meeting or until their respective successors are elected and qualified, or until their earlier death, resignation, or removal. There are no family relationships among the Company’s executive officers and Trustees.

The biography for each Trustee sets forth the Trustee’s name, age, principal occupation and directorships and the year in which the Trustee first became a Trustee of the Company, and includes the specific experience, qualifications, attributes and skills that led the Board to conclude that the Trustee should serve as a Trustee. The Board believes that each of the Trustees has valuable individual skills and experiences that, taken together, provide the Company with the variety and depth of knowledge, judgment and vision necessary to provide effective oversight of the Company.

Class I Trustees, Terms Expire in 2012

Trustees	Principal Occupation, Directorships and Qualifications
Thomas G. Dignan, Jr. Age: 70 Trustee since: 1999

Partner, Ropes & Gray, LLP (Law firm) (1964-2000; retired 2000).

Mr. Dignan practiced as an attorney and partner at one of Boston’s largest and most respected law firms, where he represented companies in many regulated industries, including utilities. Mr. Dignan’s legal experience is an important resource to the Board of a highly regulated company. Mr. Dignan’s legal background also provides him with insight into the requirements and governance environment of a publicly-traded company.

Matina S. Horner Age: 71 Trustee since: 1999

Executive Vice President, Teachers Insurance and Annuity Association/College Retirement Equities Fund (Financial services) (1989-2003; retired 2003); Trustee, BlackRock Equity Liquidity Funds (2005-Present); Director, The Neiman Marcus Group, Inc. (1993-2005).

Dr. Horner’s service as executive vice president of TIAA-CREF provides the Board with her unique perspective on shareholder-related issues and employment-related matters. Dr. Horner has also done extensive research in the field of workplace issues, and as an administrator she became the youngest president of Radcliffe College.

Gerald L. Wilson Age: 72 Trustee since: 1999

Emeritus Professor of Electrical and Mechanical Engineering, Massachusetts Institute of Technology (2009-Present); Vannevar Bush Professor of Engineering, Massachusetts Institute of Technology (1983-2009; retired 2009); Director, Analogic Corp. (1980-Present), Massachusetts Technology Collaborative (2009-Present), SatCon Technologies Corp. (2001-2005) and Evergreen Solar, Inc. (2005-2008).

As a Professor of Electrical and Mechanical Engineering and the former Dean of the School of Engineering at the Massachusetts Institute of Technology, Dr. Wilson brings unique insight to the Board on engineering and system electric operations matters. He also provides his extensive experience gained from service on several public company boards.

Class II Trustees, Terms Expire in 2013

Trustees	Principal Occupation, Directorships and Qualifications
Gary L. Countryman Age: 71 Trustee since: 1999

Chairman Emeritus and a Director, Liberty Mutual Holding Company, Inc. (Insurance) (2002-Present); Director, CBS Corporation (2007-Present), Bank of America Corporation (2004-2009) and The Neiman Marcus Group, Inc. (1988-2005).

As the former chief executive of Liberty Mutual Insurance Company, Mr. Countryman has valuable risk management experience in a regulated industry. Mr. Countryman also brings extensive executive and management leadership skills and experience as a director of several public companies to his service on the Board.

James S. DiStasio Age: 63 Trustee since: 2009

Senior Vice Chairman and Americas Chief Operating Officer, Ernst & Young (Registered public accounting firm) (2003-2007; retired 2007); Director, EMC Corporation (2010-Present).

Mr. DiStasio served as a senior executive at one of the largest registered public accounting firms in the world and has an extensive background in public accounting. In his position of Senior Vice Chairman and Americas Chief Operating Officer, Mr. DiStasio acquired important management and leadership skills that provide additional value and support to the Board. Mr. DiStasio’s service as a director of numerous civic and charitable organizations in the Boston area provides an additional and valuable perspective.

Thomas J. May Age: 64 Trustee since: 1999

Chairman, President (Since 2002), Chief Executive Officer and a Trustee, NSTAR (1999-Present); Director, Bank of America Corporation (2004-Present) and Liberty Mutual Holding Company, Inc. (2002-Present).

Mr. May is the Chief Executive Officer and Chairman of the Board of Trustees of the Company. His extensive experience in the energy industry and diverse financial, operations and management skills provide the necessary background to lead the Company. Mr. May represents management on the Board as the sole management, non-independent trustee.

Class III Trustees, Terms Expire in 2011

Trustees	Principal Occupation, Directorships and Qualifications
Charles K. Gifford Age: 68 Trustee since: 1999

Chairman Emeritus (2005-Present) and a Director (2004-Present), Bank of America Corporation (Bank holding company) (retired as Chairman 2005); Director, CBS Corporation (2006-Present).

Mr. Gifford, through a career overseeing large complex financial institutions in the banking industry, brings important business and financial expertise to the Board in its deliberations on complex transactions and other financial matters. In addition, his breadth of director experience, which includes his service on executive, executive personnel, credit, governance and nominating, and audit committees, as well as his service as Lead Trustee of NSTAR, provides valuable contributions to the Board in implementing good corporate governance.

Paul A. La Camera Age: 68 Trustee since: 1999

University Administrator of Public Radio (2011-Present), WBUR Boston (Broadcasting); General Manager (2006-2010) (retired as General Manager 2010); formerly President and General Manager (1993-2005), WCVB-TV Channel 5 Boston.

Mr. La Camera is an active and respected member of the Metropolitan Boston community, having served for more than 30 years as an executive in the local television and radio broadcast industry. In addition to the important perspective that his career in broadcast journalism provides, Mr. La Camera brings extensive organizational and leadership skills to the Board, along with his link to the NSTAR customer community through his substantial non-profit board service.

William C. Van Faasen Age: 62 Trustee since: 2002

Chairman (2010-Present and 2005-2007), President (2010), Blue Cross Blue Shield of Massachusetts Inc. (Health care); Director, Liberty Mutual Holding Company, Inc. (2002-Present), IMS Health, Inc. (1996-2010) and PolyMedica Corporation
(2005-2008).

Mr. Van Faasen served as the Chairman and CEO of Massachusetts’ largest health care management company, Blue Cross Blue Shield of Massachusetts and in 2010 was elected Chairman, also serving as interim CEO and President from March – August 2010 when he was elected Chairman. He brings to the Board extensive management, leadership, and financial experience as a result of leading a large company in a regulated industry. He also brings in-depth experience and insight as a director of several public companies, including service as a lead director.

Executive Officers

Name of Officer	Position and Business Experience	Years in Current Position	Years as an Executive Officer	Age at April 29, 2011
Thomas J. May	Chairman, President, Chief Executive Officer and a Trustee	16	24	64
James J. Judge	Senior Vice President and Chief Financial Officer	15	15	55
Douglas S. Horan	Senior Vice President – Strategy, Law & Policy, Secretary and General Counsel	15	15	61
Werner J. Schweiger	Senior Vice President – Operations	9	9	51
Joseph R. Nolan, Jr.	Senior Vice President – Customer & Corporate Relations	10	10	48
Christine M. Carmody	Senior Vice President – Human Resources; previously Vice President of Organizational Effectiveness	3	3	48
Robert J. Weafer, Jr.	Vice President, Controller and Chief Accounting Officer	22	22	64

Corporate Governance

Audit, Finance and Risk Management Committee. The Audit, Finance and Risk Management Committee is comprised of Dr. Matina S. Horner, Chair and Mr. James S. DiStasio, Mr. Paul A. La Camera, Mr. William C. Van Faasen and Dr. Gerald L. Wilson. The Board of Trustees has made a determination that Mr. DiStasio is the Committee’s “audit committee financial expert,” as that term is defined in the SEC’s regulations and that each of the members meets the applicable SEC and NYSE independence and knowledge standards. The Committee met four times in 2010.

NSTAR Policies on Business Ethics and Conduct. The NSTAR Board of Trustees Guidelines on Significant Corporate Governance Issues (“Corporate Governance Guidelines”), NSTAR’s Code of Ethics for the Principal Executive Officer, General Counsel and Senior Financial Officers, and NSTAR’s Code of Ethics and Business Conduct for Trustees, Officers and Employees (“Code of Conduct”), together with other relevant governance documents that are applicable to NSTAR’s executive officers, senior financial officers or Trustees can be accessed free of charge on NSTAR’s website at www.nstar.com: select “Investor Relations,” “Company Information” and then “Corporate Governance,” or in print to any Shareholder who requests them from the Company’s Secretary.

Item 11 – Executive and Trustee Compensation

Compensation Discussion and Analysis

Overview

The Role of the Executive Personnel Committee. The Board of Trustees has delegated to its Executive Personnel Committee (the “Committee”) overall responsibility for establishing the compensation program for all executive officers, including the Named Executive Officers. In this role, the Committee sets compensation policy and compensation levels, reviews and approves performance goals and evaluates executive performance. Although this discussion and analysis refers principally to compensation for the Named Executive Officers, the same compensation principles and practices generally apply to all executive officers. The compensation of the Chief Executive Officer is subject to further review and the approval of the independent Board members.

Elements of Compensation. Total direct compensation is delivered primarily through a combination of three elements: base salary, annual cash incentive awards and long term equity-based incentive awards. Compensation is also provided through certain retirement, perquisite, severance, and health and welfare benefit programs. The Committee believes that a significant portion of total compensation should be incentive-based, and therefore the Company’s incentive and share-based plans have been designed to provide for targeted levels of approximately 80% of Mr. May’s total compensation and approximately 60% to 70% of total compensation for the other Named Executive Officers.

Compensation Objectives. The objectives of the Company’s compensation program for executive officers are to attract and retain highly-qualified executives, to reward the achievement of short and long term performance objectives, and to provide total compensation to executives that is competitive with market conditions. The NSTAR compensation program utilizes performance-based compensation programs to reward individual and corporate performance and to link interests of executives with the Company’s Shareholders.

Setting Compensation Levels. Individual and Company performance are the most significant factors used in determining executive compensation. The Committee has therefore structured the Company’s annual cash incentive and long term equity-based incentive compensation programs to motivate executives to achieve the Company’s business goals and to reward executives for favorable Company performance measured against these and other factors. In order to ensure that the Company also achieves its goal of providing market-based compensation levels to attract and retain top quality management, the Committee benchmarks total compensation against a group of urban utility companies. The Company and Towers Watson (which in October 2010 formed a new, independent entity, Pay Governance LLC, that now serves as the Committee’s compensation consultant)

work together to identify the companies comprising the urban utility benchmark group. The urban utility group and the companies comprising it are reviewed by the Committee annually and are generally stable from year to year, with any changes resulting mostly from mergers or acquisitions of companies within the group. As a secondary point of reference, the Committee reviews compensation data pertaining to general industry companies with revenues between $2 billion and $5 billion derived from the Towers Watson database.

The urban utility group used to benchmark the Company’s compensation program is comprised of 24 energy companies operating primarily in major urban areas. For 2010, this peer group of companies consisted of:

AGL Resources Inc.	EQT Corporation	Pinnacle West Capital Group
Ameren Corporation	Exelon Corporation	Portland General Electric Company
CenterPoint Energy Inc.	FirstEnergy Corporation	Public Service Enterprise Group Inc.
Consolidated Edison, Inc.	FPL Group Inc.	Puget Energy Inc.
Constellation Energy Group Inc.	Great Plains Energy Inc.	TECO Energy Inc
DPL Inc.	Northeast Utilities	WGL Holdings Inc
DTE Energy Company	NV Energy Inc.	Wisconsin Energy Corporation
Duke Energy Corporation	Pepco Holdings Inc.	Xcel Energy Inc.

The Committee’s compensation philosophy is to target total compensation at the 50th percentile of the urban utility group, with the ability to earn higher levels of compensation depending on corporate and individual performance. The data for the urban utility group and the similar-sized general industry companies is reviewed at both the 50th and 75th percentiles in order to assess the competitiveness of the compensation programs within the marketplace for executive talent. In addition to benchmarking total compensation, the data is also used as a reference point to determine the mix of cash and equity compensation. Towers Watson developed the benchmark and comparative compensation data described above and periodically reviews the Company’s executive compensation levels, the role and responsibilities of each executive, and the Company’s organizational structure. The Company’s internal pay relationship is derived from the data in the Towers Watson studies and an internal assessment of the relative value of the executive positions. At the January meeting of the Committee, Towers Watson (now Pay Governance LLC) presents a report that reviews NSTAR’s executive compensation levels relative to the 50th and 75th percentiles of the urban utility group. Data with respect to the general industry companies is also provided.

Analysis of Results for 2010

The Company’s overall financial and operational performance was outstanding in 2010, exceeding its Operating Plan. This exceptionally strong performance was evidenced by the following:

•	The Company exceeded its earnings target, reporting total earnings per share of $3.35 and adjusted earnings of $2.56 per share;

•	The Company’s common share dividend was increased by 6.3%;

•	For the fourteenth consecutive year, NSTAR achieved a positive total shareholder return;

•	The Company’s credit rating was the highest in the utility industry;

•	Overall Company electric system performance continued to be the best in Massachusetts and overall top quartile of the industry;

•	Customer service results were outstanding, also within the first quartile compared to the Company’s peers; and

•

The Company executed three strategic transactions: completion of the MATEP sale, the merger agreement with Northeast Utilities and a telecommunications licensing agreement, that will provide significant continuing benefits to Shareholders, customers and employees.

Achievement of the 2010 performance goals and the Committee’s assessment of corporate and executive performance are fully described in the section of this report entitled “Annual Incentive Compensation.” Specific decisions regarding each of the elements of compensation, based upon the Committee’s assessment of Company and executive performance and the market data described in this Compensation Discussion and Analysis, are set forth below.

Base Salary

2010 Base Salary. A portion of each executive’s compensation is base salary. In establishing base salary levels, the Committee’s considerations are to establish base salary at a competitive level which the Committee believes is necessary to attract and retain highly qualified individuals and to consider Company and executive financial and operating performance. The Committee and the independent Board members apply the same considerations in determining the level of base salary for the Chief Executive Officer, in addition to considering the competitive executive compensation review of Towers Watson. With respect to the other senior executives, including the Named Executive Officers, the Committee also considers the recommendations of the Chief Executive Officer.

The base salaries of each of the Named Executive Officers that were approved by the Committee in 2010 approximate the 50th percentile of the base salaries of the urban utility group, which is the level determined by the Committee, based on the Towers Watson studies, to be competitively necessary to attract and retain qualified individuals. Considering his performance and taking into consideration the appropriate allocation of base pay and performance-based incentive compensation, the Committee and the independent Board members set Mr. May’s base salary at $1,070,000, effective May 1, 2010.

Annual Incentive Compensation

Performance Assessment Process. The Committee established several corporate performance goals in January 2010, based on the Operating Plan approved by the Board of Trustees. These included goals with quantitative targets and others that do not lend themselves to specific metrics, but which relate to critical initiatives which were seen by the Committee to be of significant importance. Performance goals related to earnings per share, credit ratings, operating performance results, customer service quality and safety include quantifiable targets. The goals related to regulatory, environmental and energy supply matters are not as quantitative, and are set by the Committee based on its judgment of how well the Company and the executive should perform. All of the goals for 2010 are described below. At the end of the year, management prepared a comprehensive review of the Company’s performance for the year. Based on that analysis, the Chief Executive Officer recommended to the Committee payouts for each executive based on the Company’s overall corporate performance and achievement of the performance goals, along with his assessment of the executive’s individual and team performance. In making incentive awards, the Committee did not use pre-determined or quantifiable formulas based on the degree of achievement of performance metrics. The Committee uses its discretion to consider many factors, including the difficulty of achieving such goals and the executive’s individual contribution to their successful achievement. The Committee also may exercise discretion in making an award absent the attainment of a performance goal, as many of the goals are interdependent and are considered both individually and in relation to each other. The Committee established Annual Incentive Plan target award levels for each executive in January 2010 based on the benchmarked group and market data described above. The target award levels are expressed as a percentage of each Named Executive Officer’s base salary. For each of the Named Executive Officers in 2010, target award levels ranged from 45% to 100% of base salary. Depending on individual performance, awards may be made within a range of 0% to 200% of target. The maximum award is 200% of base salary. The Chief Executive Officer’s annual target award level was set at 100% of base pay for 2010.

Performance Assessment Results. At its January 24, 2011 meeting, the Committee reviewed all of the financial and operational performance goals established at the beginning of 2010. The Committee’s consideration of each of these goals is described below.

Financial Goals

•

The Company successfully executed its Operating Plan by the achievement of increased earnings, reporting total earnings per share of $3.35 for 2010 and adjusted earnings of $2.56, (excluding the gain on sale of MATEP, the one-time RCN Tax Settlement charge and merger-related costs), which exceeded the Company’s earnings per share target;

•	The Company’s common share dividend was increased in November 2010 by 6.3%, outperforming the Edison Electric Institute (“EEI”) industry average of 4.0%;

•

The Company achieved a positive total return to Shareholders for the fourteenth consecutive year, being the only company in any industry to do so. Cumulative total shareholder returns for the past one, three, five and ten year periods totaled 19.7%, 32.8%, 81.1% and 205.6%, respectively, considerably outperforming the industry and the market over each of those time periods;

•	The Company’s pension plan asset investment performance of 13.2% was in line with the median return for large corporate plans; and

•

The Company’s “A+” credit rating in 2010 was the highest of any investor-owned utility, as reported by EEI and was in excess of the average credit rating of “BBB” for the industry. This strong financial position continued to provide the Company with uninterrupted access to the capital and commercial paper markets; the Company’s average commercial paper borrowing rate of 23 basis points was the lowest compared to its peers for the second consecutive year.

Operational Goals

•	The Company met all state regulatory requirements with regard to system reliability and in most instances achieved or exceeded the goals established by the Committee at the beginning of the year:

•	average months between service interruptions equaled 14.9 months, exceeding the target of 13 months;

•	99.6% of the time the Company responded to gas customer emergency calls within 60 minutes, exceeding the target of 99.3%; and

•	electric service outage restoration time of 97.3 minutes was in the top quartile compared to the Company’s peers, although behind the aggressive target of 77 minutes.

•	Despite continuing its emphasis on safety awareness, the Company did not, however, meet all its 2010 safety targets.

•	Regarding customer service goals, the Committee found that all targets were achieved and that the Company’s performance was within the first quartile compared to its peers:

•	99% of meters were read on time, exceeding the 98.3% target; and

•	85.6% of customer calls were answered within 30 seconds, exceeding the 82% target.

•

The Company also implemented a new three-year Energy Efficiency Program with performance that exceeded its aggressive savings targets and represented superior performance compared to other Massachusetts utilities. Energy efficiency programs achieved 103% of target, which resulted in an increase in incentive revenues over 2009.

•	The Company successfully executed the regulatory, environmental and energy supply goals established by the Committee.

The Company also executed an agreement to create an $18 billion merger of equals with Northeast Utilities, expected to close in the second half of 2011, and completed the MATEP facility sale, which realized a $110 million gain and generated positive net cash flow of approximately $200 million. In addition, the Company also executed a multi-year agreement through its telecommunications subsidiary, which is expected to enhance earnings through 2016.

Based on the Committee’s review of the Company’s overall performance, considered by the Committee to have been outstanding for the several reasons enumerated above, and on the recommendation process described above, the Committee approved cash incentive payouts for the Company’s Named Executive Officers at levels that ranged from 90% to 187% of base pay.

In arriving at Mr. May’s actual annual incentive payment of $2,000,000, which was 187% of base pay, the Committee and the Board considered the totality of the Company’s financial and operating performance described above, Mr. May’s leadership in enabling the Company to meet or exceed substantially all of its performance goals, and his leading role in negotiating the essential terms of the merger agreement with Northeast Utilities. In its review of the other Named Executive Officers, the Committee considered their contribution to the overall financial and operating performance of the Company and also the following key focus areas:

1.	James J. Judge – earnings per share, capital costs, credit ratings, pension plan performance, regulatory initiatives and outcomes, strategic transactions and energy supply;

2.	Douglas S. Horan – earnings per share, unregulated operations performance, strategic transactions and legal and regulatory initiatives and outcomes;

3.	Werner J. Schweiger – earnings per share, execution of operating and capital plan, electric system reliability, service restoration, gas operations and safety metrics;

4.	Joseph R. Nolan, Jr. – earnings per share, customer service quality metrics, energy efficiency program results and regulatory and legislative initiatives and outcomes.

At the Board’s January 27, 2011 meeting, the Committee reviewed with the independent members of the Board the Committee’s determination of the Annual Incentive Plan payout for Mr. May, and the independent members of the Board concurred with the Committee’s determination and also approved the payout.

Long Term Incentive Compensation

2010 Awards. At its January 2010 meeting, the Committee made equity-based awards to executives under a Shareholder approved equity compensation plan, the NSTAR 2007 Long Term Incentive Plan. The awards for each executive were based both on corporate performance and on the award target levels derived from the benchmarking information described above for such positions. In addition, the Committee considered recommendations from the Chief Executive Officer based on his assessment of each executive’s ability to influence corporate performance. The Committee believes that equity-based compensation under the Plan ensures that executives have a continuing stake in the long term success of the Company and that executive interests are aligned with those of NSTAR Shareholders. The ability of executives to realize the full value of the 2010 awards is dependent upon continued financial, operational and stock price performance and on the executive remaining employed at the Company for a specified number of years.

Reflecting the Committee’s determination to emphasize the long term equity component of the executives’ overall compensation package, long term incentive award targets for 2010 for the Named Executive Officers were generally between the 50th and 75th percentile of the urban utility group, as measured by Towers Watson’s market benchmarking analysis. Equity awards in 2010 reflected a mix (based on the value of the different awards) of 40% performance share units with dividend equivalent awards, 40% deferred shares with dividend equivalent awards, and 20% stock options, all subject to Plan restrictions. For Mr. May, the Committee set a long term incentive award target that was at approximately the 50th percentile of the urban utility group. Mr. May’s long term incentive awards were granted in the form of 36,400 performance share units with dividend equivalent awards, 36,400 deferred shares with dividend equivalent awards, and stock options to purchase 133,000 Common Shares. The value of these awards is reflected in the “Grants of Plan-Based Awards” table.

Deferred share awards and stock options vest at the rate of 33 1/3% per year over a three-year period from the date of grant. The options may be exercised over a ten-year period. The Executive Personnel Committee approves stock-based awards for all senior executives. However, because the Chief Executive Officer’s award must also be approved by the independent members of the Board of Trustees, the Executive Personnel Committee and the Board of Trustees established that the grant date for annual stock-based awards under the Plan is to be the date on which the Board of Trustees approves the Chief Executive Officer’s stock award.

Performance share units vest only if the Company achieves pre-set targets during the three-year performance period. For the 2010-2012 performance period, the Committee determined that the performance criteria should continue to be based on metrics tied to corporate financial performance and shareholder returns. As a result, the Committee determined it appropriate to use (i) average earnings per share growth adjusted for certain non-recurring items (“EPSG”); and (ii) relative total shareholder return (“TSR”), measured against the performance of companies that comprise the EEI Utility Index. At the end of the three-year period, the number of vested shares awarded is determined based on a performance matrix which provides for no vesting of awards if the Company’s EPSG is negative. The performance matrix provides vesting award opportunities from 10% to 170% of target depending on EPSG and relative TSR performance. EPSG has a range of 0% to more than 4.5%, while the range for TSR is from below the 20th percentile to more than the 90th percentile. The Committee has determined that the target payout should be achievable but challenging and that target vesting may be achieved at various combinations of EPSG and TSR performance. For example, the performance matrix provides for vesting at 100% of target if the Company achieves 2% EPSG and relative TSR of the 50th percentile. In addition, the value of any performance share units that actually vest may increase or decrease over the vesting period based on the Company’s share price performance. The performance share units that were granted in 2009 and 2010, upon completion of the merger in 2011, will vest at target.

2008-2010 Performance Share Units. The performance metrics related to the 2008 Performance Share Units exceeded the targeted three-year average EPS of 6%, adjusted for certain non-recurring items, and also exceeded the targeted three-year total shareholder return of the 50th percentile. The actual performance level achieved was a three-year average adjusted EPS growth of 7.3% and a three-year total shareholder return at the 96.4 percentile, which when interpolated in accordance with the criteria established by the Committee in 2008 resulted in vesting performance share units at 153% of target. In accordance with the plan documents, 2010 EPS was adjusted to exclude the impact of the gain on sale of MATEP, RCN Tax Settlement and merger-related costs. This determination was made in accordance with the performance criteria as approved by the Committee at the commencement of the performance period. At its January 24, 2011 meeting, the Committee affirmed that the actual results achieved were calculated in accordance with performance targets established and it considered all non-recurring items in determining that the adjusted EPS were in accordance with the plan documents. The Named Executive Officers earned performance units, expressed in numbers of Common Shares, as follows: Mr. May 45,900; Mr. Judge 11,475; Mr. Horan 9,945; Mr. Schweiger 9,945 and Mr. Nolan 5,355.

Post-Merger Executive Retention Awards. On November 18, 2010, in connection with the pending merger between Northeast Utilities and NSTAR, the Committee approved a program for the grant of equity awards with an aggregate current value of up to $10 million to be awarded to key employees, (including some of NSTAR’s executive officers, but not the chief executive officer), as a retention pool, to help ensure their continued dedication following the completion of the merger. These awards are contingent upon the merger closing. The Committee also authorized NSTAR to enter into executive retention award agreements with certain executive officers, providing for the approved award amounts for each. On November 19, 2010 NSTAR entered into executive retention award agreements with the executive officers listed below, all of whom are expected to continue with the combined company, providing for retention awards of deferred NSTAR Common Shares in the following amounts: Christine M. Carmody, 18,300 shares; James J. Judge, 53,600 shares; Joseph R. Nolan, Jr., 29,400 shares; and Werner J. Schweiger, 47,800 shares. The terms of the executive retention award agreements generally provide that (i) the deferred NSTAR Common Shares awarded will, in connection with the merger, automatically convert into deferred Northeast Utilities common shares by applying the exchange ratio agreed upon in the merger agreement between NSTAR and Northeast Utilities, (ii) executive officers that remain continuously employed by Northeast Utilities until the third anniversary of the closing of the merger are entitled to full payment of their retention award and (iii) executive officers whose employment is terminated by Northeast Utilities after the merger (other than for cause) or by reason of the executive officer’s death or disability prior to the third anniversary of the closing of the merger are entitled to their retention award, calculated under the terms of the executive retention award agreement.

Other Elements of Compensation

Retirement Benefits. The Company maintains competitive broad-based benefit plans similar to those maintained by its peers, in which Company employees, including the Named Executive Officers, are entitled to participate. These plans include health and life insurance, a qualified 401(k) savings plan and a qualified defined benefit pension plan. The qualified 401(k) savings plan includes a Company matching contribution equal to 50% of the first 8% of eligible base salary and annual cash incentive contributed by the employee, subject to Internal Revenue Code limitations. The qualified defined benefit pension plan is a final average pay plan which is also limited by Internal Revenue Code restrictions.

Because pension benefits under the qualified defined benefit pension plan are limited by Internal Revenue Code restrictions, the Company sponsors two supplemental non-qualified programs: the Excess Benefit Plan, designed to make up for limits imposed by the qualified defined benefit pension plan by the Internal Revenue Code, and the Supplemental Executive Retirement Plan, designed to provide (together with the qualified defined benefit pension plan and the excess benefit plan) pension benefits for vested participants equal to 60% of such participants’ pre-retirement compensation (reduced by the value of 50% of the participants’ primary Social Security benefit). Amounts payable under these plans are based on base salary and annual cash incentive payments, which is consistent with the goal of providing a retirement benefit that replaces a percentage of pre-retirement income. These plans are described in the narrative accompanying the “Pension Benefits” table below. These non-qualified programs are commonly offered to utility industry executives. The Company provides these plans (and the benefits and plans listed below) to maintain a competitive benefits package for executives.

Deferred Compensation. The Company maintains a non-qualified deferred compensation plan that allows executives, including the Named Executive Officers, to defer up to 50% of base salary and all annual incentive payments and stock incentive awards. The Plan provides for participants to establish investment measurements based on a wide range of publicly available individual securities and mutual funds available to the executives. The Company provides this benefit to maintain a competitive benefits package for executives. The availability of this benefit is not a factor that the Committee considers in determining total compensation.

Perquisites. The Company provides perquisites which are consistent with peer companies, as described in the Summary Compensation Table. The current level of perquisites does not factor into decisions on total compensation.

Termination/Change in Control Agreements

Executives do not have employment agreements and do not participate in a formal severance plan. The Company has a program in place under which senior executives have agreements that provide them with potential compensation upon a change in control of the Company. The Company has entered into these agreements because it believes that providing compensation in the event of a change in control is necessary to attract and retain high quality executives and to ensure the executives remain focused on the business of the Company during the period leading up to a possible change in control. The terms of these agreements and the amounts payable under them are consistent with general industry practice and were not derived from a negotiation process with our executives. The agreements are described below under “Potential Payments upon Termination or Change in Control.” Under these agreements, unvested awards (except awards granted after the October 16, 2010 execution of the merger agreement with Northeast Utilities) vest upon a change in control, and the executive is entitled to severance benefits if within 24 months following a change in control the executive is terminated involuntarily (other than for cause), or terminates employment for “good reason.” The Company believes this form of “double-trigger” agreement provides each executive with compensation in the event of a change in control, while still providing an incentive for the executive to remain employed with the Company for the transition period following a change in control.

Other Policies Regarding Executive Stock Ownership

In order to directly align the interests of our executive officers with the interests of Shareholders, the Committee has recommended and the Board of Trustees has approved share ownership guidelines of five times base salary for the Chief Executive Officer, three times base salary for senior executive officers and two times base salary for all other executive officers. These guidelines allow the executives five years from the date of employment as an executive officer to achieve these levels of ownership. Each of the Named Executive Officers has achieved these ownership guidelines.

Tax and Accounting Considerations

The NSTAR 2007 Long Term Incentive Plan was approved by Shareholders, and option awards and performance share units awarded in 2010 have been structured to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The Company believes that the availability of a tax deduction for other forms of compensation is secondary to the goal of providing market-based compensation to attract and retain highly qualified executives.

The Company has adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation. In general, the Company and the Committee do not take accounting considerations into account in structuring compensation arrangements.

Equity Grant Practices

Equity awards (except for the merger retention awards described under “Post-Merger Executive Retention Awards” above) are made at the January meeting of the Executive Personnel Committee (subject to the further approval of the Board of Trustees of the Chief Executive Officer’s award) when the Committee also determines base salary, annual and long term incentive compensation targets and annual incentive awards. The date of this meeting is chosen several months in advance, and therefore awards are not coordinated with the release of material non-public information.

EXECUTIVE PERSONNEL COMMITTEE REPORT

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review, the Committee recommends to the Board of Trustees that the Compensation Discussion and Analysis be included in the Company’s Form 10-K/A.

By the Executive Personnel Committee,

Gary L. Countryman, Chair

Thomas G. Dignan, Jr.

James S. DiStasio

Charles K. Gifford

William C. Van Faasen

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal years ended December 31, 2010, 2009 and 2008. The Company has not entered into any employment agreements with any of the Named Executive Officers. Amounts listed under column “Non-Equity Incentive Plan Compensation” were determined by the Committee at its January 24, 2011 meeting (subject to approval by the Board of Trustees with regard to Mr. May) and, to the extent not deferred by the executive, were paid out on January 27, 2011.

Name and Principal Position	Year	Salary		Stock Awards (1)		Option Awards (2)		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)		All Other Compensation (4)		Total
Thomas J. May – Chairman, President and Chief Executive Officer	2010 2009 2008	$ $ $	1,058,333 1,021,667 983,000	$ $ $	2,656,108 2,443,320 1,954,500	$ $ $	647,710 578,760 564,000	$ $ $	2,000,000 1,800,000 1,700,000	$ $ $	1,475,402 1,464,204 32,299	$ $ $	67,403 88,014 87,025	$ $ $	7,904,956 7,395,965 5,320,824
James J. Judge – Senior Vice President and Chief Financial Officer	2010 2009 2008	$ $ $	470,667 451,667 426,667	$ $ $	2,828,321 525,993 488,625	$ $ $	146,100 134,680 112,800	$ $ $	565,000 550,000 500,000	$ $ $	1,007,245 775,669 324,933	$ $ $	21,141 21,238 20,828	$ $ $	5,038,474 2,459,247 1,873,853
Douglas S. Horan – Senior Vice President, Strategy, Law & Policy, Secretary and General Counsel	2010 2009 2008	$ $ $	440,000 424,500 408,167	$ $ $	550,924 495,451 423,475	$ $ $	136,360 134,680 112,800	$ $ $	600,000 510,000 475,000	$ $ $	505,311 835,076 402,868	$ $ $	26,056 25,937 25,240	$ $ $	2,258,651 2,425,644 1,847,550
Werner J. Schweiger – Senior Vice President – Operations	2010 2009 2008	$ $ $	440,000 422,333 401,333	$ $ $	2,546,096 495,451 423,475	$ $ $	136,360 134,680 112,800	$ $ $	525,000 510,000 475,000	$ $ $	422,078 293,698 155,074	$ $ $	19,269 19,302 18,662	$ $ $	4,088,803 1,875,464 1,586,344
Joseph R. Nolan, Jr. – Senior Vice President – Customer & Corporate Relations	2010 2009 2008	$ $ $	330,333 318,833 306,500	$ $ $	1,504,442 271,480 228,025	$ $ $	68,180 58,240 56,400	$ $ $	300,000 290,000 280,000	$ $ $	204,383 125,537 81,449	$ $ $	21,274 21,456 20,929	$ $ $	2,428,612 1,085,546 973,303

(1)	Reflects the aggregate grant date fair value of: 1) Deferred Common Shares and Performance Share Units granted January 28, 2010, January 22, 2009 and January 24, 2008 in accordance with FASB ASC Topic 718 and 2) the executive retention awards discussed below.

Assuming the highest level of performance, the maximum value of Performance Share Units granted in 2010 would be $1,992,172 for Mr. May; $443,313 for Mr. Judge; $413,212 for Mr. Horan; $413,212 for Mr. Schweiger and $207,974 for Mr. Nolan. Assuming the highest level of performance, the maximum value of Performance Share Units granted in 2009 would be $1,627,920 for Mr. May; $350,455 for Mr. Judge; $330,106 for Mr. Horan; $330,106 for Mr. Schweiger; and $180,880 for Mr. Nolan. Based on the level of performance achieved, the value of Performance Share Units granted in 2008 was $1,095,600 for Mr. May; $273,900 for Mr. Judge; $237,380 for Mr. Horan; $237,380 for Mr. Schweiger and $127,820 for Mr. Nolan.

In 2010 NSTAR approved and allocated a retention pool in an aggregate amount not to exceed $10 million to be awarded to key employees, including some of the executive officers (but not the chief executive officer), to help ensure their continued dedication to the company both before and after the completion of the merger. On November 19, 2010, NSTAR entered into executive retention award agreements with James J. Judge, Werner J. Schweiger and Joseph R. Nolan, providing for retention awards of deferred NSTAR Common Shares in the following amounts: Mr. Judge 53,600 shares; Mr. Schweiger 47,800 shares; and Mr. Nolan 29,400 shares. The terms of the retention agreements generally provide that the deferred NSTAR Common Shares will convert into deferred Northeast Utilities common shares upon the merger; the deferred shares will become fully vested upon the third anniversary of the closing of the merger; and the retention award will vest in the event the officer’s employment is terminated after the closing of the merger by the company (other than for cause) or by reason of the officer’s death or disability prior to the third anniversary of the closing of the merger under the terms of the retention agreement. These retention awards are contingent upon the merger closing.

(2)	Reflects the aggregate grant date fair value of Options granted January 28, 2010, January 22, 2009 and January 24, 2008 in accordance with FASB ASC Topic 718.

(3)	These values reflect only the actuarial change in the present value of the Named Executive Officer’s benefits under all pension plans established by the Company determined using the discount rate and mortality rate assumptions used by the Company for financial statement purposes. The Company used discount rates of 5.3%, 5.85% and 6.25% for 2010, 2009 and 2008, respectively.

(4)	The amounts in this column include matching 401(k) savings plan contributions in 2010, 2009 and 2008 for each of the Named Executive Officers in the amount of $9,800, $9,800 and $9,200 respectively. Perquisites include a financial planning and health services plan, amounts paid by the Company for Company-leased vehicles, home security systems and tickets to sporting events. The imputed income for a life insurance benefit granted in 2005 to Mr. May for 2009 and 2008 is $55,324 and $53,573, respectively. The Company no longer pays for gross up for this life insurance benefit, and the imputed income for this benefit without the gross up was $34,089 for 2010. Perquisites are valued based upon incremental, direct cost to the Company.

GRANTS OF PLAN-BASED AWARDS

Annual cash incentive awards are made under the Company’s Annual Incentive Plan. The deferred shares, performance share units and option awards granted to the Named Executive Officers in 2010 were granted under the NSTAR 2007 Long Term Incentive Plan. The deferred share awards are time-vested at the rate of 33 1/3% per year over a three-year period from the date of the grant. Performance share units will vest only if certain performance targets are achieved at the end of the three-year performance period. Dividend equivalent awards accompany the awards of deferred shares and performance share units and are based upon the Company’s prevailing dividend rate.

Name	Grant Date	Estimated Possible Payouts Under Non-equity (Cash) Incentive Plan			Estimated Possible Payouts Under Equity Incentive Plan (1)			All Other Stock Awards: # of Shares	All Other Option Awards: # of Options	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards (2) ($)
		Thres- Hold ($)	Target ($)	Maximum ($)	Thres- Hold (#)	Target (#)	Maximum (#)
Thomas J. May	01-28-10 01-28-10 01-28-10	$0	$1,070,000	$2,140,000	3,640	36,400	61,880	36,400	133,000	$35.28	$ $ $	1,284,192 647,710 1,371,916
James J. Judge	01-28-10 01-28-10 01-28-10 11-19-10	$0	$285,600	$952,000	810	8,100	13,770	8,100 53,600	30,000	$35.28	$ $ $ $	285,768 146,100 305,289 2,237,264
Douglas S. Horan	01-28-10 01-28-10 01-28-10	$0	$267,000	$890,000	755	7,550	12,835	7,550	28,000	$35.28	$ $ $	266,364 136,360 284,560
Werner J. Schweiger	01-28-10 01-28-10 01-28-10 11-19-10	$0	$267,000	$890,000	755	7,550	12,835	7,550 47,800	28,000	$35.28	$ $ $ $	266,364 136,360 284,560 1,995,172
Joseph R. Nolan, Jr.	01-28-10 01-28-10 01-28-10 11-19-10	$0	$150,300	$668,000	380	3,800	6,460	3,800 29,400	14,000	$35.28	$ $ $ $	134,064 68,180 143,222 1,227,156

(1)	In 2010 the Named Executive Officers were awarded performance share units as part of their long term incentive plan awards. The performance period runs from January 1, 2010 through December 31, 2012. Performance share units will be earned based on meeting preset targets involving the company’s EPS growth and the Company’s TSR percentile ranking relative to a comparator group comprised of companies within the Edison Electric Institute Index. Earned awards will be paid with NSTAR Common Shares in early 2013.

(2)	The stock options granted January 28, 2010 had a grant date fair value of $4.87. In accordance with the requirements of FASB ASC Topic 718, the fair value was estimated using the Black-Scholes option pricing model. Assumptions used for the model are as follows: expected life (years), 6.0; risk-free interest rate, 2.87%; volatility, 22.9%; dividends, 4.72%. Deferred shares were granted at full market closing price of NSTAR’s Common Shares on date of grant of $35.28. The fair value of the performance share units were $37.69 for the targeted performance level using a binomial option-pricing model. Also includes the value of the deferred shares granted to certain Named Executive Officers on November 19, 2010 pursuant to executive retention award agreements established in connection with the pending merger with Northeast Utilities and is contingent upon the merger closing. Mr. May and Mr. Horan were not granted any retention awards.

OUTSTANDING EQUITY AWARDS AT YEAR-END

The following represents deferred share, performance share units and option awards under the NSTAR 1997 Share Incentive Plan and the NSTAR 2007 Long Term Incentive Plan. The market value of unvested stock awards was based on the Company’s year-end 2010 closing share price of $42.19. Vested options may be exercised over a ten-year period from date of grant.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (2) (#)	Market Value of Shares of Stock That Have Not Vested ($)	Number of Equity Awards That Have Not Vested (3) (#)	Market Value of Equity Awards That Have Not Vested ($)
Thomas J. May	200,000		$24.205	04-28-2014
	200,000		$29.600	06-09-2015
	200,000		$27.730	04-27-2016
	186,000		$36.890	05-03-2017
	100,000	50,000	$32.450	01-24-2018
	53,000	106,000	$34.020	01-22-2019
		133,000	$35.280	01-28-2020	70,400	$2,970,176	118,300	$4,991,077
James J. Judge	40,000		$36.890	05-03-2017
	20,000	10,000	$32.450	01-24-2018
	12,333	24,667	$34.020	01-22-2019
		30,000	$35.280	01-28-2020	69,367	$2,926,594	27,325	$1,152,842
Douglas S. Horan	36,000		$36.890	05-03-2017
	20,000	10,000	$32.450	01-24-2018
	12,333	24,667	$34.020	01-22-2019
		28,000	$35.280	01-28-2020	14,583	$615,257	24,795	$1,046,101
Werner J. Schweiger	30,000		$22.665	04-24-2012
	35,000		$21.600	04-30-2013
	70,000		$24.205	04-28-2014
	60,000		$29.600	06-09-2015
	48,000		$27.730	04-27-2016
	36,000		$36.890	05-03-2017
	20,000	10,000	$32.450	01-24-2018
	12,333	24,667	$34.020	01-22-2019
		28,000	$35.280	01-28-2020	62,383	$2,631,939	24,795	$1,046,101
Joseph R. Nolan, Jr.		5,000	$32.450	01-24-2018
		10,667	$34.020	01-22-2019
		14,000	$35.280	01-28-2020	37,033	$1,562,422	13,155	$555,009

(1)	Unexercisable options will vest as follows: for Mr. May, 147,333 between 1/22/11 and 1/28/11, 97,333 between 1/22/12 and 1/28/12 and 44,333 on 1/28/13; for Mr. Judge, 32,333 between 1/22/11 and 1/28/11, 22,333 between 1/22/12 and 1/28/12 and 10,000 on 1/28/13; for Mr. Horan, 31,667 between 1/22/11 and 1/28/11, 21,667 between 1/22/12 and 1/28/12 and 9,333 on 1/28/13; for Mr. Schweiger, 31,667 between 1/22/11 and 1/28/11, 21,667 between 1/22/12 and 1/28/12 and 9,333 on 1/28/13; and for Mr. Nolan, 15,000 between 1/22/11 and 1/28/11, 10,000 between 1/22/12 and 1/28/12 and 4,667 on 1/28/13.

(2)	Shares will vest as follows: for Mr. May, 34,133 between 1/22/11 and 1/28/11, 24,133 between 1/22/12 and 1/28/12 and 12,133 on 1/28/13; for Mr. Judge, 7,783 between 1/22/11 and 1/28/11, 5,283 between 1/22/12 and 1/28/12 and 2,700 on 1/28/13; for Mr. Horan, 7,117 between 1/22/11 and 1/28/11, 4,950 between 1/22/12 and 1/28/12 and 2,517 on 1/28/13; for Mr. Schweiger, 7,117 between 1/22/11 and 1/28/11, 4,950 between 1/22/12 and 1/28/12 and 2,517 on 1/28/13; and for Mr. Nolan, 3,767 between 1/22/11 and 1/28/11, 2,600 between 1/22/12 and 1/28/12 and 1,267 on 1/28/13. An additional 130,800 unvested deferred shares granted pursuant to the executive retention award agreements will vest subject to three years of continuous service following completion of the merger with Northeast Utilities (Mr. Judge 53,600; Mr. Schweiger 47,800; and Mr. Nolan 29,400). See note 1 to the Summary Compensation Table.

(3)	The amount shown includes the unvested portion of performance share units with respect to the three year performance periods ending December 31, 2010, December 31, 2011 and December 31, 2012. Performance share units relate to awards made in January 2008, 2009 and 2010 as follows: for Mr. May 45,900, 36,000 and 36,400 units; for Mr. Judge, 11,475, 7,750 and 8,100 units; for Mr. Horan, 9,945, 7,300 and 7,550 units; for Mr. Schweiger 9,945, 7,300 and 7,550 units; and for Mr. Nolan 5,355, 4,000 and 3,800 units, respectively. The awards reflect the number of performance share units based on actual results for awards made in 2008.

OPTION EXERCISES AND STOCK VESTED

In 2010, one-third of deferred shares granted under the NSTAR Long Term Incentive Plan in each of 2007, 2008 and 2009 vested. The number of deferred shares and values below include dividend equivalents which are added when vested.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Thomas J. May	200,000	$2,680,345	43,245	$1,570,495
James J. Judge	145,000	$1,360,475	9,995	$362,968
Douglas S. Horan	36,000	$297,234	9,094	$330,313
Werner J. Schweiger	-	$-	9,094	$330,313
Joseph R. Nolan, Jr.	30,333	$127,291	4,950	$179,811

(1)	Messrs. Judge and Horan each deferred 46% of their vested stock awards and Mr. Schweiger deferred 100% of his vested stock awards in accordance with the Company’s Non-Qualified Deferred Compensation Plan.

PENSION BENEFITS

Tax-Qualified Pension Plan. NSTAR maintains a tax-qualified defined benefit plan (the “Pension Plan”) for substantially all employees of the Company, including the Named Executive Officers. Under the Pension Plan, benefits are based on the following factors:

•	Participants receive a benefit based upon a percentage of the participant’s final average compensation, subject to a $245,000 statutory limitation (as indexed) on eligible compensation.

•	The percentage of final average compensation is determined by totaling the participant’s “annual benefit credits” up to a maximum of 325% (525% for employees hired before August 18, 1999).

•

Annual benefit credits range from 5% for years of service under age 25 to 15% for years of service on and after attaining age 55. Additional annual benefit credits apply for employees hired before August 18, 1999.

•

Final average compensation is the average of any three years of annual qualified compensation within the participant’s last ten years of employment that produces the highest average pay. Annual qualified compensation includes each participant’s base pay, lump sum merit increases and certain cash incentive awards.

•	The normal retirement age is 65. The Pension Plan has a three-year vesting provision.

•	Benefits are payable following termination of employment either as a lump sum or in one of several annuity options.

Excess Benefit Plan. For employees whose eligible compensation exceeds the $245,000 statutory limitation set forth above, including the Named Executive Officers, NSTAR maintains a non-qualified excess benefit plan (the “Excess Benefit Plan”). The Excess Benefit Plan is designed to provide the benefits that would be payable under the Pension Plan but for the statutory limitations imposed by the Internal Revenue Code. Amounts payable under the Excess Benefit Plan are generally available in the same form as the participant’s benefits under the Pension Plan. In addition, amounts payable under the Excess Benefit Plan are offset by amounts payable under the Pension Plan.

Supplemental Executive Retirement Plan. NSTAR also maintains a non-qualified, supplemental executive retirement plan (“SERP”) to provide our executives, including the Named Executive Officers, with competitive retirement benefits and to encourage their continued employment. Under the SERP, benefits are based on the following factors:

•

The SERP provides a maximum benefit of 60% of eligible compensation, based upon a straight life annuity, reduced by up to 50% of the participant’s primary Social Security benefit and by the entire amount of the combined benefits the participant receives under the Pension Plan and the Excess Benefit Plan.

•

Participants are eligible for maximum benefits after attainment of 20 years of credited service and age 62 (age 60 as to executive officers appointed prior to 1996). Participants who attain age 55 and have completed five years of service with the Company are eligible to receive a reduced annual benefit equal to the amount the participant would have received at age 62 less 0.41666% times the number of months between the participant’s benefit commencement date and attainment of age 62.

•	A participant may elect to receive his or her SERP benefit in the form of a single life annuity, a spousal joint and survivor annuity or as a lump sum.

Messrs. May and Horan are both over 55 years old and are fully vested in their respective accrued SERP benefits.

For certain participants, the benefits payable under the SERP differ from those described above. The SERP benefit payable to Mr. Schweiger is fully vested and is further reduced by benefits he is entitled to receive under previous employers’ retirement plans. Upon retirement, Mr. May is entitled to receive the greater of the benefit payable under the SERP or the Key Executive Benefit Plan. Under the Key Executive Benefit Plan, Mr. May is entitled to an alternative supplemental retirement benefit equal to 33% of final base salary annually for 15 years in lieu of the benefits provided under the SERP. Benefits that would be available under the Key Executive Benefit Plan are less than those available under the SERP and therefore have not been included in the present value of accumulated benefit shown below. NSTAR does not have a policy of granting extra years of credited service, except in the case of the change in control agreements discussed below.

The following table shows the estimated present value of annuities under NSTAR’s pension plans, determined using the same discount rate and mortality assumptions used in the Company’s financial statements which are included in Note H to the Company’s audited financial statements on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on February 10, 2011. No pension payments were made to the Named Executive Officers during 2010.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Thomas J. May	Qualified	34.50	$2,126,069
	Excess	34.50	$9,689,941
	SERP	20.00	$7,555,707
	Total		$19,371,717
James J. Judge	Qualified	33.33	$1,395,620
	Excess	33.33	$1,855,226
	SERP	20.00	$2,366,271
	Total		$5,617,117
Douglas S. Horan	Qualified	33.42	$2,031,374
	Excess	33.42	$1,826,319
	SERP	20.00	$2,900,213
	Total		$6,757,906
Werner J. Schweiger	Qualified	8.83	$211,355
	Excess	8.83	$577,411
	SERP	8.83	$612,983
	Total		$1,401,749
Joseph R. Nolan, Jr.	Qualified	25.42	$472,616
	Excess	25.42	$707,283
	SERP	11.33	$-
	Total		$1,179,899

NON-QUALIFIED DEFERRED COMPENSATION

The Company maintains a non-qualified deferred compensation plan that allows executives, including the Named Executive Officers, to defer up to 50% of base salary and all annual incentive payments and stock incentive awards. Investment measures are used to adjust from time to time the participant’s account balances under the plan. Currently, participants may select publicly-traded securities and mutual funds as investments, and the aggregate earnings represent market return on those investments. The Company maintains a Rabbi Trust and matches all investment elections with actual investments. At the time of a deferral election, participants may elect to receive payment of such amounts at a date fixed at the time of deferral at least five years after such deferral, or up to the participant’s retirement date or other termination of employment. Amounts credited to the participant’s account as a result of the selected investment measures are paid at termination of employment or retirement. Participants and their beneficiaries may also receive their account balance upon death or total and permanent disability. Payouts under the plan are made in the form of a lump sum or over a period of five, ten or fifteen years.

Name	Executive Contributions in Last FY (1) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE (2) ($)
Thomas J. May	$-	$4,865,384	$-	$30,812,544
James J. Judge	$168,641	$956,084	$1,055,502	$5,614,994
Douglas S. Horan	$154,588	$1001,175	$-	$7,243,381
Werner J. Schweiger	$828,129	$1,237,677	$859,107	$7,315,624
Joseph R. Nolan, Jr.	$-	$396,117	$155,586	$2,437,699

(1)	The amounts reported in this column for each Named Executive Officer are reflected as compensation to such Named Executive Officer in the Summary Compensation Table.

(2)	The aggregate balances are based on the fair market value of investments as of December 31, 2010. The aggregate balances include compensation deferred of approximately $14.7 million by Mr. May; $5.2 million by Mr. Judge; $4.3 million by Mr. Horan; $5.9 million by Mr. Schweiger; and $1.8 million by Mr. Nolan, during the period 1990-2010. Amounts deferred during 2008, 2009 and 2010 have been reflected in the Summary Compensation Table. The aggregate balances also reflect a significant level of earnings related to their investment in NSTAR Common Shares of approximately $16.1 million for Mr. May; $385,700 for Mr. Judge; $2.9 million for Mr. Horan; $1.4 million for Mr. Schweiger; and $592,500 for Mr. Nolan over that time period.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Set forth below is the amount of compensation that each of the Named Executive Officers of the Company would receive in the event of termination of such executive’s employment, including following death or total and permanent disability, or a change in control that is incremental to amounts previously earned and accrued by the executive for performance of duties to the date of termination. The amounts shown assume that such termination or change in control was effective as of December 31, 2010, and are estimates of the amounts which would be paid out to the executives or their named beneficiary upon their termination due to death or total and permanent disability or upon a change in control. For the equity component of such compensation, the Company used the closing price of NSTAR Common Shares as of December 31, 2010. The following payments are in addition to the present value of accumulated pension benefits and the aggregate amount of non-qualified deferred compensation for the Named Executive Officers as reported in this proxy statement. The actual amounts to be paid out can only be determined at the time of such events.

The total benefits payable to each of the Named Executive Officers for the events described below, if an event occurred on December 31, 2010, are as follows:

	Death or Disability ($)(1)	Change in Control ($) (2)	Change in Control and Termination of Employment ($) (3)
Thomas J. May	$5,242,226	$8,296,782	$19,543,101
James J. Judge	$3,432,807	$1,840,134	$13,152,186
Douglas S. Horan	$1,107,677	$1,734,199	$5,365,381
Werner J. Schweiger	$3,124,359	$1,734,199	$8,218,098
Joseph J. Nolan, Jr.	$1,795,026	$883,722	$3,520,974

(1)	Reflects the value of unvested equity awards granted through the NSTAR 2007 Long Term Incentive Plan, including those granted under the executive retention award agreements.

(2)	Reflects the value of all unvested equity awards granted through the NSTAR 2007 Long Term Incentive Plan except for grants made under the executive retention award agreements.

(3)	Reflects the value of all benefits contained within the executive Change in Control Agreements except for awards made under the executive retention award agreements.

Payments Made Upon Termination of Employment

Executives do not participate in a formal severance program. In the event of termination of employment, severance benefits are determined on a case by case basis.

Payments Made Upon Death or Disability

Under the terms of the NSTAR 2007 Long Term Incentive Plan, unvested option awards, deferred share awards and performance share unit awards made under the Plan immediately vest upon death or total and permanent disability. The cash value of option and deferred share awards that would have vested if death or total and permanent disability occurred at December 31, 2010 for each of the Named Executive Officers are set forth above.

Mr. May is entitled to benefits under certain company-owned and term life insurance policies. As of December 31, 2010, Mr. May’s beneficiary would have been entitled to a payment of $5.8 million under these policies.

Payments Upon a Change in Control

Under the terms of the NSTAR 2007 Long Term Incentive Plan and the Change in Control Agreements described below, all unvested awards (except awards granted after the October 16, 2010 execution of the merger agreement with Northeast Utilities) immediately vest upon a change in control. The definition of change in control is the same as that used for the Change in Control Agreements described below. The cash value of equity awards that would have vested if a change in control had occurred at December 31, 2010 for each of the Named Executive Officers is set forth above. The merger of the Company into Northeast Utilities shall constitute a change in control under both the NSTAR 2007 Long Term Incentive Plan and the Change in Control Agreements.

Payments Upon a Change in Control and Termination of Employment

During 2010, each of the Named Executive Officers was a party to a Change in Control Agreement, which provides severance benefits in the event of certain terminations of employment following a change in control. These benefits are summarized below. A change in control is defined to include the acquisition of more than 50% of NSTAR’s Common Shares, our current Trustees (or their designated successors) ceasing to be a majority of the NSTAR Board, a consolidation, merger or other reorganization or sale or other disposition of all or substantially all of the assets of NSTAR (other than certain defined transactions), or approval by NSTAR’s Shareholders of a complete liquidation or dissolution of NSTAR.

The Change in Control agreements are “double-trigger” agreements. They provide that if within 24 months following a change in control, the executive’s employment was to be terminated other than for cause or the executive was to terminate his or her employment for good reason (these terms are defined in the next paragraph), the executive would receive severance pay in an amount equal to three times the sum of his or her annual base salary at the rate in effect immediately prior to the date of termination or immediately before the change in control, whichever is higher, plus an amount equal to three times his or her actual bonus under NSTAR’s annual incentive bonus plan paid during the most recently completed fiscal year, or three times his or her target bonus awards under the annual incentive bonus plan for the fiscal year in which the termination occurs, whichever is higher. In addition, the agreements provide for a pro-rated target bonus and long term compensation payment for the year in which the termination occurs, the immediate vesting of any awards and payment of deferred compensation amounts upon such termination and payments equal to the benefit the executive would have received under NSTAR’s retirement plans, assuming the executive was vested and remained employed for an additional three years. For three years following any such termination of employment, the executive would be entitled to participate in all welfare plans provided by NSTAR. The current agreements further provide for a “gross-up” payment under which, if amounts paid under such agreements would be subject to a federal excise tax on “excess parachute payments,” NSTAR would pay the executive an additional amount, so that after payment of all such taxes by the executive, the executive will have received the amount otherwise payable in the absence of any such taxes. The Company has discontinued the practice of providing for such gross-up payments in Change in Control agreements for newly-elected executives.

The term “cause” as used in the agreements means commission of a felony or gross neglect of duty, conviction of a crime involving moral turpitude, or willful failure to perform duties. The term “good reason” means a diminution in the executive’s responsibilities or the assignment to the executive of duties inconsistent with his prior responsibilities, reduction in compensation or benefits, or relocation outside of the greater Boston metropolitan area.

Each of Mr. Judge, Mr. Schweiger and Mr. Nolan have acknowledged that the contemplated terms and conditions of his employment following the completion of the merger of the Company into Northeast Utilities, and similar terms and conditions, do not constitute “good reason” for a voluntary termination under the terms of their respective Change in Control Agreements.

Trustee Compensation

2010 Trustee Compensation. Each Trustee who is not an employee of NSTAR receives an annual Board retainer of $125,000; $50,000 paid in cash and $75,000 paid either in cash or, at the election of the Trustee, in NSTAR Common Shares. Non-employee Trustees who are also members of the Executive Committee receive an annual retainer of $5,000. The Chairs of the Board Governance and Nominating and Executive Personnel Committees and the Presiding Trustee receive an additional annual retainer of $5,000, and the Chair of the Audit, Finance and Risk Management Committee receives an additional annual retainer of $13,000. Members of the Audit, Finance and Risk Management Committee, with the exception of the Chair, receive an additional annual retainer of $3,000. Trustees who are not employees of NSTAR receive $1,500 for attendance in person at each Board and Committee meeting and $750 for participating in such a meeting by telephone. Trustees may elect to defer part or all of their fees into deferred accounts pursuant to NSTAR’s Trustees’ Deferred Plan. Participants may select publicly-traded securities and mutual funds as investments for cash compensation deferred under the Plan. The additional retainer in Common Shares is credited to the deferred compensation trust account established under the Plan, which is payable upon retirement from the Board.

2010 TRUSTEE COMPENSATION

Name	Fees Earned or Paid in Cash (1)	Fees Earned or Paid in Stock (1) (2)	All Other Compensation (3)	Total
Gary L. Countryman	$93,000	$75,000		$168,000
Thomas G. Dignan, Jr.	$96,750	$75,000		$171,750
James S. DiStasio	$83,000	$75,000		$158,000
Charles K. Gifford	$96,750	$75,000	$3,500	$175,250
Matina S. Horner	$94,250	$75,000	$2,700	$171,950
Paul A. La Camera	$81,500	$75,000	$3,500	$160,000
William C. Van Faasen	$85,250	$75,000		$160,250
Gerald L. Wilson	$80,750	$75,000		$155,750

(1)	The annual Board retainer equals $125,000; $50,000 in cash and $75,000 either in cash or, at the election of the trustee, in NSTAR Common Shares.

(2)	This column reflects the grant date fair value of the NSTAR Common Shares delivered to the named Trustees during 2010 in settlement of fees earned or paid in stock.

(3)	Reflects matching of charitable contributions.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of NSTAR Common Shares beneficially owned as of April 22, 2011 by all five percent Shareholders, by each Trustee and by each “named executive officer” (as such item is defined in Item 402(a)(3) of Regulation S-K of the Exchange Act) of NSTAR, as well as all of NSTAR’s Trustees and executive officers as a group. Except as indicated below, all of the shares listed are held by the persons named with both sole voting and investment power.

	Number of NSTAR Common Shares Beneficially Owned(1)(2)(3)	Percentage of NSTAR Common Shares Beneficially Owned(4)
5% Shareholder
BlackRock, Inc.	6,259,749	6.043%
40 East 52nd Street
New York, NY 10022

Trustees and Named Executive Officers
Gary L. Countryman	38,990	*
Thomas G. Dignan, Jr.	75,180	*
James S. DiStasio	4,142	*
Charles K. Gifford	33,047	*
Douglas S. Horan	214,572	*
Matina S. Horner	38,117	*
James J. Judge	261,541	*
Paul A. La Camera	23,829	*
Thomas J. May	1,788,029	1.726%
Joseph R. Nolan, Jr.	69,188	*
Werner J. Schweiger	456,042	*
William C. Van Faasen	17,493	*
Gerald L. Wilson	29,170	*
All Trustees and executive officers as a group (15 persons)	3,127,515	3.019%

(1)	Includes the following number of Common Shares that each of the Named Executive Officers has the right to acquire within 60 days of April 22, 2011 upon the exercise of outstanding stock options: Mr. May, 1,086,333 shares; Mr. Judge, 104,667 shares; Mr. Horan, 100,000 shares; Mr. Schweiger, 343,000 shares; and Mr. Nolan, 15,000 shares; all executive officers as a group, 1,682,833 shares.

(2)	Includes the following number of Common Shares credited under NSTAR’s Deferred Compensation Plan: Mr. May, 591,773 shares; Mr. Judge, 122,995 shares; Mr. Horan, 95,184 shares; Mr. Schweiger, 75,611 shares; and Mr. Nolan, 37,057 shares; all executive officers as a group, 930,750 shares. Participants in the Deferred Compensation Plan may instruct the Plan trustee to vote NSTAR Common Shares held in a Rabbi trust in accordance with their allocable share of such deferrals, but have no dispositive power with respect to shares held in the Plan’s trust. The total number of NSTAR Common Shares held in the trustee brokerage and individual accounts on behalf of each trustee is as follows: Mr. Countryman, 31,110 shares; Mr. Dignan, 65,546 shares; Mr. DiStasio, 4,142 shares; Mr. Gifford, 28,327 shares, Dr. Horner, 30,245 shares; Mr. La Camera, 23,829 shares; Mr. Van Faasen, 17,493 shares and Dr. Wilson, 23,100 shares.

(3)	Includes the following number of Common Shares held in the NSTAR Savings Plan: Mr. May, 43,393 shares; Mr. Judge, 14,817 shares; Mr. Horan, 2,446 shares; Mr. Schweiger, 4,919 shares; and Mr. Nolan, 10,216 shares; all executive officers as a group, 92,517 shares.

(4)	* denotes that beneficial ownership is less than one percent.

Item 13 – Certain Relationships and Related Transactions and Trustee Independence

Board Independence. The Corporate Governance Guidelines provide that a substantial majority of the Company’s Trustees should be independent, non-employee Trustees. Each year, the Board Governance and Nominating Committee affirmatively determines the independence of each Trustee and nominee for election as a Trustee in accordance with the Corporate Governance Guidelines. To assist the Board in determining Trustee independence, the Board has adopted independence standards that are set forth in detail in the Corporate Governance Guidelines. These standards are consistent with the listing standards of the NYSE. In general, absent other considerations, the Board will consider a Trustee to be independent if he or she is not disqualified from being independent under Section 303A.02 (b) of the NYSE Listed Company Manual and he or she does not have, and in the previous three years has not had, and has no immediate family member that has or has had within the previous three years, a “Material Relationship” with the Company. The following relationships, either individually or as a director, executive officer, employee or general partner with, or significant equity holder (in excess of five percent) of a company or a firm, are considered Material Relationships: (i) a customer or supplier of the Company or its subsidiaries where the amount of compensation paid to or received from such customer or supplier in any single fiscal year exceeds the greater of $1 million or two percent of such customer’s or supplier’s consolidated gross revenues; or (ii) a tax-exempt entity that receives contributions from the Company or its subsidiaries during a calendar year in excess of the greater of $1 million or two percent of the total donations received by such entity. In the case of an immediate family member of a Trustee, where the only relationship with such company or firm is that of an employee, the relationship is not considered material.

In addition, the Board Governance and Nominating Committee annually confirms that the members of the Audit, Finance and Risk Management Committee have not received, directly or indirectly, any fees from the Company other than compensation as a member of the Board of Trustees and the Board’s Committees, and are not otherwise affiliated with the Company as that term is defined in the Securities and Exchange Commission’s regulations.

At its meeting on January 24, 2011, the Board Governance and Nominating Committee determined that Mr. Countryman, Mr. Dignan, Mr. DiStasio, Mr. Gifford, Dr. Horner, Mr. La Camera, Mr. Van Faasen and Dr. Wilson are independent, consistent with the requirements of the Corporate Governance Guidelines and the NYSE Listed Company Manual. In making this determination, the Board considered the following relationships: Mr. La Camera, Mr. Countryman, Mr. Gifford and Mr. Van Faasen are, or in the past three years have been affiliated with entities that have the following business relationships, respectively, with the Company. The Company purchases advertising on WBUR, obtains excess layer workers compensation insurance and related administrative services from Liberty Mutual Insurance Company, has lending and investment banking relationships with Bank of America and obtains a majority of its health insurance services from Blue Cross Blue Shield of Massachusetts. In addition, NSTAR provides electric distribution service to entities that are or formerly were affiliated with Board members to the extent they are within NSTAR’s exclusive service territory. These relationships have been deemed to constitute immaterial relationships, because these are ordinary course of business relationships made on an arms-length basis and the amount paid to or received from such entities in 2010 was significantly below the two percent threshold established under the Corporate Governance Guidelines. In addition, the Committee has determined these relationships and transactions do not constitute related party transactions, as none of the Trustees has a direct or indirect material interest in the respective transactions. All members of the Audit, Finance and Risk Management Committee are also independent for the purposes of Section 10A-3 of the Securities Exchange Act of 1934. Mr. May does not meet the independence criteria set out in the Corporate Governance Guidelines because he is the Company’s Chief Executive Officer.

NSTAR Policy on Related Persons Transactions. Under the terms of the Board Governance and Nominating Committee’s NSTAR Related Persons Transaction Policy, the Company will not engage in transactions in an amount exceeding $120,000 in any year with related persons who have a direct or indirect material interest in the transaction unless the Committee determines that the transaction is on terms comparable to those that the Company could obtain in an arms-length transaction with an unrelated third party. The term related person means: any of the senior executive officers, including the Named Executive Officers, or members of the Board of Trustees of the Company or their immediate family members; Shareholders owning in excess of five percent of the Company’s outstanding shares; and entities in which any of the persons or entities described above hold the position of general partner or similar position, director, or owner of more than a five percent ownership interest. The Committee determines whether a related party has a direct or indirect material interest in a transaction by considering factors such as the nature of the related party’s interest in the transaction and the relationship of the related person to the other party to the transaction; the material terms of the transaction, including the amount involved; the importance of the transaction to the interest of the related person; whether the interest of the related person in the transaction would impair the judgment of the Trustee or officer to act in the best interests of the Company; and any other matter that the Committee deems appropriate.

Item 14 – Principal Accounting Fees and Services

AUDIT AND RELATED FEES

The following sets forth fees incurred by NSTAR and its subsidiaries during 2010 and 2009 for services provided by PricewaterhouseCoopers LLP, the Company’s independent registered public accountants:

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2010	$1,518,500	$173,000	$0	$3,000
2009	$1,507,400	$0	$0	$3,000

Audit Fees – Audit Fees for 2010 and 2009 were for all audit services related to the Company’s financial statements and its internal controls in accordance with the standards of the Public Company Accounting Oversight Board. This category also includes fees related to services provided in connection with the Company’s financing transactions, including the preparation of comfort letters and consents. During 2010, the services also included review and consent for the definitive proxy statement filed in conjunction with the pending merger with Northeast Utilities.

Audit Related Fees – During 2010, these fees represent pre-announcement due diligence services related to the pending merger with Northeast Utilities.

All Other Fees – All Other Fees for 2010 and 2009 relate to an annual license fee for online accounting research services.

The Audit, Finance and Risk Management Committee’s policy is to pre-approve all audit and non-audit services provided by the Company’s independent registered public accountants annually. The Audit, Finance and Risk Management Committee has delegated authority to the Committee’s Chair to pre-approve such services in cases where a meeting of the full Committee is not feasible. All audit and non-audit services for which the Company has engaged PricewaterhouseCoopers LLP during 2010 and 2009 were either pre-approved by the Audit, Finance and Risk Management Committee or the Chair of the Audit, Finance and Risk Management Committee.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

The following documents are filed as part of this Amendment.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR
(Registrant)

Date: April 29, 2011	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 29th day of April 2011.

Signature	Title

/s/ THOMAS J. MAY	Chairman, President, Chief Executive Officer and a Trustee
Thomas J. May

/s/ JAMES J. JUDGE	Senior Vice President and Chief Financial Officer
James J. Judge

/s/ G. L. COUNTRYMAN	Trustee
Gary L. Countryman

/s/ THOMAS G. DIGNAN, JR.	Trustee
Thomas G. Dignan, Jr.

/s/ JAMES S. DiSTASIO	Trustee
James S. DiStasio

/s/ CHARLES K. GIFFORD	Trustee
Charles K. Gifford

/s/ MATINA S. HORNER	Trustee
Matina S. Horner

/s/ PAUL A. LA CAMERA	Trustee
Paul A. La Camera

/s/ WILLIAM C. VAN FAASEN	Trustee
William C. Van Faasen

/s/ G. L. WILSON	Trustee
Gerald L. Wilson