Form 10-Q
period 2011-03-31
NSTAR/MA
filed 2011-05-05
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s class of common stock was 103,586,727 Common Shares, par value $1 per share, as of May 2, 2011.

NSTAR

Form 10-Q

Quarterly Period Ended March 31, 2011

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

The certifications of NSTAR’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act are attached to this Quarterly Report on Form 10-Q as Exhibits 31.1, 31.2, 32.1, and 32.2.

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
NPT	Northern Pass Transmission LLC
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
HEEC	Harbor Electric Energy Company
Unregulated operations	Represents non rate-regulated operations of NSTAR Com and Hopkinton
Discontinued operations	Represents discontinued operations of MATEP

Regulatory and Other Authorities
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
DPUC	Connecticut Department of Public Utility Control
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
NHPUC	New Hampshire Public Utilities Commission
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCC	Connecticut Office of Consumer Counsel
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission
S&P	Standard & Poor’s

Other
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
BBtu	Billions of British thermal units
Bcf	Billion cubic feet
CAP	IRS Compliance Assurance Process
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
EERF	Energy Efficiency Reconciling Factor
EPS	Earnings Per Common Share
GAAP	Accounting principles generally accepted in the United States of America
GCA	Massachusetts Green Communities Act
HQ	Hydro-Quebec

Glossary of Terms (continued)

kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
LDAC	Local Distribution Adjustment Clause
LNG	Liquefied Natural Gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MMbtu	Millions of British thermal units
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
NU	Northeast Utilities
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefit Obligation other than Pensions
ROE	Return on Equity
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
TSA	Transmission Service Agreement
YA	Yankee Atomic Electric Company

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

•

changes to prevailing local, state and federal governmental policies and regulatory actions (including those of the DPU, other state regulatory agencies, and the FERC) with respect to allowed rates of return, rate structure, continued recovery of regulatory assets and energy costs, financings, municipalization, and operation and construction of facilities

•	acquisition and disposition of assets

•	changes in tax laws and policies

•	changes in, and compliance with, environmental and safety laws and policies

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities

•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs

•	weather conditions that directly influence the demand for electricity and natural gas

•	impact of continued cost control processes on operating results

•	ability to maintain current credit ratings

•	impact of uninsured losses

•	impact of adverse union contract negotiations

•	damage from major storms and other natural events and disasters

•	impact of conservation measures and self-generation by our customers

•	changes in financial accounting and reporting standards

•	changes in hazardous waste site conditions and the cleanup technology

•	prices and availability of operating supplies

•	impact of terrorist acts and cyber-attacks

•	impact of service quality performance measures, and

•	impact of the expected timing, likelihood and expense of completion of the pending merger with Northeast Utilities, any of which could be adversely affected.

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

Part I. Financial Information

Item 1. Financial Statements

NSTAR

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Operating revenues	$792,698	$767,468

Operating expenses:
Purchased power and transmission	279,312	283,243
Cost of gas sold	109,008	110,619
Operations and maintenance	121,296	109,989
Depreciation and amortization	81,033	93,059
Energy efficiency and renewable energy programs	43,559	20,258
Property and other taxes	34,548	31,190

Total operating expenses	668,756	648,358

Operating income	123,942	119,110

Interest charges (income):
Long-term debt	29,839	33,456
Transition property securitization	2,355	3,763
Interest income and other, net	(7,130)	(5,883)

Total interest charges	25,064	31,336

Other income (deductions):
Other income	1,215	970
Other deductions	(6,770)	(517)

Total other (deductions) income	(5,555)	453

Income from continuing operations before income taxes	93,323	88,227
Income taxes	36,422	33,305

Net income from continuing operations	56,901	54,922
Income from discontinued operations, net of tax	—	5,575
Loss on sale of discontinued operations, net of tax	—	289

Net income	56,901	60,208
Preferred stock dividends - noncontrolling interest	490	490

Net income attributable to common shareholders	$56,411	$59,718

Weighted average common shares outstanding:
Basic	103,587	106,808
Diluted	103,975	107,030
Earnings per common share – Basic and Diluted:
Continuing operations	$0.54	$0.51
Discontinued operations	—	0.05

Total earnings	$0.54	$0.56

Dividends declared per common share	$0.425	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010

Net income attributable to common shareholders	$56,411	$59,718

Other comprehensive income from continuing operations, net:
Pension and postretirement benefits	357	380
Deferred income tax expense	(144)	(156)

Total other comprehensive income from continuing operations, net	213	224

Comprehensive income from continuing operations	56,624	59,942

Other comprehensive income from discontinued operations, net:
Postretirement benefits	—	26
Deferred income tax expense	—	(11)

Total other comprehensive income from discontinued operations, net	—	15

Comprehensive income	$56,624	$59,957

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Common Shareholders’ Equity

(Unaudited)

(in thousands, except share information)

	Common Shares Issued and Outstanding (200,000,000 shares authorized)	Par Value Issued ($1/Share)	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2010	103,586,727	$103,587	$790,574	$1,054,987	$(14,585)	$1,934,563
Equity compensation plans	—	—	(6,411)	—	—	(6,411)
Net income attributable to common shareholders	—	—	—	56,411	—	56,411
Dividends declared to common shareholders	—	—	—	(44,023)	—	(44,023)
Other comprehensive income:
Pension & postretirement benefits, net of tax	—	—	—	—	213	213

Balance, March 31, 2011	103,586,727	$103,587	$784,163	$1,067,375	$(14,372)	$1,940,753

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$11,930	$13,083
Restricted cash	—	17,007
Refundable income taxes	129,120	129,120
Accounts receivable, net of allowance of $36,029 and $35,765, respectively	316,809	272,673
Accrued unbilled revenues	41,337	55,366
Regulatory assets	319,331	412,349
Inventory, at average cost	31,172	51,362
Other	41,448	45,713

Total current assets	891,147	996,673

Utility plant:
Electric and gas, at original cost	6,326,628	6,274,123
Less: accumulated depreciation	1,663,257	1,625,564

Net electric and gas plant-in-service	4,663,371	4,648,559
Construction work in progress	118,525	106,710

Net utility plant	4,781,896	4,755,269

Other property and investments:
Unregulated property, at original cost, net	15,862	16,168
Electric equity investments	5,539	5,619
Other investments	78,234	77,157

Total other property and investments	99,635	98,944

Deferred debits:
Regulatory assets	2,016,796	2,031,626
Other deferred debits	49,954	51,413

Total deferred debits and other assets	2,066,750	2,083,039

Total assets	$7,839,428	$7,933,925

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2011	December 31, 2010
Liabilities and Capitalization

Current liabilities:
Long-term debt	$275	$687
Transition property securitization	69,167	46,955
Notes payable	407,000	387,500
Income taxes	123,638	105,403
Accounts payable	188,610	294,805
Power contract obligations	59,654	79,200
Accrued interest	33,648	24,025
Dividends payable	44,351	44,351
Accrued expenses	13,292	20,754
Other	75,445	73,761

Total current liabilities	1,015,080	1,077,441

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,309,565	1,305,488
Unamortized investment tax credits	14,774	15,173
Power contract obligations	134,905	143,046
Pension and other postretirement liability	675,397	672,517
Regulatory liability - cost of removal	283,870	279,478
Other	164,188	161,936

Total deferred credits and other liabilities	2,582,699	2,577,638

Capitalization:
Long-term debt:
Long-term debt	2,173,584	2,173,423
Transition property securitization	84,312	127,860

Total long-term debt	2,257,896	2,301,283

Noncontrolling interest – preferred stock of subsidiary	43,000	43,000

Common equity:
Common shares, par value $1 per share, 200,000,000 shares authorized, 103,586,727 issued and outstanding	103,587	103,587
Premium on common shares	784,163	790,574
Retained earnings	1,067,375	1,054,987
Accumulated other comprehensive loss	(14,372)	(14,585)

Total common equity	1,940,753	1,934,563

Total capitalization	4,241,649	4,278,846

Commitments and contingencies

Total liabilities and capitalization	$7,839,428	$7,933,925

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$56,901	$60,208
Less: Income from discontinued operations, net of tax	—	5,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,033	93,059
Debt amortization	1,385	1,450
Deferred income taxes	5,601	(3,046)
Noncash stock-based compensation	2,265	2,406
Net changes in:
Accounts receivable and accrued unbilled revenues	(30,107)	(15,606)
Inventory, at average cost	20,190	16,284
Other current assets	4,265	(2,094)
Accounts payable	(84,274)	(26,759)
Other current liabilities	19,776	20,714
Regulatory assets	72,963	18,355
Long-term power contract obligations	(21,407)	(31,591)
Net change from other miscellaneous operating activities	5,664	10,179

Cash provided by operating activities of continuing operations	134,255	137,984
Cash used in operating activities of discontinued operations	—	(461)

Net cash provided by operating activities	134,255	137,523

Investing activities:
Plant expenditures (including AFUDC)	(80,556)	(79,005)
Decrease in restricted cash	17,007	—
Net change in other investment activities	(1,320)	(3,446)

Cash used in investing activities of continuing operations	(64,869)	(82,451)
Cash used in investing activities of discontinued operations	—	(5,800)

Net cash used in investing activities	(64,869)	(88,251)

Financing activities:
Long-term debt issuances, net	—	420,194
Debt issuance costs	—	(3,429)
Transition property securitization redemptions	(21,336)	(28,583)
Long-term debt redemptions	(412)	(500,412)
Net change in notes payable	19,500	(16,000)
Common share dividends paid	(44,023)	(42,724)
Preferred stock dividends of subsidiary to the noncontrolling interest	(490)	(490)
Change in disbursement accounts	(16,551)	(12,243)
Cash received for exercise of equity compensation	1,990	6,377
Cash used to settle equity compensation	(9,892)	(10,201)
Windfall tax effect of settlement of equity compensation	675	1,120

Cash used in financing activities of continuing operations	(70,539)	(186,391)
Cash used in financing activities of discontinued operations	—	(1,241)

Net cash used in financing activities	(70,539)	(187,632)

Net decrease in cash and cash equivalents	(1,153)	(138,360)
Adjustment for discontinued operations, net of dividends	—	7,502
Cash and cash equivalents at the beginning of the year	13,083	143,449

Cash and cash equivalents at the end of the period	$11,930	$12,591

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

(continued)

	Three Months Ended March 31,
	2011	2010
Supplemental disclosures of cash flow information:
Continuing operations - Cash paid during the period for:
Interest, net of amounts capitalized	$22,477	$32,871
Income taxes	$14,100	$11,400

Continuing operations - Non-cash investing activity:
Plant additions included in accounts payable	$14,910	$8,094

Discontinued operations - Cash paid during the period for interest	$—	$1,519

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in NSTAR’s 2010 Annual Report on Form 10-K.

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

2. Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement at closing, NSTAR will become a wholly-owned subsidiary of NU. The combined company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers.

Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent and former NSTAR shareholders will own approximately 44 percent of the combined company. On March 4, 2011, shareholders of each company approved the merger and adopted the merger agreement. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission, and on February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On January 7, 2011, NSTAR and NU filed an application with the Federal Energy Regulatory Commission (FERC), requesting approval of the merger by May 10, 2011. A filing was made with the Nuclear Regulatory Commission on December 9, 2010.

Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending transaction provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide net savings for the combined companies of an estimated $780 million in the first ten years following the closing of the merger and provide other customer benefits. Evidentiary hearings are scheduled to begin on July 6, 2011. NSTAR and NU expect a ruling from the DPU in the second half of 2011.

Connecticut

In November 2010, the Connecticut Department of Public Utility Control (DPUC) issued a draft decision finding that it lacks jurisdiction to consider the NSTAR merger with NU. In December 2010, the Connecticut Office of Consumer Counsel (OCC) petitioned the DPUC to reconsider its draft decision. On January 26, 2011, the DPUC issued an Administrative Order stating that it would hold a hearing on the question of jurisdiction. In February 2011, oral arguments were held and in March 2011, a public information session on the merger was held. No date has been established for a final decision. In addition, legislation proposing to give the DPUC jurisdiction over the merger received a joint favorable recommendation from the Connecticut Joint Legislative Energy and Technology Committee in March 2011.

New Hampshire

On April 5, 2011, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that it does not have statutory authority to approve or reject the merger.

Maine

NSTAR and NU are also asking Maine regulators to waive jurisdiction over the merger. Although neither NSTAR nor NU subsidiaries serve any customers in Maine, Public Service Company of New Hampshire, an NU subsidiary, owns transmission and generation assets in the state that are subject to the jurisdiction of the Maine Public Utilities Commission. On April 15, 2011, a hearing examiner issued a report rejecting the waiver request, but approving the merger contingent upon approval by the FERC.

Litigation Related to the Pending Merger with NU

In October 2010, NSTAR, the members of the NSTAR board of trustees, NU, and two wholly-owned NU subsidiaries, NU Holding Energy 1 LLC and NU Holding Energy 2 LLC, were named defendants in eight lawsuits (since consolidated) filed in the Superior Court for Suffolk County, Massachusetts, and one lawsuit filed in federal court in the district of Massachusetts. The lawsuits, each of which was brought by a single shareholder, purported to be brought on behalf of classes of NSTAR shareholders opposed to the terms of the merger agreement and sought, among other things, to enjoin defendants from consummating the merger and either rescission of the merger, to the extent it is completed, or monetary damages.

On February 11, 2011, Plaintiffs moved for preliminary injunction in the Massachusetts Superior Court lawsuit seeking to enjoin the March 4, 2011 special meeting of NSTAR shareholders scheduled to vote on the merger. On March 2, 2011, the Massachusetts Superior Court denied the Plaintiffs’ motion and the special meetings of NSTAR and NU shareholders went forward as scheduled. Subsequent to the approval of the merger by shareholders of NSTAR and NU at the March 4, 2011 special meetings, the parties filed a joint motion for voluntary dismissal without prejudice of the Massachusetts Superior Court lawsuit, which was granted by the Massachusetts Superior Court on March 8, 2011 and the Plaintiffs filed a Notice of Voluntary Dismissal of the federal lawsuit in the federal court in the district of Massachusetts on March 9, 2011, effectively terminating all shareholder litigation relating to the merger.

3. Basis of Consolidation and Accounting

The accompanying consolidated financial information presented as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010, has been prepared from NSTAR’s books and records without audit by an independent registered public accounting firm. However, NSTAR’s independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB. The review report is filed as Exhibit 99.1 to this Form 10-Q. Financial information as of December 31, 2010 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP. In the opinion of NSTAR’s management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included. All significant intercompany transactions have been eliminated in consolidation.

NSTAR’s utility subsidiaries follow accounting policies prescribed by the FERC and the DPU. In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the SEC. The accompanying Consolidated Financial Statements are prepared in conformity with GAAP. NSTAR’s utility subsidiaries are subject to the application of ASC 980, Regulated Operations, which considers the effects of regulation resulting from differences in the timing of their recognition of certain revenues and expenses from those of other businesses and industries. The energy delivery business is subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980.

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

The results of operations for the three-month periods ended March 31, 2011 and 2010 are not indicative of the results that may be expected for an entire year. The demand for electricity and natural gas is affected by weather conditions, economic conditions, and consumer conservation behavior. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months. Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

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

Pension

NSTAR provides a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees. During the three months ended March 31, 2011, NSTAR contributed $32 million to the Plan. In addition, $6 million was contributed in April 2011. NSTAR currently anticipates making additional contributions of approximately $37 million to the Plan during the remainder of 2011. The actual level of funding may differ from this estimate.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended March 31,
(in millions)	2011	2010
Service cost	$7.1	$6.3
Interest cost	15.9	16.2
Expected return on Plan assets	(17.3)	(15.7)
Amortization of prior service credit	(0.2)	(0.2)
Recognized actuarial loss	12.0	12.7

Net periodic pension benefit cost	$17.5	$19.3

Postretirement Benefits Other than Pensions

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. Under certain circumstances, eligible retirees are required to contribute to the costs of postretirement benefits. During the three months ended March 31, 2011, NSTAR contributed $7.2 million to this plan. In addition, $2.4 million was contributed in April 2011. NSTAR currently anticipates contributing approximately $20.4 million for the remainder of 2011 toward these benefits. Postretirement benefit costs related to employees of the discontinued operations of MATEP for the three months ended March 31, 2010 are not included in the following table.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended March 31,
(in millions)	2011	2010
Service cost	$1.7	$1.6
Interest cost	9.3	9.2
Expected return on Plan assets	(5.9)	(5.1)
Amortization of prior service credit	(0.4)	(0.4)
Amortization of transition obligation	0.2	0.2
Recognized actuarial loss	4.1	3.9

Net periodic postretirement benefit cost	$9.0	$9.4

5. Noncontrolling Interest – Cumulative Non-Mandatory Redeemable Preferred Stock of Subsidiary

NSTAR Electric has two outstanding series of non-mandatory redeemable preferred stock. Both series are part of a class of NSTAR Electric’s Cumulative Preferred Stock. Upon any liquidation of NSTAR Electric, holders of the Cumulative Preferred Stock are entitled to receive the liquidation preference for their shares before any distribution to the holder of the NSTAR Common Shares. The liquidation preference for each outstanding series of Cumulative Preferred Stock is equal to the par value ($100.00 per share) plus accrued and unpaid dividends.

The dividends on NSTAR Electric’s Cumulative Preferred Stock to the noncontrolling interest are reflected separately after net income and before net income attributable to common shareholders on the accompanying Consolidated Statements of Income. During the year ended December 31, 2010 and during the three months ended March 31, 2011, there were no changes in the noncontrolling interest of NSTAR Electric.

NSTAR Electric’s noncontrolling interest preferred stock is reflected as noncontrolling interest of a subsidiary in the accompanying Consolidated Balance Sheets outside of permanent equity. Each of the two preferred stock series contains provisions relating to non-payment of preferred dividends that could potentially result in the preferred shareholders being granted the majority control of the Board of Directors of NSTAR Electric until all preferred dividends are paid. As a result, the Cumulative Preferred Stock has not been classified within permanent equity.

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)

Series	Current Shares Outstanding	Redemption Price/Share	March 31, 2011	December 31, 2010
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000

Total non-mandatory redeemable series			$43,000	$43,000

6. Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Interest on regulatory deferrals	$8,012	$6,693
Income tax items	288	372
Other interest expense	(1,035)	(1,186)
Short-term debt	(230)	(216)
AFUDC	95	220

Total interest income and other, net	$7,130	$5,883

7. Variable Interest Entities

NSTAR Electric has certain long-term purchase power agreements with energy facilities where it purchases substantially all of the output from a specified facility for a specified period and has determined these agreements represent variable interests. NSTAR Electric is not considered the primary beneficiary of these entities and does not consolidate the entities because it does not control the activities most relevant to the operating results of these entities and does not hold any equity interests in the entities. NSTAR Electric’s exposure to risks and financial support commitments with respect to these entities is limited to the purchase of the power generated at the prices defined under the contractual agreements. NSTAR Electric’s involvement with these variable interest entities has no material impact on NSTAR’s financial position, financial performance, or cash flows.

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

The operating results of MATEP for the quarter ended March 31, 2010 were separately classified and reported as discontinued operations on the accompanying Consolidated Statements of Income. A summary of discontinued operations is as follows:

(in thousands)	Three Months Ended March 31, 2010
Operating revenues	$34,885
Operating expenses	24,935
Interest charges	1,645
Other income	272
Income taxes	3,002

Income from discontinued operations	5,575
Loss on sale of discontinued operations, net of tax	289

Net income from discontinued operations	$5,286

Note C. Derivative Instruments

Energy Contracts

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $2.1 million and $2.4 million liability as of March 31, 2011 and December 31, 2010, respectively. NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract, and recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract. Changes in the value of the contract have no impact on earnings. NSTAR Gas has only one significant natural gas supply contract. This contract is an all-requirements portfolio asset management contract that expires in October 2011. This contract contains market based pricing terms and therefore no financial statement adjustments are required. The following costs were incurred and recorded to “Cost of gas sold” on the accompanying Consolidated Statements of Income:

	Three Months Ended March 31,
(in millions)	2011	2010
Natural gas supply costs incurred on NSTAR Gas’ all-requirements contract	$68	$83

Refer to the accompanying Part 1, Item 3, “Quantitative and Qualitative Disclosure About Market Risk,” for a further discussion.

Natural Gas Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based on NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure natural gas supply, and qualify as derivative financial instruments. The fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date. All actual costs incurred or benefits realized when these contracts are settled are included in the CGAC of NSTAR Gas. NSTAR Gas records a regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income. These derivative contracts extend through April 2012. As of March 31, 2011, these natural gas hedging agreements, representing seventeen individual contracts, hedged 4,790 BBtu. The settlement of these contracts may have a short-term cash flow impact. Over the long-term, any such effects are mitigated by a regulatory recovery mechanism for those costs. During the three-month periods ended March 31, 2011 and 2010, $7.2 million and $3.1 million, respectively, of these financial contracts were settled and were recognized as additional charges to “Cost of gas sold” on the accompanying Consolidated Statements of Income.

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

NSTAR Gas is also subject to this credit risk-related contingent feature. Based on market conditions at the time of a downgrade, NSTAR Gas could be required to post collateral in an amount that could be equal to or less than the fair value of the liability at the time of the downgrade. As of March 31, 2011, NSTAR Gas has an A+ Standard & Poors Credit Issuer credit rating. Collateral obligations are required in the event of a downgrade below an A rating by Standard & Poors and/or if the fair value of the contract exceeds established credit thresholds. Based on NSTAR Gas’ liability position with its natural gas hedge contract counterparties as of March 31, 2011, should NSTAR Gas’ credit rating be downgraded the collateral obligations described below would result.

Credit Ratings Downgraded to:	Level Below “A” Rating	Incremental Obligations	Cumulative Obligations
(in thousands)
A-/A3	1	$—	$—
BBB+/Baa1	2	—	—
BBB/Baa2	3	—	—
BBB-/Baa3, or below investment grade	4	700	700

In addition, these agreements contain cross-default provisions that would allow NSTAR Gas and its counterparties to terminate and liquidate a natural gas hedge contract if either party is in default on other swap agreements with that same counterparty, or another unrelated agreement with that same counterparty in excess of stipulated threshold amounts.

Derivative Instruments and Hedging Activities

The following disclosures summarize the fair value of NSTAR Gas’ hedging agreements and NSTAR Electric’s renewable energy contracts deemed to be derivatives, the balance sheet positions of these agreements and the related settlements of hedging agreements:

(in thousands)	March 31, 2011	December 31, 2010

Gas Hedging Agreements asset (liability) positions
Consolidated Balance Sheet Account:
Deferred debits – Other deferred debits	$—	$179
Current liabilities – Power contract obligations	(700)	(6,646)

Total net liability for derivative instruments	$(700)	$(6,467)

Renewable Energy Contract – Non-hedging instrument
Consolidated Balance Sheet Account:
Deferred credits and other liabilities – Power contract obligations	$(2,067)	$(2,400)

Total liability for non-hedging derivative instrument	$(2,067)	$(2,400)

(in thousands)	Amount of Gain or (Loss) Recognized Three Months Ended March 31,
Settlement of Gas Hedging Agreements	2011	2010
Consolidated Statement of Income Account:
Increase to Cost of gas sold	$(7,196)	$(3,051)
Increase to Operating revenues reflecting recovery of settlements from customers	7,196	3,051

Net earnings impact	$—	$—

Note D. Income Taxes

Effective Tax Rate

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2011 and the actual effective income tax rate for the year ended December 31, 2010:

	2011	2010
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4	4
Impact of IRS settlement	—	3
Other	(1)	(1)

Effective tax rate	38%	41%

Receipt of Federal Tax Refund for 2001-2007 Tax Years

On September 30, 2010, NSTAR accepted a settlement offer from the IRS Office of Appeals on issues related to its 2001-2007 Federal income tax returns. NSTAR received notification on January 3, 2011 that the Joint Committee approved the Settlement Agreement. On April 21, 2011, NSTAR received a $143.3 million refund payment from the IRS, relating to the 2001-2007 tax years. The approved settlement and receipt of the refund resolves all outstanding tax matters for these years.

Open Tax Years

The 2008 and 2009 Federal income tax returns have been examined under the IRS Compliance Assurance Process (CAP) with no adjustments. The 2010 Federal income tax return is being reviewed under CAP. This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed. The outcome of any potential audit adjustments and the timing are uncertain.

Uncertain Tax Positions

NSTAR did not have a reserve for uncertain tax positions at March 31, 2011 and December 31, 2010.

Interest on Tax Positions

The total amount of accrued interest receivable related to tax matters included in “Other current assets” on the accompanying Consolidated Balance Sheets was as follows:

	March 31,	December 31,
(in millions)	2011	2010
Accrued tax interest receivable	$27.9	$27.6

Substantially all of the $27.9 million in accrued tax interest receivable at March 31, 2011 was collected in the April 21, 2011 payment from the IRS.

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

The following table summarizes basic and diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010
Net income attributable to common shareholders	$56,411	$59,718
Basic and Diluted EPS:
Continuing operations	$0.54	$0.51
Discontinued operations	—	0.05

Total earnings	$0.54	$0.56

Weighted average common shares outstanding for basic EPS	103,587	106,808
Effect of dilutive shares:
Weighted average dilutive potential common shares	388	222

Weighted average common shares outstanding for diluted EPS	103,975	107,030

Note F. Segment and Related Information

For the purpose of providing segment information, NSTAR’s principal operating segments are its traditional core businesses of electric and gas retail transmission and distribution utilities that provide energy delivery services in 107 cities and towns in Massachusetts.

NSTAR has aggregated the results of operations and assets of its telecommunications subsidiary with the electric utility operations, and aggregated the liquefied natural gas service subsidiary with gas utility operations. The telecommunications subsidiary, liquefied natural gas service subsidiary and MATEP were previously aggregated as unregulated operations for purposes of segment reporting. The segment presentation now reflects the ongoing profile of NSTAR’s operations as primarily comprised of electric and gas utility operations.

Amounts related to discontinued operations have been excluded from the data presented. Amounts shown on the following table for the three months ended March 31, 2011 and 2010 include the allocation of NSTAR’s (Holding Company) results of operations and assets to the two business segments, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively. The allocation of Holding Company charges is based on an indirect allocation of the Holding Company’s investment relating to the two business segments.

Financial data for the segments of continuing operations were as follows:

	Utility Operations		Consolidated
(in thousands)	Electric	Gas	Total
Three months ended March 31,
2011
Operating revenues	$602,500	$190,198	$792,698
Segment net income	$39,979	$16,922	$56,901
2010
Operating revenues	$584,900	$182,568	$767,468
Segment net income	$39,582	$15,340	$54,922

Total assets
March 31, 2011	$7,004,550	$834,878	$7,839,428
December 31, 2010	$7,040,326	$893,599	$7,933,925

Note G. Fair Value Measurements

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

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:

	March 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities(a)	$1	$—	$—	$1
Deferred Compensation Assets (b)	30	—	—	30
Investments (b)	11	—	—	11

Total	$42	$—	$—	$42

Liabilities:
Gas Hedges (c)	$—	$1	$—	$1
Renewable Energy Contract (d)	—	—	2	2

Total	$—	$1	$2	$3

	December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities(a)	$1	$—	$—	$1
Deferred Compensation Assets (b)	30	—	—	30
Investments (b)	11	—	—	11

Total	$42	$—	$—	$42

Liabilities:
Gas Hedges (c)	$—	$6	$—	$6
Renewable Energy Contract (d)	—	—	2	2

Total	$—	$6	$2	$8

(a)	-	Included in “Cash and cash equivalents” on the accompanying Consolidated Balance Sheets
(b)	-	Included in “Other investments” on the accompanying Consolidated Balance Sheets
(c)	-	Included in “Deferred debits: Other deferred debits” and “Current liabilities: Power contract obligations” on the accompanying Balance Sheets
(d)	-	Included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying Consolidated Balance Sheets

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of March 31, 2011 and December 31, 2010, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues. Carrying amounts and fair values as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness of continuing operations (including current maturities)	$2,327,338	$2,483,780	$2,348,925	$2,545,200

Note H. Commitments and Contingencies

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

NSTAR Electric and NSTAR Gas service quality performance levels for 2010 were not in a penalty situation and the final performance reports were filed with the DPU on March 1, 2011.

2. Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of March 31, 2011 and December 31, 2010, NSTAR had liabilities of $0.9 million for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of March 31, 2011 and December 31, 2010, NSTAR had liabilities of $15.9 million as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was identified as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

3. Regulatory Proceedings

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2010, NSTAR Electric incurred and billed cumulative incremental revenue requirements of approximately $67 million. During 2011, approximately $3.5 million has been incurred through March 31. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing. The expected recovery amount did not vary materially from the revenue previously recognized. On October 8, 2010, NSTAR Electric submitted a Compliance Filing with the DPU reconciling the recoverable CPSL Program revenue requirement for each year 2006 through 2009 with the revenues already collected to determine the proposed adjustment effective on January 1, 2011. The DPU allowed the proposed rates to go into effect on that date, subject to reconciliation of program costs. NSTAR cannot predict the timing of subsequent DPU orders related to this filing. Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR’s result of operations, financial position, and cash flows.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). A decision by the SJC is expected in late 2011. As of March 31, 2011, the potential pre-tax impact to earnings of eliminating the bad debt adder would be approximately $23 million. NSTAR cannot predict the timing of this appeals process. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

Other

In the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on the following January 1. These rate adjustments include a SIP rate factor and several other fully reconciling cost recovery items. Consistent with previous filings, the 2010 filings include a combination of actual and forecasted data for 2010 that NSTAR Electric will update during 2011 with year-end data to allow a final investigation and reconciliation. There are several case years that remain outstanding at the DPU. These cases are pending decisions at the DPU and NSTAR cannot predict the timing or the ultimate outcome of these filings.

4. Yankee Companies Spent Fuel Litigation

In October 2006, the U.S. Court of Federal Claims issued a judgment in a spent nuclear fuel litigation in the amounts of $34.2 million, $32.9 million, and $75.8 million for CY, YA, and MY, respectively. This judgment in favor of the Yankee Companies relates to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel for years prior to 2001 for CY and YA, and prior to 2002 for MY (DOE Phase I Damages). NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively. The DOE appealed this decision to the United States Court of Appeals for the Federal Circuit that affirmed in part and reversed in part the awards of the earlier Phase I judgments. The Court of Federal Claims issued a decision on remand on September 7, 2010, which determined that the net damage awards are to be amended against the DOE in the amounts of $39.7 million, $21.2 million, and $81.7 million for CY, YA, and MY, respectively. NSTAR Electric’s portion of the appealed judgments amounts to $5.6 million, $3 million, and $3.3 million, respectively. The DOE filed notice of its appeal of the decision on remand to the United States Court of Appeals for the Federal Circuit on November 8, 2010, and the Yankee Companies filed their notice of cross-appeal on a limited issue on November 19, 2010. The DOE’s brief on appeal was filed February 4, 2011. A final decision on this appeal could be received by March 2012.

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

5. Legal Matters

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The accompanying MD&A focuses on factors that had a material effect on the financial condition, results of operations, and cash flows of NSTAR during the periods presented and should be read in conjunction with the accompanying consolidated financial statements and related notes, and with the MD&A in NSTAR’s 2010 Annual Report on Form 10-K.

Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement at closing, NSTAR will become a wholly-owned subsidiary of NU. The combined company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers.

Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent and former NSTAR shareholders will own approximately 44 percent of the combined company. On March 4, 2011, shareholders of each company approved the merger and adopted the merger agreement. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission, and on February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On January 7, 2011, NSTAR and NU filed an application with the Federal Energy Regulatory Commission (FERC), requesting approval of the merger by May 10, 2011. A filing was made with the Nuclear Regulatory Commission on December 9, 2010.

Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending transaction provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide net savings for the combined companies of an estimated $780 million in the first ten years following the closing of the merger and provide other customer benefits. Evidentiary hearings are scheduled to begin on July 6, 2011. NSTAR and NU expect a ruling from the DPU in the second half of 2011.

Connecticut

In November 2010, the DPUC issued a draft decision finding that it lacks jurisdiction to consider the NSTAR merger with NU. In December 2010, the OCC petitioned the DPUC to reconsider its draft decision. On January 26, 2011, the DPUC issued an Administrative Order stating that it would hold a hearing on the question of jurisdiction. In February 2011, oral arguments were held and in March 2011, a public information session on the merger was held. No date has been established for a final decision. In addition, legislation proposing to give the DPUC jurisdiction over the merger received a joint favorable recommendation from the Connecticut Joint Legislative Energy and Technology Committee in March 2011.

New Hampshire

On April 5, 2011, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that it does not have statutory authority to approve or reject the merger.

Maine

NSTAR and NU are also asking Maine regulators to waive jurisdiction over the merger. Although neither NSTAR nor NU subsidiaries serve any customers in Maine, Public Service Company of New Hampshire, an NU subsidiary, owns transmission and generation assets in the state that are subject to the jurisdiction of the Maine Public Utilities Commission. On April 15, 2011, a hearing examiner issued a report rejecting the waiver request, but approving the merger contingent upon approval by the FERC.

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

Electric operations. For the three-months ended March 31, 2011, NSTAR derived 76% of its operating revenues from the transmission and distribution of electric energy through NSTAR Electric.

Gas operations. For the three-months ended March 31, 2011, NSTAR derived 24% of its operating revenues from the distribution of natural gas through NSTAR Gas.

Earnings. NSTAR derives its operating revenues primarily from the sale of energy, distribution, transmission and energy efficiency services to customers. NSTAR’s earnings are impacted by fluctuations in unit sales of electric kWh and natural gas MMbtu, which have an effect on the level of distribution and transmission revenues recognized. In accordance with the regulatory rate structure in which NSTAR operates, its recovery of energy costs are fully reconciled with the level of energy revenues currently recorded and, therefore, do not have an impact on earnings. As a result of this rate structure, any variability in the cost of energy supply purchased will have an impact on purchased power and transmission and cost of gas sold expenses, but will not affect the Company’s net income as the Company recognizes a corresponding change in revenues.

Net income attributable to common shareholders for the three-month period ended March 31, 2011, was $56.4 million or $0.54 per diluted share, as compared to $59.7 million, or $0.56 per diluted share, for the same period in 2010, as further explained below. The current quarter includes a net charge of $4.8 million, or $0.05 per share, for costs associated with the pending merger with Northeast Utilities. Excluding this item, earnings were $61.2 million, or $0.59 per diluted share.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of NSTAR’s 2010 Form 10-K. There have been no substantive changes to those policies and estimates.

Rate and Regulatory Proceedings

Rate Structures

a. Rate Settlement Agreement

NSTAR Electric is operating under a DPU-approved Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates that are generally offset by an equal and corresponding reduction in transition rates. The rates as of January 1 were as follows:

	January 1,
	2011	2010	2009	2008
Annual inflation-adjusted distribution rate – SIP (decrease) increase	(0.19)%	1.32%	1.74%	2.68%

b. Regulated Electric Distribution Rates

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

•

a transition charge represents the collection of costs to be collected primarily from previously held investments in generating plants and costs related to existing above-market power contracts, and contract costs related to long-term power contracts buy-outs;

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

•

a seasonal cost of gas adjustment clause (CGAC) represents the collection of natural gas supply costs, pipeline and storage capacity, costs related to charge-offs of uncollected energy costs and working capital related costs. The CGAC is reset every six months. In addition, NSTAR Gas files interim changes to its CGAC factor when the actual costs of natural gas supply vary from projections by more than 5%; and

•

a local distribution adjustment clause (LDAC) primarily represents the collection of energy efficiency program costs, environmental costs, PAM related costs, and costs associated with the residential assistance adjustment clause. The LDAC is reset annually and provides for the recovery of certain costs applicable to both sales and transportation customers.

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

d. Regulatory Matters

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2010, NSTAR Electric incurred and billed cumulative incremental revenue requirements of approximately $67 million. During 2011, approximately $3.5 million has been incurred through March 31. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

On May 28, 2010, the DPU issued an order on NSTAR Electric’s 2006 CPSL costs recovery filing. The expected recovery amount did not vary materially from the revenue previously recognized. On October 8, 2010, NSTAR Electric submitted a Compliance Filing with the DPU reconciling the recoverable CPSL Program revenue requirement for each year 2006 through 2009 with the revenues already collected to determine the proposed adjustment effective on January 1, 2011. The DPU allowed the proposed rates to go into effect on that date, subject to reconciliation of program costs. NSTAR cannot predict the timing of subsequent DPU orders related to this filing. Should an adverse DPU decision be issued, it could have a material adverse impact on NSTAR’s result of operations, financial position, and cash flows.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). A decision by the SJC is expected in late 2011. As of March 31, 2011, the potential pre-tax impact to earnings of eliminating the bad debt adder would be approximately $23 million. NSTAR cannot predict the timing of this appeals process. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

Other

In the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on the following January 1. These rate adjustments include a SIP rate factor and several other fully reconciling cost recovery items. Consistent with previous filings, the 2010 filings include a combination of actual and forecasted data for 2010 that NSTAR Electric will update during 2011 with year-end data to allow a final investigation and reconciliation. There are several case years that remain outstanding at the DPU. These cases are pending decisions at the DPU and NSTAR cannot predict the timing or the ultimate outcome of these filings.

FERC Transmission ROE

NSTAR earns an 11.14% ROE on local transmission facility investments. The ROE on NSTAR’s regional transmission facilities is 11.64%. Additional incentive adders are available and are decided on a case-by-case basis in accordance with the FERC’s most recent national transmission incentive rules. The FERC may grant a variety of financial incentives, including ROE basis point incentive adders for qualified investments made in new regional transmission facilities. A 100 basis point adder, when combined with the FERC’s approved ROEs described above, results in a 12.64% ROE for qualified regional investments. The incentive is intended to promote and accelerate investment in transmission projects that can significantly reduce congestion costs and enhance reliability in the region.

Other

a. Energy Efficiency Plans

NSTAR Electric and NSTAR Gas administer demand-side management energy efficiency programs. The Massachusetts Green Communities Act (GCA) directs electric and natural gas distribution companies to develop three-year energy efficiency plans. The first three-year plan covering the period 2010 through 2012 was approved by the DPU and is expected to lead to a significant expansion of energy efficiency activity in Massachusetts. Like the historical programs, the new three-year plan includes financial incentives based on energy efficiency program performance. In addition, the DPU has stated that it will permit distribution companies that do not yet have rate decoupling mechanisms in place to implement lost base revenue rate adjustment mechanisms that will partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

During the first quarter of 2011, NSTAR Electric and NSTAR Gas incurred Energy Efficiency expenses of $40.1 million and $3.5 million, respectively, inclusive of program administrator incentives. NSTAR Electric and NSTAR Gas have filed their separate 2011 Energy Efficiency Plans and anticipate that the programs will amount to about $184.3 million and $20.1 million in spending, inclusive of program administrator incentives, respectively.

b. Northern Pass Transmission Project

On October 4, 2010, Northern Pass Transmission LLC (NPT) and H.Q. Hydro Renewable Energy, Inc. (Hydro Renewable Energy), an indirect, wholly-owned subsidiary of Hydro-Québec, entered into a Transmission Service Agreement (the TSA) in connection with the Northern Pass transmission project. NPT is a joint venture indirectly owned by NU and NSTAR, on a 75 percent and 25 percent basis, respectively. The “NPT Line” will be a new high voltage direct current (HVDC) transmission line from the Canadian border to southern New Hampshire and an associated alternating current radial transmission line from Franklin, New Hampshire to Deerfield, New Hampshire to be constructed by NPT. It will interconnect at the U.S.-Canadian border with a new HVDC transmission line to be constructed in Québec by Hydro-Québec TransÉnergie, the transmission division of Hydro-Québec. Pursuant to the TSA, NPT will sell firm electric transmission rights to Hydro Renewable Energy over the 1,200 megawatt NPT Line for a forty-year term. The TSA was approved by the FERC on February 14, 2011 with no exceptions.

NPT will charge cost-based rates to Hydro Renewable Energy under the TSA for firm transmission service using a FERC approved formula rate. The projected cost-of-service calculation includes a return on equity (ROE) of 12.56 percent through the construction phase of the project, after which the ROE will be tied to the ISO-New England regional rates base ROE (which is currently 11.14 percent) plus 142 basis points. The TSA rates will be based on a deemed capital structure for NPT of 50 percent debt and 50 percent equity. During the development phase and the construction phase under the TSA, NPT will be recording non-cash Allowance for Funds Used During Construction (AFUDC) earnings.

In October 2010, NPT filed the NPT Line project design with ISO-New England Inc. for technical approval and filed a Presidential Permit application with the U.S. Department of Energy (DOE), which seeks permission to construct and maintain facilities that cross the Québec and New Hampshire border and connect to the HQ TransÉnergie facilities in Québec.

During March 2011, the DOE held public meetings in New Hampshire seeking a public comment on NPT. In response to concerns raised at those meetings, on April 12, 2011, NPT revised its Presidential Permit application with the DOE. NPT requested and received an additional 60 days for the public comment period to allow NPT to review other routes and certain proposed alternative routes were withdrawn from consideration. NPT anticipates filing additional state and federal permit and siting applications in 2011. Assuming timely siting approvals, NPT expects to commence construction of the line in 2013, with completion in late 2015. The estimated project costs are approximately $1.1 billion. NSTAR’s share of the NPT Line costs will total approximately $280 million (including capitalized AFUDC and property taxes).

On March 30, 2011, the New Hampshire House of Representatives approved House Bill 648, which would preclude non-reliability projects, such as NPT, from using eminent domain to acquire property for construction of transmission lines. The legislation is pending in the New Hampshire Senate. NPT believes that it will be able to acquire necessary property rights for the NPT Line.

Results of Continuing Operations

The following section of MD&A compares the results of continuing operations for each of the three-month periods ended March 31, 2011 and 2010 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Earnings Outlook

NSTAR is maintaining its 2011 earnings guidance range of between $2.60 and $2.75 per share on a stand-alone basis. This range excludes merger-related costs. NSTAR reaffirms its expectation that the pending merger with Northeast Utilities will close in the second half of 2011. Detailed earnings guidance on the combined company will be provided at that time.

Common Share Dividends

NSTAR’s current quarterly cash dividend rate is $0.425 per share or $1.70 per share on an annualized basis. On March 24, 2011, NSTAR’s Board of Trustees declared a quarterly cash dividend of $0.425 per share to shareholders of record on April 8, 2011, payable May 2, 2011.

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

Executive Summary of Quarterly Results

Earnings per common share were as follows:

	Three Months Ended March 31,
	2011	2010	% Change
Basic and Diluted – Continuing operations	$0.59	$0.51	15.7%
Basic and Diluted – Income from discontinued operations	—	0.05	—

	0.59	0.56	5.4%
Basic and Diluted – Merger-related costs, net	(0.05)	—	—

Basic and Diluted – Total earnings	$0.54	$0.56	(3.6)%

Net income attributable to common shareholders was $56.4 million, or $0.54 per diluted share, for the quarter ended March 31, 2011 compared to $59.7 million, or $0.56 per diluted share, for the same period in 2010. The current quarter includes a net charge of $4.8 million, or $0.05 per share, for costs associated with the pending merger with Northeast Utilities. Excluding these costs, earnings were $61.2 million, or $0.59 per diluted share. Major factors on an after-tax basis that contributed to the $1.5 million, or 2.5%, increase in earnings include:

•	Higher electric and gas distribution revenues due to a 3.1% and 10.6%, respectively, increase in sales ($8.1 million)

•	Higher transmission revenues ($1.8 million)

•	Lower net interest charges ($2.9 million)

These increases in earnings factors were partially offset by:

•	Absence of MATEP earnings due to June 2010 sale ($5.3 million)

•	Higher depreciation and property taxes ($3.6 million)

•	Higher operations and maintenance expenses ($4.1 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from continuing operating activities provided approximately $134.3 million, a decrease of $3.7 million as compared to the same period in 2010. The decrease primarily reflects the timing of energy supply payments and customer collections related to these energy costs

•	NSTAR invested approximately $80.5 million in capital projects to improve system reliability and capacity

•	NSTAR paid approximately $44 million in common share dividends and retired $21.7 million in long-term and securitized debt.

Electric and Gas sales

The following is a summary of retail electric and firm gas and transportation sales for the periods indicated:

	Three Months Ended March 31,
	2011	2010	% Change
Retail Electric Sales - MWh
Residential	1,741,812	1,675,221	4.0
Commercial, Industrial, and Other	3,612,361	3,517,270	2.7

Total retail sales	5,354,173	5,192,491	3.1

Firm Gas and Transportation Sales - BBtu
Residential	10,768	9,709	10.9
Commercial and Industrial	9,251	8,404	10.1
Municipal	1,565	1,397	12.0

Total firm gas and transportation sales	21,584	19,510	10.6

NSTAR’s electric energy sales in the three months ended March 31, 2011 increased 3.1% compared to 2010 primarily due to favorable weather conditions resulting from a colder winter during 2011 as compared to 2010, and some positive impact of the economic recovery. Heating degree-days in NSTAR’s service area for the three months ended March 31, 2011 were up 11.6% from the same period in 2010.

The 10.6% increase in firm gas and transportation sales is due to the colder winter weather during 2011 as compared to the prior year.

Weather and, to a lesser extent, fluctuations in fuel costs, conservation measures, and economic conditions affect sales to NSTAR’s residential and small commercial customers. Economic conditions, fluctuations in fuel costs, and conservation measures affect NSTAR’s large commercial and industrial customers. In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature variations. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Weather conditions

NSTAR forecasts its electric and natural gas sales based on normal weather conditions. Actual results may vary from those projected due to actual weather conditions, energy conservation, and other factors. Refer to the “Cautionary Statement Regarding Forward-Looking Information” section preceding Part 1 “Financial Information” of this Form 10-Q.

The demand for electricity and natural gas is affected by weather. Weather impacts electric sales primarily during the summer and, to a greater extent, natural gas sales during the winter season in NSTAR’s service area. Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur (as further discussed below), particularly when weather patterns experienced are consistently colder or warmer. Also, NSTAR’s electric and natural gas businesses are sensitive to variations in daily weather, are highly influenced by New England’s seasonal weather variations, and are susceptible to damage from major storms and other natural events and disasters that could adversely affect the Company’s ability to provide energy.

Degree-days measure changes in daily mean temperature levels. A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees. As shown in the table below, weather conditions during the three-month period ended March 31, 2011 measured by heating degree-days were 11.6% higher/colder for 2011 as compared to 2010, favorably impacting gas revenues. Similarly, weather conditions were colder than the 30-year average by 4.2% during the first quarter of 2011. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days (Worcester, MA)
Three months ended March 31, 2011	3,400
Three months ended March 31, 2010	3,046
Normal 30-Year Average	3,263

Operating revenues

Operating revenues for the first quarter of 2011 increased $25.2 million, or 3.3%, from the same period in 2010 as follows:

(in millions)	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	Amount	Percent
Electric revenues
Retail distribution and transmission	$269.9	$252.7	$17.2	6.8%
Energy, transition and other	332.6	332.2	0.4	0.1%

Total electric revenues	602.5	584.9	17.6	3.0%
Gas revenues
Firm and transportation	67.0	60.3	6.7	11.1%
Energy supply and other	123.2	122.3	0.9	0.7%

Total gas revenues	190.2	182.6	7.6	4.2%

Total operating revenues	$792.7	$767.5	$25.2	3.3%

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

The increase of $17.2 million, or 6.8%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($5.1 million)

•	Increased distribution revenues due to increased sales of 3.1% due to the impact of weather conditions partially offset by a negative annual inflation rate adjustment ($7.4 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $0.4 million, or 0.1%, increase in energy, transition, and other revenues is primarily attributable to higher energy efficiency revenues due to the expansion of the these programs, partially offset by lower Basic Service rates in effect due to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area. Firm and transportation revenues increased $6.7 million, or 11.1%, primarily due to an increase in gas sales volumes of 10.6%.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenues increase of $0.9 million, or 0.7%, is primarily due to the 10.6% increase in gas sales volume, partially offset by a decrease in the cost of gas supply. These revenues are fully reconciled with the costs recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

Operating expenses

Purchased power and transmission expense was $279.3 million in the first quarter of 2011 compared to $283.2 million in the same period of 2010, a decrease of $3.9 million, or 1.4%. The decrease in expense reflects lower Basic Service and other energy costs of $10.6 million. These decreases were partially offset by higher transmission costs of $6.7 million due to an increase in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $109 million in the first quarter of 2011 compared to $110.6 million in 2010, a decrease of $1.6 million, or 1.4%. The decrease in expense primarily reflects a decrease in natural gas supply costs. The decrease was partially offset by 10.6% higher sales and higher settlements of gas hedge contracts. NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $121.3 million in the first quarter of 2011 compared to $110 million in the same period of 2010, an increase of $11.3 million, or 10.3%. One significant component contributing to this increase in expense is higher pension and PBOP related PAM amortization costs ($3.6 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were storm-related expenses ($1 million), timing of maintenance ($2.5 million) and timing of certain labor-related costs ($3.4 million).

Depreciation and amortization expense was $81 million in the first quarter of 2011 compared to $93.1 million in the same period of 2010, a decrease of $12.1 million or 13%. The decrease primarily reflects the lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $43.6 million in the first quarter of 2011 compared to $20.3 million in the same period of 2010, an increase of $23.3 million, or 114.8%. These costs are in accordance with the new three-year plan program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR anticipates a further increase in Energy Efficiency spending during 2011 and in future years driven by requirements of the GCA. Those spending increases are funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

Property and other taxes expense was $34.5 million in the first quarter of 2011 compared to $31.2 million in the same period of 2010, an increase of $3.3 million, or 10.6%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $32.2 million in the first quarter of 2011 compared to $37.2 million in the same period of 2010, a decrease of $5 million, or 13.4%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR’s $500 million, 8% Notes in mid-February 2010.

Interest income and other, net were $7.1 million of net interest income in the first quarter of 2011 compared to $5.9 million of net interest income in the same period of 2010, an increase of $1.2 million, or 20.3%, due to increased interest income of $1.3 million related to higher regulatory deferrals.

Other income (deductions):

Other income was $1.2 million in the first quarter of 2011 compared to $1.0 million in the same period of 2010, an increase of $0.2 million. The increase relates primarily to higher cash surrender values of insurance policies and higher equity investment earnings.

Other deductions were $6.8 million in the first quarter of 2011 compared to $0.5 million in the same period of 2010, an increase in deductions of $6.3 million primarily related to merger-related costs of $6 million.

Income tax expense:

Income tax expense was $36.4 million in the first quarter of 2011 compared to $33.3 million in the same period of 2010, an increase of $3.1 million, or 9.3%, primarily reflecting a higher pre-tax operating income in 2010.

Liquidity and Capital Resources

Financial Market Impact

Volatility and uncertainty in the financial markets may adversely impact the availability of credit and the cost of credit to NSTAR and its subsidiary companies. However, throughout this period of market uncertainty, NSTAR has been able to successfully access capital markets to issue long-term debt and also to facilitate short-term financing for working capital needs. NSTAR and its subsidiaries utilize the commercial paper market to meet their short-term cash requirements. NSTAR and NSTAR Electric currently have Revolving Credit Agreements in place through December 2012. These Credit Agreements serve as a liquidity backup to the commercial paper program. Short-term commercial paper debt obligations are commonly refinanced to long-term obligations with fixed-rate bonds or notes as needed or when interest rates are considered favorable. Refer to Item 1A, “Risk Factors,” in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2010, for a further discussion.

As a result of volatility in the financial markets and its impact on NSTAR’s Pension and PBOP Plan investments, NSTAR continues to evaluate the extent to which it may make additional cash contributions. Should NSTAR elect to increase its level of funding to these plans, NSTAR believes it has adequate access to capital resources to support its contributions.

Working Capital

NSTAR believes that it has adequate access to short-term credit markets to facilitate its working capital needs at favorable terms. As of March 31, 2011, NSTAR, NSTAR Electric, and NSTAR Gas had $175 million, $450 million, and $100 million, respectively, in available unused revolving credit facilities in order to meet working capital needs.

Current Cash Flow Activity

NSTAR’s primary uses of cash in the first quarter of 2011 included capital expenditures, dividend payments, and securitized debt redemptions. NSTAR’s primary sources of cash in the first quarter of 2011 included cash from electric and gas operations.

Operating Activities

The net cash provided by continuing operating activities was $134.3 million in the first quarter of 2011, as compared to cash provided of $138 million in the same period of 2010, a decrease of $3.7 million primarily due to the timing of energy supply payments and their related recovery from customers.

Investing Activities

The net cash used in investing activities of continuing operations in the first quarter of 2011 was $64.9 million, compared to cash used of $82.5 million in the same period of 2010. Plant expenditures in 2011 were comparable to those in 2010. The $17.6 million decrease mainly relates to the refund of restricted cash related to a modification of the ISO-NE’s financial assurance policy whereby NSTAR Electric was released from a requirement to deposit $17 million in an escrow account.

Financing Activities

Net cash used in financing activities of continuing operations in the first quarter of 2011 was $70.5 million compared to $186.4 million in the same period of 2010. Uses of cash primarily reflect long-term and securitized debt redemptions of $21.7 million in 2011 compared to $529 million in 2010. A source of cash during 2011 included increased proceeds of short-term borrowings of $19.5 million as compared to the first quarter of 2010 that included proceeds from the issuance of long-term debt of $300 million and $125 million to NSTAR Electric and NSTAR Gas, respectively.

Income Tax Payments

During the three months ended March 31, 2011 and 2010, NSTAR made income tax payments of $14.1 million and $11.4 million, respectively.

Receipt of Federal Tax Refund for 2001-2007 Tax Years

On September 30, 2010, NSTAR accepted a settlement offer from the IRS Office of Appeals on issues related to its 2001-2007 Federal income tax returns. NSTAR received notification on January 3, 2011 that the Joint Committee had accepted the Settlement Agreement. On April 21, 2011, NSTAR received a $143.3 million refund payment from the IRS, relating to the 2001-2007 tax years. The approved settlement and receipt of the refund resolves all outstanding tax matters for these years.

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio includes in debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. NSTAR Gas must also maintain a total debt to capitalization ratio no greater than 65% at all times pursuant to its revolving credit agreement. NSTAR Gas was in compliance with its financial covenant requirements including a minimum equity requirement, under its long-term debt arrangements at March 31, 2011 and December 31, 2010. Under the minimum equity requirement, the outstanding long-term debt of NSTAR Gas must not exceed equity. NSTAR’s long-term debt other than its secured debt issued by NSTAR Gas is unsecured.

NSTAR currently has a $175 million revolving credit agreement that expires December 31, 2012. At March 31, 2011 and December 31, 2010, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at March 31, 2011 and December 31, 2010, had $100.5 million and $160 million amounts outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio includes in debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. Commitment fees must be paid on the total agreement amount. At March 31, 2011 and December 31, 2010, NSTAR was in full compliance with the aforementioned covenant as the ratios were 57.1% and 56.9%, respectively.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At March 31, 2011 and December 31, 2010, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $306.5 million and $227.5 million outstanding balances at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 47.7% and 46.6%, respectively.

As a result of the pending merger with Northeast Utilities, NSTAR and NSTAR Electric expect to seek waivers or amendments to their revolving credit agreements.

NSTAR Gas has a $100 million revolving credit facility. This facility is due to expire on December 9, 2011. As of March 31, 2011 and December 31, 2010, NSTAR Gas had no amounts outstanding. At March 31, 2011 and December 31, 2010, NSTAR Gas was in full compliance with its covenant in connection with its facility, as the total debt to capitalization ratios were 48.3% and 53.3%, respectively.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR’s or its subsidiaries’ financial condition and credit ratings.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. As of March 31, 2011, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.2 billion of their total common equity (approximately $2.4 billion) to NSTAR and remain in compliance with debt covenants. Based on NSTAR’s key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected cash requirements.

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

To mitigate the cash flow and cost variability related to the commodity price risk on approximately one-third of its natural gas purchases, NSTAR Gas purchases financial futures contracts on behalf of its customers. NSTAR Gas has a rate-making mechanism that provides for recovery of the actual settlement value of these contracts on a fully reconciling basis. Refer to the accompanying Notes to Consolidated Financial Statements, Note C, “Derivative Instruments, Natural Gas Hedging Agreements,” for a further discussion.

Interest Rate Risk

NSTAR believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs. These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable. At March 31, 2011 and December 31, 2010, respectively, all of NSTAR’s long-term debt had fixed interest rates. The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding. The weighted average interest rates, including fees for short-term indebtedness, were 0.35% for the three months ended March 31, 2011 and 2010. On a long-term basis, NSTAR mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

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

Item 1A. Risk Factors

Shareholders or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2(c). Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the Long Term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased on the open market by the Company or an independent agent. During the three-month period ended March 31, 2011, the shares listed below were acquired in the open market for such purposes.

	Total Number of Common Shares Purchased	Average Price Paid Per Share
January	92,748	$42.85
February	309,804	$44.39
March	1,957	$45.47

Total First Quarter	404,509	$44.04

Item 6. Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:

Exhibit	15	-	Letter Re Unaudited Interim Financial Information

	15.1		PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a - 14(a)/15d-14(a) Certifications

	31.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1		Report of Independent Registered Public Accounting Firm*

		*	Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act. Therefore, the accountant is not subject to the liability provisions of Section 11 of the 1933 Act.

Exhibit	101.INS	-	XBRL Instance Document

Exhibit	101.SCH	-	XBRL Taxonomy Extension Schema Document

Exhibit	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit	101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR
(Registrant)

Date: May 5, 2011	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer