Form 10-Q
period 2011-06-30
NSTAR/MA
filed 2011-08-05
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s class of common stock was 103,586,727 Common Shares, par value $1 per share, as of July 29, 2011.

NSTAR

Form 10-Q

Quarterly Period Ended June 30, 2011

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
NPT	Northern Pass Transmission LLC
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
HEEC	Harbor Electric Energy Company
Unregulated operations	Represents non rate-regulated operations of NSTAR Com and Hopkinton
Discontinued operations	Represents discontinued operations of MATEP

Regulatory and Other Authorities
DOE	U.S. Department of Energy
DPU	Massachusetts Department of Public Utilities
DPUC	Connecticut Department of Public Utility Control
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
MPUC	Maine Public Utilities Commission
NHPUC	New Hampshire Public Utilities Commission
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCC	Connecticut Office of Consumer Counsel
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission
S&P	Standard & Poor’s

Other
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
BBtu	Billions of British thermal units
Bcf	Billion cubic feet
CAP	IRS Compliance Assurance Process
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
EERF	Energy Efficiency Reconciling Factor
EPS	Earnings Per Common Share
GAAP	Accounting principles generally accepted in the United States of America
GCA	Massachusetts Green Communities Act
HQ	Hydro-Quebec

Glossary of Terms (continued)

kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
LDAC	Local Distribution Adjustment Clause
LNG	Liquefied Natural Gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MMbtu	Millions of British thermal units
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
NU	Northeast Utilities
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefit Obligation other than Pensions
ROE	Return on Equity
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
TSA	Transmission Service Agreement
YA	Yankee Atomic Electric Company

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

•

failures in operational systems or infrastructure, or those of third parties, could disrupt business activities, result in the disclosure of confidential information and adversely affect financial reporting and/or the Company’s reputation

•

catastrophic events that could result from terrorism, cyber attacks, or attempts to disrupt the Company’s businesses, or the businesses of third parties, that may impact operations in unpredictable ways and adversely affect financial results and liquidity

•	impact of service quality performance measures; and

•

impact of the expected timing and likelihood of completion of the pending merger with Northeast Utilities, any of which could be adversely affected by, among other things, (i) the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending merger; (ii) litigation brought in connection with the pending merger; (iii) the ability to maintain relationships with customers, employees or suppliers as well as the ability to successfully integrate the businesses; and (iv) the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect.

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

NSTAR

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating revenues	$651,411	$656,624	$1,444,109	$1,424,092

Operating expenses:
Purchased power and transmission	244,043	268,094	523,355	551,337
Cost of gas sold	37,309	40,050	146,317	150,669
Operations and maintenance	106,534	101,548	227,830	211,537
Depreciation and amortization	74,337	73,025	155,370	166,084
Energy efficiency and renewable energy programs	37,803	24,605	81,362	44,863
Property and other taxes	28,927	26,698	63,475	57,888

Total operating expenses	528,953	534,020	1,197,709	1,182,378

Operating income	122,458	122,604	246,400	241,714

Interest charges (income):
Long-term debt	29,822	31,082	59,661	64,538
Transition property securitization	1,982	2,851	4,337	6,614
Interest income and other, net	(8,111)	(11,177)	(15,241)	(17,060)

Total interest charges	23,693	22,756	48,757	54,092

Other income (deductions):
Other income	1,321	377	2,536	1,347
Other deductions	(1,719)	(689)	(8,489)	(1,206)

Total other (deductions) income	(398)	(312)	(5,953)	141

Income from continuing operations before income taxes	98,367	99,536	191,690	187,763
Income taxes	36,744	38,955	73,166	72,260

Net income from continuing operations	61,623	60,581	118,524	115,503

Gain on sale of discontinued operations, net of tax	—	109,398	—	109,109
Income from discontinued operations, net of tax	—	1,535	—	7,110

Net income	61,623	171,514	118,524	231,722
Preferred stock dividends - noncontrolling interest	490	490	980	980

Net income attributable to common shareholders	$61,133	$171,024	$117,544	$230,742

Weighted average common shares outstanding:
Basic	103,587	105,994	103,587	106,399
Diluted	104,004	106,169	103,992	106,599
Earnings per common share – Basic (Note E)
Continuing operations	$0.59	$0.57	$1.13	$1.08
Discontinued operations	—	1.04	—	1.09

Total earnings	$0.59	$1.61	$1.13	$2.17

Earnings per common share – Diluted (Note E)
Continuing operations	$0.59	$0.57	$1.13	$1.07
Discontinued operations	—	1.04	—	1.09

Total earnings	$0.59	$1.61	$1.13	$2.16

Dividends declared per common share	$0.425	$0.40	$0.85	$0.80

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income attributable to common shareholders	$61,133	$171,024	$117,544	$230,742

Other comprehensive income from continuing operations, net:
Pension and postretirement benefits	525	335	882	715
Deferred income tax expense	(212)	(138)	(356)	(294)

Total other comprehensive income from continuing operations, net	313	197	526	421

Comprehensive income from continuing operations	61,446	171,221	118,070	231,163

Other comprehensive income from discontinued operations, net:
Postretirement benefits	—	17	—	43
Deferred income tax expense	—	(7)	—	(18)

Total other comprehensive income from discontinued operations, net	—	10	—	25

Comprehensive income	$61,446	$171,231	$118,070	$231,188

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Common Shareholders’ Equity

(Unaudited)

(in thousands, except share information)

	Common Shares Issued and Outstanding (200,000,000 shares authorized)	Par Value Issued ($1/Share)	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2010	103,586,727	$103,587	$790,574	$1,054,987	$(14,585)	$1,934,563
Equity compensation plans	—	—	(6,411)	—	—	(6,411)
Net income attributable to common shareholders	—	—	—	56,411	—	56,411
Dividends declared to common shareholders	—	—	—	(44,023)	—	(44,023)
Other comprehensive income:
Pension & postretirement benefits, net of tax	—	—	—	—	213	213

Balance, March 31, 2011	103,586,727	103,587	784,163	1,067,375	(14,372)	1,940,753

Equity compensation plans	—	—	2,458	—	—	2,458
Net income attributable to common shareholders	—	—	—	61,133	—	61,133
Dividends declared to common shareholders	—	—	—	(44,024)	—	(44,024)
Other comprehensive income:
Pension & postretirement benefits net of tax	—	—	—	—	313	313

Balance, June 30, 2011	103,586,727	$103,587	$786,621	$1,084,484	$(14,059)	$1,960,633

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$14,407	$13,083
Restricted cash	—	17,007
Refundable income taxes	—	129,120
Accounts receivable, net of allowance of $35,967 and $35,765, respectively	281,413	272,673
Accrued unbilled revenues	50,225	55,366
Regulatory assets	310,353	412,349
Inventory, at average cost	43,638	51,362
Other	15,516	45,713

Total current assets	715,552	996,673

Utility plant:
Electric and gas, at original cost	6,399,912	6,274,123
Less: accumulated depreciation	1,693,297	1,625,564

Net electric and gas plant-in-service	4,706,615	4,648,559
Construction work in progress	143,430	106,710

Net utility plant	4,850,045	4,755,269

Other property and investments:
Unregulated property, at original cost, net	15,554	16,168
Electric equity investments	5,823	5,619
Other investments	79,060	77,157

Total other property and investments	100,437	98,944

Deferred debits:
Regulatory assets	1,963,604	2,031,626
Other deferred debits	42,781	51,413

Total deferred debits and other assets	2,006,385	2,083,039

Total assets	$7,672,419	$7,933,925

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2011	December 31, 2010
Liabilities and Capitalization

Current liabilities:
Long-term debt	$16,512	$687
Transition property securitization	49,754	46,955
Notes payable	259,000	387,500
Income taxes	108,516	105,403
Accounts payable	203,020	294,805
Power contract obligations	45,979	79,200
Accrued interest	24,453	24,025
Dividends payable	44,351	44,351
Accrued expenses	15,586	20,754
Other	69,428	73,761

Total current liabilities	836,599	1,077,441

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,326,399	1,305,488
Unamortized investment tax credits	14,374	15,173
Power contract obligations	125,961	143,046
Pension and other postretirement liability	675,001	672,517
Regulatory liability - cost of removal	286,556	279,478
Other	162,488	161,936

Total deferred credits and other liabilities	2,590,779	2,577,638

Capitalization:
Long-term debt:
Long-term debt	2,157,096	2,173,423
Transition property securitization	84,312	127,860

Total long-term debt	2,241,408	2,301,283

Noncontrolling interest – preferred stock of subsidiary	43,000	43,000

Common equity:
Common shares, par value $1 per share, 200,000,000 shares authorized, 103,586,727 issued and outstanding	103,587	103,587
Premium on common shares	786,621	790,574
Retained earnings	1,084,484	1,054,987
Accumulated other comprehensive loss	(14,059)	(14,585)

Total common equity	1,960,633	1,934,563

Total capitalization	4,245,041	4,278,846

Commitments and contingencies

Total liabilities and capitalization	$7,672,419	$7,933,925

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$118,524	$231,722
Less: Income from discontinued operations	—	7,110
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	—	(175,702)
Depreciation and amortization	155,370	166,084
Debt amortization	2,769	2,845
Deferred income taxes	6,864	5,518
Noncash stock-based compensation	4,533	4,552
Net changes in:
Accounts receivable and accrued unbilled revenues	(3,599)	5,700
Refundable income taxes	129,120	—
Inventory, at average cost	7,724	10,353
Other current assets	30,197	(7,401)
Accounts payable	(78,563)	(23,728)
Other current liabilities	2,844	39,044
Regulatory assets	108,986	44,997
Long-term power contract obligations	(43,142)	(64,064)
Net change from other miscellaneous operating activities	11,683	(2,152)

Cash provided by operating activities of continuing operations	453,310	230,658
Cash used in operating activities of discontinued operations	—	(23,819)

Net cash provided by operating activities	453,310	206,839

Investing activities:
Plant expenditures (including AFUDC)	(186,773)	(155,478)
Decrease in restricted cash	17,007	—
Proceeds from sale of properties	188	—
Net change in other investment activities	(2,698)	684

Cash used in investing activities of continuing operations	(172,276)	(154,794)
Cash provided by investing activities of discontinued operations	—	338,397

Net cash (used in) provided by investing activities	(172,276)	183,603

Financing activities:
Long-term debt issuances, net	—	420,194
Debt issuance costs	—	(3,429)
Transition property securitization redemptions	(40,749)	(47,588)
Long-term debt redemptions	(825)	(625,824)
Net change in notes payable	(128,500)	49,500
Acquisition of common shares under accelerated repurchase program	—	(125,868)
Common share dividends paid	(88,047)	(85,447)
Preferred stock dividends of subsidiary to the noncontrolling interest	(980)	(980)
Change in disbursement accounts	(13,383)	(13,262)
Cash received for exercise of equity compensation	1,991	15,108
Cash used to settle equity compensation	(9,892)	(22,382)
Windfall tax effect of settlement of equity compensation	675	2,168

Cash used in financing activities of continuing operations	(279,710)	(437,810)
Cash used in financing activities of discontinued operations	—	(86,776)

Net cash used in financing activities	(279,710)	(524,586)

Net increase (decrease) in cash and cash equivalents	1,324	(134,144)
Adjustment for discontinued operations, net of dividends	—	2,494
Cash and cash equivalents at the beginning of the year	13,083	143,449

Cash and cash equivalents at the end of the period	$14,407	$11,799

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

(continued)

	Six Months Ended
	June 30,
	2011	2010
Supplemental disclosures of cash flow information:
Continuing operations - Cash paid (received) during the period for:
Interest, net of amounts capitalized	$64,800	$80,540
Income taxes	$(80,027)	$96,950

Continuing operations - Non-cash investing activity:
Plant additions included in accounts payable	$20,441	$11,731

Discontinued operations - Cash paid during the period for interest	$—	$1,525

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

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement, at closing, NSTAR will become a wholly-owned subsidiary of NU. On March 4, 2011, shareholders of each company approved the merger and adopted the merger agreement. Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent of the post-transaction company and former NSTAR shareholders will own approximately 44 percent of the post-transaction company.

The post-transaction company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. The Company anticipates that the regulatory approvals can be obtained to permit the merger to close in the fourth quarter of 2011.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission, and on February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). A filing was made with the Nuclear Regulatory Commission (NRC) on December 9, 2010 seeking NRC consent to the transfer of NSTAR’s indirect control of ownership interest in three decommissioned nuclear plants to NU. NRC consent is currently pending.

Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending transaction provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-transaction net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. On July 15, 2011, the Massachusetts Department of Energy Resources filed a motion for an indefinite stay in the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU released a briefing schedule in which final briefs are due on September 19, 2011. NSTAR and NU expect a ruling from the DPU in the fourth quarter of 2011.

Connecticut

On June 1, 2011, the Connecticut Department of Public Utility Control (DPUC) issued a decision stating that it lacks jurisdiction to consider the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the DPUC with instructions to reopen the docket and review the merger transaction. NSTAR cannot determine the outcome or timing of this action.

New Hampshire

On April 5, 2011, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that it does not have statutory authority to approve or reject the merger.

Maine

On May 11, 2011, the Maine Public Utilities Commission issued an order approving the merger contingent upon approval by the FERC. The FERC approval was received on July 6, 2011.

3.	Basis of Consolidation and Accounting

The accompanying consolidated financial information presented as of June 30, 2011 and for the three and six-month periods ended June 30, 2011 and 2010, has been prepared from NSTAR’s books and records without audit by an independent registered public accounting firm. However, NSTAR’s independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB. The review report is filed as Exhibit 99.1 to this Form 10-Q. Financial information as of December 31, 2010 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP. In the opinion of NSTAR’s management, all adjustments (which are of a normal recurring nature) necessary for a fair statement of the financial information for the periods indicated, have been included. All significant intercompany transactions have been eliminated in consolidation.

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

The results of operations for the three and six-month periods ended June 30, 2011 and 2010 are not indicative of the results that may be expected for an entire year. The demand for electricity and natural gas is affected by weather conditions, economic conditions, and consumer conservation behavior. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months. Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

4.	Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR’s net periodic Pension Plan and PBOP Plan benefit costs for the second quarter are based on the latest available participant census data. An annual actuarial valuation was completed during the second quarter, and recognized costs were adjusted based on the actual final study results.

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

Pension

NSTAR provides a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees. During the six-months ended June 30, 2011, NSTAR contributed $50 million to the Plan. In addition, $6 million was contributed in July 2011. NSTAR currently anticipates making additional contributions of approximately $19 million to the Plan during the remainder of 2011. The actual level of funding may differ from this estimate.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
Service cost	$6.4	$6.0	$13.5	$12.3
Interest cost	16.0	16.0	31.9	32.2
Expected return on Plan assets	(18.4)	(15.7)	(35.7)	(31.4)
Amortization of prior service credit	(0.2)	(0.2)	(0.4)	(0.4)
Recognized actuarial loss	13.0	13.0	25.0	25.7

Net periodic pension benefit cost	$16.8	$19.1	$34.3	$38.4

Postretirement Benefits Other than Pensions

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. Under certain circumstances, eligible retirees are required to contribute to the cost of postretirement benefits. During the six-months ended June 30, 2011, NSTAR contributed $14.9 million to this plan. In addition, $2.5 million was contributed in July 2011. NSTAR currently anticipates contributing approximately $12.6 million for the remainder of 2011 toward these benefits. Postretirement benefit cost related to employees of the discontinued operations of MATEP for the three and six-months ended June 30, 2010 is not included in the following table.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
Service cost	$1.4	$1.3	$3.1	$2.9
Interest cost	8.2	9.7	17.5	18.9
Expected return on Plan assets	(6.4)	(5.4)	(12.3)	(10.5)
Amortization of prior service credit	(0.3)	(0.3)	(0.7)	(0.7)
Amortization of transition obligation	0.2	0.2	0.4	0.4
Recognized actuarial loss	2.8	4.7	6.9	8.6

Net periodic postretirement benefit cost	$5.9	$10.2	$14.9	$19.6

5.	Noncontrolling Interest – Cumulative Non-Mandatory Redeemable Preferred Stock of Subsidiary

NSTAR Electric has two outstanding series of non-mandatory redeemable preferred stock. Both series are part of a class of NSTAR Electric’s Cumulative Preferred Stock. Upon any liquidation of NSTAR Electric, holders of the Cumulative Preferred Stock are entitled to receive the liquidation preference for their shares before any distribution to the holders of the NSTAR Common Shares. The liquidation preference for each outstanding series of Cumulative Preferred Stock is equal to the par value ($100.00 per share) plus accrued and unpaid dividends.

The dividends on NSTAR Electric’s Cumulative Preferred Stock to the noncontrolling interest are reflected separately after net income and before net income attributable to common shareholders on the accompanying Consolidated Statements of Income. During the year ended December 31, 2010 and during the six-months ended June 30, 2011, there were no changes in the noncontrolling interest of NSTAR Electric.

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

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)

Series	Current Shares Outstanding	Redemption Price/Share	June 30, 2011	December 31, 2010
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000

Total non-mandatory redeemable series			$43,000	$43,000

6.	Interest Income and Other, net

Major components of interest income and other, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Interest on regulatory deferrals	$7,959	$5,474	$15,971	$12,167
Income tax items	(2,449)	6,522	(2,161)	6,894
Other interest income (expense)	2,608	(834)	1,573	(2,020)
Short-term debt	(82)	(218)	(312)	(434)
AFUDC	75	233	170	453

Total interest income and other, net	$8,111	$11,177	$15,241	$17,060

7.	Variable Interest Entities

NSTAR Electric has certain long-term purchase power agreements with energy facilities where it purchases substantially all of the output from a specified facility for a specified period. NSTAR has evaluated these agreements under the variable interest accounting guidance and has determined that these agreements represent variable interests. NSTAR Electric is not considered the primary beneficiary of these entities and does not consolidate the entities because it does not control the activities most relevant to the operating results of these entities and does not hold any equity interests in the entities. NSTAR Electric’s exposure to risks and financial support commitments with respect to these entities is limited to the purchase of the power generated at the prices defined under the contractual agreements. NSTAR Electric’s involvement with these variable interest entities has no material impact on NSTAR’s financial position, financial performance, or cash flows.

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

The sale resulted in a non-recurring, after-tax gain of $109.4 million and $109.1 million, including transaction costs, or $1.03 and $1.02 per share, for the three-month and six-month periods ended June 30, 2010, respectively. A portion of the sale proceeds was utilized to retire the $85.5 million of MATEP’s long-term Notes, together with a retirement premium of $18 million.

The operating results of MATEP through May 31, 2010 were separately classified and reported as discontinued operations on the accompanying Consolidated Statements of Income. A summary of discontinued operations was as follows:

(in thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Operating revenues	$17,347	$52,232
Operating expenses	13,878	38,813
Interest charges	1,109	2,754
Other income	2	274
Income taxes	827	3,829

Income from discontinued operations	1,535	7,110
Gain on sale of discontinued operations, net of tax	109,398	109,109

Net income from discontinued operations	$110,933	$116,219

Note C. Derivative Instruments

Energy Contracts

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR Electric has one long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $1 million and $2.4 million liability as of June 30, 2011 and December 31, 2010, respectively. NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract, and recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract. Changes in the value of the contract have no impact on earnings. NSTAR Gas has only one significant natural gas supply contract. This contract is an all-requirements portfolio asset management contract that expires in October 2011. This contract contains market based pricing terms and therefore no financial statement adjustments are required. The following costs were incurred and recorded to “Cost of gas sold” on the accompanying Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Natural gas supply costs incurred on NSTAR Gas’ all-requirements contract	$27	$26	$95	$109

Refer to the accompanying Part 1, Item 3, “Quantitative and Qualitative Disclosure About Market Risk,” in this Quarterly Report for a further discussion.

Natural Gas Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based on NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure natural gas supply, and qualify as derivative financial instruments. The fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date. All actual costs incurred or benefits realized when these contracts are settled are included in the CGAC of NSTAR Gas. NSTAR Gas records a regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income. These derivative contracts extend through April 2012. As of June 30, 2011, these natural gas hedging agreements, representing eight individual contracts, hedged 6,160 BBtu. The settlement of these contracts may have a short-term cash flow impact. Over the long-term, any such effects are mitigated by a regulatory recovery mechanism for those costs. During the three and six-month periods ended June 30, 2011 and 2010, $1 million and $2 million, and $8 million and $5 million, respectively, of these financial contracts were settled and were recognized as additional charges to “Cost of gas sold” on the accompanying Consolidated Statements of Income.

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

NSTAR Gas is also subject to this credit risk-related contingent feature. Based on market conditions at the time of a downgrade, NSTAR Gas could be required to post collateral in an amount that could be equal to or less than the fair value of the liability at the time of the downgrade. As of June 30, 2011, NSTAR Gas has an “A+” Standard & Poors Credit Issuer credit rating. Collateral obligations are required in the event of a downgrade below an “A” rating by Standard & Poors and/or if the fair value of the contract exceeds established credit thresholds. Based on NSTAR Gas’ liability position with its natural gas hedge contract counterparties as of June 30, 2011, should NSTAR Gas’ credit rating be downgraded the collateral obligations described below would result.

Credit Ratings Downgraded to:	Level Below “A” Rating	Incremental Obligations	Cumulative Obligations
(in thousands)
A-/A3	1	$—	$—
BBB+/Baa1	2	—	—
BBB/Baa2	3	—	—
BBB-/Baa3, or below investment grade	4	850	850

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

Derivative Instruments and Hedging Activities

The following disclosures summarize the fair value of NSTAR Gas’ hedging agreements and NSTAR Electric’s renewable energy contracts deemed to be derivatives, the balance sheet positions of these agreements and the related settlements of hedging agreements:

(in thousands)	June 30, 2011	December 31, 2010
Gas Hedging Agreements asset (liability) positions
Consolidated Balance Sheet Account:
Deferred debits – Other deferred debits	$—	$179
Current liabilities – Power contract obligations	(850)	(6,646)

Total net liability for derivative instruments	$(850)	$(6,467)

(in thousands)	June 30, 2011	December 31, 2010
Renewable Energy Contract – Non-hedging instrument
Consolidated Balance Sheet Account:
Deferred credits and other liabilities – Power contract obligations	$(1,033)	$(2,400)

Total liability for non-hedging derivative instrument	$(1,033)	$(2,400)

(in thousands)	Amount of Gain or (Loss) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Settlement of Gas Hedging Agreements
Consolidated Statement of Income Account:
Increase to Cost of gas sold	$(1,001)	$(1,841)	$(8,197)	$(4,892)
Increase to operating revenues reflecting recovery of settlements from customers	1,001	1,841	8,197	4,892

Net earnings impact	$—	$—	$—	$—

Note D. Income Taxes

Effective Tax Rate

The following table reconciles the statutory federal income tax rate to the annual estimated effective income tax rate for 2011 and the actual effective income tax rate for the year ended December 31, 2010:

	2011	2010
Statutory tax rate	35%	35%
State income tax, net of federal income tax benefit	4	4
Impact of IRS settlement	—	3
Other	—	(1)

Effective tax rate	39%	41%

Receipt of Federal Tax Refund for 2001-2007 Tax Years

On April 21, 2011, NSTAR received a $143.3 million refund from the IRS comprised of an overpayment of tax and accrued interest thereon, relating to the 2001-2007 tax years. The approved settlement and receipt of the refund resolves all outstanding tax matters for these years.

Open Tax Years

The 2008 and 2009 Federal income tax returns have been examined under the IRS Compliance Assurance Process (CAP) with no adjustments. The 2010 Federal income tax return is being reviewed under CAP. This program accelerates the examination of the return in an attempt to resolve issues before the tax return is filed. The outcome and the timing of any potential audit adjustments are uncertain.

Uncertain Tax Positions

NSTAR did not have a reserve for uncertain tax positions at June 30, 2011 and December 31, 2010.

Interest on Tax Positions

The total amounts of accrued interest receivable (payable) related to tax matters included in “Other current assets” or “Accrued interest” on the accompanying Consolidated Balance Sheets were as follows:

(in millions)	June 30, 2011	December 31, 2010
Accrued tax interest (payable) receivable	$(0.5)	$27.6

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

The following table summarizes basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net income attributable to common shareholders	$61,133	$171,024	$117,544	$230,742
Basic EPS:
Continuing operations	$0.59	$0.57	$1.13	$1.08
Income from discontinued operations	—	0.01	—	0.07

	0.59	0.58	1.13	1.15
Gain on sale of discontinued operations	—	1.03	—	1.02

Total earnings	$0.59	$1.61	$1.13	$2.17

Diluted EPS:
Continuing operations	$0.59	$0.57	$1.13	$1.07
Income from discontinued operations	—	0.01	—	0.07

	0.59	0.58	1.13	1.14
Gain on sale of discontinued operations	—	1.03	—	1.02

Total earnings	$0.59	$1.61	$1.13	$2.16

Weighted average common shares outstanding for basic EPS	103,587	105,994	103,587	106,399
Effect of dilutive shares:
Weighted average dilutive potential common shares	417	175	405	200

Weighted average common shares outstanding for diluted EPS	104,004	106,169	103,992	106,599

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

Amounts related to discontinued operations have been excluded from the data presented. Amounts shown on the following table for the three and six month periods ended June 30, 2011 and 2010 include the allocation of NSTAR’s (Holding Company) results of operations and assets to the two business segments, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively. The allocation of Holding Company charges is based on an indirect allocation of the Holding Company’s investment relating to the two business segments.

Financial data for the segments of continuing operations were as follows:

	Utility Operations		Consolidated
(in thousands)	Electric	Gas	Total
Three months ended June 30,
2011
Operating revenues	$575,492	$75,919	$651,411
Segment net income	$61,524	$99	$61,623
2010
Operating revenues	$582,645	$73,979	$656,624
Segment net income (loss)	$61,823	$(1,242)	$60,581

Six months ended June 30,
2011
Operating revenues	$1,177,992	$266,117	$1,444,109
Segment net income	$101,503	$17,021	$118,524
2010
Operating revenues	$1,167,544	$256,548	$1,424,092
Segment net income	$101,405	$14,098	$115,503

Total assets
June 30, 2011	$6,876,826	$795,593	$7,672,419
December 31, 2010	$7,040,326	$893,599	$7,933,925

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

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:

	June 30, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities(a)	$1	$—	$—	$1
Deferred Compensation Assets (b)	31	—	—	31
Investments (b)	11	—	—	11

Total	$43	$—	$—	$43

Liabilities:
Gas Hedges (c)	$—	$1	$—	$1
Renewable Energy Contract (d)	—	—	1	1

Total	$—	$1	$1	$2

	December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities(a)	$1	$—	$—	$1
Deferred Compensation Assets (b)	30	—	—	30
Investments (b)	11	—	—	11

Total	$42	$—	$—	$42

Liabilities:
Gas Hedges (c)	$—	$6	$—	$6
Renewable Energy Contract (d)	—	—	2	2

Total	$—	$6	$2	$8

(a)	-	Included in “Cash and cash equivalents” on the accompanying Consolidated Balance Sheets
(b)	-	Included in “Other investments” on the accompanying Consolidated Balance Sheets
(c)	-	Included in “Deferred debits: Other deferred debits” and “Current liabilities: Power contract obligations” on the accompanying Balance Sheets
(d)	-	Included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying Consolidated Balance Sheets

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of June 30, 2011 and December 31, 2010, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues. Carrying amounts and fair values as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness of continuing operations (including current maturities)	$2,307,674	$2,506,050	$2,348,925	$2,545,200

Note H. Indebtedness

On August 1, 2011, NSTAR Electric redeemed $15 million of Massachusetts Industrial Finance Agency Bonds, 5.75%, due February 2014, at par.

Note I. Commitments and Contingencies

1.	Service Quality Indicators

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

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of June 30, 2011 and December 31, 2010, NSTAR had liabilities of $1.1 million and $0.9 million, respectively, for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of June 30, 2011 and December 31, 2010, NSTAR had liabilities of $13.9 million and $15.9 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was identified as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2010, NSTAR Electric incurred and billed cumulative incremental revenue requirements of approximately $67 million. During 2011, approximately $7 million has been incurred through June 30. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). A decision by the SJC is expected in late 2011 or early 2012. As of June 30, 2011, the potential pre-tax impact to earnings of eliminating the bad debt adder would be approximately $22 million. NSTAR cannot predict the timing of this appeals process. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

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

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of potential court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition, and cash flows.

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

Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement, at closing, NSTAR will become a wholly-owned subsidiary of NU. On March 4, 2011, shareholders of each company approved the merger and adopted the merger agreement. Under the terms of the agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent of the post-transaction company and former NSTAR shareholders will own approximately 44 percent of the post-transaction company.

The post-transaction company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. The Company anticipates that the regulatory approvals can be obtained to permit the merger to close in the fourth quarter of 2011.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission, and on February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). A filing was made with the Nuclear Regulatory Commission (NRC) on December 9, 2010 seeking NRC consent to the transfer of NSTAR’s indirect control of ownership interest in three decommissioned nuclear plants to NU. NRC consent is currently pending.

Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending transaction provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-transaction net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. On July 15, 2011, the Massachusetts Department of Energy Resources filed a motion for an indefinite stay of the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU released a briefing schedule in which final briefs are due September 19, 2011. NSTAR and NU expect a ruling from the DPU in the fourth quarter of 2011.

Connecticut

On June 1, 2011, the Connecticut Department of Public Utility Control (DPUC) issued a decision stating that it lacks jurisdiction to consider the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the DPUC with instructions to reopen the docket and review the merger transaction. NSTAR cannot determine the outcome or timing of this action.

New Hampshire

On April 5, 2011, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that it does not have statutory authority to approve or reject the merger.

Maine

On May 11, 2011, the Maine Public Utilities Commission issued an order approving the merger contingent upon approval by the FERC. The FERC approval was received on July 6, 2011.

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

Electric operations. For the six-months ended June 30, 2011, NSTAR derived 82% of its operating revenues from the transmission and distribution of electric energy through NSTAR Electric.

Gas operations. For the six-months ended June 30, 2011, NSTAR derived 18% of its operating revenues from the distribution of natural gas through NSTAR Gas.

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

Net income attributable to common shareholders for the three and six-month periods ended June 30, 2011 was $61.1 million and $117.5 million, or $0.59 and $1.13 per diluted share, respectively, as compared to $171 million and $230.7 million, or $1.61 and $2.16 per diluted share, respectively, for the same periods in 2010, as further explained below. The three and six-month periods ended June 30, 2010 include the gain on the sale of MATEP of $109.4 million and $109.1 million respectively, or $1.03 and $1.02 per diluted share, respectively. The current quarter and six-month periods include a net charge of $1.1 million and $5.9 million, or $0.01 and $0.06 per diluted share, respectively, for costs associated with the pending merger with Northeast Utilities. Excluding this item, earnings were $62.2 million and $123.4 million, or $0.60 and $1.19 per diluted share, respectively.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of NSTAR’s 2010 Form 10-K. There have been no substantive changes to those policies and estimates.

Rate and Regulatory Proceedings

Rate Structures

a.	Rate Settlement Agreement

NSTAR Electric is operating under a DPU-approved Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates including a productivity offset, that are generally offset by an equal and corresponding adjustment to transition rates. The rates as of January 1 were as follows:

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

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric is allowed to recover incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2010, NSTAR Electric incurred and billed cumulative incremental revenue requirements of approximately $67 million. During 2011, approximately $7 million has been incurred through June 30. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). A decision by the SJC is expected in late 2011 or early 2012. As of June 30, 2011, the potential pre-tax impact to earnings of eliminating the bad debt adder would be approximately $22 million. NSTAR cannot predict the timing of this appeals process. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

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

NSTAR Electric and NSTAR Gas incurred Energy Efficiency program expenses of $32.9 million and $4.9 million, respectively, during the second quarter of 2011. These program expenses for the six-month period ended June 30, 2011 for NSTAR Electric and NSTAR Gas were $73 million and $8.4 million, respectively, inclusive of program administrator incentives. NSTAR Electric and NSTAR Gas anticipate that their separate 2011 Energy Efficiency Plans will amount to approximately $184.3 million and $20.1 million in spending, inclusive of program administrator incentives, respectively.

b.	Northern Pass Transmission Project

On October 4, 2010, Northern Pass Transmission LLC (NPT) and H.Q. Hydro Renewable Energy, Inc. (Hydro Renewable Energy), an indirect, wholly-owned subsidiary of Hydro-Québec, entered into a Transmission Service Agreement (the TSA) in connection with the Northern Pass Transmission project (Northern Pass). NPT is a joint venture indirectly owned by NU and NSTAR, on a 75 percent and 25 percent basis, respectively. Northern Pass will be comprised of a new high voltage direct current (HVDC) transmission line from the Canadian border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin, New Hampshire and Deerfield, New Hampshire. Northern Pass will interconnect at the U.S.-Canadian border with a planned HVDC transmission line to be constructed in Québec by Hydro-Québec TransÉnergie, the transmission division of Hydro-Québec.

Pursuant to the TSA, NPT will sell firm electric transmission rights to Hydro Renewable Energy over the 1,200 megawatt Northern Pass line for a forty-year term. The TSA was approved by the FERC on February 14, 2011 without modification. NPT will charge cost-based rates to Hydro Renewable Energy under the TSA for firm transmission service using a FERC approved formula rate. The projected cost-of-service calculation includes a return on equity (ROE) of 12.56 percent through the construction phase of the project, after which the ROE will be tied to the ISO-New England regional rates base ROE (which is currently 11.14 percent) plus 142 basis points. The TSA rates will be based on a deemed capital structure for NPT of 50 percent debt and 50 percent equity. During the development phase and the construction phase under the TSA, NPT will be recording non-cash Allowance for Funds Used During Construction (AFUDC) earnings.

In October 2010, NPT filed the Northern Pass project design with ISO-New England Inc. for technical approval and filed a Presidential Permit application with the U.S. Department of Energy (DOE), which seeks permission to construct and maintain facilities that cross the Québec and New Hampshire border and connect to the HQ TransÉnergie facilities in Québec. During March 2011, the DOE held public meetings in New Hampshire seeking public comment on Northern Pass. In response to concerns raised at those meetings, on April 12, 2011, NPT revised its Presidential Permit application with the DOE. NPT currently is in the process of evaluating alternative routes, and expects to file a new alternative route proposal with DOE later in 2011. DOE has indicated that the scoping comment period will be extended at least 45 days past the date the alternative route proposal is filed.

The extended route evaluation process is expected to result in the beginning of construction in 2014, and a completion date in the fourth quarter of 2016. The revised timing is not anticipated to have a material impact on the project budget. The estimated project costs are approximately $1.1 billion. NSTAR’s 25% share of the Northern Pass costs will total approximately $280 million.

On March 30, 2011, the New Hampshire House of Representatives approved House Bill 648, which would preclude non-reliability projects, such as Northern Pass, from using eminent domain to acquire property for construction of transmission lines. On June 2, 2011, the New Hampshire Senate voted to send House Bill 648 back to the Senate Judiciary Committee for further study. The New Hampshire Senate reconvenes in January 2012.

Results of Continuing Operations

The following section of MD&A compares the results of continuing operations for each of the three and six-month periods ended June 30, 2011 and 2010 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Earnings Outlook

NSTAR is maintaining its 2011 earnings guidance range of between $2.60 and $2.75 per share on a stand-alone basis. This range excludes merger-related costs.

Common Share Dividends

On June 23, 2011, NSTAR’s Board of Trustees declared a quarterly cash dividend of $0.425 per share to shareholders of record on July 8, 2011, payable August 1, 2011. NSTAR’s current quarterly cash dividend rate is $1.70 per share on an annualized basis.

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

Executive Summary of Quarterly Results

Earnings per common share were as follows:

	Three Months Ended June 30,
	2011	2010	% Change
Basic and Diluted – Continuing operations	$0.60	$0.57	5.3
Basic and Diluted – Income from discontinued operations	—	0.01	—

	0.60	0.58	3.4
Basic and Diluted – Gain on sale of discontinued operations	—	1.03	—
Basic and Diluted – Merger-related costs, net	(0.01)	—	—

Basic and Diluted – Total earnings	$0.59	$1.61	(63.4)

Net income attributable to common shareholders was $61.1 million, or $0.59 per diluted share, for the quarter ended June 30, 2011 compared to $171 million, or $1.61 per diluted share, for the same period in 2010. The second quarter of 2010 includes a one-time gain on the sale of MATEP of $109.4 million, or $1.03 per diluted share. The current quarter includes a net charge of $1.1 million, or $0.01 per share, for costs associated with the pending merger with Northeast Utilities. Excluding these costs in 2011 and MATEP activity in 2010, earnings were $62.2 million and $61.6 million, or $0.60 and $0.58 per diluted share, in the second quarters of 2011 and 2010, respectively. Major factors on an after-tax basis that contributed to the $0.6 million, or 1%, increase in earnings include:

•	Higher transmission revenues ($1.4 million)

•	Lower net interest charges ($0.5 million)

•	The absence in 2011 of the cumulative impact of a true-up adjustment resulting from a DPU order in May 2010 related to NSTAR Electric’s transition revenues for the years 2006-2009 ($3 million)

•	Higher Energy Efficiency revenues ($0.6 million)

•	Higher earnings contribution from NSTAR Communications ($1.1 million)

These increases in earnings factors were partially offset by:

•	Lower electric distribution revenues due to a 1.8% decrease in sales due to cooler weather and customer conservation ($2.5 million)

•	Higher depreciation and property taxes ($2.2 million)

•	Absence of MATEP earnings due to June 2010 sale ($1.5 million)

•	Higher operations and maintenance expenses ($1.4 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from continuing operating activities provided approximately $319.1 million, an increase of $226.4 million as compared to the same period in 2010. The increase primarily reflects receipt of a tax refund and the associated interest totaling $143.3 million. Other favorable impacts include the timing of energy supply payments and customer collections related to these energy costs and lower estimated tax payments due to bonus depreciation benefits.

•	NSTAR invested approximately $106.2 million in capital projects to improve system reliability and capacity

•	NSTAR paid approximately $44 million in common share dividends, retired $19.8 million in long-term and securitized debt and reduced short-term borrowings by $148 million

Electric and Gas sales

The following is a summary of retail electric and firm gas and transportation sales for the periods indicated:

Retail Electric Sales - MWh	Three Months Ended June 30,
	2011	2010	% Change
Residential	1,504,260	1,508,700	(0.3)
Commercial, Industrial, and Other	3,524,043	3,610,897	(2.4)

Total retail sales	5,028,303	5,119,597	(1.8)

Firm Gas and Transportation Sales - BBtu	Three Months Ended June 30,
	2011	2010	% Change
Residential	2,678	2,265	18.2
Commercial and Industrial	4,115	3,676	11.9
Municipal	479	359	33.4

Total firm gas and transportation sales	7,272	6,300	15.4

NSTAR’s electric energy sales in the three months ended June 30, 2011 decreased 1.8% compared to 2010 primarily due to unfavorable weather conditions resulting from a cooler spring during 2011 as compared to 2010. Cooling degree-days in NSTAR’s service area for the three months ended June 30, 2011 were down 25.5% from the same period in 2010.

The 15.4% increase in firm gas and transportation sales is primarily due to the cooler spring weather during 2011 as compared to the prior year, with some impact from customer conversions from oil to gas.

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

Degree-days measure changes in daily mean temperature levels. A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees. As shown in the table below, weather conditions during the three-month period ended June 30, 2011 measured by heating and cooling degree-days, respectively, were 33.7% higher/colder relating to heating degree-days and 25.5% lower/cooler related to cooling degree-days for 2011 as compared to 2010, favorably impacting gas revenues, but unfavorably impacting revenues from electric sales. Conversely, weather conditions were warmer than the 30-year average by 7.1% and 9.7% for heating and cooling degree-days, respectively, during the second quarter of 2011. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days (Worcester, MA)
Three months ended June 30, 2011	893
Three months ended June 30, 2010	668
Normal 30-Year Average	961

Cooling Degree-Days (Boston, MA)
Three months ended June 30, 2011	193
Three months ended June 30, 2010	259
Normal 30-Year Average	176

Operating revenues

Operating revenues for the second quarter of 2011 decreased $5.2 million, or 0.8%, from the same period in 2010 as follows:

(in millions)	Three Months Ended June 30,		Increase/(Decrease)
	2011	2010	Amount	Percent
Electric revenues
Retail distribution and transmission	$283.0	$285.3	$(2.3)	(0.8)%
Energy, transition and other	292.5	297.3	(4.8)	(1.6)%

Total electric revenues	575.5	582.6	(7.1)	(1.2)%
Gas revenues
Firm and transportation	26.5	24.1	2.4	10.0%
Energy supply and other	49.4	49.9	(0.5)	(1.0)%

Total gas revenues	75.9	74.0	1.9	2.6%

Total operating revenues	$651.4	$656.6	$(5.2)	(0.8)%

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

The decrease of $2.3 million, or 0.8%, in retail distribution and transmission revenues is primarily due to lower sales due to customer conservation and cooler weather, partially offset by higher PAM-related recoveries.

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $4.8 million, or 1.6%, decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area. Firm and transportation revenues increased $2.4 million, or 10%, primarily due to an increase in gas sales volumes of 15.4%, with some impact from customer conversions from oil to gas.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenues decrease of $0.5 million, or 1%, primarily reflects a decrease in the cost of gas supply. These revenues are fully reconciled with the costs recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

Operating expenses

Purchased power and transmission expense was $244 million in the second quarter of 2011 compared to $268.1 million in the same period of 2010, a decrease of $24.1 million, or 9%. The decrease in expense reflects lower Basic Service and other energy costs of $27 million. These decreases were partially offset by higher transmission costs of $2.9 million due to an increase in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $37.3 million in the second quarter of 2011 compared to $40.1 million in the same period of 2010, a decrease of $2.8 million, or 7%. The decrease in expense primarily reflects a decrease in natural gas supply costs and lower settlements of gas hedge contracts. The decrease was partially offset by 15.4% higher sales. NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $106.5 million in the second quarter of 2011 compared to $101.5 million in the same period of 2010, an increase of $5 million, or 4.9%. One significant component contributing to this increase in expense is higher pension and PBOP related PAM amortization costs ($3.6 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were storm-related expenses ($1.2 million), and higher labor and labor-related costs ($1.3 million). Partially offsetting these factors was lower bad debt expense ($1.1 million).

Depreciation and amortization expense was $74.3 million in the second quarter of 2011 compared to $73 million in the same period of 2010, an increase of $1.3 million, or 1.8%. The increase primarily reflects higher depreciable distribution and transmission plant-in-service, offset by the lower amortization costs related to the pay-down of securitized debt.

Energy efficiency and renewable energy programs expense was $37.8 million in the second quarter of 2011 compared to $24.6 million in the same period of 2010, an increase of $13.2 million, or 53.7%. These costs are in accordance with the new three-year plan program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR anticipates a further increase in Energy Efficiency spending during 2011 and in future years driven by requirements of the GCA. Those spending increases are funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

Property and other taxes expense was $28.9 million in the second quarter of 2011 compared to $26.7 million in the same period of 2010, an increase of $2.2 million, or 8.2%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $31.8 million in the second quarter of 2011 compared to $33.9 million in the same period of 2010, a decrease of $2.1 million, or 6.2%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR Electric’s $125 million, 7.80% Debentures in May 2010.

Interest income and other, net were $8.1 million of net interest income in the second quarter of 2011 compared to $11.2 million of net interest income in the same period of 2010, a decrease of $3.1 million, or 27.7%, due to decreased interest income on tax issues of $9 million, partially offset by higher interest income of $2.5 million from regulatory deferrals and $3.2 million in interest income from legal matters.

Other income (deductions):

Other income was $1.3 million in the second quarter of 2011 compared to $0.4 million in the same period of 2010, an increase of $0.9 million. The increase relates primarily to higher cash surrender values of insurance policies and higher equity investment earnings.

Other deductions were $1.7 million in the second quarter of 2011 compared to $0.7 million in the same period of 2010, an increase in deductions of $1 million primarily related to merger-related costs of $1.3 million.

Income tax expense:

Income tax expense was $36.7 million in the second quarter of 2011 compared to $39 million in the same period of 2010, a decrease of $2.3 million, or 5.9%, primarily reflecting an adjustment arising from the IRS settlement payment received in April 2011.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Executive Summary of Quarterly Results

Earnings per common share were as follows:

	Six Months Ended June 30,
	2011	2010	% Change
Basic – Continuing operations	$1.19	$1.08	10.2
Basic – Income from discontinued operations	—	0.07	—

	1.19	1.15	3.5
Basic – Gain on sale of discontinued operations	—	1.02	—
Basic – Merger-related costs, net	0.06	—	—

Basic – Total earnings	$1.13	$2.17	(47.9)

Diluted – Continuing operations	$1.19	$1.07	11.2
Diluted – Income from discontinued operations	—	0.07	—

	1.19	1.14	4.4
Diluted – Gain on sale of discontinued operations	—	1.02	—
Diluted – Merger-related costs, net	0.06	—	—

Diluted – Total earnings	$1.13	$2.16	(47.7)

Net income attributable to common shareholders was $117.5 million, or $1.13 per diluted share, for the six months ended June 30, 2011 compared to $230.7 million, or $2.16 per diluted share, for the same period in 2010. The six-month period of 2010 includes a one-time gain on the sale of MATEP of $109.1 million, or $1.02 per diluted share. The current six-month period in 2011 includes a net charge of $5.9 million, or $0.06 per share, for costs associated with the pending merger with Northeast Utilities. Excluding these costs in 2011 and MATEP activity in 2010, earnings were $123.4 million and $121.6 million, or $1.19 and $1.14 per diluted share, in the first half of 2011 and 2010, respectively. Major factors on an after-tax basis that contributed to the $1.8 million, or 1.5%, increase in earnings include:

•	Higher electric and gas distribution revenues due to a 0.7% and 11.8%, respectively, increase in sales ($6.2 million)

•	Lower net interest charges ($3.4 million)

•	The absence in 2011 of the cumulative impact of a true-up adjustment resulting from a DPU order in May 2010 related to NSTAR Electric’s transition revenues for the years 2006-2009 ($3 million)

•	Higher Energy Efficiency revenues ($0.7 million)

•	Higher earnings contribution from NSTAR Communications ($2.2 million)

These increases in earnings factors were partially offset by:

•	Higher depreciation and property taxes ($5.9 million)

•	Higher operations and maintenance expenses ($6.3 million)

•	Absence of MATEP earnings due to the June 2010 sale ($7.1 million)

Significant cash flow events during the six months ended June 30, 2011 include the following:

•

Cash flows from continuing operating activities provided approximately $453.3 million, an increase of $222.6 million as compared to the same period in 2010. The increase primarily reflects receipt of a tax refund and the associated interest totaling $143.3 million. Other favorable impacts include the timing of energy supply payments and customer collections related to these energy costs and lower estimated tax payments due to bonus depreciation benefits

•	NSTAR invested approximately $186.8 million in capital projects to improve system reliability and capacity

•	NSTAR paid approximately $88 million in common share dividends, retired $41.6 million in long-term and securitized debt and reduced short-term borrowings by $128.5 million.

Electric and Gas sales

The following is a summary of retail electric and firm gas and transportation sales for the periods indicated:

Retail Electric Sales - MWh	Six Months Ended June 30,
	2011	2010	% Change
Residential	3,246,072	3,183,921	2.0
Commercial, Industrial, and Other	7,136,404	7,128,167	0.1

Total retail sales	10,382,476	10,312,088	0.7

Firm Gas and Transportation Sales - BBtu	Six Months Ended June 30,
	2011	2010	% Change
Residential	13,446	11,975	12.3
Commercial and Industrial	13,366	12,080	10.6
Municipal	2,044	1,755	16.5

Total firm gas and transportation sales	28,856	25,810	11.8

NSTAR’s electric energy sales in the six months ended June 30, 2011 increased 0.7% compared to 2010 primarily due to favorable weather conditions in the first quarter of 2011 resulting from a colder winter as compared to 2010, but offset by a cooler second quarter of 2011. Heating degree-days in NSTAR’s service area for the six months ended June 30, 2011 were up 15.6% from the same period in 2010.

The 11.8% increase in firm gas and transportation sales is primarily due to the colder winter and cooler spring weather during 2011 as compared to the prior year, with some impact from customer conversions from oil to gas.

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

As shown in the table below, weather conditions during the six-month period ended June 30, 2011 measured by heating degree-days and cooling degree-days, respectively, were 15.6% higher/colder relating to heating degree-days and 25.5% lower/cooler related to cooling degree-days for 2011 as compared to 2010, favorably impacting gas revenues, but unfavorably impacting revenues from electric sales. During the first-half of 2011, weather conditions compared to the normal 30-year average were 1.6% higher/colder and 9.7% higher/warmer for heating and cooling degree-days, respectively. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days (Worcester, MA)
Six months ended June 30, 2011	4,293
Six months ended June 30, 2010	3,714
Normal 30-Year Average	4,224

Cooling Degree-Days (Boston, MA)
Six months ended June 30, 2011	193
Six months ended June 30, 2010	259
Normal 30-Year Average	176

Operating revenues

Operating revenues for the first half of 2011 increased $20 million, or 1.4%, from the same period in 2010 as follows:

(in millions)	Six Months Ended June 30,		Increase/(Decrease)
	2011	2010	Amount	Percent
Electric revenues
Retail distribution and transmission	$552.9	$540.7	$12.2	2.3%
Energy, transition and other	625.1	626.9	(1.8)	(0.3)%

Total electric revenues	1,178.0	1,167.6	10.4	0.9%
Gas revenues
Firm and transportation	93.5	84.4	9.1	10.8%
Energy supply and other	172.6	172.1	0.5	0.3%

Total gas revenues	266.1	256.5	9.6	3.7%

Total operating revenues	$1,444.1	$1,424.1	$20.0	1.4%

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

The increase of $12.2 million, or 2.3%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($4.8 million)

•	Increased distribution revenues due to increased sales of 0.7% due to the impact of weather conditions partially offset by a negative annual inflation rate adjustment ($3.3 million)

•	Increased PAM-related recovery revenues due to increased amortization of previously deferred costs ($4.7 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $1.8 million, or 0.3%, decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area. Firm and transportation revenues increased $9.1 million, or 10.8%, primarily due to an increase in gas sales volumes of 11.8%, with some impact from customer conversions from oil to gas.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenues increase of $0.5 million, or 0.3%, is primarily due to the 11.8% increase in gas sales volume, partially offset by a decrease in the cost of gas supply. These revenues are fully reconciled with the costs recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

Operating expenses

Purchased power and transmission expense was $523.4 million in the first half of 2011 compared to $551.3 million in the same period of 2010, a decrease of $27.9 million, or 5.1%. The decrease in expense reflects lower Basic Service and other energy costs of $37.5 million. These decreases were partially offset by higher transmission costs of $9.6 million due to an increase in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $146.3 million in the first half of 2011 compared to $150.7 million in the same period of 2010, a decrease of $4.4 million, or 2.9%. The decrease in expense primarily reflects a decrease in natural gas supply costs. The decrease was partially offset by 11.8% higher sales and higher settlements of gas hedge contracts. NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $227.8 million in the first half of 2011 compared to $211.5 million in the same period of 2010, an increase of $16.3 million, or 7.7%. One significant component contributing to this increase in expense is higher pension and PBOP related PAM amortization costs ($7.2 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were storm-related expenses ($2.2 million), higher maintenance costs ($2.6 million) and higher labor and labor-related costs ($4.6 million).

Depreciation and amortization expense was $155.4 million in the first half of 2011 compared to $166.1 million in the same period of 2010, a decrease of $10.7 million, or 6.4%. The decrease primarily reflects the lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency and renewable energy programs expense was $81.4 million in the first half of 2011 compared to $44.9 million in the same period of 2010, an increase of $36.5 million, or 81.3%. These costs are in accordance with the new three-year plan program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR anticipates a further increase in Energy Efficiency spending during 2011 and in future years driven by requirements of the GCA. Those spending increases are funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

Property and other taxes expense was $63.5 million in the first half of 2011 compared to $57.9 million in the same period of 2010, an increase of $5.6 million, or 9.7%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $64 million in the first half of 2011 compared to $71.2 million in the same period of 2010, a decrease of $7.2 million, or 10.1%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirements of NSTAR’s $500 million, 8% Notes in mid-February 2010 and NSTAR Electric’s $125 million, 7.80% Debentures in May 2010. These reductions in interest expense were partially offset by higher interest expense for NSTAR Electric’s $300 million, 5.50% Debentures issued in March 2010.

Interest income and other, net were $15.2 million of net interest income in the first half of 2011 compared to $17.1 million of net interest income in the same period of 2010, a decrease of $1.9 million, or 11.1%, due to decreased interest income on tax issues of $9.1 million, partially offset by higher interest income of $3.8 million from regulatory deferrals and $3.2 million in interest income from legal matters.

Other income (deductions):

Other income was $2.5 million in the first half of 2011 compared to $1.3 million in the same period of 2010, an increase of $1.2 million. The increase relates primarily to higher cash surrender values of insurance policies and higher equity investment earnings.

Other deductions were $8.5 million in the first half of 2011 compared to $1.2 million in the same period of 2010, an increase in deductions of $7.3 million primarily related to merger-related costs of $7.3 million.

Income tax expense:

Income tax expense was $73.2 million in the first half of 2011 compared to $72.3 million in the same period of 2010, an increase of $0.9 million, or 1.2%, reflecting slightly higher pre-tax operating income in 2011, partially offset by an adjustment arising from the IRS settlement payment received in April 2011.

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

Working Capital

NSTAR believes that it has adequate access to short-term credit markets to facilitate its working capital needs at favorable terms. As of June 30, 2011, NSTAR, NSTAR Electric, and NSTAR Gas had $175 million, $450 million, and $100 million, respectively, in available unused revolving credit facilities in order to meet working capital needs.

Current Cash Flow Activity

NSTAR’s primary uses of cash in the first half of 2011 included capital expenditures, dividend payments, payments on short-term debt and securitized debt redemptions. NSTAR’s primary sources of cash in the first half of 2011 included cash from electric and gas operations and receipt of a tax refund with associated interest.

Operating Activities

The net cash provided by operating activities of continuing operations was $453.3 million in 2011, as compared to $230.7 million in 2010, an increase of $222.6 million primarily due to receipt of a tax refund and associated interest of $143.3 million, the timing of energy supply payments and related recovery of these costs from customers, and lower estimated tax payments due to bonus depreciation benefits.

Investing Activities

The net cash used in investing activities of continuing operations in 2011 was $172.3 million, as compared to $154.8 million in the same period of 2010, an increase of $17.5 million. Plant expenditures in 2011 were $31.3 million higher than those in 2010. This increase was partially offset by the refund of restricted cash related to a modification of the ISO-NE’s financial assurance policy whereby NSTAR Electric was released from a requirement to deposit $17 million in an escrow account.

Financing Activities

Net cash used in financing activities of continuing operations in 2011 was $279.7 million compared to $437.8 million in the same period of 2010. Uses of cash primarily reflect long-term and securitized debt redemptions of $41.6 million in 2011 compared to $673.4 million in 2010 and payments on short-term borrowings of $128.5 million as compared to increased borrowings of $49.5 million in the first half of 2010. During the first half of 2010, sources of cash included proceeds from the issuance of long-term debt of $300 million and $125 million to NSTAR Electric and NSTAR Gas, respectively. In June 2010, $125 million was used to acquire treasury stock pursuant to an accelerated share repurchase program.

Income Tax Refunds and Payments

On April 21, 2011, NSTAR received a $143.3 million refund from the IRS comprised of an overpayment of tax and accrued interest thereon, relating to the 2001-2007 tax years. The approved settlement and receipt of the refund resolves all outstanding tax matters for these years.

During the six months ended June 30, 2011 and 2010, NSTAR received net cash refunds and made income tax payments of $80 million and $96.9 million, respectively. The change from 2010 to 2011 is due to the settlement of the tax years 2001-2007 and the effects of bonus depreciation.

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The debt portion of the ratio includes unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. NSTAR Gas must also maintain a total debt to capitalization ratio no greater than 65% at all times pursuant to its revolving credit agreement. NSTAR Gas was in compliance with its financial covenant requirements including a minimum equity requirement, under its long-term debt arrangements at June 30, 2011 and December 31, 2010. Under the minimum equity requirement, the outstanding long-term debt of NSTAR Gas must not exceed equity. NSTAR’s long-term debt other than its secured debt issued by NSTAR Gas is unsecured.

NSTAR currently has a $175 million revolving credit agreement that expires December 31, 2012. At June 30, 2011 and December 31, 2010, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at June 30, 2011 and December 31, 2010, had $96 million and $160 million amounts outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The debt portion of the ratio includes unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. Commitment fees must be paid on the total agreement amount. At June 30, 2011 and December 31, 2010, NSTAR was in full compliance with the aforementioned covenant as the ratios were 55.4% and 56.9%, respectively.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At June 30, 2011 and December 31, 2010, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $163 million and $227.5 million outstanding balances at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 45.9% and 46.6%, respectively.

In connection with the pending merger with Northeast Utilities, NSTAR and NSTAR Electric received waivers and amendments to their respective revolving credit agreements.

NSTAR Gas has a $100 million revolving credit facility. This facility is due to expire on December 9, 2011. As of June 30 2011 and December 31, 2010, NSTAR Gas had no amounts outstanding. At June 30, 2011 and December 31, 2010, NSTAR Gas was in full compliance with its covenant in connection with its credit facility, as the total debt to capitalization ratios were 44.9% and 53.3%, respectively.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR’s or its subsidiaries’ financial condition and credit ratings.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. As of June 30, 2011, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.3 billion of their total common equity (approximately $2.4 billion) to NSTAR and remain in compliance with debt covenants. Based on NSTAR’s key cash resources available as previously discussed, management believes liquidity and capital resources are sufficient to meet current and projected cash requirements.

Commitments and Contingencies

NSTAR is exposed to certain matters as discussed further in this Quarterly Report’s MD&A section under the caption “Critical Accounting Policies and Estimates.”

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

Interest Rate Risk

NSTAR believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs. These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable. At June 30, 2011 and December 31, 2010, respectively, all of NSTAR’s long-term debt had fixed interest rates. The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding. The weighted average interest rates, including fees for short-term indebtedness, were 0.33% and 0.38% for the six months ended June 30, 2011 and 2010, respectively. On a long-term basis, NSTAR mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

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

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of potential court-ordered damages, settlement amounts, and related litigation costs (“legal liabilities”) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, financial condition, or cash flows.

Item 1A.	Risk Factors

Shareholders or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2(c).	Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the Long Term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased on the open market by the Company or an independent agent. During the three-month period ended June 30, 2011, the shares listed below were acquired in the open market for such purposes.

	Total Number of Common Shares Purchased	Average Price Paid Per Share
April	101,373	$45.27
May	101,957	$46.45
June	26,277	$44.49

Total Second Quarter	229,607	$45.71

Item 6.	Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:

Exhibit	15	-	Letter Re Unaudited Interim Financial Information

	15.1		PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a - 14(a)/15d-14(a) Certifications

	31.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1		Report of Independent Registered Public Accounting Firm*

*	Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act. Therefore, the accountant is not subject to the liability provisions of Section 11 of the 1933 Act.

Exhibit	101.INS	-	XBRL Instance Document

Exhibit	101.SCH	-	XBRL Taxonomy Extension Schema Document

Exhibit	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit	101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

Exhibit	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR
(Registrant)

Date: August 5, 2011	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer