Form 10-Q
period 2011-09-30
NSTAR/MA
filed 2011-11-07
CIK 1035675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s class of common stock was 103,586,727 Common Shares, par value $1 per share, as of October 31, 2011.

NSTAR

Form 10-Q

Quarterly Period Ended September 30, 2011

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

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
NPT	Northern Pass Transmission LLC
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
HEEC	Harbor Electric Energy Company
Unregulated operations	Represents non rate-regulated operations of NSTAR Com and Hopkinton
Discontinued operations	Represents discontinued operations of MATEP

Regulatory and Other Authorities
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
DPUC	Connecticut Department of Public Utility Control
EFSB	Massachusetts Energy Facilities Siting Board
FERC	Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) – New England Inc.
MPUC	Maine Public Utilities Commission
NHPUC	New Hampshire Public Utilities Commission
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
PURA	Connecticut Public Utilities Regulatory Authority
PCAOB	Public Company Accounting Oversight Board (United States)
SEC	U.S. Securities and Exchange Commission
S&P	Standard & Poor’s

Other
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
BBtu	Billions of British thermal units
Bcf	Billion cubic feet
CAP	IRS Compliance Assurance Process
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List
CY	Connecticut Yankee Atomic Power Company
EERF	Energy Efficiency Reconciling Factor
EPS	Earnings Per Common Share
GAAP	Accounting principles generally accepted in the United States of America
GCA	Massachusetts Green Communities Act
HQ	Hydro-Quebec

Glossary of Terms (continued)

kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenues
LDAC	Local Distribution Adjustment Clause
LNG	Liquefied Natural Gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MMbtu	Millions of British thermal units
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
NETOs	New England Transmission Owners
NU	Northeast Utilities
OATT	New England ISO Open Access Transmission Tariff
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefit Obligation other than Pensions
RCN	RCN Corporation
ROE	Return on Equity
SEMA	Southeastern Massachusetts Transmission Project
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
TSA	Transmission Service Agreement
YA	Yankee Atomic Electric Company

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

•

failures in operational systems or infrastructure, or those of third parties, that disrupt business activities, result in the disclosure of confidential information or otherwise adversely affect financial reporting and/or the Company’s reputation

•

catastrophic events that could result from terrorism, cyber attacks, or attempts to disrupt the Company’s businesses, or the businesses of third parties, that may impact operations in unpredictable ways and adversely affect financial results and liquidity

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

NSTAR

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Operating revenues	$809,058	$798,477	$2,253,167	$2,222,569

Operating expenses:
Purchased power and transmission	318,547	341,869	841,902	893,206
Cost of gas sold	27,668	20,022	173,985	170,691
Operations and maintenance	113,105	106,599	340,935	318,136
Depreciation and amortization	72,124	71,709	227,494	237,793
Energy efficiency programs	61,026	45,384	142,388	90,247
Property and other taxes	30,863	29,336	94,338	87,224

Total operating expenses	623,333	614,919	1,821,042	1,797,297

Operating income	185,725	183,558	432,125	425,272

Interest charges (income):
Long-term debt	29,793	29,841	89,454	94,379
Transition property securitization	1,891	2,781	6,228	9,395
Interest income and other, net	(6,211)	(6,122)	(21,452)	(23,182)

Total interest charges	25,473	26,500	74,230	80,592

Other income (deductions):
Interest – RCN tax settlement	—	(4,518)	—	(4,518)
Other income	884	1,408	3,420	2,755
Other deductions	(2,224)	(388)	(10,713)	(1,594)

Total other income (deductions)	(1,340)	(3,498)	(7,293)	(3,357)

Income from continuing operations before income taxes	158,912	153,560	350,602	341,323

Tax settlement – RCN	—	16,083	—	16,083
Income taxes	60,861	60,835	134,027	133,095

Total income taxes	60,861	76,918	134,027	149,178

Net income from continuing operations	98,051	76,642	216,575	192,145

(Loss) gain on sale of discontinued operations, net of tax	—	(509)	—	108,600
(Loss) income from discontinued operations, net of tax	—	(105)	—	7,005

Net income	98,051	76,028	216,575	307,750
Preferred stock dividends – noncontrolling interest	490	490	1,470	1,470

Net income attributable to common shareholders	$97,561	$75,538	$215,105	$306,280

Weighted average common shares outstanding:
Basic	103,587	103,587	103,587	105,451
Diluted	103,975	103,805	103,988	105,659
Earnings per common share – Basic (Note E)
Continuing operations	$0.94	$0.74	$2.08	$1.81
Discontinued operations	—	(0.01)	—	1.09

Total earnings	$0.94	$0.73	$2.08	$2.90

Earnings per common share – Diluted (Note E)
Continuing operations	$0.94	$0.74	$2.07	$1.81
Discontinued operations	—	(0.01)	—	1.09

Total earnings	$0.94	$0.73	$2.07	$2.90

Dividends declared per common share	$0.425	$0.40	$1.275	$1.20

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income attributable to common shareholders	$97,561	$75,538	$215,105	$306,280

Other comprehensive income from continuing operations, net:
Pension and postretirement benefits	441	357	1,323	1,072
Deferred income tax expense	(178)	(147)	(534)	(441)

Total other comprehensive income from continuing operations, net	263	210	789	631

Comprehensive income from continuing operations	97,824	75,748	215,894	306,911

Other comprehensive income from discontinued operations, net:
Postretirement benefits	—	—	—	43
Deferred income tax expense	—	—	—	(18)

Total other comprehensive income from discontinued operations, net	—	—	—	25

Comprehensive income	$97,824	$75,748	$215,894	$306,936

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Common Shareholders’ Equity

(Unaudited)

(in thousands, except share information)

	Common Shares Issued and Outstanding (200,000,000 shares authorized)	Par Value Issued ($1/Share)	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2010	103,586,727	$103,587	$790,574	$1,054,987	$(14,585)	$1,934,563
Equity compensation plans	—	—	(6,411)	—	—	(6,411)
Net income attributable to common shareholders	—	—	—	56,411	—	56,411
Dividends declared to common shareholders	—	—	—	(44,023)	—	(44,023)
Other comprehensive income:
Pension & postretirement benefits, net of tax	—	—	—	—	213	213

Balance, March 31, 2011	103,586,727	103,587	784,163	1,067,375	(14,372)	1,940,753

Equity compensation plans	—	—	2,458	—	—	2,458
Net income attributable to common shareholders	—	—	—	61,133	—	61,133
Dividends declared to common shareholders	—	—	—	(44,024)	—	(44,024)
Other comprehensive income:
Pension & postretirement benefits net of tax	—	—	—	—	313	313

Balance, June 30, 2011	103,586,727	103,587	786,621	1,084,484	(14,059)	1,960,633

Equity compensation plans	—	—	2,112	—	—	2,112
Net income attributable to common shareholders	—	—	—	97,561	—	97,561
Dividends declared to common shareholders	—	—	—	(44,025)	—	(44,025)
Other comprehensive income:
Pension & postretirement benefits net of tax	—	—	—	—	263	263

Balance, September 30, 2011	103,586,727	$103,587	$788,733	$1,138,020	$(13,796)	$2,016,544

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$11,714	$13,083
Restricted cash	—	17,007
Refundable income taxes	—	129,120
Accounts receivable, net of allowance of $33,146 and $35,765, respectively	298,969	272,673
Accrued unbilled revenues	51,702	55,366
Regulatory assets	292,059	389,549
Inventory, at average cost	55,704	51,362
Other	15,087	45,713

Total current assets	725,235	973,873

Utility plant:
Electric and gas, at original cost	6,472,508	6,274,123
Less: accumulated depreciation	1,721,865	1,625,564

Net electric and gas plant-in-service	4,750,643	4,648,559
Construction work in progress	169,378	106,710

Net utility plant	4,920,021	4,755,269

Other property and investments:
Unregulated property, at original cost, net	15,243	16,168
Electric equity investments	5,773	5,619
Other investments	75,352	77,157

Total other property and investments	96,368	98,944

Deferred debits:
Regulatory assets	1,926,203	2,054,426
Other deferred debits	40,298	51,413

Total deferred debits and other assets	1,966,501	2,105,839

Total assets	$7,708,125	$7,933,925

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
	2011	2010
Liabilities and Capitalization

Current liabilities:
Long-term debt	$1,100	$687
Transition property securitization	68,872	46,955
Notes payable	217,500	387,500
Income taxes	135,819	105,403
Accounts payable	226,553	294,805
Power contract obligations	39,294	79,200
Accrued interest	34,455	24,025
Dividends payable	44,351	44,351
Accrued expenses	17,171	20,754
Other	63,586	73,761

Total current liabilities	848,701	1,077,441

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,346,488	1,305,488
Unamortized investment tax credits	13,975	15,173
Power contract obligations	118,523	143,046
Pension and other postretirement liability	677,188	672,517
Regulatory liability – cost of removal	289,383	279,478
Other	153,573	161,936

Total deferred credits and other liabilities	2,599,130	2,577,638

Capitalization:
Long-term debt:
Long-term debt	2,157,257	2,173,423
Transition property securitization	43,493	127,860

Total long-term debt	2,200,750	2,301,283

Noncontrolling interest – preferred stock of subsidiary	43,000	43,000

Common equity:
Common shares, par value $1 per share, 200,000,000 shares authorized, 103,586,727 issued and outstanding	103,587	103,587
Premium on common shares	788,733	790,574
Retained earnings	1,138,020	1,054,987
Accumulated other comprehensive loss	(13,796)	(14,585)

Total common equity	2,016,544	1,934,563

Total capitalization	4,260,294	4,278,846

Commitments and contingencies

Total liabilities and capitalization	$7,708,125	$7,933,925

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net income	$216,575	$307,750
Less: Income from discontinued operations	—	7,005
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	—	(175,702)
Depreciation and amortization	227,494	237,793
Debt amortization	4,266	4,231
Deferred income taxes	9,924	23,357
Noncash stock-based compensation	6,808	6,557
Net changes in:
Accounts receivable and accrued unbilled revenues	(22,632)	(19,316)
Refundable income taxes	129,120	—
Inventory, at average cost	(4,342)	477
Other current assets	30,626	(21,715)
Accounts payable	(71,358)	2,780
Other current liabilities	51,630	131,028
Regulatory assets	144,753	89,530
Long-term power contract obligations	(63,340)	(96,946)
Net change from other miscellaneous operating activities	596	(38,580)

Cash provided by operating activities of continuing operations	660,120	444,239
Cash used in operating activities of discontinued operations	—	(61,093)

Net cash provided by operating activities	660,120	383,146

Investing activities:
Plant expenditures (including AFUDC)	(286,613)	(240,519)
Decrease (increase) in restricted cash	17,007	(8,784)
Proceeds from sale of properties	188	—
Net change in other investment activities	4,384	(8,418)

Cash used in investing activities of continuing operations	(265,034)	(257,721)
Cash provided by investing activities of discontinued operations	—	337,707

Net cash (used in) provided by investing activities	(265,034)	79,986

Financing activities:
Long-term debt issuances, net	—	420,194
Debt issuance costs	—	(3,702)
Transition property securitization redemptions	(62,450)	(72,289)
Long-term debt redemptions	(16,237)	(626,238)
Net change in notes payable	(170,000)	43,500
Acquisition of common shares under accelerated repurchase program	—	(125,902)
Common share dividends paid	(132,072)	(126,881)
Preferred stock dividends of subsidiary to the noncontrolling interest	(1,470)	(1,470)
Change in disbursement accounts	(8,089)	(13,399)
Cash received for exercise of equity compensation	1,991	15,501
Cash used to settle equity compensation	(9,890)	(21,322)
Windfall tax effect of settlement of equity compensation	1,762	2,150

Cash used in financing activities of continuing operations	(396,455)	(509,858)
Cash used in financing activities of discontinued operations	—	(86,776)

Net cash used in financing activities	(396,455)	(596,634)

Net decrease in cash and cash equivalents	(1,369)	(133,502)
Adjustment for discontinued operations, net of dividends	—	2,599
Cash and cash equivalents at the beginning of the year	13,083	143,449

Cash and cash equivalents at the end of the period	$11,714	$12,546

NSTAR

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

(continued)

	Nine Months Ended
	September 30,
	2011	2010
Supplemental disclosures of cash flow information:
Continuing operations – Cash paid (received) during the period for:
Interest, net of amounts capitalized	$85,690	$117,522
Income taxes	$(66,794)	$158,739

Continuing operations – Non-cash investing activity:
Plant additions included in accounts payable	$31,540	$13,494

Discontinued operations – Cash paid during the period for interest	$—	$1,525

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

The post-transaction company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. NSTAR believes that the merger can be completed in 2011, but it is possible that the closing of the merger may be delayed to early 2012. Acting pursuant to the terms of the Merger Agreement, on October 14, 2011, NU and NSTAR formally extended the date by which either party has the right to terminate the Merger Agreement should all required closing conditions not be satisfied, including receipt of all required regulatory approvals, from October 16, 2011 to April 16, 2012.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission, and on February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). A filing was made with the Nuclear Regulatory Commission (NRC) on December 9, 2010 seeking NRC consent to the transfer of NSTAR’s indirect control of ownership interest in three decommissioned nuclear plants to NU. The NRC held a public meeting on September 20, 2011 at which time the NRC indicated it would complete its review by the end of November 2011. NRC consent is currently pending.

Massachusetts

On November 24, 2010, NSTAR and NU (the Joint Petitioners) filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending transaction provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-transaction net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. Upon conclusion of the public evidentiary hearings on July 28, 2011, the DPU issued a briefing schedule that arranged for a series of intervenor and Joint Petitioner briefs and reply briefs culminating in the delivery of the final Joint Petitioner reply briefs on September 19, 2011. Subsequently, the Joint Petitioners have agreed to different intervenor motions to extend the briefing schedule, and the DPU consented to these motions. The final Joint Petitioner reply briefs were filed on October 31, 2011.

On July 15, 2011, the Massachusetts Department of Energy Resources (DOER) filed a motion for an indefinite stay in the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU has scheduled Oral Arguments for November 17, 2011 regarding the DOER’s Motion to Stay the proceeding, at which time the Joint Petitioners and intervenors will be allowed the opportunity for oral argument of their positions regarding the Motion to Stay.

The Joint Petitioners have provided extensive information in the DPU proceeding including testimony, exhibits and submission of detailed written responses to nearly 1,000 information requests from the DPU and intervenors.

Connecticut

On June 1, 2011, the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Connecticut Department of Public Utility Control (DPUC), issued a decision stating that it lacks jurisdiction to consider the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the DPUC with instructions to reopen the docket and review the merger transaction. NSTAR cannot determine the outcome or timing of this action.

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

The accompanying consolidated financial information presented as of September 30, 2011 and for the three and nine-month periods ended September 30, 2011 and 2010, has been prepared from NSTAR’s books and records without audit by an independent registered public accounting firm. However, NSTAR’s independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the PCAOB. The review report is filed as Exhibit 99.1 to this Form 10-Q. Financial information as of December 31, 2010 was derived from the audited consolidated financial statements of NSTAR, but does not include all disclosures required by GAAP. In the opinion of NSTAR’s management, all adjustments (which are of a normal recurring nature) necessary for a fair statement of the financial information for the periods indicated, have been included. All significant intercompany transactions have been eliminated in consolidation. Certain immaterial reclassifications have been made to prior year amounts to conform to the current year’s presentation. These include the classification of a portion of regulatory assets as of December 31, 2010 from current to non-current on the accompanying Consolidated Balance Sheets.

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

The results of operations for the three and nine-month periods ended September 30, 2011 and 2010 are not indicative of the results that may be expected for an entire year. The demand for electricity and natural gas is affected by weather conditions, economic conditions, and consumer conservation behavior. Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months. Natural gas energy sales and revenues are typically higher in the winter months than during other periods of the year.

4.	Pension and Postretirement Benefits Other than Pensions (PBOP) Plans

NSTAR’s net periodic Pension Plan and PBOP Plan benefit costs for the third quarter are based on the 2011 annual actuarial valuation.

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

Pension

NSTAR provides a defined benefit retirement plan, the NSTAR Pension Plan (the Plan), that covers substantially all employees. During the nine months ended September 30, 2011, NSTAR contributed $68 million to the Plan. In addition, $6 million was contributed in October 2011. NSTAR currently anticipates making additional contributions of approximately $1 million to the Plan during the remainder of 2011. The actual level of funding may differ from this estimate.

Components of net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
Service cost	$6.8	$6.1	$20.3	$18.4
Interest cost	15.9	16.2	47.8	48.4
Expected return on Plan assets	(17.8)	(15.7)	(53.5)	(47.1)
Amortization of prior service credit	(0.1)	(0.1)	(0.5)	(0.5)
Recognized actuarial loss	12.4	12.8	37.4	38.5

Net periodic pension benefit cost	$17.2	$19.3	$51.5	$57.7

NSTAR also provides health care and other benefits to retired employees who meet certain age and years of service eligibility requirements. Under certain circumstances, eligible retirees are required to contribute to the cost of postretirement benefits. During the nine months ended September 30, 2011, NSTAR contributed $22.5 million to this plan. In addition, $2.7 million was contributed in October 2011. NSTAR currently anticipates contributing approximately $4.8 million for the remainder of 2011 toward these benefits. Postretirement benefit cost related to employees of the discontinued operations of MATEP for the nine months ended September 30, 2010 is not included in the following table.

Components of net periodic postretirement benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
Service cost	$1.6	$1.5	$4.7	$4.4
Interest cost	8.8	9.4	26.3	28.3
Expected return on Plan assets	(6.1)	(5.2)	(18.4)	(15.7)
Amortization of prior service credit	(0.4)	(0.4)	(1.1)	(1.1)
Amortization of transition obligation	0.2	0.2	0.6	0.6
Recognized actuarial loss	3.4	4.2	10.3	12.8

Net periodic postretirement benefit cost	$7.5	$9.7	$22.4	$29.3

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

The dividends on NSTAR Electric’s Cumulative Preferred Stock to the noncontrolling interest are reflected separately after net income and before net income attributable to common shareholders on the accompanying Consolidated Statements of Income. During the year ended December 31, 2010 and during the nine months ended September 30, 2011, there were no changes in the noncontrolling interest of NSTAR Electric.

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

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)

Series	Current Shares Outstanding	Redemption Price/Share	September 30, 2011	December 31, 2010
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000

Total non-mandatory redeemable series			$43,000	$43,000

6.	Interest Income and Other, Net

Major components of interest income and other, net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Interest on regulatory deferrals	$6,882	$6,953	$22,853	$19,120
Income tax items	(82)	372	(2,243)	7,266
Other interest income (expense)	(624)	(1,226)	949	(3,246)
Short-term debt	(65)	(214)	(377)	(648)
AFUDC	100	237	270	690

Total interest income and other, net	$6,211	$6,122	$21,452	$23,182

7.	Variable Interest Entities

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

The operating results of MATEP through May 31, 2010 were separately classified and reported as discontinued operations on the accompanying Consolidated Statements of Income. A summary of discontinued operations was as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2010
Operating revenues	$—	$52,232
Operating expenses	164	38,977
Interest charges	—	2,754
Other income	2	276
Income taxes	(57)	3,772

(Loss) income from discontinued operations	(105)	7,005
(Loss) gain on sale of discontinued operations, net of tax	(509)	108,600

Net (loss) income from discontinued operations	$(614)	$115,605

Note C. Derivative Instruments

Energy Contracts

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR Electric has one long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $1.6 million and $2.4 million liability as of September 30, 2011 and December 31, 2010, respectively. NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract, and recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract. Changes in the value of the contract have no impact on earnings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Natural gas supply costs incurred on NSTAR Gas’ all- requirements contract	$11	$7	$106	$116

Refer to the accompanying Part 1, Item 3, “Quantitative and Qualitative Disclosure About Market Risk,” in this Quarterly Report for a further discussion.

Natural Gas Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based on NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure natural gas supply, and qualify as derivative financial instruments. The fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counterparties of NSTAR Gas, as if such contracts were settled as of the balance sheet date. All actual costs incurred or benefits realized when these contracts are settled are included in the CGAC of NSTAR Gas. NSTAR Gas records a regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income. These derivative contracts extend through April 2012. As of September 30, 2011, these natural gas hedging agreements, representing eleven individual contracts, hedged 9,140 BBtu. The settlement of these contracts may have a short-term cash flow impact. Over the long-term, any such effects are mitigated by a regulatory recovery mechanism for those costs. There were no financial contracts settled during the three-month periods ended September 30, 2011 and 2010. During the nine-month periods ended September 30, 2011 and 2010, $8 million and $5 million, respectively, of these financial contracts were settled and were recognized as additional charges to “Cost of gas sold” on the accompanying Consolidated Statements of Income.

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

NSTAR Gas is also subject to this credit risk-related contingent feature. Based on market conditions at the time of a downgrade, NSTAR Gas could be required to post collateral in an amount that could be equal to or less than the fair value of the liability at the time of the downgrade. As of September 30, 2011, NSTAR Gas has an “A+” Standard & Poors Credit Issuer credit rating. Collateral obligations are required in the event of a downgrade below an “A” rating by Standard & Poors and/or if the fair value of the contract exceeds established credit thresholds. Based on NSTAR Gas’ liability position with its natural gas hedge contract counterparties as of September 30, 2011, should NSTAR Gas’ credit rating be downgraded the collateral obligations described below would result.

	Level Below	Incremental	Cumulative
Credit Ratings Downgraded to:	“A” Rating	Obligations	Obligations
(in thousands)
A-/A3	1	$—	$—
BBB+/Baa1	2	—	—
BBB/Baa2	3	324	324
BBB-/Baa3, or below investment grade	4	5,994	6,318

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

Derivative Instruments and Hedging Activities

The following disclosures summarize the fair value of NSTAR Gas’ hedging agreements and NSTAR Electric’s renewable energy contract deemed to be derivatives, the balance sheet positions of these agreements and the related settlements of hedging agreements:

(in thousands)	September 30, 2011	December 31, 2010

Gas Hedging Agreements asset (liability) positions
Consolidated Balance Sheet Account:
Deferred debits – Other deferred debits	$—	$179
Current liabilities – Power contract obligations	(6,318)	(6,646)

Total net liability for derivative instruments	$(6,318)	$(6,467)

(in thousands)	September 30, 2011	December 31, 2010
Renewable Energy Contract – Non-hedging instrument
Consolidated Balance Sheet Account:
Deferred credits and other liabilities – Power contract obligations	$(1,640)	$(2,400)

Total liability for non-hedging derivative instrument	$(1,640)	$(2,400)

(in thousands)	Amount of Gain or (Loss) Recognized
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Settlement of Gas Hedging Agreements
Consolidated Statement of Income Account:
Increase to Cost of gas sold	$—	$—	$(8,197)	$(4,892)
Increase to operating revenues reflecting recovery of settlements from customers	—	—	8,197	4,892

Net earnings impact	$—	$—	$—	$—

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

Settlement with IRS Office of Appeals of RCN Corporation (RCN) Share Abandonment Issue

On September 30, 2010, NSTAR accepted a settlement offer from the IRS Office of Appeals (IRS Appeals) on issues related to its 2001-2007 Federal income tax returns. This development resolved all outstanding tax matters related to this period, including the RCN share abandonment issue.

As previously disclosed, on December 24, 2003, NSTAR formally abandoned 11.6 million shares of RCN common stock. NSTAR deducted the share abandonment on its 2003 Federal income tax return as an ordinary loss. The settlement with IRS Appeals included a resolution on the characterization of the loss related to the RCN share abandonment. During the third quarter of 2010, NSTAR recognized a one-time after-tax charge of $20.6 million, including interest, related to the settlement. The interest portion ($4.5 million) is recorded to the “Interest – RCN tax settlement” caption and the tax portion ($16.1 million) is recorded to the “Tax Settlement – RCN” caption on the accompanying Consolidated Statements of Income.

Receipt of Federal Tax Refund for 2001-2007 Tax Years

On April 21, 2011, NSTAR received a $143.3 million refund from the IRS relating to the 2001-2007 tax years. The approved settlement and receipt of the refund resolves all outstanding tax matters for these years.

Open Tax Years

The 2010 Federal income tax return is being reviewed under the IRS Compliance Assurance Process (CAP). CAP accelerates the examination of the return in order to resolve issues before the tax return is filed. The outcome and the timing of any potential audit adjustments are uncertain. All years prior to 2010 have been examined by the IRS.

Uncertain Tax Positions

NSTAR did not have a reserve for uncertain tax positions at September 30, 2011 and December 31, 2010.

Interest on Tax Positions

The total amounts of accrued interest receivable (payable) related to tax matters included in “Other current assets” or “Accrued interest” on the accompanying Consolidated Balance Sheets were as follows:

	September 30,	December 31,
(in millions)	2011	2010
Accrued tax interest (payable) receivable	$(0.9)	$27.6

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

The following table summarizes basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net income attributable to common shareholders	$97,561	$75,538	$215,105	$306,280
Basic EPS:
Continuing operations (a)	$0.94	$0.74	$2.08	$1.81
Income from discontinued operations	—	—	—	0.06

	0.94	0.74	2.08	1.87
(Loss) gain on sale of discontinued operations	—	(0.01)	—	1.03

Total earnings	$0.94	$0.73	$2.08	$2.90

Diluted EPS:
Continuing operations (a)	$0.94	$0.74	$2.07	$1.81
Income from discontinued operations	—	—	—	0.06

	0.94	0.74	2.07	1.87
(Loss) gain on sale of discontinued operations	—	(0.01)	—	1.03

Total earnings	$0.94	$0.73	$2.07	$2.90

Weighted average common shares outstanding for basic EPS	103,587	103,587	103,587	105,451
Effect of dilutive shares:
Weighted average dilutive potential common shares	388	218	401	208

Weighted average common shares outstanding for diluted EPS	103,975	103,805	103,988	105,659

(a)	Basic and Diluted EPS from continuing operations for the three months and nine months ended September 30, 2010 includes a one-time after-tax charge of $20.6 million, or $0.20 per share. This charge resulted from the acceptance of the settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment. On April 21, 2011, NSTAR received a $143.3 million refund from the IRS relating to the 2001-2007 tax years. Refer to Note D. “Income Taxes” for a further discussion.

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

Amounts related to discontinued operations have been excluded from the data presented. Amounts shown on the following table for the three and nine-month periods ended September 30, 2011 and 2010 include the allocation of NSTAR’s (Holding Company) results of operations and assets to the two business segments, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively. The allocation of Holding Company charges is based on an indirect allocation of the Holding Company’s investment relating to the two business segments.

Financial data for the segments of continuing operations were as follows:

(in thousands)	Utility Operations		Consolidated
	Electric	Gas	Total
Three months ended September 30,
2011
Operating revenues	$755,790	$53,268	$809,058
Segment net income (loss)	$101,248	$(3,197)	$98,051
2010
Operating revenues	$753,483	$44,994	$798,477
Segment net income (loss) (a)	$81,419	$(4,777)	$76,642

Nine months ended September 30,
2011
Operating revenues	$1,933,782	$319,385	$2,253,167
Segment net income	$202,751	$13,824	$216,575
2010
Operating revenues	$1,921,027	$301,542	$2,222,569
Segment net income (a)	$182,824	$9,321	$192,145

Total assets
September 30, 2011	$6,882,393	$825,732	$7,708,125
December 31, 2010	$7,040,326	$893,599	$7,933,925

(a)	Electric segment net income for the three months and nine months ended September 30, 2010 includes a one-time after-tax charge of $20.6 million. This charge resulted from the acceptance of the settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment. On April 21, 2011, NSTAR received a $143.3 million refund from the IRS relating to the 2001-2007 tax years. Refer to Note D. “Income Taxes” for a further discussion.

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

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:

	September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities(a)	$1	$—	$—	$1
Deferred Compensation Assets (b)	28	—	—	28
Investments (b)	11	—	—	11

Total	$40	$—	$—	$40

Liabilities:
Gas Hedges (c)	$—	$6	$—	$6
Renewable Energy Contract (d)	—	—	2	2

Total	$—	$6	$2	$8

	December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities(a)	$1	$—	$—	$1
Deferred Compensation Assets (b)	30	—	—	30
Investments (b)	11	—	—	11

Total	$42	$—	$—	$42

Liabilities:
Gas Hedges (c)	$—	$6	$—	$6
Renewable Energy Contract (d)	—	—	2	2

Total	$—	$6	$2	$8

(a)	–	Included in “Cash and cash equivalents” on the accompanying Consolidated Balance Sheets
(b)	–	Included in “Other investments” on the accompanying Consolidated Balance Sheets
(c)	–	Included in “Current liabilities: Power contract obligations” on the accompanying Consolidated Balance Sheets
(d)	–	Included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying Consolidated Balance Sheets

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of September 30, 2011 and December 31, 2010, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues. Carrying amounts and fair values as of June 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness of continuing operations (including current maturities)	$2,270,722	$2,608,360	$2,348,925	$2,545,200

Note H. Indebtedness

On August 1, 2011, NSTAR Electric redeemed $15 million of Massachusetts Industrial Finance Agency Bonds, 5.75%, due February 2014, at par.

Note I. Commitments and Contingencies

1.	Service Quality Indicators

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

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of September 30, 2011 and December 31, 2010, NSTAR had liabilities of $1.4 million and $0.9 million, respectively, for these environmental sites. This estimated liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of September 30, 2011 and December 31, 2010, NSTAR had liabilities of $12.4 million and $15.9 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was identified as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric recovers incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2010, NSTAR Electric incurred and billed cumulative incremental revenue requirements of approximately $67 million. During 2011, approximately $11 million has been incurred through September 30. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). Briefs were filed during the summer of 2011 and oral arguments are anticipated by the end of 2011. A decision by the SJC is expected in the first half of 2012. As of September 30, 2011, the potential pre-tax impact to earnings of eliminating the fully reconciling nature of the bad debt adder would be approximately $22 million. NSTAR cannot predict the exact timing of this appeals process or the ultimate outcome. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

Other

In the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on the following January 1. These rate adjustments include a SIP adjustment factor and several other fully reconciling cost recovery items. Consistent with previous filings, the 2011 filings include a combination of actual and forecasted data for 2011 that NSTAR Electric will update during 2012 with year-end data to allow a final investigation and reconciliation. There are several case years that remain outstanding at the DPU. These cases are pending decisions at the DPU and NSTAR cannot predict the timing or the ultimate outcome of these filings.

4.	Yankee Companies Spent Fuel Litigation

NSTAR Electric is part owner of three decommissioned New England nuclear power plants, Connecticut Yankee (CY), Yankee Atomic (YA) and Maine Yankee (MY) (the Yankee Companies). The Yankee Companies have been party to ongoing litigation at the Federal level with respect to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel generated in years through 2001 for CY and YA, and through 2002 for MY (DOE Phase I Damages). NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively. The case has been going through the appeal process in the Federal courts, and a final decision on this appeal could be received by March 2012.

In 2009, the Yankee Companies also filed for additional damages related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel generated in years after 2001 for CY and YA and after 2002 for MY (DOE Phase II Damages). Claim amounts applicable to Phase II for NSTAR Electric are $19 million, $12 million, and $1.7 million, respectively.

NSTAR cannot predict the ultimate outcome of these pending decisions. However, should the Yankee Companies ultimately prevail, NSTAR Electric’s share of the proceeds received would be refunded to its customers.

5.	FERC Proceeding Regarding Base ROE of New England Transmission Operators

On September 30, 2011, the Attorney General of Massachusetts, along with various ratepayer advocates representing the six New England states, filed a complaint with the FERC seeking to reduce the 11.14 percent base return on equity (Base ROE) used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff (OATT). A change in the Base ROE would adversely impact the various investor-owned utilities (New England Transmission Owners, or NETOs), including NSTAR Electric, that provide transmission service to ISO-New England, which serves as the regional transmission organization for New England.

On October 20, 2011, NSTAR Electric along with the other NETOs, filed their response with the FERC. In that response, the NETOs defended the appropriateness of the current FERC-approved Base ROE. The NETOs requested that the FERC summarily dismiss the complaint. Should any unfavorable ruling by FERC result in a reduction of the Base ROE, the exposure would be limited to OATT rates assessed following the complaint date of September 30, 2011. NSTAR cannot predict the timing or outcome of this proceeding.

6.	Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of potential court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition, and cash flows.

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

The post-transaction company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. NSTAR believes that the merger can be completed in 2011, but it is possible that the closing of the merger may be delayed to early 2012. Acting pursuant to the terms of the Merger Agreement, on October 14, 2011, NU and NSTAR formally extended the date by which either party has the right to terminate the Merger Agreement should all required closing conditions not be satisfied, including receipt of all required regulatory approvals, from October 16, 2011 to April 16, 2012.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission, and on February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). A filing was made with the Nuclear Regulatory Commission (NRC) on December 9, 2010 seeking NRC consent to the transfer of NSTAR’s indirect control of ownership interest in three decommissioned nuclear plants to NU. The NRC held a public meeting on September 20, 2011 at which time the NRC indicated it would complete its review by the end of November 2011. NRC consent is currently pending.

Massachusetts

On November 24, 2010, NSTAR and NU (the Joint Petitioners) filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending transaction provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-transaction net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. Upon conclusion of the public evidentiary hearings on July 28, 2011, the DPU issued a briefing schedule that arranged for a series of intervenor and Joint Petitioner briefs and reply briefs culminating in the delivery of the final Joint Petitioner reply briefs on September 19, 2011. Subsequently, the Joint Petitioners have agreed to different intervenor motions to extend the briefing schedule, and the DPU consented to these motions. The final Joint Petitioner reply briefs were filed on October 31, 2011.

On July 15, 2011, the Massachusetts Department of Energy Resources (DOER) filed a motion for an indefinite stay in the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU has scheduled Oral Arguments for November 17, 2011 regarding the DOER’s Motion to Stay the proceeding, at which time the Joint Petitioners and intervenors will be allowed the opportunity for oral argument of their positions regarding the Motion to Stay.

The Joint Petitioners have provided extensive information in the DPU proceeding including testimony, exhibits and submission of detailed written responses to nearly 1,000 information requests from the DPU and intervenors.

Connecticut

On June 1, 2011, the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Connecticut Department of Public Utility Control (DPUC), issued a decision stating that it lacks jurisdiction to consider the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the DPUC with instructions to reopen the docket and review the merger transaction. NSTAR cannot determine the outcome or timing of this action.

New Hampshire

On April 5, 2011, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that it does not have statutory authority to approve or reject the merger.

Maine

On May 11, 2011, the Maine Public Utilities Commission issued an order approving the merger contingent upon approval by the FERC. The FERC approval was received on July 6, 2011.

Recent Major Storm Events and Service Restoration

In late August 2011, Tropical Storm Irene (Irene) presented a severe weather event of heavy rains and damaging winds to Massachusetts and the Eastern Seaboard. Irene caused considerable damage in NSTAR Electric’s service territory. Approximately 500,000 customer outages occurred on the NSTAR Electric system in the aftermath of Irene. This represents the most severe damage event on the NSTAR Electric system in nearly 20 years.

NSTAR Electric’s DPU-approved storm accounting mechanism helps to reduce the volatility of the earnings impact of severe storm restoration events. The Company is permitted to spread the incremental costs of severe storm restoration over several periods. NSTAR Electric currently estimates the incremental cost of Irene to be approximately $30 million.

On September 15, 2011, the DPU, on its own initiative, initiated an investigation into the efforts of NSTAR Electric and one other Massachusetts electric company to restore power to their customers in the aftermath of Irene. NSTAR Electric filed a Final Event Report with the DPU on October 3, 2011.

In late October 2011, an unprecedented early snow storm brought heavy, wet snow and strong winds to the region, impacting the electric service of approximately 200,000 customers. NSTAR Electric is still in the process of estimating the total cost of restoration for this event.

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

Electric operations. For the nine months ended September 30, 2011, NSTAR derived 86% of its operating revenues from the transmission and distribution of electric energy through NSTAR Electric.

Gas operations. For the nine months ended September 30, 2011, NSTAR derived 14% of its operating revenues from the distribution of natural gas through NSTAR Gas.

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

Net income attributable to common shareholders for the three and nine-month periods ended September 30, 2011 was $97.6 million and $215.1 million, or $0.94 and $2.07 per diluted share, respectively, as compared to $75.5 million and $306.3 million, or $0.73 and $2.90 per diluted share, respectively, for the same periods in 2010. The three-month period ended September 30, 2010 includes the charge associated with the RCN Tax Settlement of $(20.6) million, or $(0.20) per diluted share. The nine-month period ended September 30, 2010 includes the gain on the sale of MATEP of $108.6 million, or $1.03 per diluted share, and the charge associated with the RCN Tax Settlement of $(20.6) million, or $(0.20) per diluted share. The three and nine-month periods of 2010 also include the (loss) income from discontinued operations of $(0.1) million and $7 million, respectively. The current quarter and nine-month periods include a net benefit (charge) of $0.3 million and $(5.6) million, or less than $0.01 and $(0.05) per diluted share, respectively, for costs associated with the pending merger with Northeast Utilities. Excluding the merger-related costs in 2011, earnings for the three and nine-month periods ended September 30, 2011 were $97.3 million and $220.7 million, or $0.94 and $2.12 per diluted share, respectively.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Item 7 of NSTAR’s 2010 Form 10-K. There have been no substantive changes to those policies and estimates.

Rate and Regulatory Proceedings

Rate Structures

a.	Rate Settlement Agreement

NSTAR Electric is operating under a DPU-approved Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates including a productivity offset, that are generally offset by an equal and corresponding adjustment to transition rates. The adjustment will be 0.96% effective January 1, 2012. The adjustments as of January 1 were as follows:

	January 1,
	2011	2010	2009	2008
Annual inflation-adjusted distribution rate – SIP (decrease) increase	(0.19)%	1.32%	1.74%	2.68%

b.	Regulated Electric Distribution Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge (to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs and certain DPU-approved safety and reliability programs costs), a Pension and PBOP Rate Adjustment Mechanism (PAM) to recover incremental pension and pension benefit costs, a reconciling rate adjustment mechanism to recover costs associated with the residential assistance adjustment clause, a net-metering reconciliation surcharge to collect the lost revenues and credits associated with net-metering facilities installed by customers, and an Energy Efficiency Reconciling Factor (EERF) to recover energy efficiency program costs and lost base revenues in addition to those charges recovered in the energy conservation charge;

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

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric recovers incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2010, NSTAR Electric incurred and billed cumulative incremental revenue requirements of approximately $67 million. During 2011, approximately $11 million has been incurred through September 30. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). Briefs were filed during the summer of 2011 and oral arguments are anticipated by the end of 2011. A decision by the SJC is expected in the first half of 2012. As of September 30, 2011, the potential pre-tax impact to earnings of eliminating the fully reconciling nature of the bad debt adder would be approximately $22 million. NSTAR cannot predict the exact timing of this appeals process or the ultimate outcome. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

Other

In the fourth quarter of each year, NSTAR Electric files proposed distribution rate adjustments for effect on the following January 1. These rate adjustments include a SIP adjustment factor and several other fully reconciling cost recovery items. Consistent with previous filings, the 2011 filings include a combination of actual and forecasted data for 2011 that NSTAR Electric will update during 2012 with year-end data to allow a final investigation and reconciliation. There are several case years that remain outstanding at the DPU. These cases are pending decisions at the DPU and NSTAR cannot predict the timing or the ultimate outcome of these filings.

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

FERC Proceeding Regarding Base ROE of New England Transmission Operators

On September 30, 2011, the Attorney General of Massachusetts, along with various ratepayer advocates representing the six New England states, filed a complaint with the FERC seeking to reduce the 11.14 percent base return on equity (Base ROE) used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff (OATT). A change in the Base ROE would adversely impact the various investor-owned utilities (New England Transmission Owners, or NETOs), including NSTAR Electric, that provide transmission service to ISO-New England, which serves as the regional transmission organization for New England.

On October 20, 2011, NSTAR Electric along with the other NETOs, filed their response with the FERC. In that response, the NETOs vigorously defended the appropriateness of the current FERC-approved Base ROE. The NETOs requested that the FERC summarily dismiss the complaint. Should any unfavorable ruling by FERC result in a reduction of the Base ROE, the exposure would be limited to OATT rates assessed following the complaint date of September 30, 2011. NSTAR cannot predict the timing or outcome of this proceeding.

Other

a.	Energy Efficiency Plans

NSTAR Electric and NSTAR Gas administer demand-side management energy efficiency programs. The Massachusetts Green Communities Act (GCA) directed electric and natural gas distribution companies to develop three-year energy efficiency plans. The first three-year plan covering the period 2010 through 2012 was approved by the DPU and represents a significant expansion of energy efficiency activity in Massachusetts. Like the historical programs, the current three-year plan includes financial incentives based on energy efficiency program performance. In addition, the DPU has stated that it will permit distribution companies that do not yet have rate decoupling mechanisms in place to implement Lost Base Revenue (LBR) rate adjustment mechanisms that will partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

NSTAR Electric and NSTAR Gas incurred recoverable Energy Efficiency program expenses of $59.2 million and $1.8 million, respectively, during the third quarter of 2011. These program expenses for the nine months ended September 30, 2011 for NSTAR Electric and NSTAR Gas were $132.2 million and $10.2 million, respectively, inclusive of program administrator incentives. NSTAR Electric and NSTAR Gas anticipate that their separate 2011 Energy Efficiency Plans will amount to approximately $184.3 million and $20.1 million in recoverable expenses, inclusive of program administrator incentives, respectively.

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

Pursuant to the TSA, NPT will sell firm electric transmission rights to Hydro Renewable Energy over the 1,200 megawatt Northern Pass line for a forty-year term. The TSA was approved by the FERC on February 14, 2011 without modification. NPT will charge cost-based rates to Hydro Renewable Energy under the TSA for firm transmission service using a FERC approved formula rate. The projected cost-of-service calculation includes a return on equity (ROE) of 12.56 percent through the construction phase of the project, after which the ROE will be tied to the ISO-New England regional rate base ROE (which is currently 11.14 percent) plus 142 basis points. The TSA rates will be based on a deemed capital structure for NPT of 50 percent debt and 50 percent equity. During the development phase and the construction phase under the TSA, NPT will be recording non-cash Allowance for Funds Used During Construction (AFUDC) earnings.

In October 2010, NPT filed the Northern Pass project design with ISO-New England Inc. for technical approval and filed a Presidential Permit application with the U.S. Department of Energy (DOE), which seeks permission to construct and maintain facilities that cross the Québec and New Hampshire border and connect to the HQ TransÉnergie facilities in Québec. During March 2011, the DOE held public meetings in New Hampshire seeking public comment on Northern Pass. In response to concerns raised at those meetings, on April 12, 2011, NPT revised its Presidential Permit application with the DOE. Since that hearing, NPT has undertaken a process of evaluating alternative routes, has selected a route, and is actively securing access to the route whether by ownership or by negotiating rights of way. NPT expects to file a new alternative route proposal with DOE later in 2011. DOE has indicated that the scoping comment period will be extended at least 45 days past the date the alternative route proposal is filed.

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

c.	Transmission Capital Improvement Project – Lower SEMA

The Lower Southeastern Massachusetts (SEMA) Project consists of an expansion and upgrade of existing transmission infrastructure, and construction of a new 31 mile, 345kV transmission line that will cross the Cape Cod Canal. On October 19, 2011, the Reliability Committee of the ISO voted to recommend approval for all costs associated with the project to be recovered from customers throughout the New England region under the ISO-NE regional transmission tariff. A pending application to the Massachusetts Energy Facilities Siting Board (EFSB) is in process. NSTAR must receive approval of the EFSB in order to proceed with construction. Hearings were held in the summer of 2011 and briefs have been filed. NSTAR awaits the decision of the EFSB, which is anticipated by year-end or early January 2012. NSTAR Electric anticipates completing the project in late 2012 at an approximate cost of $110 million.

Results of Continuing Operations

The following section of MD&A compares the results of continuing operations for each of the three and nine-month periods ended September 30, 2011 and 2010 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

Earnings Outlook

NSTAR is maintaining its 2011 earnings guidance range of between $2.60 and $2.75 per share on a stand-alone basis. This range excludes merger-related costs.

Common Share Dividends

On September 29, 2011, NSTAR’s Board of Trustees declared a quarterly cash dividend of $0.425 per share to shareholders of record on October 21, 2011, payable November 1, 2011. NSTAR’s current cash dividend rate is $1.70 per share on an annualized basis.

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Executive Summary of Quarterly Results

Earnings per common share were as follows:

	Three Months Ended September 30,
	2011	2010	% Change
Basic and Diluted –
Continuing operations	$0.94	$0.93	1.1
Tax settlement, net	—	(0.20)

Total earnings	$0.94	$0.73	28.8

Net income attributable to common shareholders was $97.6 million, or $0.94 per diluted share, for the quarter ended September 30, 2011 compared to $75.5 million, or $0.73 per diluted share, for the same period in 2010. The third quarter of 2010 includes a one-time charge related to an income tax settlement agreement of $20.6 million. Excluding merger-related items in 2011 and the tax settlement in 2010, earnings were $97.3 million and $96.1 million, or $0.94 and $0.93 per diluted share, in the third quarters of 2011 and 2010, respectively. Major factors on an after-tax basis that contributed to the $1.2 million, or 1.2%, increase in earnings include:

•	Higher transmission revenues ($4.2 million)

•	Higher lost base revenues related to the impacts of Energy Efficiency programs ($3.6 million)

•	Higher earnings contribution from NSTAR Communications ($1.1 million)

These increases in earnings factors were partially offset by:

•	Lower electric distribution revenues (2.1% decrease in sales) due to cooler summer weather and the impact of NSTAR’s Energy Efficiency programs ($5.2 million)

•	Higher depreciation and property taxes ($1.4 million)

•	Higher operations and maintenance expenses ($1.6 million)

Significant cash flow events during the quarter include the following:

•

Cash flows from continuing operating activities provided approximately $206.8 million, a decrease of $6.8 million as compared to the same period in 2010. The decrease primarily reflects the timing of energy supply payments and customer collections related to these energy costs, partly offset by lower income tax payments as a result of accelerated tax depreciation benefits in 2011

•	NSTAR invested approximately $99.8 million in capital projects to improve system reliability and capacity

•	NSTAR paid approximately $44 million in common share dividends, retired $37.1 million in long-term and securitized debt and reduced short-term borrowings by $41.5 million

Electric and Gas sales

The following is a summary of retail electric and firm gas and transportation sales for the periods indicated:

Retail Electric Sales – MWh	Three Months Ended September 30,
	2011	2010	% Change
Residential	1,952,728	2,032,255	(3.9)
Commercial, Industrial, and Other	4,103,767	4,151,997	(1.2)

Total retail sales	6,056,495	6,184,252	(2.1)

Firm Gas and Transportation Sales – BBtu	Three Months Ended September 30,
	2011	2010	% Change
Residential	1,340	1,284	4.4
Commercial and Industrial	2,821	2,830	(0.3)
Municipal	176	182	(3.3)

Total firm gas and transportation sales	4,337	4,296	0.9

NSTAR’s electric energy sales in the three months ended September 30, 2011 decreased 2.1% compared to 2010 primarily due to a cooler summer during 2011 as compared to 2010. Cooling degree-days in NSTAR’s service area for the three months ended September 30, 2011 were down 2.6% from the same period in 2010.

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

Degree-days measure changes in daily mean temperature levels. A degree-day is a unit measuring how many degrees the outdoor daily mean temperature falls below (in the case of heating) or rises above (in the case of cooling) a base of 65 degrees. The table below shows weather conditions during the three-month period ended September 30, 2011 measured by heating and cooling degree-days, respectively. Cooling degree-days were 2.6% lower for 2011 as compared to 2010, unfavorably impacting revenues from electric sales. The third quarter is typically a very low volume sales quarter for gas. Weather conditions were warmer than the 30-year average by 29.8% and 33.1% for heating and cooling degree-days, respectively, during the third quarter of 2011. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days (Worcester, MA)
Three months ended September 30, 2011	113
Three months ended September 30, 2010	128
Normal 30-Year Average	161
Cooling Degree-Days (Boston, MA)
Three months ended September 30, 2011	789
Three months ended September 30, 2010	810
Normal 30-Year Average	593

Operating revenues

Operating revenues for the third quarter of 2011 increased $10.6 million, or 1.3%, from the same period in 2010 as follows:

(in millions)	Three Months Ended September 30,		Increase/(Decrease)
	2011	2010	Amount	Percent
Electric revenues
Retail distribution and transmission	$377.1	$384.8	$(7.7)	(2.0)%
Energy, transition and other	378.7	368.7	10.0	2.7%

Total electric revenues	755.8	753.5	2.3	0.3%
Gas revenues
Firm and transportation	18.2	16.6	1.6	9.6%
Energy supply and other	35.1	28.4	6.7	23.6%

Total gas revenues	53.3	45.0	8.3	18.4%

Total operating revenues	$809.1	$798.5	$10.6	1.3%

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

The decrease of $7.7 million, or 2%, in retail distribution and transmission revenues is primarily due to lower sales due to cooler weather and energy efficiency programs.

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge. The $10 million, or 2.7%, increase in energy, transition, and other revenues is primarily attributable to higher energy efficiency revenues due to the expansion of these programs, partially offset by lower sales and lower average Basic Service rates in effect due to lower energy costs. NSTAR recognized $5.9 million during the quarter ended September 30, 2011 of LBR relating to the impacts of the Energy Efficiency Programs implemented under the GCA. LBR is subject to DPU approval and NSTAR is collecting LBR in rates.

Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area. Firm and transportation revenues increased $1.6 million, or 9.6%, primarily due to an increase in gas sales volumes of 0.9%.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenues increase of $6.7 million, or 23.6%, primarily reflects an increase in the cost of gas supply. These revenues are fully reconciled with the costs recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

Operating expenses

Purchased power and transmission expense was $318.5 million in the third quarter of 2011 compared to $341.9 million in the same period of 2010, a decrease of $23.4 million, or 6.8%. The decrease in expense reflects lower Basic Service and other energy costs of $18.5 million and lower transmission costs of $4.9 million due to a decrease in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $27.7 million in the third quarter of 2011 compared to $20 million in the same period of 2010, an increase of $7.7 million, or 38.5%. The increase in expense primarily reflects an increase in natural gas supply costs and higher sales of 0.9%. NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $113.1 million in the third quarter of 2011 compared to $106.6 million in the same period of 2010, an increase of $6.5 million, or 6.1%. One significant component contributing to this increase in expense is higher pension and PBOP related PAM amortization costs ($3.6 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were transmission costs ($2.4 million) and storm-related expenses ($2.2 million).

Depreciation and amortization expense was $72.1 million in the third quarter of 2011 compared to $71.7 million in the same period of 2010, an increase of $0.4 million, or 0.6%. The increase primarily reflects higher depreciable distribution and transmission plant-in-service, offset by the lower amortization costs related to the pay-down of securitized debt.

Energy efficiency programs expense was $61 million in the third quarter of 2011 compared to $45.4 million in the same period of 2010, an increase of $15.6 million, or 34.4%. These costs are in accordance with the three-year plan program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR anticipates a further increase in Energy Efficiency spending during 2011 and in future years driven by requirements of the GCA.

Property and other taxes expense was $30.9 million in the third quarter of 2011 compared to $29.3 million in the same period of 2010, an increase of $1.6 million, or 5.5%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $31.7 million in the third quarter of 2011 compared to $32.6 million in the same period of 2010, a decrease of $0.9 million, or 2.8%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirement of NSTAR Electric’s $15 million, 5.75% Massachusetts Industrial Finance Agency Bonds on August 1, 2011.

Interest income and other, net were $6.2 million of net interest income in the third quarter of 2011 compared to $6.1 million of net interest income in the same period of 2010, an increase of $0.1 million, or 1.6%, due to decreased interest expense on short-term debt, bank fees and other interest costs of $0.8 million, partially offset by lower interest income of $0.5 million and $0.1 million from income on tax issues and regulatory deferrals, respectively.

Other income (deductions):

Interest – RCN tax settlement reflects the interest expense accrual of $4.5 million resulting from the acceptance of a settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment.

Other income was $0.9 million in the third quarter of 2011 compared to $1.4 million in the same period of 2010. The decrease relates primarily to lower cash surrender values of insurance policies, partly offset by higher equity investment earnings.

Other deductions were $2.2 million in the third quarter of 2011 compared to $0.4 million in the same period of 2010, an increase in deductions of $1.8 million primarily related to merger-related costs of $0.9 million.

Income tax expense:

Tax settlement – RCN reflects the income tax expense accrual of $16.1 million resulting from the acceptance of a settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment.

Income tax expense was $60.9 million in the third quarter of 2011 compared to $60.8 million in the same period of 2010, an increase of $0.1 million, or 0.2%, reflecting higher pre-tax income.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Executive Summary of Year to Date Results

Earnings per common share were as follows:

	Nine Months Ended September 30,
	2011	2010	% Change
Basic –
Continuing operations	$2.13	$2.00	6.5
Income from discontinued operations	—	0.07	—

	2.13	2.07	2.9
Gain on sale of discontinued operations	—	1.03
Tax settlement, net	—	(0.20)
Merger-related costs, net	0.05	—	—

Total earnings	$2.08	$2.90	(28.3)

Diluted –
Continuing operations	$2.12	$2.00	6.0
Income from discontinued operations	—	0.07

	2.12	2.07	2.4
Gain on sale of discontinued operations	—	1.03
Tax settlement, net	—	(0.20)
Merger-related costs, net	0.05	—

Total earnings	$2.07	$2.90	(28.6)

Net income attributable to common shareholders was $215.1 million, or $2.07 per diluted share, for the nine months ended September 30, 2011 compared to $306.3 million, or $2.90 per diluted share, for the same period in 2010. The nine-month period of 2010 includes a one-time gain on the sale of MATEP of $108.6 million, or $1.03 per diluted share. The current nine-month period in 2011 includes a net charge of $5.6 million, or $0.05 per share, for costs associated with the pending merger with Northeast Utilities. Excluding these costs in 2011, MATEP activity in 2010 and the IRS tax settlement in 2010, earnings were $220.7 million and $211.3 million, or $2.12 and $2.00 per diluted share, through September 30, 2011 and 2010, respectively. Major factors on an after-tax basis that contributed to the $9.4 million, or 4.4%, increase in earnings include:

•	Higher gas distribution revenues due to a 10.3% increase in sales ($4.5 million)

•	Higher lost base revenues related to the impacts of Energy Efficiency programs ($3.6 million)

•	Higher transmission revenues ($7.4 million)

•	Higher earnings contribution from NSTAR Communications ($2.7 million)

•	The absence in 2011 of the cumulative impact of a true-up adjustment resulting from a DPU order in May 2010 related to NSTAR Electric’s transition revenues for the years 2006-2009 ($3 million)

•	Lower net interest charges ($3.5 million)

These increases in earnings factors were partially offset by:

•	Lower electric revenues (0.3% decrease in sales) due to cooler summer weather and the impact of NSTAR’s Energy Efficiency programs ($3.2 million)

•	Higher depreciation and property taxes ($7 million)

•	Higher operations and maintenance expenses ($8 million)

Significant cash flow events during the nine months ended September 30, 2011 include the following:

•

Cash flows from continuing operating activities provided approximately $660.1 million, an increase of $215.9 million as compared to the same period in 2010. The increase primarily reflects receipt of a tax refund and the associated interest totaling $143.3 million. Other favorable impacts include the timing of energy supply payments and customer collections related to these energy costs and lower income tax payments as a result of accelerated tax depreciation benefits in 2011

•	NSTAR invested approximately $286.6 million in capital projects to improve system reliability and capacity

•	NSTAR paid approximately $132.1 million in common share dividends, retired $78.7 million in long-term and securitized debt and reduced short-term borrowings by $170 million.

Electric and Gas sales

The following is a summary of retail electric and firm gas and transportation sales for the periods indicated:

Retail Electric Sales – MWh	Nine Months Ended September 30,
	2011	2010	% Change
Residential	5,198,800	5,216,176	(0.3)
Commercial, Industrial, and Other	11,240,171	11,280,164	(0.4)

Total retail sales	16,438,971	16,496,340	(0.3)

Firm Gas and Transportation Sales – BBtu	Nine Months Ended September 30,
	2011	2010	% Change
Residential	14,786	13,259	11.5
Commercial and Industrial	16,187	14,910	8.6
Municipal	2,220	1,937	14.6

Total firm gas and transportation sales	33,193	30,106	10.3

NSTAR’s electric energy sales in the nine months ended September 30, 2011 decreased 0.3% compared to 2010 primarily due to a cooler second and third quarter of 2011, but offset by favorable weather conditions in the first quarter of 2011 resulting from a colder winter as compared to 2010. Heating degree-days in NSTAR’s service area for the nine months ended September 30, 2011 were up 14.7% from the same period in 2010.

The 10.3% increase in firm gas and transportation sales is primarily due to the colder winter and cooler spring weather during 2011 as compared to the prior year, with some impact from customer conversions from oil to gas.

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

As shown in the table below, weather conditions during the nine-month period ended September 30, 2011 measured by heating degree-days and cooling degree-days, respectively, were 14.7% higher/colder relating to heating degree-days and 8.1% lower/cooler related to cooling degree-days as compared to the same period in 2010, favorably impacting gas revenues, but unfavorably impacting revenues from electric sales. Weather conditions during the nine-month period ended September 30, 2011 compared to the normal 30-year average for the same period, were 0.5% higher/colder and 27.7% higher/warmer for heating and cooling degree-days, respectively. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days (Worcester, MA)
Nine months ended September 30, 2011	4,406
Nine months ended September 30, 2010	3,842
Normal 30-Year Average	4,385

Cooling Degree-Days (Boston, MA)
Nine months ended September 30, 2011	982
Nine months ended September 30, 2010	1,069
Normal 30-Year Average	769

Operating revenues

Operating revenues for the nine months ended September 30, 2011 increased $30.6 million, or 1.4%, from the same period in 2010 as follows:

(in millions)	Nine Months Ended September 30,		Increase
	2011	2010	Amount	Percent
Electric revenues
Retail distribution and transmission	$930.0	$925.5	$4.5	0.5%
Energy, transition and other	1,003.8	995.6	8.2	0.8%

Total electric revenues	1,933.8	1,921.1	12.7	0.7%
Gas revenues
Firm and transportation	111.7	101.0	10.7	10.6%
Energy supply and other	207.7	200.5	7.2	3.6%

Total gas revenues	319.4	301.5	17.9	5.9%

Total operating revenues	$2,253.2	$2,222.6	$30.6	1.4%

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

The increase of $4.5 million, or 0.5%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($3.2 million)

•	Increased PAM-related recovery revenues due to increased amortization of previously deferred costs ($6.9 million)

These increases were offset by:

•	Decreased distribution revenues due to decreased sales of 0.3% due to the impact of weather conditions and a negative annual inflation rate adjustment ($5.3 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge. The $8.2 million, or 0.8%, increase in energy, transition, and other revenues is primarily attributable to higher energy efficiency revenues due to the expansion of these programs, partially offset by lower average Basic Service rates in effect due to lower energy costs. NSTAR has recognized $5.9 million in the nine months ended September 30, 2011 of Lost Base Revenues (LBR) relating to the impacts of the Energy Efficiency Programs implemented under the GCA. LBR is subject to DPU approval and NSTAR is collecting LBR in rates.

Gas Revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas over pipelines from gas suppliers to take stations located within the Company’s service area. Firm and transportation revenues increased $10.7 million, or 10.6%, primarily due to an increase in gas sales volumes of 10.3%, with some impact from customer conversions from oil to gas.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenues increase of $7.2 million, or 3.6%, is primarily due to the 10.3% increase in gas sales volume and the collection of previously deferred gas expense. These revenues are fully reconciled with the costs recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income.

Operating expenses

Purchased power and transmission expense was $841.9 million in the nine months ended September 30, 2011 compared to $893.2 million in the same period of 2010, a decrease of $51.3 million, or 5.7%. The decrease in expense reflects lower Basic Service and other energy costs of $56 million. These decreases were partially offset by higher transmission costs of $4.7 million due to an increase in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $174 million in the nine months ended September 30, 2011 compared to $170.7 million in the same period of 2010, an increase of $3.3 million, or 1.9%. The increase in expense primarily reflects higher sales of 10.3% and higher settlements of gas hedge contracts, partially offset by lower natural gas supply costs. NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $340.9 million in the nine months ended September 30, 2011 compared to $318.1 million in the same period of 2010, an increase of $22.8 million, or 7.2%. One significant component contributing to this increase in expense is higher pension and PBOP related PAM amortization costs ($10.8 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were transmission costs ($3 million), storm-related expenses ($4.4 million), higher maintenance costs ($1.9 million), and higher labor and labor-related costs ($3.1 million).

Depreciation and amortization expense was $227.5 million in the nine months ended September 30, 2011 compared to $237.8 million in the same period of 2010, a decrease of $10.3 million, or 4.3%. The decrease primarily reflects the lower amortization costs related to the pay-down of securitized debt, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency programs expense was $142.4 million in the nine months ended September 30, 2011 compared to $90.2 million in the same period of 2010, an increase of $52.2 million, or 57.9%. These costs are in accordance with the three-year plan program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR anticipates a further increase in Energy Efficiency spending during 2011 and in future years driven by requirements of the GCA.

Property and other taxes expense was $94.3 million in the nine months ended September 30, 2011 compared to $87.2 million in the same period of 2010, an increase of $7.1 million, or 8.1%, reflecting higher overall property investments and higher tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $95.7 million in the nine months ended September 30, 2011 compared to $103.8 million in the same period of 2010, a decrease of $8.1 million, or 7.8%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirements of NSTAR’s $500 million, 8% Notes in mid-February 2010 and NSTAR Electric’s $125 million, 7.80% Debentures in May 2010. These reductions in interest expense were partially offset by interest expense for NSTAR Electric’s $300 million, 5.50% Debentures issued in March 2010.

Interest income and other, net were $21.5 million of net interest income in the nine months ended September 30, 2011 compared to $23.2 million of net interest income in the same period of 2010, a decrease of $1.7 million, or 7.3%, due to decreased interest income on tax issues of $9.5 million, partially offset by higher interest income of $3.7 million from regulatory deferrals and $3.2 million in interest income from legal matters.

Other income (deductions):

Interest – RCN tax settlement reflects the interest expense accrual of $4.5 million resulting from the acceptance of a settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment.

Other income was $3.4 million in the nine months ended September 30, 2011 compared to $2.8 million in the same period of 2010, an increase of $0.6 million. The increase relates primarily to higher equity investment earnings.

Other deductions were $10.7 million in the nine months ended September 30, 2011 compared to $1.6 million in the same period of 2010, an increase in deductions of $9.1 million primarily related to merger-related costs of $8.2 million.

Income tax expense:

Tax settlement – RCN reflects the income tax expense accrual of $16.1 million resulting from the acceptance of a settlement offer with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment.

Income tax expense was $134 million in the nine months ended September 30, 2011 compared to $133.1 million in the same period of 2010, an increase of $0.9 million, or 0.7%, primarily reflecting a higher pre-tax operating income in 2011.

Liquidity and Capital Resources

Financial Market Impact

Volatility and uncertainty in the financial markets may adversely impact the availability of credit and the cost of credit to NSTAR and its subsidiary companies. NSTAR has been able to successfully access capital markets to issue long-term debt and facilitate short-term financing for working capital needs. NSTAR and its subsidiaries utilize the commercial paper market to meet their short-term cash requirements. NSTAR and NSTAR Electric currently have Revolving Credit Agreements in place through December 2012. These Credit Agreements serve as a liquidity backup to the commercial paper program. Short-term commercial paper debt obligations are commonly refinanced to long-term obligations with fixed-rate bonds or notes as needed or when interest rates are considered favorable. Refer to Item 1A, “Risk Factors,” in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2010, for a further discussion.

As a result of volatility in the securities markets and its impact on NSTAR’s Pension and PBOP Plan investments, NSTAR continues to evaluate the extent to which it may make additional cash contributions. Should NSTAR elect to increase its level of funding to these plans, NSTAR believes it has adequate access to capital resources to support its contributions.

Working Capital

NSTAR believes that it has adequate access to short-term credit markets to facilitate its working capital needs at favorable terms. As of September 30, 2011, NSTAR, NSTAR Electric, and NSTAR Gas had $175 million, $450 million, and $100 million, respectively, in available unused revolving credit facilities in order to meet working capital needs.

Current Cash Flow Activity

NSTAR’s primary uses of cash in the nine months ended September 30, 2011 included capital expenditures, dividend payments, payments on short-term debt and securitized debt redemptions. NSTAR’s primary sources of cash in the nine months ended September 30, 2011 included cash from electric and gas operations and receipt of a tax refund with associated interest.

Operating Activities

The net cash provided by operating activities of continuing operations was $660.1 million in 2011, as compared to $444.2 million in 2010, an increase of $215.9 million primarily due to receipt of a tax refund and associated interest of $143.3 million, the timing of energy supply payments and related recovery of these costs from customers, and lower estimated tax payments due to bonus depreciation benefits.

Investing Activities

The net cash used in investing activities of continuing operations in 2011 was $265 million, as compared to $257.7 million in the same period of 2010, an increase of $7.3 million. Plant expenditures in 2011 were $46.1 million higher than those in 2010. This increase was partially offset by the refund of restricted cash related to a modification of the ISO-NE’s financial assurance policy whereby NSTAR Electric was released from a requirement to deposit $17 million in an escrow account.

Financing Activities

Net cash used in financing activities of continuing operations in 2011 was $396.4 million compared to $509.9 million in the same period of 2010, a decrease of $113.5 million. Uses of cash primarily reflect long-term and securitized debt redemptions of $78.7 million in 2011 compared to $698.5 million in 2010 and payments on short-term borrowings of $170 million as compared to increased borrowings of $43.5 million in 2010. During the nine months ended September 30, 2010, sources of cash included proceeds from the issuance of long-term debt of $300 million and $125 million to NSTAR Electric and NSTAR Gas, respectively. In June 2010, $125 million was used to acquire treasury stock pursuant to an accelerated share repurchase program.

Income Tax Refunds and Payments

On April 21, 2011, NSTAR received a $143.3 million refund from the IRS comprised of an overpayment of tax and accrued interest thereon, relating to the 2001-2007 tax years. The approved settlement and receipt of the refund resolves all outstanding tax matters for these years.

During the nine months ended September 30, 2011 and 2010, NSTAR received net cash refunds and made income tax payments of $66.8 million and $158.7 million, respectively. The change from 2010 to 2011 is due to the settlement of the tax years 2001-2007 and the effects of bonus depreciation.

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The debt portion of the ratio includes unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. NSTAR Gas must also maintain a total debt to capitalization ratio no greater than 65% at all times pursuant to its revolving credit agreement. NSTAR Gas was in compliance with its financial covenant requirements including a minimum equity requirement, under its long-term debt arrangements at September 30, 2011 and December 31, 2010. Under the minimum equity requirement, the outstanding long-term debt of NSTAR Gas must not exceed equity. NSTAR’s long-term debt other than its secured debt issued by NSTAR Gas is unsecured.

NSTAR currently has a $175 million revolving credit agreement that expires December 31, 2012. At September 30, 2011 and December 31, 2010, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at September 30, 2011 and December 31, 2010, had $135 million and $160 million amounts outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The debt portion of the ratio includes unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. Commitment fees must be paid on the total agreement amount. At September 30, 2011 and December 31, 2010, NSTAR was in full compliance with the aforementioned covenant as the ratios were 54.2% and 56.9%, respectively.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At September 30, 2011 and December 31, 2010, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $82.5 million and $227.5 million outstanding balances at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 43.8% and 46.6%, respectively.

In connection with the pending merger with Northeast Utilities, NSTAR and NSTAR Electric received waivers and executed amendments to their respective revolving credit agreements necessary to allow completion of the merger.

NSTAR Gas has a $100 million revolving credit facility. This facility is due to expire on December 9, 2011. As of September 30, 2011 and December 31, 2010, NSTAR Gas had no amounts outstanding. At September 30, 2011 and December 31, 2010, NSTAR Gas was in full compliance with its covenant in connection with its credit facility, as the total debt to capitalization ratios were 49.8% and 53.3%, respectively.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR’s or its subsidiaries’ financial condition and credit ratings.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. As of September 30, 2011, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.4 billion of their total common equity (approximately $2.5 billion) to NSTAR and remain in compliance with debt covenants. Based on NSTAR’s key cash resources available as previously discussed, management believes liquidity and capital resources are sufficient to meet current and projected cash requirements.

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

Interest Rate Risk

NSTAR believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs. These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable. At September 30, 2011 and December 31, 2010, respectively, all of NSTAR’s long-term debt had fixed interest rates. The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding. The weighted average interest rates, including fees for short-term indebtedness, were 0.33% and 0.39% for the nine months ended September 30, 2011 and 2010, respectively. On a long-term basis, NSTAR mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

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

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation. Management is unable to fully determine a range of potential court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that would be in excess of amounts accrued and amounts covered by insurance. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liability will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on its results of operations, financial condition, or cash flows.

Item 1A.	Risk Factors

Shareholders or prospective investors should carefully consider the risk factors that were previously disclosed in NSTAR’s Annual Report on Form 10-K for the year ended December 31, 2010.

Risk Factor

The following risk factor has been added to this Form 10-Q since the filing of the Form 10-K:

NSTAR’s electric and gas operations could face negative impact from terrorism, cyber attacks, sabotage, acts of war, or other catastrophic events.

NSTAR’s electric and natural gas delivery infrastructure facilities and the generation and transmission infrastructure facilities of third parties could be direct targets of terrorism, cyber attacks, sabotage, or acts of war. The costs to repair any damage to operating facilities from destructive events could be substantial. Such actions could also result in political, economic and financial market instability, which could have a material adverse impact on the Company’s operations. While it is not possible to predict the impact of a particular event of this type, the impact that any threat of terrorism, cyber attack, act of war or other catastrophic event might have on the energy industry and on NSTAR’s business in particular could be material.

Item 2(c).	Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the Long Term Incentive Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased on the open market by the Company or an independent agent. During the three-month period ended September 30, 2011, the shares listed below were acquired in the open market for such purposes.

	Total Number of Common Shares Purchased	Average Price Paid Per Share
July	106,856	$45.41
August	131,858	$44.02
September	20,544	$43.74

Total Third Quarter	259,258	$44.57

Item 6.	Exhibits

Exhibit	4	-	Instruments Defining the Rights of Security Holders, Including Indentures

		-	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any agreement or instrument of NSTAR and its subsidiaries defining the rights of holders of any non-registered debt whose authorization does not exceed 10% of total assets.

Exhibits filed herewith:

Exhibit	15	-	Letter Re Unaudited Interim Financial Information

	15.1		PricewaterhouseCoopers LLP Awareness Letter

Exhibit	31	-	Rule 13a – 14(a)/15d-14(a) Certifications

	31.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32	-	Section 1350 Certifications

	32.1		Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2		Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99	-	Additional Exhibits

	99.1		Report of Independent Registered Public Accounting Firm*

		*	Rule 436(c) of the 1933 Act provides that a report on unaudited interim financial information shall not be considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 or 11 of the 1933 Act. Therefore, the accountant is not subject to the liability provisions of Section 11 of the 1933 Act.

Exhibit	101.INS	-	XBRL Instance Document

Exhibit	101.SCH	-	XBRL Taxonomy Extension Schema Document

Exhibit	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit	101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

Exhibit	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NSTAR
(Registrant)

Date: November 4, 2011	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)