Form 10-K
period 2011-12-31
NSTAR/MA
filed 2012-02-06
CIK 1035675

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

☐  Yes     ☒  No

The aggregate market value of the 103,586,727 shares of voting stock of the registrant held by non-affiliates of the registrant, computed as the average of the high and low market prices of the common shares as reported on the New York Stock Exchange consolidated transaction reporting system for NSTAR Common Shares as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,765,507,375.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 3, 2012
Common Shares, par value $1 per share	103,586,727 shares

Documents Incorporated by Reference

Certain information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K will be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant’s year ended December 31, 2011.

NSTAR

Index to Annual Report on Form 10-K

Year Ended December 31, 2011

i

Glossary of Terms

The following is a glossary of abbreviated names or acronyms frequently used throughout this report.

NSTAR Companies
NSTAR	NSTAR (Holding company), Company or NSTAR and its subsidiaries (as the context requires)
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation
MATEP	Medical Area Total Energy Plant, Inc.
NPT	Northern Pass Transmission, LLC.
NTV	NSTAR Transmission Ventures, Inc. (holds a 25% interest in Northern Pass Transmission LLC)
AES	Advanced Energy Systems, Inc. (Parent company of MATEP)
NSTAR Com	NSTAR Communications, Inc.
Hopkinton	Hopkinton LNG Corp.
HEEC	Harbor Electric Energy Company
Unregulated operations	Represents non rate-regulated operations of NSTAR Com and Hopkinton
Discontinued operations	Represents discontinued operations of MATEP

Regulatory and Other Authorities
CCC	Cape Cod Commission
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EFSB	Massachusetts Energy Facilities Siting Board
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	U.S. Internal Revenue Service
ISO-NE	ISO (Independent System Operator) - New England Inc.
Moody’s	Moody’s Investors Service
MPUC	Maine Public Utilities Commission
NHPUC	New Hampshire Public Utilities Commission
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
S&P	Standard & Poor’s

Other
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASC	Financial Accounting Standards Board (U.S.) Accounting Standards Codification
ASR	Accelerated Share Repurchase program
BBtu	Billions of British thermal units
Bcf	Billion cubic feet
CAP	IRS Compliance Assurance Process
CGAC	Cost of Gas Adjustment Clause
CPSL	Capital Projects Scheduling List

ii

CY	Connecticut Yankee Atomic Power Company
EEI Index	Edison Electric Institute Stock Index of U.S. Shareholder - Owned Electric Utilities
EERF	Energy Efficiency Reconciling Factor
EPS	Earnings Per Common Share
GAAP	Accounting principles generally accepted in the United States of America
GCA	Massachusetts Green Communities Act
GHG	Greenhouse Gas
GWSA	Massachusetts Global Warming Solutions Act
HCERA	Health Care and Education Reconciliation Act
HQ	Hydro-Quebec
ISFSI	Independent Spent Fuel Storage Installation
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatthour (the basic unit of electric energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenues
LDAC	Local Distribution Adjustment Clause
LNG	Liquefied Natural Gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured Gas Plant
MMbtu	Millions of British thermal units
MW	Megawatts
MWh	Megawatthour (equal to one million watthours)
MY	Maine Yankee Atomic Power Company
NAV	Net Asset Value
NEH	New England Hydro-Transmission Electric Company, Inc.
NHH	New England Hydro-Transmission Corporation
NU	Northeast Utilities
OATT	Open Access Transmission Tariff
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefit Obligation other than Pensions
PPA	Pension Protection Act
PPACA	Patient Protection and Affordable Care Act
PSU	Performance Share Unit
RMR	Reliability Must Run
ROE	Return on Equity
RTO	Regional Transmission Organization
SIP	Simplified Incentive Plan
SQI	Service Quality Indicators
TSA	Transmission Service Agreement
WRERA	Worker, Retiree and Employer Recovery Act
YA	Yankee Atomic Electric Company

N/A	Not applicable

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

•	acquisition and disposition of assets

•	changes in tax laws and policies

•	changes in, and compliance with, environmental and safety laws and policies

•	new governmental regulations or changes to existing regulations that impose additional operating requirements or liabilities

•	changes in available information and circumstances regarding legal issues and the resulting impact on our estimated litigation costs

•	weather conditions that directly influence the demand for electricity and natural gas

•	ability to continue cost control processes

•	ability to maintain current credit ratings

•	impact of uninsured losses

•	impact of adverse union contract negotiations

•	damage from major storms and other natural events and disasters

•	impact of conservation measures and self-generation by our customers

•	changes in financial accounting and reporting standards

•	changes in hazardous waste site conditions and the cleanup technology

•	prices and availability of operating supplies

•

failures in operational or information systems or infrastructure, or those of third parties, that disrupt business activities, result in the disclosure of confidential information or otherwise adversely affect financial reporting and/or the Company’s reputation

•

catastrophic events that could result from terrorism, cyber attacks, or attempts to disrupt the Company’s businesses, or the businesses of third parties, that may impact operations in unpredictable ways and adversely affect financial results and liquidity

•	impact of service quality performance measures and standards of performance for emergency preparation and restoration of service; and

•

impact of the expected timing and likelihood of completion of the pending merger with Northeast Utilities, either of which could be adversely affected by, among other things, (i) the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the pending merger; (ii) litigation brought in connection with the pending merger; (iii) the ability to maintain relationships with customers, employees or suppliers as well as the ability to successfully integrate the businesses; and (iv) the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect.

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

(a) General Development of Business

NSTAR (or the Company) is a holding company engaged through its subsidiaries in the energy delivery business serving approximately 1.4 million customers in Massachusetts, including approximately 1.1 million electric distribution customers in 81 communities and approximately 300,000 natural gas distribution customers in 51 communities. Utility operations accounted for approximately 99% of consolidated operating revenues from continuing operations in 2011, 2010, and 2009. The remaining revenue is generated from its unregulated operations. NSTAR was chartered as a Massachusetts Business Trust on April 20, 1999. Its principal subsidiaries, NSTAR Electric Company and NSTAR Gas Company, both Massachusetts corporations, were incorporated in 1886 and 1851, respectively.

Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement, at closing, NSTAR will become a wholly-owned subsidiary of NU. On March 4, 2011, shareholders of each company approved the merger and adopted the Merger Agreement. Under the terms of the Merger Agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent of the post-merger company and former NSTAR shareholders will own approximately 44 percent of the post-merger company.

The post-merger company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. Acting pursuant to the terms of the Merger Agreement, on October 14, 2011, NU and NSTAR formally extended the date by which either party has the right to terminate the Merger Agreement should all required closing conditions not be satisfied, including receipt of all required regulatory approvals, from October 16, 2011 to April 16, 2012.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission. On February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). Consent of the Nuclear Regulatory Commission (NRC) was received on December 20, 2011.

Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending merger provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-merger net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. Upon conclusion of the public evidentiary hearings on July 28, 2011, the DPU issued a briefing schedule that arranged for a series of intervenor and NSTAR and NU briefs and reply briefs culminating in the delivery of the final NSTAR and NU reply briefs on September 19, 2011. Subsequently, NSTAR and NU agreed to different intervenor motions to extend the briefing schedule, and the DPU consented to these motions. The final NSTAR and NU reply briefs were filed on October 31, 2011.

On July 15, 2011, the Massachusetts Department of Energy Resources (DOER) filed a motion for an indefinite stay in the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU originally scheduled Oral Arguments for November 17, 2011 regarding the DOER’s Motion to Stay the proceeding, which were postponed during the fourth quarter of 2011 while NSTAR, NU and other parties made attempts to narrow and discuss the issues presented by the DOER’s Motion to Stay. On January 6, 2012, the Oral Arguments were conducted regarding the DOER’s Motion to Stay. At the Oral Argument, DOER withdrew its request for a fully adjudicated rate case, which would have required an extended stay of the proceeding. NSTAR and NU await approval of the merger from the DPU.

Connecticut

On June 1, 2011, the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Connecticut Department of Public Utility Control (DPUC), issued a declaratory ruling stating that it lacked jurisdiction to review the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the PURA with instructions to reopen the docket and review the merger transaction.

On January 4, 2012, the PURA issued a draft decision in Docket No. 10-12-05RE01 that revised its earlier declaratory ruling of June 1, 2011, which had concluded it did not have jurisdiction to review the pending merger between NU and NSTAR. Following oral arguments on January 12, 2012, the PURA issued its final decision on January 18, 2012 that concluded that NU and NSTAR must seek approval to merge from the PURA pursuant to Connecticut state law. On January 19, 2012, NU and NSTAR filed their merger review application with the PURA. On January 20, 2012, the PURA issued a procedural schedule that includes a draft decision on March 26, 2012 and a final decision on April 2, 2012.

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

Sale of MATEP

On June 1, 2010, NSTAR completed the sale of its stock ownership interest in Medical Area Total Energy Plant, Inc. (MATEP), an unregulated district energy operation in Boston’s Longwood Medical Area. MATEP provides chilled water, steam, and electricity to several hospitals, medical research and biotechnology centers, and teaching institutions. Revenues earned by MATEP represented approximately 3% of total consolidated revenues in 2009. MATEP has been accounted for as a discontinued operation in the accompanying consolidated financial statements. Refer to the “Sale of MATEP” section of the accompanying Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details.

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

In the second quarter of 2010, with the completion of the sale of MATEP, NSTAR changed its reportable segments and recast prior period information to conform with the presentation that eliminates separate presentation of the Company’s unregulated operations. Although the telecommunications and liquefied natural gas subsidiaries are separate legal entities, NSTAR has aggregated the results of operations and assets of its telecommunications subsidiary with the electric utility operations, and aggregated the liquefied natural gas service subsidiary with gas utility operations. The telecommunications subsidiary, liquefied natural gas service subsidiary and MATEP were previously aggregated as unregulated operations for purposes of segment reporting. Since the sale of MATEP, it is no longer necessary to present the unregulated segment separately due to immateriality. The new segment presentation reflects the ongoing profile of NSTAR’s operations as primarily comprised of electric and gas utility operations.

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

NSTAR Electric’s operating revenues and sales percentages by customer class for the years 2011, 2010, and 2009 consisted of the following:

	Revenues ($)			Retail Electric Sales (mWh)
	2011	2010	2009	2011	2010	2009
Retail:
Commercial and industrial	54%	52%	52%	68%	68%	68%
Residential	45%	47%	47%	31%	31%	31%
Other	1%	1%	1%	1%	1%	1%

Regulated Electric Distribution Rates

Retail electric delivery rates are established by the DPU and are comprised of:

•

a distribution charge, which includes a fixed customer charge and a demand and/or energy charge to collect the costs of building and expanding the infrastructure to deliver power to its destination, as well as ongoing operating costs. The distribution charge also includes the recovery, on a fully reconciling basis, of certain DPU-approved safety and reliability programs costs, a Pension and PBOP Rate Adjustment Mechanism (PAM) to recover incremental pension and pension benefit costs, a reconciling rate adjustment mechanism to recover costs associated with the residential assistance adjustment clause, a net-metering reconciliation surcharge to collect the lost revenues and credits associated with net-metering facilities installed by customers, and an Energy Efficiency Reconciling Factor (EERF) to recover energy efficiency program costs and lost base revenues in addition to those charges recovered in the energy conservation charge;

•

a basic service charge represents the collection of energy costs, including costs related to charge-offs of uncollected energy costs, through DPU-approved rate mechanisms. Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those who choose not to buy energy from a competitive energy supplier. Basic Service rates are reset every six months (every three months for large commercial and industrial customers). The price of Basic Service is intended to reflect the average competitive market price for electric power. Additionally, the DPU has authorized the Company to recover the cost of its Dynamic Pricing Smart Grid Pilot Program through the Basic Service charge;

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

Rate Settlement Agreement

NSTAR Electric is operating under a DPU-approved Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates including a productivity offset, that are generally offset by an equal and corresponding adjustment to transition rates. Refer to the “Rate Settlement Agreement” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details. Pursuant to a 2008 DPU order, Massachusetts electric utilities must adopt rate structures that decouple the volume of energy sales from the utility’s revenues in their next rate case. The exact timing of the next rate case has not yet been determined.

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

In July 2008, the Massachusetts Legislature enacted the Green Communities Act (GCA) – energy policy legislation designed: (1) to substantially increase energy efficiency, (2) foster the development of renewable energy resources and (3) provide for a reduction of greenhouse gas emissions in Massachusetts.

In 2008, the Massachusetts Global Warming Solutions Act (GWSA) was enacted. In December 2010, a portfolio of policies designed to help reduce greenhouse gas emissions was released by the Massachusetts Executive Office of Energy and Environmental Affairs. At this time, NSTAR cannot predict the effect of the GWSA on its future results of operations, financial position, or cash flows.

Refer to the “Massachusetts Regulatory Environment” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details on the GCA and GWSA.

Electric and Gas Rate Decoupling

On July 16, 2008, the DPU issued an order to all Massachusetts’ electric and gas distribution utility companies that requires them to develop plans to decouple their distribution rates/revenues from sales volumes. This action is intended to encourage utility companies to help their customers reduce energy consumption. Decoupling of rates will allow utility companies to carry out the mandates of the GCA and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric and gas services. This order allows companies to file for a revenue adjustment representing partial recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved. Once decoupled rate plans are approved, revenues will be set at a level designed to recover the utility companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year. NSTAR Electric and NSTAR Gas have not yet applied for decoupled rate structures.

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

In accordance with the requirements of the GCA, in September 2010 NSTAR Electric along with other Massachusetts investor-owned utilities began to solicit bids for renewable energy supplies for approximately 3% of total annual load for between 10 and 15 year periods. In August 2011, the DPU approved three long-term renewable energy purchase agreements, representing approximately 1.6% of NSTAR Electric’s load, originally executed in December 2010. These three contracts call for NSTAR Electric to purchase all of the output and associated renewable energy credits of three wind facilities to be constructed. At December 31, 2011, the estimated commitment associated with these new contracts is approximately $9 million in 2012, $30 million in each year 2013 – 2016, and $176 million in 2017 and beyond. Refer to “Capital Expenditures and Contractual Obligations” in the “Liquidity, Commitments and Capital Resources” section of the accompanying Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details.

Market and Transmission Regulation

NSTAR Electric and most other New England electric utilities, generation owners, and marketers are parties to a series of agreements that provide for coordinated planning and operation of the region’s generation and transmission facilities and the rules by which they participate in the wholesale markets and acquire transmission services. Under these arrangements, ISO New England Inc. (ISO-NE), a non-profit corporation whose board of directors and staff are independent from all market participants, serves as the Regional Transmission Operator

(RTO) of the New England Transmission System. ISO-NE works to ensure the reliability of the system, administers the Transmission, Markets and Services Tariff subject to FERC approval, intervenes in pertinent regulatory proceedings, oversees the efficient and competitive functioning of the regional wholesale power market and determines which costs of NSTAR’s major transmission facilities are regionalized throughout New England. NSTAR Electric is a New England Transmission Owner subject to FERC regulation and is a member of ISO-NE. Refer to the “FERC Transmission ROE” section of the accompanying Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details.

Transmission Rates

Transmission revenues are based on formula rates that are approved by the FERC. Tariffs are set by FERC and primarily include the Regional Network Service (RNS) and Local Network Service (LNS) rate schedules. The RNS rate, administered by ISO-NE and billed to all New England distribution companies, is reset on June 1 of each year and recovers the revenue requirements associated with transmission facilities that benefit the New England region. The LNS rate, which NSTAR Electric administers, is reset annually and recovers the revenue requirements for local transmission facilities. The LNS rate calculation recovers total transmission revenue requirements net of revenues received from other sources, thereby ensuring that NSTAR Electric recovers all regional and local revenue requirements as prescribed in the tariffs.

Transmission Capital Improvements – NSTAR Electric

NSTAR Electric continues to evaluate needs for transmission improvements throughout the NSTAR service area. ISO-NE transmission project upgrades maintain transmission system reliability, improve the economic performance of the system, and are fully coordinated with other power regions. Over the next five to ten years, ISO-NE transmission projects are expected to enhance the region’s ability to support a robust, competitive wholesale power market by reliably moving power from various internal and external sources to the region’s load centers.

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

The Lower Southeastern Massachusetts (SEMA) Project consists of an expansion and upgrade of existing transmission infrastructure, and construction of a new 31 mile, 345kV transmission line that will cross the Cape Cod Canal. On December 16, 2011, ISO-NE issued formal approval for the Lower SEMA 345 kV Transmission Project to be included in the Pool Transmission Facility regional rates. At a hearing held on January 12, 2012, the Massachusetts Energy Facilities Siting Board (EFSB) voted unanimously to direct the EFSB Staff to prepare tentative decisions for public comment based on the EFSB’s approval of the project subject to the conditions of NSTAR Electric providing reports to the EFSB every six months on project costs and schedule of construction. Further conditions may be imposed. The Cape Cod Commission (CCC) unanimously approved the project on January 19, 2012. The cost estimate of this project is approximately $110 million; NSTAR Electric anticipates that the project will be in-service in 2012 or early 2013 dependent on the timing of final regulatory approvals.

NSTAR Transmission Ventures

NSTAR Transmission Ventures, Inc. (NTV) is a wholly-owned subsidiary of NSTAR. NTV holds a 25% interest in Northern Pass Transmission LLC (NPT). NPT is a joint venture of NSTAR and NU that plans to build a $1.1 billion, 1,200 megawatt transmission line from the Canadian border to Deerfield, New Hampshire.

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

NSTAR Gas’ operating revenues and sales percentages by customer class for the years 2011, 2010, and 2009, consisted of the following:

	Revenues ($)			Retail Gas Sales (therms)
	2011	2010	2009	2011	2010	2009
Gas Sales and Transportation:
Residential	59%	63%	62%	43%	43%	43%
Commercial and Industrial	27%	25%	28%	46%	46%	44%
Other	5%	5%	5%	6%	6%	6%
Off-System and Contract sales	9%	7%	5%	5%	5%	7%

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

NSTAR Gas purchases transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that transport gas from major producing regions in the U.S., including Gulf Coast, Mid-continent, and Appalachian Shale supplies to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its natural gas supply from a firm portfolio management contract with a term of one year, which has a maximum quantity of 139,606 MMBtu/day.

In addition to the firm transportation and natural gas supplies mentioned above, NSTAR Gas utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The LNG facilities, described below, are located within NSTAR Gas’ distribution system and are used to liquefy and store pipeline gas during the warmer months for vaporization and use during the heating season. During the summer injection season, excess pipeline capacity and supplies are used to deliver and store natural gas in market area underground storage facilities located in the New York and Pennsylvania region. Stored natural gas is withdrawn during the winter season to supplement flowing pipeline supplies in order to meet firm heating demand. NSTAR Gas has firm underground storage contracts and total storage capacity entitlements of approximately 7.9 Bcf.

A portion of the storage of natural gas supply for NSTAR Gas during the winter heating season is provided by Hopkinton, a wholly-owned subsidiary of NSTAR. The facilities consist of an LNG liquefaction and vaporization plant and three above-ground cryogenic storage tanks in Hopkinton, MA having an aggregate capacity of 3.0 Bcf of liquefied natural gas. The Company also has access to facilities in Acushnet, MA that include additional storage capacity of 0.5 Bcf and additional vaporization capacity.

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

Unregulated Operations

NSTAR’s unregulated operations include telecommunications and liquefied natural gas service. Telecommunications services are provided through NSTAR Com, which installs, owns, operates, and maintains a wholesale data transport network for other telecommunications service providers in the metropolitan Boston area to deliver voice, video, data, and internet services to customers. Revenues earned from NSTAR’s unregulated operations accounted for less than 1% of consolidated operating revenues in 2011, 2010, and 2009.

In December 2010, NSTAR Com entered into a six-year indefeasible right to use agreement relating to the remaining available capacity on its dark fiber network. Effective January 2011, this agreement provides annual payments of $6 million in 2011, which will gradually escalate to $13 million in 2016. Separately, NSTAR Com entered into an option agreement with the same counterparty exercisable at the end of the six-year term to extend the right to use agreement for a ninety-nine year period in exchange for a one-time lump-sum payment.

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

Plant Expenditures and Financings – Regulated Utilities

The most recent estimates of plant expenditures and long-term debt maturities for 2012 and the years 2013-2016 are as follows:

(in millions)	2012	2013-2016
Plant expenditures:
Electric	$455	$1,355
Gas	65	185

	$520	$1,540

Long-term debt	$450	$352

In the five-year period 2012 through 2016, plant expenditures are forecasted for system reliability and performance improvements, customer service enhancements, and capacity expansion in NSTAR’s service territory. Of the $455 million planned electric expenditures for 2012, approximately $190 million is for transmission system improvements. The amounts stated above exclude expenditures for NSTAR’s proposed transmission investment with Northeast Utilities as these costs will be incurred by NPT to hold those assets (further discussed in the “Northern Pass Transmission Project” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

Seasonal Nature of Business

NSTAR Electric’s kilowatt-hour sales and revenues are typically higher in the winter and summer than in the spring and fall as sales tend to vary with weather conditions. NSTAR Gas’ sales are positively impacted by colder weather because a substantial portion of its customer base uses natural gas for space heating purposes. Refer to the accompanying “Selected Quarterly Consolidated Financial Data” section in Item 6, “Selected Consolidated Financial Data” for specific financial information by quarter for 2011 and 2010.

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

Environmental Matters

NSTAR’s subsidiaries are subject to numerous federal, state and local standards with respect to the management of wastes and other environmental considerations. NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. Noncompliance with certain standards can, in some cases, also result in the imposition of monetary civil penalties. Refer to the accompanying “Contingencies – Environmental Matters” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Notes to Consolidated Financial Statements, Note P, “Commitments and Contingencies,” for more information.

Management believes that its facilities are in substantial compliance with currently applicable statutory and regulatory environmental requirements.

Number of Employees and Employee Relations

At December 31, 2011, NSTAR has approximately 3,000 employees, including approximately 2,100 of whom are represented by two labor unions covered by separate collective bargaining contracts.

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

NSTAR’s contract with Local 369 of the Utility Workers Union of America, AFL-CIO, expires on June 1, 2012. Management is optimistic that a new labor contract will be agreed upon prior to that date. NSTAR’s contract with Local 12004 of the United Steelworkers of America is set to expire on March 31, 2013. Management believes that it has satisfactory relations with its employees.

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

NSTAR’s Board of Trustees has several committees, including an Audit, Finance and Risk Management Committee, an Executive Personnel Committee and a Board Governance and Nominating Committee. The Board of Trustees also has a standing Executive Committee. The Board of Trustees has adopted the NSTAR Board of Trustees Guidelines on Significant Corporate Governance Issues, a Code of Ethics for the Principal Executive Officer, General Counsel, and Senior Financial Officers pursuant to Section 406 of the Sarbanes-Oxley Act, and a Code of Ethics and Business Conduct for Trustees, Officers and Employees (Code of Conduct). NSTAR intends to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the

Chief Executive Officer or Chief Financial Officer or any other executive officer and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of Regulation S-K, in a press release, on our website or on Form 8-K, within four business days following the date of such amendment or waiver. NSTAR’s Corporate Governance documents, including charters, guidelines and codes, and any amendments to such charters, guidelines and codes that are applicable to NSTAR’s executive officers, senior financial officers or trustees can be accessed free of charge on NSTAR’s website at: www.nstar.com: select “Investor Relations” and “Company Information.”

The certifications of NSTAR’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act are attached to this Annual Report on Form 10-K as Exhibits 31.1, 31.2, 32.1, and 32.2.

Item 1A.	Risk Factors

NSTAR’s future performance is subject to a variety of risks, including, but not limited to those described below. If any of the following risks actually occur, the Company’s business could be harmed and the market price of NSTAR’s Common Shares could decline. In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors.

NSTAR’s electric and gas operations are highly regulated, and any adverse regulatory changes could have a significant impact on the Company’s results of operations and its financial position.

NSTAR’s electric and gas operations, including the rates charged, are regulated by the FERC and the DPU. In addition, NSTAR’s accounting policies are prescribed by GAAP, the FERC, and the DPU. Adverse regulatory changes in rates and accounting policies by a regulatory authority could have a significant impact on the Company’s results of operations and its financial condition.

Potential municipalization or technological developments may adversely affect the Company’s regulated electricity and natural gas businesses.

Under Massachusetts law, no other entity may provide electric or gas delivery service to retail customers within NSTAR’s service territory without the written consent of NSTAR Electric and/or NSTAR Gas. One potential exception is municipalization, whereby a city or town establishes its own municipal-owned utility. Although there have been no recent municipalization activities in Massachusetts, NSTAR’s operating utility companies could be exposed to municipalization risk, whereby a municipality could acquire the electric or natural gas delivery assets located in that city or town and take over the customer delivery service, thereby reducing NSTAR’s revenues. Any such action would require numerous legal and regulatory consents and approvals. Municipalization would require that NSTAR be compensated for its assets assumed. In addition, there is also the risk that technological developments could lead to more wide-spread use of distributed generation among NSTAR’s customer base reducing such customers’ use of NSTAR’s utility system.

Changes in environmental laws and regulations affecting NSTAR’s business could increase the Company’s costs and could curtail its activities.

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

The Company may be required to conduct environmental remediation activities for power generating sites and potentially other unidentified sites.

NSTAR is subject to actual or potential claims and lawsuits involving environmental remediation activities for power generating sites previously owned and other potentially unidentified sites. NSTAR divested all of its regulated generating assets under terms that generally require the buyer to assume all responsibility for past and present environmental harm. Based on NSTAR’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, NSTAR does not believe that its known environmental remediation responsibilities will have a material adverse effect on NSTAR’s results of operations, cash flows or financial position. However, discovery of currently unknown conditions at existing sites, failure of current owners to assume responsibility, identification of additional waste sites or changes in environmental regulation, could have a material adverse impact on NSTAR’s results of operations, cash flows or financial position.

NSTAR’s electric and gas operations could face negative impact from terrorism, cyber attacks, sabotage, acts of war, or other catastrophic events.

NSTAR’s electric and natural gas delivery infrastructure facilities and the generation and transmission infrastructure facilities of third parties could be direct targets of terrorism, cyber attacks, sabotage, or acts of war, etc. The costs to repair any damage to operating facilities from destructive events could be substantial. Such actions could also result in political, economic and financial market instability, which could have a material adverse impact on the Company’s operations. While it is not possible to predict the impact of a particular event of this type, the impact that any threat of terrorism, cyber attack, act of war or other catastrophic event might have on the energy industry and on NSTAR’s business in particular could be material.

Our business operations could be disrupted if our information technology systems fail to perform adequately or we are unable to protect the integrity and security of our customers’ information.

NSTAR operates in a highly regulated industry that requires and depends on the continued operation of sophisticated information technology systems and network infrastructure. Systems-related problems could adversely affect our ability to provide electric and gas service to our customers. NSTAR maintains appropriate security measures around these systems and requires its vendors to maintain appropriate security measures; but technology can be vulnerable to failures or unauthorized access. NSTAR’s systems and those of its vendors could fail or be compromised, resulting in disruptions in NSTAR’s ability to deliver energy and provide customer service.

NSTAR and its vendors take measures to protect nonpublic customer information such as personal information, customer payment card and check information pursuant to Federal and state laws. Unauthorized compromises of such information or of NSTAR’s systems, particularly by those with malicious intent, could have a material adverse effect on NSTAR’s ability to perform important business functions. Failure to maintain the security of our customers’ confidential information, or data belonging to us, could result in the deterioration of the confidence that our customers and regulators have in us. This would subject us to potential litigation and liability, and fines and penalties, resulting in a possible material effect on NSTAR’s results of operations, cash flows or financial position.

NSTAR is subject to operational risk that could cause us to incur substantial costs and liabilities.

NSTAR’s business, which involves the transmission and distribution of natural gas and electricity that is used as an energy source by customers, is subject to various operational risks, including incidents that expose the Company to potential claims for property damages or personal injuries beyond the scope of NSTAR’s insurance coverage, and equipment failures that could result in performance below assumed levels. For example, operational performance below established target benchmark levels could cause NSTAR to incur penalties imposed by the DPU, up to a maximum of two and one-half percent of transmission and distribution revenues, under applicable Service Quality Indicators. Violations of standards of performance for emergency preparation and restoration of service for gas and electric customers could also result in DPU imposed penalties up to $20 million for any related series of violations.

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

Sales of electricity and natural gas to residential and commercial customers are influenced by temperature fluctuations. Significant fluctuations in heating or cooling degree-days could have a material impact on energy sales for any given period. In addition, extremely severe storms, such as hurricanes and ice storms, could cause damage to NSTAR’s facilities that may require additional costs to repair and have a material adverse impact on the Company’s results of operations, cash flows or financial position. To the extent possible, NSTAR’s rate regulated subsidiaries would seek recovery of these costs through the regulatory process.

An economic downturn, increased costs of energy supply and customers’ conservation efforts could adversely affect energy consumption and could adversely affect the Company’s results of operations.

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

NSTAR’s electric and natural gas delivery businesses are reliant on generation, transportation and transmission facilities that the Company does not own or control. The Company’s ability to provide energy delivery services depends on the operations and facilities of third parties, including the independent system operator, electric generators that supply NSTAR’s customers’ energy requirements and natural gas pipeline operators from which the Company receives delivery of its natural gas supply. Should NSTAR’s ability to receive electric or natural gas supply be disrupted due either to operational issues or to inadequacy of transmission capacity, it could impact the Company’s ability to serve its customers. It could also force NSTAR to secure alternative supply at significantly higher costs.

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

As discussed above in the accompanying Item 1 “Business,” NSTAR is party to a Merger Agreement with NU. Before the merger may be completed, the parties must satisfy all conditions set forth in the Merger Agreement, including obtaining shareholder approval in connection with the proposed merger and receipt of various regulatory approvals.

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

The merger is subject to the approval of various government agencies, including the DPU, PURA, FERC, and the U.S. Department of Justice. Such approvals may impose conditions on the completion, or require changes to the terms of the merger, including restrictions on the business, operations or financial performance of the combined company. These conditions or changes could also delay or increase the cost of the merger or limit the revenues of the combined company.

Failure to complete the merger with NU could negatively impact NSTAR’s future business and financial results.

Satisfying the conditions of the Merger Agreement and completing the merger may take longer than expected and could cost more than NSTAR expects. NSTAR must pay its own incurred costs related to the merger, including legal, accounting and other professional fees. NSTAR cannot make any assurances that it will be able to satisfy all the conditions to the merger or succeed in any litigation brought in connection with the merger. If the merger with NU is not completed, the Company’s financial results, share price and credit ratings may be affected.

The Merger Agreement contains certain termination rights for both NSTAR and NU, including the right to terminate the Merger Agreement if the merger is not consummated on or before October 16, 2011. On October 14, 2011, in accordance with certain provisions of the Merger Agreement, as amended, NSTAR and NU exchanged mutual notices extending the Merger Agreement to April 16, 2012, the date after which either party has the option to terminate the Merger Agreement if the conditions precedent to closing have not then been satisfied. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, NSTAR or NU may be required to pay to the other a termination fee of $135 million and reimburse the other party for expenses up to $35 million.

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

Executive Officers of Registrant

Identification of Executive Officers

Listed below are the executive officers of the Company as of December 31, 2011, each of whom, unless otherwise indicated below, has held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. Executive officers are elected annually by the Board of Trustees to hold office until their respective successors are elected and qualified, or until earlier resignation or removal.

Name of Officer	Position and Business Experience	Years in Current Position	Years as an Officer	Age at December 31, 2011
Thomas J. May	Chairman, President and Chief Executive Officer and an NSTAR Trustee	17	25	64

James J. Judge	Senior Vice President and Chief Financial Officer	16	16	55

Douglas S. Horan	Senior Vice President - Strategy, Law and Policy, Secretary and General Counsel	16	16	62

Joseph R. Nolan, Jr.	Senior Vice President - Customer & Corporate Relations	11	11	48

Werner J. Schweiger	Senior Vice President - Operations	10	10	52

Christine M. Carmody (a)	Senior Vice President - Human Resources	4	4	48

Robert J. Weafer, Jr.	Vice President, Controller and Chief Accounting Officer	23	23	64

(a)	Ms. Carmody was elected Senior Vice President – Human Resources in August 2008. She had served as Vice President of Organizational Effectiveness from July 2006 to August 2008.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

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

At December 31, 2011, NSTAR Electric’s primary and secondary distribution and transmission system consisted of 20,775 circuit miles of overhead lines, 12,145 circuit miles of underground lines, 258 substation facilities and approximately 1,183,000 active customer meters.

NSTAR Gas’ principal natural gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. In addition, it shares an interest in a jointly owned administration office and service building, and owns three district office buildings and several natural gas receiving and take stations. As of December 31, 2011, the gas system included approximately 3,154 miles of gas distribution lines, approximately 191,350 services and approximately 281,600 customer meters together with the necessary measuring and regulating equipment. In addition, Hopkinton owns a liquefaction and vaporization plant and above ground cryogenic storage tanks. NSTAR Gas and Hopkinton own a satellite vaporization plant and above ground cryogenic storage tanks. Combined, the tanks have an aggregate storage capacity equivalent to 3.5 Bcf of natural gas.

NSTAR Com owns 279 miles of fiber optic network that represents approximately 85,000 fiber miles of network.

Item 3.	Legal Proceedings

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation, for which it has appropriately recognized legal liabilities. Management has reviewed the range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that could be in excess of amounts recognized and amounts covered by insurance, and determined that the range of reasonably possible legal liabilities would not be material. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition and cash flows.

Item 4.	Mine Safety Disclosures – Not Applicable

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information and (c) Dividends

The NSTAR Common Shares, $1 par value, are listed on the New York Stock Exchange under the symbol “NST.” NSTAR’s Common Shares closing market prices at December 31, 2011 and 2010 were $46.96 and $42.19 per share, respectively.

The NSTAR Common Shares high and low market prices per common share as reported by the New York Stock Exchange composite transaction reporting system and dividends declared per common share for each of the quarters in 2011 and 2010 were as follows:

	2011			2010
	Market Prices		Dividends Declared	Market Prices		Dividends Declared
	High	Low		High	Low
First quarter	$46.56	$41.07	$0.425	$37.04	$32.53	$0.400
Second quarter	$47.45	$43.33	$0.425	$37.68	$33.60	$0.400
Third quarter	$47.00	$38.92	$0.425	$39.84	$34.46	$0.400
Fourth quarter	$47.40	$40.80	$0.283	$42.94	$38.90	$0.425

NSTAR paid common share dividends to shareholders of $176.1 million and $168.3 million in 2011 and 2010, respectively. The fourth quarter of 2011 dividend was a pro rata dividend declared to synchronize the dividend payment timing with NU in anticipation of completing the pending merger with NU. This pro rata dividend amount of $0.28332 per common share is a 60 day period equivalent to the most recent quarterly dividend rata of $0.425. NSTAR changed its regular quarterly dividend schedule to end of quarter common dividends payments. Future common dividends, when declared, are expected to be paid on the last business day of March, June, September and December.

On January 26, 2012, NSTAR declared a regular dividend of $0.45 per share payable on March 30, 2012 to shareholders of record March 1, 2012, an increase of 5.9% from its prior rate of $0.425 per share.

(b) Holders

As of December 31, 2011, there were 17,738 registered holders of NSTAR Common Shares.

(d) Securities authorized for issuance under equity compensation plans

The following table provides information about NSTAR’s equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	2,594,311	(1)	$31.42	(2)	988,729
Equity compensation plans not approved by shareholders	N/A		N/A		N/A

Total	2,594,311		$31.42		988,729

(1)	Includes 2,077,002 common shares to be issued upon the exercise of options and 517,309 common shares for distribution of deferred shares and performance units, if issued at target, pursuant to the terms of the 2007 NSTAR Long Term Incentive Plan.
(2)	The weighted-average exercise price does not take into account deferred shares or performance units, which have no exercise price.

The NSTAR 2007 Long Term Incentive Plan (the 2007 Plan) permits a variety of stock and stock-based awards, including stock options, deferred stock and performance share units to be granted to key employees. The aggregate number of NSTAR Common Shares that have initially been authorized for issuance under the 2007 Plan is 3.5 million. The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards beyond ten years after its effective date. Stock options and stock awards vest over a three-year period from the date of grant. Performance share units are granted at target, and the number of shares distributed at the end of the three-year performance period are based on the Company total shareholder return and earnings per common share growth. The Executive Personnel Committee (EPC) of the Board of Trustees approves stock-based awards for executives. However, the Chief Executive Officer’s (CEO) award must also be approved by the independent members of the Board of Trustees. The EPC and Board of Trustees established that the date of grant for annual stock-based awards under the 2007 Plan is the date each year on which the Board of Trustees approves the CEO’s stock award. Options are granted at the full market price of the NSTAR Common Shares on the date of grant. NSTAR did not grant stock options during 2011.

(e) Purchases of equity securities

Common Shares of NSTAR issued under the NSTAR Dividend Reinvestment and Direct Common Shares Purchase Plan, the 2007 Plan and the NSTAR Savings Plan may consist of newly issued shares from the Company or shares purchased in the open market by the Company or an independent agent. During the three-month period ended December 31, 2011, the shares listed below were acquired in the open market. NSTAR did not issue any new Common Shares in 2011, 2010, or 2009.

	Total Number of Common Shares Purchased	Average Price Paid Per Share
October	111,579	$44.71
November	158,737	$44.46
December	42,799	$46.60

Total Fourth Quarter	313,115	$44.84

(f) Stock Performance Graphs

The following stock performance graphs and related information shall not be deemed “soliciting material” or “as filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates them by reference into such filing.

The stock performance graph presentations set forth below compare cumulative five-year and ten-year shareholder returns with the Standard & Poor’s 500 Index (S&P 500) and the Edison Electric Institute Index (EEI Index), a recognized industry index of 55 investor-owned utility companies. Pursuant to the SEC’s regulations, the graphs below depict the investment of $100 at the commencement of the measurement periods, with dividends reinvested.

Five-Year Performance Graph

Ten-Year Performance Graph

Item 6.	Selected Consolidated Financial Data

The following table summarizes five years of selected consolidated financial data.

(in thousands, except per share data)	2011	2010	2009	2008	2007
Operating revenues (a)	$2,930,395	$2,916,921	$3,054,357	$3,212,411	$3,136,761

Net income: from continuing operations (b)	$269,438	$235,994	$244,015	$225,996	$213,056
Net income: from discontinued operations	—	$116,955	$9,233	$11,551	$8,459

Net income: attributable to common shareholders	$269,438	$352,949	$253,248	$237,547	$221,515
Per common share:
Basic earnings -
Continuing operations	$2.60	$2.25	$2.28	$2.11	$1.99
Discontinued operations	—	1.11	0.09	0.11	0.08

Total earnings	$2.60	$3.36	$2.37	$2.22	$2.07
Diluted earnings -
Continuing operations	$2.59	$2.24	$2.28	$2.11	$1.99
Discontinued operations	—	1.11	0.09	0.11	0.08

Total earnings	$2.59	$3.35	$2.37	$2.22	$2.07
Cash dividends declared (d)	$1.558	$1.625	$1.525	$1.425	$1.325
Assets from continuing operations	$8,065,354	$7,933,925	$7,976,929	$8,093,996	$7,588,570
Assets of discontinued operations (a)	$—	$—	$167,857	$175,493	$170,975
Long-term debt (a)(c)	$1,757,418	$2,173,423	$1,754,236	$1,928,708	$1,929,348
Transition property securitization (c)	$43,493	$127,860	$212,205	$331,209	$483,961
Preferred stock of subsidiary	$43,000	$43,000	$43,000	$43,000	$43,000

(a)	On December 21, 2009, NSTAR announced the sale of its wholly-owned subsidiary, MATEP. The sale was completed on June 1, 2010. MATEP is classified as discontinued operations. MATEP’s operating revenues and long-term debt amounts are excluded from the selected financial data presented.
(b)	Includes impact of preferred stock dividends of subsidiary to the noncontrolling interest.
(c)	Excludes the current portion.
(d)	In anticipation of the merger closing, a pro-rata dividend of $0.283 was declared in the fourth quarter of 2011 to synchronize the dividend payment schedule with NU. On January 26, 2012, a dividend of $0.45 per share was declared payable March 30, 2012 to shareholders of record on March 1, 2012. This increased the dividend rate by 5.9%.

Selected Quarterly Consolidated Financial Data (Unaudited) (a)

(in thousands, except earnings per share)
	Operating Revenues (c)	Operating Income (c)	Net Income (d)	Earnings Per Share (b)
				Basic	Diluted
2011
First quarter	$792,698	$123,942	$56,411	$0.54	$0.54
Second quarter	$651,411	$122,458	$61,133	$0.59	$0.59
Third quarter	$809,058	$185,725	$97,561	$0.94	$0.94
Fourth quarter	$677,228	$115,127	$54,333	$0.53	$0.52

2010
First quarter	$767,468	$119,110	$59,718	$0.56	$0.56
Second quarter	$656,624	$122,604	$171,024	$1.61	$1.61
Third quarter	$798,477	$183,558	$75,538	$0.73	$0.73
Fourth quarter	$694,352	$109,998	$46,669	$0.45	$0.45

(a)	This information is provided in accordance with Regulation S-K, Item 302(a).
(b)	The sum of the quarters may not equal annual basic and diluted earnings per share due to rounding.
(c)	NSTAR completed the sale of its wholly-owned subsidiary, MATEP, on June 1, 2010. The results of operations of MATEP are classified as discontinued operations in 2010. Operating revenues and Operating income of MATEP are excluded from the selected data presented.
(d)	The gain on sale of MATEP of $109.4 million is reflected in second quarter 2010 net income. Third quarter 2010 results include a one-time charge of $20.5 million for an income tax settlement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

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

NSTAR consolidates two wholly-owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding, LLC. These entities were created to complete the sale of electric rate reduction certificates to a special purpose trust created by two Massachusetts state agencies. These financing transactions securitized the costs incurred related to the divestiture of generation assets and long-term power contracts. The activities of a third special purpose subsidiary, BEC Funding LLC, were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

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

Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement, at closing, NSTAR will become a wholly-owned subsidiary of NU. On March 4, 2011, shareholders of each company approved the merger and adopted the Merger Agreement. Under the terms of the Merger Agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent of the post-merger company and former NSTAR shareholders will own approximately 44 percent of the post-merger company.

The post-merger company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. Acting pursuant to the terms of the Merger Agreement, on October 14, 2011, NU and NSTAR formally extended the date by which either party has the right to terminate the Merger Agreement should all required closing conditions not be satisfied, including receipt of all required regulatory approvals, from October 16, 2011 to April 16, 2012.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission. On February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). Consent of the Nuclear Regulatory Commission (NRC) was received on December 20, 2011.

Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending merger provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-merger net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. Upon conclusion of the public evidentiary hearings on July 28, 2011, the DPU issued a briefing schedule that arranged for a series of intervenor and NSTAR and NU briefs and reply briefs culminating in the delivery of the final NSTAR and NU reply briefs on September 19, 2011. Subsequently, NSTAR and NU agreed to different intervenor motions to extend the briefing schedule, and the DPU consented to these motions. The final NSTAR and NU reply briefs were filed on October 31, 2011.

On July 15, 2011, the Massachusetts Department of Energy Resources (DOER) filed a motion for an indefinite stay in the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU originally scheduled Oral Arguments for November 17, 2011 regarding the DOER’s Motion to Stay the proceeding, which were postponed during the fourth quarter of 2011 while NSTAR, NU and other parties made attempts to narrow and discuss the issues presented by the DOER’s Motion to Stay. On January 6, 2012, the Oral Arguments were conducted regarding the DOER’s Motion to Stay. At the Oral Argument, DOER withdrew its request for a fully adjudicated rate case, which would have required an extended stay of the proceeding. NSTAR and NU await approval of the merger from the DPU.

Connecticut

On June 1, 2011, the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Connecticut Department of Public Utility Control (DPUC), issued a declaratory ruling stating that it lacked jurisdiction to review the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the PURA with instructions to reopen the docket and review the merger transaction.

On January 4, 2012, the PURA issued a draft decision in Docket No. 10-12-05RE01 that revised its earlier declaratory ruling of June 1, 2011, which had concluded it did not have jurisdiction to review the pending merger between NU and NSTAR. Following oral arguments on January 12, 2012, the PURA issued its final decision on January 18, 2012 that concluded that NU and NSTAR must seek approval to merge from the PURA pursuant to Connecticut state law. On January 19, 2012, NU and NSTAR filed their merger review application with the PURA. On January 20, 2012, the PURA issued a procedural schedule that includes a draft decision on March 26, 2012 and a final decision on April 2, 2012.

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

On June 3, 2010, NSTAR entered into a $125 million Accelerated Share Repurchase (ASR) program with an investment bank, which delivered 3,221,649 NSTAR Common Shares to NSTAR under the ASR.

In the fourth quarter of 2010, upon settlement of the ASR, NSTAR recorded a final adjustment to common equity for the termination of the ASR reflecting the receipt of approximately $2.3 million in cash from the investment bank. No additional shares were delivered to NSTAR at the conclusion of the ASR. The excess of amounts paid over par value for the 3,221,649 Common Shares delivered was allocated between “Retained earnings” and “Premium on common shares” in the Consolidated Statements of Common Shareholders’ Equity.

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

a. Revenue Recognition

Electric and gas revenues are based on rates approved by the DPU and the FERC. Revenues related to the sale, transmission and distribution of energy delivery service are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the sales to individual customers is based on systematic meter readings throughout a month. Meters that are not read during a given month are estimated and trued-up to actual use in a future period. At the end of each month, aggregate amounts of energy delivered to customers since the date of their last meter reading are estimated and the corresponding unbilled revenue is recorded. Unbilled electric revenue is estimated each month based on daily territory load (customer energy requirements), estimated line losses and applicable customer rates. Unbilled natural gas revenues are estimated based on estimated purchased gas volumes, estimated gas losses and applicable customer rates. Accrued unbilled revenues recorded in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010 were $50.8 million and $55.4 million, respectively.

The level of revenues is subject to seasonal weather conditions. Electric sales volumes are typically higher in the winter and summer than in the spring or fall. Gas sales volumes are impacted by colder weather since a substantial portion of NSTAR Gas’ customer base uses natural gas for heating purposes. As a result, NSTAR realizes a higher level of revenue during the summer and winter.

NSTAR’s nonutility revenues are recognized when services are rendered. Revenues are based, for the most part, on long-term contractual arrangements.

b. Regulatory Accounting

NSTAR follows accounting policies prescribed by GAAP, the FERC, and the DPU. In addition, NSTAR and its subsidiaries are subject to the accounting and reporting requirements of the SEC. As rate-regulated companies, NSTAR’s utility subsidiaries are subject to the application of an accounting standard for rate-regulated entities, Accounting Standards Codification (ASC) 980, Regulated Operations. ASC 980 considers the effects of regulation resulting from differences in the timing of their recognition of certain revenues and expenses from those of other businesses and industries. NSTAR’s distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of ASC 980. This ratemaking process results in the recording of regulatory assets or regulatory liabilities (including cost of removal) based on the probability of current and future cash flows. Regulatory assets represent incurred or accrued costs that have been deferred because they are probable of future recovery from customers. Regulatory liabilities may represent collections from customers that have been deferred because they will be expended in the future. NSTAR continuously reviews its regulatory assets to assess their ultimate recoverability within the approved regulatory guidelines. NSTAR expects to fully recover these regulatory assets in its rates. If future recovery of any deferred costs ceases to be probable, NSTAR would be required to charge such deferred amounts to earnings. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

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

NSTAR’s Pension Plan and PBOP Plan assets are impacted by fluctuations in the financial markets. Fluctuations in the fair value of the Pension Plan and PBOP Plan assets impact the funded status, accounting costs, and cash funding requirements of these Plans. The earnings impact of increased Pension and PBOP costs is substantially mitigated by NSTAR’s DPU-approved pension and PBOP rate adjustment mechanism. Under the PAM, NSTAR recovers its pension and PBOP expense through a reconciling rate mechanism. The PAM removes the volatility in earnings that could result from fluctuations in financial market conditions and plan experience.

There were no significant changes to NSTAR’s pension and PBOP benefits in 2011, 2010, and 2009. As further described in Note I, “Pension and Other Postretirement Benefits,” in the accompanying Notes to the Consolidated Financial Statements, the discount rate for NSTAR’s Pension Plan obligation was 4.52% and 5.30% at December 31, 2011 and 2010, respectively. The discount rate for NSTAR’s PBOP obligation was 4.58% and 5.45% at December 31, 2011 and 2010, respectively. These discount rates align with market conditions and the cash flow projections of NSTAR’s pension and PBOP obligations. The expected long-term rate of return on both pension plan and PBOP assets was 8.0% in 2011 and 2010 compared to 9.0% in 2009. Changes in these assumptions have an impact on reported pension and PBOP costs and obligations.

The following table reflects the projected benefit obligation and cost sensitivities associated with a change in certain actuarial assumptions by the indicated percentage for continuing operations. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

(in thousands)
Actuarial Assumption	Change in Assumption	Impact on Projected Benefit Obligation Increase/(Decrease)	Impact on 2011 Cost Increase/(Decrease)
Pension:
Increase in discount rate	50 basis points	$(78,247)	$(7,824)
Decrease in discount rate	50 basis points	$77,436	$7,034
Increase in expected long-term rate of return on plan assets	50 basis points	N/A	$(4,729)
Decrease in expected long-term rate of return on plan assets	50 basis points	N/A	$4,729

Actuarial Assumption
Other Postretirement Benefits:
Increase in discount rate	50 basis points	$(56,646)	$(6,953)
Decrease in discount rate	50 basis points	$63,916	$7,849
Increase in expected long-term rate of return on plan assets	50 basis points	N/A	$(1,559)
Decrease in expected long-term rate of return on plan assets	50 basis points	N/A	$1,559

Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio that approximates the settlement of Plan obligations. In determining the expected long-term rate of return on plan assets, NSTAR considers past performance and economic forecasts for the types of investments held by the Plan as well as the target allocation for the investments over a long-term period. The expected long-term rate of return on Plan assets could vary from actual year-to-year returns. The actual allocation for investments may vary from the target allocation at any particular time. During 2011, NSTAR contributed $125 million to the Pension Plan and $30 million to the PBOP Plan. In 2012, NSTAR expects to contribute $25 million to the Pension Plan and $30 million to the PBOP Plan.

The Company is in compliance with the funding requirements of The Pension Protection Act (PPA) and the Worker, Retiree and Employer Recovery Act (WRERA) as of December 31, 2011.

d. Uncertain Tax Positions

Accounting for uncertain tax positions requires management to use judgment in assessing the potential exposure from tax positions taken that may be challenged by taxing authorities. Management is required to assess the possibility of alternative outcomes based upon all facts available at the reporting date. These estimates could differ significantly from the ultimate outcome. For additional information on uncertain tax positions and estimates used therein, refer to “Income Tax Matters” included in this MD&A.

Investments in Yankee Companies

NSTAR Electric has an equity ownership of 14% in Connecticut Yankee Atomic Power Company (CY), 14% in Yankee Atomic Electric Company (YA), and 4% in Maine Yankee Atomic Power Company (MY), (collectively, the Yankee Companies). CY, YA, and MY plant sites have been decommissioned in accordance with NRC procedures. Amended licenses continue to apply to the Independent Spent Fuel Storage Installations (ISFSI) where spent nuclear fuel is stored at these sites. CY, YA, and MY remain responsible for the security and protection of the ISFSI and are required to maintain radiation monitoring programs at the sites. NU also owns direct interests in the three Yankee companies. Should the NSTAR-NU merger close, the combined NSTAR and NU ownership would exceed 50% for CY and YA.

Yankee Companies Spent Fuel Litigation

NSTAR Electric is part owner of three decommissioned New England nuclear power plants, Connecticut Yankee (CY), Yankee Atomic (YA) and Maine Yankee (MY) (the Yankee Companies). The Yankee Companies have been party to ongoing litigation at the Federal level with respect to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel generated in years through 2001 for CY and YA, and through 2002 for MY (DOE Phase I Damages). NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively. The case has been going through the appeal process in the Federal courts, oral arguments were held in November 2011 and a final decision on this appeal could be received by May 2012.

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

Derivative Instruments

Energy Contracts

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $3.4 million and $2.4 million liability as of December 31, 2011 and 2010, respectively. NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract and recorded a long-term derivative liability and a corresponding long-term regulatory asset for the fair value of this contract. Changes in the fair value of the contract have no impact on earnings.

NSTAR Gas has only one significant natural gas supply contract. This contract is an all-requirements portfolio asset management contract that expires in October 2012. The following costs were incurred and recorded to “Cost of gas sold” on the accompanying Consolidated Statements of Income:

	Years ended December 31,
(in millions)	2011	2010	2009
Natural gas supply costs incurred on NSTAR Gas’ all-requirements contract	$127	$139	$177

Refer to the accompanying Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

Natural Gas Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure natural gas supply, and qualify as derivative financial instruments. The fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date. All actual costs incurred or benefits realized when these contracts are settled are included in the CGAC of NSTAR Gas. NSTAR Gas records a regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income. These derivative contracts extend through April 2013. As of December 31, 2011, these natural gas hedging agreements, representing fourteen individual contracts, hedged 11,450 BBtu. The settlement of these contracts may have a short-term cash flow impact. Over the long-term, any such effects are mitigated by a regulatory recovery mechanism from these costs. The settlement of these financial contracts resulted in the following additional charges that were recorded to “Cost of gas sold” on the accompanying Consolidated Statements of Income:

	Years ended December 31,
(in millions)	2011	2010	2009
Settlement of NSTAR Gas’ financial contracts	$12	$10	$47

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

	December 31,
(in millions)	2011	2010
Asset retirement obligation	$35	$34

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

	December 31,
(in millions)	2011	2010
Regulatory liability - cost of removal	$291	$279

FASB/IASB Convergence—Potential Changes to GAAP

The Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) (together the Boards) continue to review a number of common subject matter areas in the long-term pursuit of compatible accounting standards. As part of that effort, the FASB has released a variety of proposed authoritative standards for comment, some of which are joint issuances with the IASB. There are proposed changes to GAAP, such as in the areas of leases and revenue recognition, which in their currently proposed form, could impact the regulated utility industry.

The proposed guidance on leases would require NSTAR (as a lessee) to record an asset and an offsetting liability in its Consolidated Balance Sheet for long-term contracts with respect to the right to use property and equipment, transactions that are currently treated as operating leases. These changes could impact the calculated results of NSTAR’s debt to equity ratios, requirements under existing credit facilities and the timing of expense of leases and the income statement captions the expense is recorded to. The proposed revenue recognition guidance could require increased disclosure with respect to some regulatory mechanisms that contain certain incentive-based revenues that have become more prevalent in the utility industry.

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

	January 1,
	2012	2011	2010	2009
Annual inflation-adjusted distribution rate – SIP increase (decrease)	0.96%	(0.19)%	1.32%	1.74%

The adjustment increase will be 0.96% of the distribution rates, effective January 1, 2012 representing approximately $8 million during 2012. Due to low inflation factors and a productivity offset, there was a slight distribution rate reduction effective January 1, 2011. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge. The Rate Settlement Agreement implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric’s distribution return on equity (excluding incentives) should it exceed 12.5% or fall below 8.5%. Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase. NSTAR Electric did not exceed the 12.5%, or fall below the 8.5% distribution return on equity during 2011, 2010 or 2009.

Pursuant to a 2008 DPU order, Massachusetts electric utilities must adopt rate structures that decouple the volume of energy sales from the utility’s revenues in their next rate case. The exact timing of the next rate case has not yet been determined.

Basic Service Rates

Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through Basic Service for those customers who choose not to buy energy from a competitive energy supplier. Basic Service rates are reset every six months (every three months for large commercial and industrial customers). The price of Basic Service is intended to reflect the average competitive market price for electric power. As of December 31, 2011, customers of NSTAR Electric had approximately 42% of their load requirements provided through Basic Service. NSTAR Electric fully recovers its energy costs through DPU-approved rate mechanisms.

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

NSTAR Electric and NSTAR Gas filed final performance reports for 2010 with the DPU on March 1, 2011. The NSTAR Gas report has been approved and the NSTAR Electric report is pending a decision. Based on the reports filed, no penalties were assessable for the performance year.

NSTAR believes that NSTAR Electric and NSTAR Gas service quality performance levels for 2011 were not in a penalty situation. The final performance reports are expected to be filed with the DPU by March 1, 2012.

c. Emergency Preparation and Restoration of Service for Electric & Gas Customers

Under Massachusetts law and regulation, the DPU has established standards of performance for emergency preparation and restoration of service for gas and electric companies. As a remedy to violation of those standards, the DPU is authorized to levy a penalty not to exceed $250,000 for each violation for each day that the violation persists up to a maximum penalty of $20 million for any related series of violations.

NSTAR believes that it is not in a penalty situation with respect to the performance of NSTAR Electric and NSTAR Gas during declared emergency events to date.

d. Regulatory Matters

Massachusetts Regulatory Environment

In 2008, the Massachusetts Legislature passed the Green Communities Act (GCA) energy policy legislation designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. Significant features of the GCA include:

•	Requires electric and natural gas distribution companies to file energy efficiency investment plans to include fully reconciling funding mechanisms and incentives;

•	Requires utility distribution companies to undertake various Green programs, including the solicitation of bids for long-term renewable energy procurement contracts;

•

Increases Renewable Portfolio Standards and Alternative Energy Portfolio Standards for utilities and other electricity suppliers regarding the power that they purchase. Requirements to purchase power from new renewable resources will increase in increments of 1% per year from 4% in 2009 to 15% in 2020, plus 1% per year thereafter. Requirements to purchase from alternative portfolio resources will gradually increase from 1% in 2009 to 5% in 2020. By 2020, NSTAR Electric anticipates purchasing 27.1% of its power under these mandates, as compared to a total of 12.1% in 2009.

The GCA allows for utilities to recover in rates the incremental costs associated with its various mandated programs. NSTAR Electric and NSTAR Gas are in compliance with all requirements of the GCA.

In 2008, the Massachusetts Global Warming Solutions Act (GWSA) was enacted. The GWSA contains a framework for reducing greenhouse gas (GHG) emissions across the Massachusetts economy, ultimately mandating reductions of GHG emissions of 80 percent below 1990 levels by 2050, with intermediate goals for 2020, 2030 and 2040. In 2010, the Massachusetts Executive Office of Energy and Environmental Affairs issued a policy directive establishing an intermediate goal of 25 percent for 2020. The GWSA identifies three major methods for reducing greenhouse gas emissions, which are: clean energy, energy efficiency, and reduced energy usage. However, the implementation details for the aggregate limit are not prescribed by the GWSA and are subject to further determination. The DPU has construed the GWSA to require consideration of “reasonably foreseeable climate change impacts, including additional greenhouse gas emissions” in rendering its decisions. NSTAR cannot predict the effect of the GWSA on its future results of operations, financial positions, or cash flows.

Electric and Gas Rate Decoupling

In 2008, the DPU issued an order to all Massachusetts’ electric and gas distribution utility companies that requires them to develop plans to decouple their rates/revenues from sales volumes in the next general distribution rate proceeding occurring subsequent to the 2008 order implementing decoupling. This action is intended to encourage utility companies to help their customers reduce energy consumption. Decoupling of rates will allow utility companies to carry out the mandates of the GCA and at the same time collect the adequate level of revenues to maintain the quality and reliability of electric and gas services. This order allows companies to file for a revenue adjustment representing partial recovery of lost base revenues caused by incremental energy efficiency spending until their decoupling rate plans are approved. Once decoupled rate plans are approved, revenues will be set at a level designed to recover the utility companies’ incurred costs plus a return on their investment. This revenue level will be reconciled with actual revenues received from decoupled rates on an annual basis and any over or under collection will be refunded to or recovered from customers in the subsequent year. NSTAR Electric and NSTAR Gas have not yet applied for decoupled rate structures.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric recovers incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2011, NSTAR Electric has incurred a cumulative incremental revenue requirement of approximately $83 million, including $17 million incurred in 2011. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). In October 2010, the SJC allowed a stay of the DPU’s order pending appeal. Briefs were filed during the summer of 2011 and oral arguments were held on December 8, 2011. A decision by the SJC is expected in the first half of 2012. As of December 31, 2011, the potential pre-tax impact to earnings of eliminating the fully reconciling nature of the bad debt adder would be approximately $22 million. NSTAR cannot predict the exact timing of this appeals process or the ultimate outcome. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

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

FERC Proceeding Regarding Base ROE of New England Transmission Operators

On September 30, 2011, the Attorney General of Massachusetts and other ratepayer advocates representing the six New England states, filed a complaint with the FERC seeking to reduce the 11.14% base return on equity (Base ROE) used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff (OATT). A change in the Base ROE would adversely impact the investor-owned utilities (New England Transmission Owners, or NETOs), including NSTAR Electric, that own transmission facilities within the footprint of ISO-NE, which serves as the regional transmission organization for New England.

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

As of December 31, 2011, NSTAR Electric has estimated that each 10 basis point change in the authorized base ROE would change annual earnings by approximately $0.5 million.

e. Other

Energy Efficiency Plans

NSTAR Electric and NSTAR Gas administer demand-side management energy efficiency programs. The Massachusetts Green Communities Act (GCA) directed electric and natural gas distribution companies to develop three-year energy efficiency plans. The first three-year plan covering the period 2010 through 2012 was approved by the DPU and represents a significant expansion of energy efficiency activity in Massachusetts. Like the historical programs, the current three-year plan includes financial incentives based on energy efficiency program performance. In addition, the DPU has stated that it will permit distribution companies that do not yet have rate decoupling mechanisms in place to implement Lost Base Revenue (LBR) rate adjustment mechanisms in order to partially offset reduced distribution rate revenues as a result of successful energy efficiency programs.

During 2011, NSTAR Electric and NSTAR Gas recognized recoverable Energy Efficiency program expenses of $114.5 million and $17.7 million, respectively.

In 2008, pursuant to the DPU’s Guidelines relative to energy efficiency programs, it was contemplated that prior to the conclusion of year two (2011) of the first three-year program, each Massachusetts company that administers energy efficiency programs, including NSTAR Electric and NSTAR Gas, would submit mid-term modifications to their programs based on customer participation and savings achieved. The NSTAR 2012 mid-term modifications were submitted to the DPU in late 2011 for approval. In 2012, NSTAR Electric and NSTAR Gas anticipate that their separate recoverable expenses, inclusive of program administrator incentives, will be $227 million and $27.4 million, respectively.

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

Pursuant to the TSA, NPT will sell firm electric transmission rights to Hydro Renewable Energy over the 1,200 megawatt Northern Pass line for a forty-year term. The TSA was approved by the FERC on February 14, 2011 without modification. NPT will charge cost-based rates to Hydro Renewable Energy under the TSA for firm transmission service using a FERC-approved formula rate. The projected cost-of-service calculation includes a return on equity (ROE) of 12.56 percent through the construction phase of the project, after which the ROE will be tied to the ISO-New England regional rate base ROE (which is currently 11.14 percent) plus 142 basis points. The TSA rates will be based on a deemed capital structure for NPT of 50 percent debt and 50 percent equity. During the development phase and the construction phase under the TSA, NPT will be recording non-cash Allowance for Funds Used During Construction (AFUDC) earnings.

In October 2010, NPT filed the Northern Pass project design with ISO-NE for technical approval and filed a Presidential Permit application with the U.S. Department of Energy (DOE), which seeks permission to construct and maintain facilities that cross the Québec and New Hampshire border and connect to the Hydro-Québec TransÉnergie facilities in Québec. During March 2011, the DOE held public meetings in New Hampshire seeking public comment on Northern Pass. In response to concerns raised at those meetings, on April 12, 2011, NPT revised its Presidential Permit application with the DOE. On June 15, 2011, DOE indicated that the public scoping comment period will be extended at least 45 days past the date the alternative route proposal is filed. NPT is evaluating alternative routes and has secured some properties whether by ownership or by negotiating rights of way.

The extended route evaluation process is expected to result in the beginning of construction in 2014, and a completion date in the fourth quarter of 2016. The revised timing is not anticipated to have a material impact on the project budget. The estimated project costs are approximately $1.1 billion. NSTAR’s 25% share of the Northern Pass costs will total approximately $280 million.

On March 30, 2011, the New Hampshire House of Representatives approved House Bill 648, which would preclude non-reliability projects, such as Northern Pass, from using eminent domain to acquire property for construction of transmission lines. On June 2, 2011, the New Hampshire Senate voted to send House Bill 648 back to the Senate Judiciary Committee for further study. The New Hampshire Senate voted on January 25, 2012 to approve a bill that precludes electric transmission projects that do not receive regional cost allocation from utilizing eminent domain. The bill awaits a House vote.

Recent Major Storm Events and Service Restoration

In late August 2011, Tropical Storm Irene (Irene) presented heavy rains and damaging winds to Massachusetts and the Eastern Seaboard. Irene caused considerable damage in NSTAR Electric’s service territory. Approximately 500,000 customer outages occurred on the NSTAR Electric system in its aftermath. This represents the most severe damage event on the NSTAR Electric system in nearly 20 years. On September 15, 2011, the DPU, on its own initiative, initiated an investigation into the efforts of NSTAR Electric and one other Massachusetts electric company to restore power to their customers in the aftermath of Irene. NSTAR Electric filed a Final Event Report with the DPU regarding Irene on October 3, 2011.

In late October 2011, an unprecedented early snow storm brought heavy, wet snow and strong winds to the region, impacting the electric service of approximately 200,000 NSTAR Electric customers. On November 8, 2011, the DPU opened an additional investigation to review NSTAR Electric and two other Massachusetts electric companies and their responses to the October snowstorm. NSTAR Electric filed a Final Event Report with the DPU regarding the October snowstorm on December 16, 2011.

On December 20, 2011, NSTAR Electric filed a Report of Emergency Response Plan Improvements with the DPU outlining steps that had been implemented prior to and also following the October snowstorm to improve restoration performance. The DPU has announced it will conduct a further hearing regarding NSTAR Electric’s storm response on May 7, 2012.

NSTAR Electric’s DPU-approved storm accounting mechanism helps to reduce the volatility of the earnings impact of severe storm restoration events. The Company is permitted to recognize or amortize the incremental costs of severe storm restoration over several periods. The incremental cost incurred for Irene was approximately $24 million and the October snowstorm was approximately $14 million.

Transmission Capital Improvement Project – Lower SEMA

The Lower Southeastern Massachusetts (SEMA) Project consists of an expansion and upgrade of existing transmission infrastructure, and construction of a new 31 mile, 345kV transmission line that will cross the Cape Cod Canal. On December 16, 2011, ISO-NE issued formal approval for the Lower SEMA 345 kV Transmission

Project to be included in the Pool Transmission Facility regional rates. At a hearing held on January 12, 2012, the Massachusetts Energy Facilities Siting Board (EFSB) voted unanimously to direct the EFSB Staff to prepare tentative decisions for public comment based on the EFSB’s approval of the project subject to the conditions of NSTAR Electric providing reports to the EFSB every six months on project costs and schedule of construction. Further conditions may be imposed. The Cape Cod Commission (CCC) unanimously approved the project on January 19, 2012. The cost estimate of this project is approximately $110 million; NSTAR Electric anticipates that the project will be in-service in 2012 or early 2013 dependent on the timing of final regulatory approvals.

General Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation, for which it has appropriately recognized legal liabilities. Management has reviewed the range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that could be in excess of amounts accrued and amounts covered by insurance, and determined that the range of reasonably possible legal liabilities would not be material. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, cash flows or financial condition.

Income Tax Matters

Tax Legislation

Tax legislation enacted in December 2010 increased the benefit of bonus depreciation to 100% for tax purposes to qualified property placed in service after September 8, 2010 and before January 1, 2012. This legislation also provided a benefit of 50% bonus depreciation in 2012. NSTAR realized approximately $65 million of tax savings in 2010 and approximately $124 million in 2011 from bonus depreciation. NSTAR expects to realize approximately $75 million in benefits during 2012. The positive cash flow benefit generated is an acceleration of tax benefits that NSTAR would have otherwise received over 20 years.

Settlement with IRS Office of Appeals of RCN Corporation (RCN) Share Abandonment Issue

On September 30, 2010, NSTAR accepted a settlement offer from the IRS Office of Appeals (IRS Appeals) on issues related to its 2001-2007 Federal income tax returns. This development resolved all outstanding tax matters related to this period, including the RCN share abandonment issue.

As previously disclosed, on December 24, 2003, NSTAR formally abandoned 11.6 million shares of RCN common stock. NSTAR deducted the share abandonment on its 2003 Federal income tax return as an ordinary loss. The settlement with IRS Appeals includes a resolution on the characterization of the loss related to the RCN share abandonment. In 2010, NSTAR recognized a one-time after-tax charge of $20.5 million, including interest, related to the settlement on the accompanying Consolidated Statements of Income as follows:

(in millions)	Year ended December 31, 2010
Tax portion recorded to “Tax settlement” caption	$15.9
Interest portion recorded to “Interest – tax settlement” caption	4.6

After-tax charge for settlement of RCN issue	$20.5

Receipt of Federal Tax Refund for 2001-2007 Tax Years

On April 21, 2011, NSTAR received a $143.3 million refund from the IRS relating to the 2001-2007 tax years. The approved settlement and receipt of the refund resolves all outstanding tax matters for these years.

Open Tax Years

The 2011 Federal income tax return is being reviewed under the IRS Compliance Assurance Process (CAP). CAP accelerates the examination of the return in order to resolve issues before the tax return is filed. The outcome and the timing of any potential audit adjustments are uncertain. All years prior to 2011 have been examined by the IRS.

Common Share Dividends

The Board of Trustees of NSTAR declared regular quarterly dividends of $0.425 per share as follows:

•	On November 18, 2010, payable February 1, 2011 to shareholders of record on January 7, 2011.

•	On March 24, 2011, payable May 2, 2011 to shareholders of record on April 8, 2011.

•	On June 23, 2011, payable August 1, 2011 to shareholders of record on July 8, 2011.

•	On September 29, 2011, payable November 1, 2011 to shareholders of record on October 21, 2011.

On December 1, 2011, NSTAR’s Board of Trustees, in anticipation of NSTAR completing its pending merger with NU, and with the intent of synchronizing dividend payment schedules, declared a pro-rata dividend. For the period from October 22, 2011, the day after the last dividend record date, a dividend of $0.004722 per common share per day was declared for the period through and including December 20, 2011. The record date for the pro-rata dividend was announced by the Board of Trustees to be the earlier of the day before the closing date of the merger or December 20, 2011. Since the merger did not close prior to December 20, 2011, the pro-rata dividend for the 60-day period amounted to $0.28332 per share with a record date of December 20, 2011. The pro rata dividend was paid on January 3, 2012.

Future regular quarterly common dividends, when declared, are expected to be paid on the last business day of March, June, September and December. On January 26, 2012, the Board of Trustees declared a regular quarterly dividend of $0.45 per common share, payable March 30, 2012 to shareholders of record on March 1, 2012.

Results of Operations

The following section of MD&A compares the results of operations for each of the three fiscal years ended December 31, 2011, 2010, and 2009, and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

2011 compared to 2010

Executive Summary

NSTAR performance results in 2011 are as follows:

•	Diluted EPS decreased $0.76 from $3.35 to $2.59

•	Continuing operations EPS increased from $2.24 to $2.59

•	Discontinued operations EPS decreased by $1.11

•	Achieved a total shareholder return for 2011 of 16.2%

•	Maintained strong financial condition and bond ratings at “A+/A” levels

•	Increased positive cash flows from operations

Earnings per common share were as follows:

	Years ended December 31,
	2011	2010	% Change
Basic -
Continuing operations	$2.60	$2.25	15.6
Income from discontinued operations	—	0.07	—

	2.60	2.32	12.1
Gain on sale of discontinued operations	—	1.04	—

Total earnings per share	$2.60	$3.36	(22.6)

Diluted -
Continuing operations	$2.59	$2.24	15.6
Income from discontinued operations	—	0.07	—

	2.59	2.31	12.1
Gain on sale of discontinued operations	—	1.04	—

Total earnings per share	$2.59	$3.35	(22.7)

Net income attributable to common shareholders was $269.4 million, or $2.59 per diluted share, for 2011 compared to $352.9 million, or $3.35 per diluted share for 2010. The current year includes a net charge of $6.4 million, or $0.06 per share, for costs associated with the pending merger with Northeast Utilities. The year 2010 includes a one-time gain on the sale of MATEP of $109.9 million, or $1.04 per share, a one-time charge of $20.5 million, or $0.20 per share, associated with an IRS settlement and merger-related costs of $6 million, or $0.05 per share. Excluding the merger costs in 2011 and 2010, MATEP gain on sale in 2010 and the IRS settlement in 2010, earnings were $275.9 million and $269.5 million, or $2.65 and $2.56 per diluted share, in 2011 and 2010, respectively, an increase of 3.5%. Major factors on an after-tax basis that contributed to the $6.4 million, or 2.4%, increase include:

•	Higher gas distribution revenues due to a 2.4% increase in sales ($1.2 million)

•	Higher lost base revenues and performance incentives related to the impacts of Energy Efficiency programs ($7.3 million)

•	Higher transmission revenues ($10.9 million)

•	Higher earnings contribution from NSTAR Communications ($3.6 million)

•	The absence in 2011 of the cumulative impact of a true-up adjustment resulting from a DPU order in May 2010 related to NSTAR Electric’s transition revenues for the years 2006-2009 ($3 million)

•	Lower net interest charges ($3 million)

These increases in earnings factors were partially offset by:

•	Lower electric revenues (0.7% decrease in sales) due to cooler summer weather and the impact of energy conservation programs ($5.4 million)

•	Higher depreciation and property taxes ($8.7 million)

•	Higher operations and maintenance expense ($5 million)

•	Absence of MATEP results of operations ($7 million)

Significant cash flow events during 2011 include the following:

•

Cash flows from continuing operating activities provided approximately $780.1 million, an increase of $158.7 million as compared to 2010. The increase primarily reflects receipt of a tax refund and the associated interest totaling $143.3 million. Other favorable impacts include the timing of energy supply payments and customer collections related to these energy costs and lower income tax payments as a result of bonus tax depreciation benefits in 2011.

•	NSTAR invested approximately $447.1 million in capital projects to improve system reliability and capacity.

•	NSTAR paid approximately $176.1 million in common share dividends, retired $99.3 million in long-term and securitized debt and reduced short-term borrowings by $76 million.

Electric and Gas Sales

The following is a summary of retail electric and firm gas and transportation sales for the years indicated:

	Years ended December 31,
	2011	2010	% Change Decrease
Retail Electric Sales - MWH
Residential	6,749,124	6,840,860	(1.3)
Commercial, Industrial, and Other	14,753,324	14,812,980	(0.4)

Total retail sales	21,502,448	21,653,840	(0.7)

	Years ended December 31,
	2011	2010	% Change Increase
Firm Gas Sales and Transportation - BBtu
Residential	20,594	20,153	2.2
Commercial and Industrial	21,822	21,333	2.3
Municipal	3,067	2,945	4.1

	45,483	44,431	2.4

NSTAR’s electric energy sales in 2011 decreased 0.7% compared to 2010. The decrease was weather related, primarily due to a cooler second and third quarter of 2011 and a warmer than normal fourth quarter. These unfavorable weather conditions were partially offset by the first quarter weather of 2011 which had colder weather than the same period of 2010. Heating degree-days in NSTAR’s service area for 2011 were up 1% from 2010.

The 2.4% increase in firm gas and transportation sales is primarily due to the colder first quarter winter and cooler spring conditions during 2011 as compared to the prior year, with some favorable impact from customer conversions from oil to gas.

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

NSTAR Electric’s retail peak load for 2011 reached an all-time high demand of 4,978 MW on July 22 that was 0.4% more than the previous level of 4,959 MW established in August 2006 and 4% more than the 2010 peak demand of 4,786 MW.

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

As shown in the table below, weather conditions during 2011 measured by heating degree-days and cooling degree-days, respectively, were 1% higher/colder relating to heating degree-days and 6.9% lower/cooler related to cooling degree-days as compared to 2010, favorably impacting gas revenues, but unfavorably impacting revenues from electric sales. The first two quarterly periods of 2011 measured by heating degree-days were higher/colder as compared to 2010, favorably impacting gas revenues. The third quarter of 2011 cooling degree-days were 2.6% lower as compared to 2010, unfavorably impacting revenues from electric sales. The third quarter is typically a very low volume sales quarter for gas. The fourth quarter of 2011 heating degree-days were 20.9% lower/warmer as compared to 2010, unfavorably impacting revenues from gas sales. Weather conditions during 2011 compared to the normal 30-year average for the same annual period, were 6.1% lower/warmer and 29.6% higher/warmer for heating and cooling degree-days, respectively. Refer to the “Electric Revenues” and “Gas Revenues” sections below for more detailed discussions.

Heating Degree-Days (Worcester, MA)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
2011	3,400	893	113	1,898	6,304
2010	3,046	668	128	2,400	6,242
Normal 30-Year Average	3,263	961	161	2,325	6,710

Cooling Degree-Days (Boston, MA)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
2011	—	193	789	25	1,007
2010	—	259	810	13	1,082
Normal 30-Year Average	—	176	593	8	777

Operating Revenues

Operating revenues for 2011 increased $13.5 million, or 0.5%, from 2010 as follows:

			Increase/(Decrease)
(in millions)	2011	2010	Amount	Percent
Electric revenues
Retail distribution and transmission	$1,196.9	$1,190.9	$6.0	0.5%
Energy, transition, and other	1,308.4	1,299.0	9.4	0.7%

Total electric revenues	2,505.3	2,489.9	15.4	0.6%
Gas revenues
Firm and transportation	153.3	150.4	2.9	1.9%
Energy supply and other	271.8	276.6	(4.8)	(1.7)%

Total gas revenues	425.1	427.0	(1.9)	(0.4)%

Total operating revenues	$2,930.4	$2,916.9	$13.5	0.5%

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

The increase of $6.0 million, or 0.5%, in retail distribution and transmission revenues primarily reflects:

•	Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes ($3.7 million)

•	Increased PAM-related recovery revenues due to increased amortization of previously deferred costs ($8.3 million)

These increases were offset by:

•	Decreased distribution revenues due to decreased sales of 0.7% due to the impact of weather conditions and a negative annual inflation rate adjustment ($8.9 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge. The $9.4 million, or 0.7%, increase in energy, transition, and other revenues is primarily attributable to higher energy efficiency revenues due to the expansion of these programs, partially offset by lower average Basic Service rates in effect due to lower energy costs. NSTAR has recognized $7.1 million in 2011 of Lost Base Revenues (LBR) relating to the impacts of the Energy Efficiency Programs implemented under the GCA. LBR, which is subject to DPU approval, is being collected in rates.

Gas revenues

Firm and transportation gas revenues primarily represent charges to customers for the Company’s recovery of costs of its capital investment in gas infrastructure, including a return component, and for the recovery of costs for the ongoing operation and maintenance of that infrastructure. The transportation revenue component represents charges to customers for the recovery of costs to move the natural gas through pipelines from gas suppliers to take stations located within the Company’s service area. Firm and transportation revenues increased $2.9 million, or 1.9%, primarily due to an increase in gas sales volumes of 2.4%, with some impact from customer conversions from oil to gas.

Energy supply and other gas revenues primarily represent charges to customers for the recovery of costs to the Company in order to acquire the natural gas in the marketplace and a charge for recovery of the Company’s gas supplier service costs. The energy supply and other revenues decrease of $4.8 million, or 1.7%, primarily reflects a decrease in the cost of gas supply. These revenues are fully reconciled with the costs recognized by the Company and, as a result, do not have an effect on NSTAR’s consolidated net income

Operating expenses

Purchased power and transmission expense was $1,075.2 million in 2011 compared to $1,141.0 million in 2010, a decrease of $65.8 million, or 5.8%. The decrease in expense reflects lower Basic Service and other energy costs of $57.3 million resulting from lower energy commodity prices and lower transmission costs of $8.5 million due to a decrease in regional network support costs. NSTAR Electric adjusts its rates to collect the costs related to energy supply from customers on a fully reconciling basis. Due to this rate adjustment mechanism, changes in the amount of energy supply expense have no impact on consolidated net income.

Cost of gas sold, representing NSTAR Gas’ supply expense, was $221.8 million in 2011 compared to $233.9 million in 2010, a decrease of $12.1 million, or 5.2%. The decrease in expense primarily reflects lower natural gas supply costs partially offset by higher sales of 2.4% and higher settlements of gas hedge contracts. NSTAR Gas maintains a flexible resource portfolio consisting of an all-requirements gas supply contract, transportation contracts on interstate pipelines, market area storage, and peaking services. NSTAR Gas adjusts its rates to collect costs related to gas supply from customers on a fully reconciling basis and therefore changes in the amount of energy supply expense have no impact on consolidated net income.

Operations and maintenance expense was $463.6 million in 2011 compared to $447.3 million in 2010, an increase of $16.3 million, or 3.6%. One significant component of this increase in expense is higher pension and PBOP related PAM amortization costs ($8.7 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expense were transmission costs ($4.8 million), storm-related expenses ($4 million), higher maintenance costs ($2.8 million), and higher labor and labor-related costs ($1.2 million). Partially offsetting the increase was lower bad debt expense ($4.6 million).

Depreciation and amortization expense was $303.1 million in 2011 compared to $311.9 million in 2010, a decrease of $8.8 million, or 2.8%. The decrease primarily reflects the lower amortization costs related to the reduction of securitized transition costs, offset by higher depreciable distribution and transmission investments.

Energy efficiency programs expense was $193.5 million in 2011 compared to $129.7 million in 2010, an increase of $63.8 million, or 49.2%. These costs are in accordance with the three-year plan program guidelines established by the DPU and are collected from customers on a fully reconciling basis.

Property and other taxes expense was $125.9 million in 2011 compared to $117.8 million in 2010, an increase of $8.1 million, or 6.9%, reflecting higher overall property investments and higher municipal property tax rates.

Interest charges (income):

Long-term debt and transition property securitization certificate interest charges were $126.7 million in 2011 compared to $136 million in 2010, a decrease of $9.3 million, or 6.8%. The decrease in interest charges reflects scheduled principal pay downs of transition property securitization debt and the retirements of NSTAR’s $500 million, 8% Notes in mid-February 2010 and NSTAR Electric’s $125 million, 7.80% Debentures in May 2010. These reductions in interest expense were partially offset by interest expense for NSTAR Electric’s $300 million, 5.50% Debentures issued in March 2010.

Interest income and other, net were $27.6 million of net interest income in 2011 compared to $30.4 million of net interest income in 2010, a decrease of $2.8 million, or 9.2%, due to decreased interest income on tax issues of $9.9 million, partially offset by higher interest income of $2.4 million from regulatory deferrals and $3.2 million in interest income from legal matters.

Other income (deductions):

Interest – tax settlement reflects the interest expense accrual of $4.6 million resulting from the 2010 settlement with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment.

Other income was $3 million in 2011 compared to $5 million in 2010, a decrease of $2 million, or 40%. The decrease relates primarily to lower investment earnings and lower cash surrender value of insurance policies.

Other deductions were $11.3 million in 2011 compared to $12.3 million in 2010, a decrease of $1 million, or 8.1%. The decrease is related to lower funding contributions made to the NSTAR Foundation of $2.6 million and lower other miscellaneous deductions partially offset by higher merger-related costs of $3 million.

Income tax expense:

Tax settlement reflects the 2010 income tax expense accrual of $15.9 million resulting from the settlement with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment.

Income tax expense was $168.4 million in 2011 compared to $163.8 million in 2010, an increase of $4.6 million, or 2.8%, primarily reflecting a higher pre-tax operating income in 2011.

2010 compared to 2009

Executive Summary

NSTAR performance results in 2010 are as follows:

•	EPS increased $0.98 from $2.37 to $3.35, a 41% increase

•	The Company’s common share dividend was increased in 2010 by 6.3%

•	Cash flows from operations increased from $611.2 million to $621.4 million, or 1.7%

•	NSTAR realized a $109.9 million gain, net of tax from the sale of MATEP, its district energy operation facility

•	The total shareholder return for 2010 was 19.7%

•	NSTAR, NSTAR Electric, and NSTAR Gas each maintained their A+ S&P corporate credit ratings

•	NSTAR completed $425 million in long-term debt financing transactions at favorable interest rates

•	NSTAR executed a $122.7 million common share repurchase

Earnings per common share were as follows:

	Years ended December 31,
	2010	2009	% Change
Basic –
Continuing operations	$2.25	$2.28	(1.3)
Income from discontinued operations	0.07	0.09	(22.2)

	2.32	2.37	(2.1)
Gain on sale of discontinued operations	1.04	—	—

Total earnings per share	$3.36	$2.37	41.8

Diluted –
Continuing operations	$2.24	$2.28	(1.8)
Income from discontinued operations	0.07	0.09	(22.2)

	2.31	2.37	(2.5)
Gain on sale of discontinued operations	1.04	—	—

Total earnings per share	$3.35	$2.37	41.4

Net income attributable to common shareholders was $352.9 million for 2010 compared to $253.2 million for 2009. 2010 includes a $109.9 million MATEP gain, a one-time charge of $20.5 million associated with an IRS settlement and merger-related costs of $6 million. Excluding these non-recurring items, earnings were $269.5 million, an increase of $16.3 million, or 6.4%. Major factors on an after-tax basis that contributed to the increase include:

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

Significant cash flow events during 2010 included the following:

•

Cash flows from continuing operating activities provided $621.4 million, an increase of $10.2 million as compared to 2009. The increase primarily reflects lower pension contributions, partially offset by the timing of the collection of energy costs from customers and higher income tax payments.

•

Cash flows from investing activities included $360.2 million in capital spending on projects to improve system reliability and capacity. Cash flows from discontinued operations included $343 million in gross cash proceeds from the sale of MATEP.

•

Cash outflows from financing activities included a common share repurchase program payment of $122.7 million, retirement of $721.6 million in long-term and securitized debt, repayment of MATEP’s long-term debt of $85.5 million, and $168.3 million in common share dividends. Significant inflows included NSTAR Gas issuing $125 million of 4.46% Mortgage Notes and NSTAR Electric issuing $300 million of 5.50% Debentures with an effective rate of 5.61%.

Electric and Gas Sales

The following is a summary of retail electric and firm gas and transportation sales for the years indicated:

	000000	000000	000000
	Years ended December 31,
	2010	2009	% Change Increase
Retail Electric Sales - MWH
Residential	6,840,860	6,462,562	5.9
Commercial, Industrial, and Other	14,812,980	14,509,355	2.1

Total retail sales	21,653,840	20,971,917	3.3

	00000000	00000000	00000000
	Years ended December 31,
	2010	2009	% Change Decrease
Firm Gas Sales and Transportation - BBtu
Residential	20,153	21,021	(4.1)
Commercial and Industrial	21,333	21,598	(1.2)
Municipal	2,945	3,094	(4.8)

	44,431	45,713	(2.8)

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

Primarily weather, but also to a lesser extent fluctuations in fuels costs, conservation measures, and economic conditions affect sales to NSTAR’s residential and small commercial customers. Economic conditions, fluctuations in fuel costs, and conservation measures affect NSTAR’s large commercial and industrial customers. In terms of customer sector characteristics, industrial sales are less sensitive to weather than residential and commercial sales, which are influenced by temperature variations. Refer to the “Electric Revenues“ and “Gas Revenues” sections below for more detailed discussions.

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

Heating Degree-Days (Worcester, MA)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
2010	3,046	668	128	2,400	6,242
2009	3,352	938	271	2,341	6,902
Normal 30-Year Average	3,273	970	163	2,332	6,738

Cooling Degree-Days (Boston, MA)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
2010	—	259	810	13	1,082
2009	—	79	512	—	591
Normal 30-Year Average	—	176	593	8	777

Operating Revenues

Operating revenues for 2010 decreased 4.5% from 2009 as follows:

			Increase/(Decrease)
(in millions)	2010	2009	Amount	Percent
Electric revenues
Retail distribution and transmission	$1,190.9	$1,059.6	$131.3	12.4%
Energy, transition, and other	1,299.0	1,510.9	(211.9)	(14.0)%

Total retail electric revenues	2,489.9	2,570.5	(80.6)	(3.1)%
Gas revenues
Firm and transportation	150.4	146.8	3.6	2.5%
Energy supply and other	276.6	337.1	(60.5)	(17.9)%

Total gas revenues	427.0	483.9	(56.9)	(11.8)%

Total operating revenues	$2,916.9	$3,054.4	$(137.5)	(4.5)%

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

The increase of $131.3 million, or 12.4%, in retail distribution and transmission revenues primarily reflects:

•

Increased transmission revenues primarily due to the recovery of a higher transmission investment base, including higher depreciation and property taxes and recovery of higher regional network service and other costs ($73.5 million)

•	Increased sales of 3.3% due to the impact of weather conditions, in addition to the annual inflation rate adjustment ($37.6 million)

Energy, transition, and other revenues primarily represent charges to customers for the recovery of costs incurred by the Company in order to acquire the energy supply on behalf of its customers and a transition charge for recovery of the Company’s prior investments in generating plants and the costs related to long-term power contracts. The energy revenues relate to customers being provided energy supply under Basic Service. These revenues are fully reconciled to the costs incurred and have no impact on NSTAR’s consolidated net income. Energy, transition, and other revenues also reflect revenues related to the Company’s ability to effectively reduce stranded costs (incentive entitlements), rental revenue from electric property, and annual cost reconciliation true-up adjustments. The $211.9 million, or 14%, decrease in energy, transition, and other revenues is primarily attributable to lower Basic Service rates in effect due to lower energy costs. Uncollected transition costs as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge.

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

Operations and maintenance expense was $447.3 million in 2010 compared to $411.2 million in 2009, an increase of $36.1 million, or 8.8%. The primary increase in expense reflects higher pension and PBOP related PAM amortization costs ($20 million). Fluctuations in PAM amortization do not have an earnings impact as these costs are fully recovered from customers. Also contributing to the higher expenses were labor and employee related costs ($5.5 million), higher storm-related expenses ($4.6 million), higher transmission maintenance costs ($4.2 million), and higher bad debt expense ($1.7 million).

Depreciation and amortization expense was $311.9 million in 2010 compared to $370.1 million in 2009, a decrease of $58.2 million, or 15.7%. The decrease primarily reflects the completion of the 10-year amortization related to merger integration costs and lower amortization costs related to the pay-down of securitized transition costs, offset by higher depreciable distribution and transmission plant-in-service.

Energy efficiency programs expense was $129.7 million in 2010 compared to $89 million in 2009, an increase of $40.7 million, or 45.7%. These costs are in accordance with program guidelines established by the DPU and are collected from customers on a fully reconciling basis plus a performance incentive. NSTAR anticipated a further increase in Energy Efficiency spending during 2010 and in future years driven by requirements of the GCA. Those spending increases are funded partially through proceeds from the Regional Greenhouse Gas Initiative and through NSTAR’s participation in the Forward Capacity Market.

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

Other income (deductions):

Interest – tax settlement reflects the 2010 interest expense accrual of $4.6 million due to the IRS as a result of the settlement with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment.

Other income was $5 million in 2010 compared to $6.6 million in 2009, a decrease of $1.6 million, or 24.2%. The decrease relates primarily to lower investment income.

Other deductions were $12.3 million in 2010 compared to $3.7 million in 2009, an increase of $8.6 million, or 232.4%. The increase relates primarily to merger-related expenses of $6.4 million related to the pending merger of NSTAR and NU, higher funding contributions made to the NSTAR Foundation of $0.9 million and higher other miscellaneous deductions of $1.3 million.

Income tax expense:

Tax settlement reflects the 2010 income tax accrual of $15.9 million resulting from the settlement with the IRS Office of Appeals regarding the characterization of the loss related to the RCN share abandonment.

Income tax expense was $163.8 million in 2010 compared to $146.9 million in 2009, an increase of $16.9 million, or 11.5%, primarily reflecting a higher pre-tax operating income in 2010.

Liquidity, Commitments and Capital Resources

Access to Capital Markets

NSTAR has been able to consistently and successfully access capital markets to issue long-term debt and also to facilitate short-term financing for working capital needs. NSTAR and its subsidiaries utilize the commercial paper market to meet their short-term cash requirements. NSTAR and NSTAR Electric currently have Revolving Credit Agreements in place through December 2012. These Credit Agreements serve as a liquidity backup to the commercial paper program. Short-term commercial paper debt obligations are commonly refinanced to long-term obligations with fixed-rate bonds or notes as needed or when interest rates are considered favorable. Refer to the accompanying Item 1A, “Risk Factors,” for a further discussion.

NSTAR continuously evaluates the funding level of its Pension and PBOP plans and the extent to which additional cash contributions may be necessary. Should NSTAR elect to increase its future level of funding to these plans, NSTAR believes it has adequate access to capital resources to support its contributions.

Working Capital

During 2011 and 2010, NSTAR successfully refinanced several current maturities of long-term debt obligations. NSTAR’s (Holding company) $500 million Note that matured in February 2010 was financed with debt issued in the prior year. On January 14, 2010, NSTAR Gas entered into a $125 million Bond Purchase Agreement with private investors on a 10-year First Mortgage Bond series at a coupon rate of 4.46%. Funding took place on January 28, 2010. On March 16, 2010, NSTAR Electric issued, at a discount, $300 million of 5.50% Debentures due 2040. The proceeds from this sale were used to retire NSTAR Electric’s short-term debt and for other corporate purposes. On May 17, 2010, NSTAR Electric retired its $125 million, 7.8% Debentures as scheduled. On August 1, 2011, NSTAR Electric redeemed $15 million of Massachusetts Industrial Finance Agency Bonds, 5.75% due February 2014, at par.

NSTAR believes that it has adequate access to short-term credit markets to facilitate its working capital needs at favorable terms. As of December 31, 2011, NSTAR, NSTAR Electric, and NSTAR Gas had $175 million, $450 million, and $75 million, respectively, in available unused revolving credit facilities in order to meet working capital needs.

Capital Expenditures and Contractual Obligations

The most recent estimates of capital expenditures for 2012 and the years 2013-2016 are as follows:

(in millions)	2012	2013-2016
Plant expenditures:
Electric	$455	$1,355
Gas	65	185

	$520	$1,540

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

In addition to plant expenditures, NSTAR enters into a variety of contractual obligations and other commitments in the course of ordinary business activities. The following table summarizes NSTAR’s significant contractual cash obligations as of December 31, 2011:

(in millions)	2012	2013	2014	2015	2016	Years Thereafter	Total
Long-term debt maturities	$401	$2	$302	$5	$—	$1,455	$2,165
Interest obligations on long-term debt	113	94	86	79	79	755	1,206
Securitization obligations	49	43	—	—	—	—	92
Interest obligations on transition property securitization	5	1	—	—	—	—	6
Leases of property	3	3	1	1	1	—	9
Leases of capital equipment	10	9	8	6	5	12	50
Transmission obligations	4	4	4	3	—	—	15
Purchase obligations	12	—	—	—	—	—	12
Pension and PBOP	55	105	105	105	105	—	475
Electric capacity obligations	1	2	2	2	3	7	17
Gas transportation & storage obligations	60	54	47	25	22	78	286
Gas purchase obligations	157	—	—	—	—	—	157
Decommissioning of nuclear generating units	8	8	8	7	—	—	31
Electric interconnection agreement	4	4	3	3	3	41	58
Renewable electric energy contracts	67	88	87	88	52	251	633
Electric energy contracts (Basic Service)	411	—	—	—	—	—	411
Purchase power buy-out obligations	32	27	31	31	10	—	131

Total obligations	$1,392	$444	$684	$355	$280	$2,599	$5,754

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

Transmission obligations represent the obligation to support the carrying costs of facilities utilized.

Purchase obligations relate to transmission and distribution equipment, computer software and equipment, and various supplies.

Management cannot estimate projected Pension and PBOP contributions beyond 2016. Refer to Note I, “Pension and Other Postretirement Benefits,” in the accompanying Notes to the Consolidated Financial Statements.

Electric capacity and gas transportation and storage obligations reflect obligations for purchased power and the cost of gas, respectively, and are fully recoverable. As a result, these payment obligations do not affect NSTAR’s results of operations.

Gas purchase obligations is the estimated amount to be paid to NSTAR Gas’ portfolio manager to meet customer demand and replenish inventory.

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

Renewable electric energy contract obligations represent projected payments under long-term agreements.

Electric energy contracts (Basic Service) represent obligations under Basic Service load provider agreements.

The purchase power buy-out obligation relates to NSTAR Electric’s execution of several agreements to buy-out or restructure certain long-term purchase power contracts. NSTAR Electric fully recovers these payments through its transition charge. These amounts represent payments by NSTAR Electric for these agreements.

Current Cash Flow Activity

NSTAR’s primary uses of cash in 2011 included capital expenditures, dividend payments, short-term debt payments, long-term and securitized debt redemptions, and pension and postretirement plan contributions. NSTAR’s primary sources of cash in 2011 included cash from electric and gas operations and an IRS tax refund.

Operating Activities

The net cash provided by continuing operating activities was $780.1 million in 2011, as compared to $621.4 million in 2010, an increase of $158.7 million primarily due to receipt of a tax refund and associated interest of $143.3 million, the timing of energy supply payments and related recovery of these costs from customers, and lower estimated income tax payments due to bonus depreciation benefits.

Investing Activities

The net cash used in investing activities of continuing operations in 2011 was $428.7 million was compared to cash used of $381.2 million in 2010. The majority of the plant expenditures were for system reliability improvements and capacity improvements in the NSTAR service territory. Cash flows from investing activities of discontinued operations consist primarily of the proceeds from the MATEP sale.

Financing Activities

Net cash used in financing activities of continuing operations in 2011 was $352.8 million compared to $552.3 million in 2010, a decrease of $199.5 million. Uses of cash primarily reflect long-term and securitized debt redemptions of $99.3 million in 2011 compared to $721.6 million in 2010. In addition, NSTAR’s short-term debt decreased by $76 million. There were no debt financings in 2011. Sources of cash during 2010 included proceeds from NSTAR Electric’s issuance of $300 million in long-term debt and NSTAR Gas’ issuance of $125 million in long-term debt. Also contributing to the decrease was the absence of a $123.5 million accelerated share repurchase executed in 2010.

Income Tax Payments

During 2011, NSTAR received a net tax refund of $117.3 million and made estimated tax payments of $79.4 million. In 2010, NSTAR made income tax payments of $158.7 million. The tax refund in 2011 relates to the settlement with the IRS Office of Appeals on issues related to its 2001-2007 Federal income tax returns.

Long-Term Financing Activities

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

NSTAR Electric anticipates filing a new two-year financing plan with the DPU during 2012 to seek approval to issue long-term debt securities.

Short-Term Financing Activities

NSTAR’s short-term debt decreased by $76 million to $311.5 million at December 31, 2011 compared to $387.5 million at December 31, 2010. The decrease resulted primarily from the receipt of a tax refund and associated interest of $143.3 million, the timing of energy payments and related recovery of these costs from customers, and lower estimated tax payments due to bonus deprecation benefits.

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times. The prescribed ratio is calculated excluding Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio includes in debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. NSTAR Gas must also maintain a total debt to capitalization ratio no greater than 65% at all times pursuant to its revolving credit agreement. NSTAR Gas was in compliance with its financial covenant requirements, including a minimum equity requirement, under its long-term debt arrangements at December 31, 2011 and 2010. Under the minimum equity requirement, the outstanding long-term debt of NSTAR Gas must not exceed equity. NSTAR’s long-term debt other than its secured debt issued by NSTAR Gas is unsecured.

NSTAR currently has a $175 million revolving credit agreement that expires December 31, 2012. At December 31, 2011 and 2010, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at December 31, 2011 and 2010, had $170 million and $160 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio includes in debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. Commitment fees must be paid on the total agreement amount. At December 31, 2011 and 2010, NSTAR was in full compliance with the aforementioned covenant as the ratios were 55.6% and 56.9%, respectively.

In mid-February 2010, NSTAR retired its $500 million, 8% Notes as scheduled. On March 16, 2010, NSTAR Electric sold $300 million of 5.50% Debentures due March 15, 2040. NSTAR and NSTAR Electric used the proceeds from the issuance of these securities for the redemption or repayment of outstanding long-term debt and short-term debt balances and/or general working capital purposes.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At December 31, 2011 and 2010, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $141.5 million and $227.5 million balances outstanding at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 45.4% and 46.6%, respectively.

In connection with the pending merger with Northeast Utilities, NSTAR and NSTAR Electric received waivers and executed amendments to their respective revolving credit agreements necessary to allow completion of the merger.

NSTAR Gas has a $75 million revolving credit facility. This facility is due to expire on June 8, 2012. As of December 31, 2011 and 2010, NSTAR Gas had no amounts outstanding. At December 31, 2011 and 2010, NSTAR Gas was in full compliance with its covenant in connection with its facility, as the total debt to capitalization ratios were 51.6% and 53.3%, respectively.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR’s or its subsidiaries’ financial condition and credit ratings.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. As of December 31, 2011, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.3 billion of their total common equity (approximately $2.5 billion) to NSTAR and remain in compliance with debt covenants. Based on NSTAR’s key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected cash requirements.

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

Financial and Performance Guarantees

On a limited basis, NSTAR and certain of its subsidiaries may enter into agreements providing financial assurance to third parties.

At December 31, 2011, outstanding guarantees totaled $29.2 million as follows:

(in thousands)
Surety Bonds	$25,694
Hydro-Quebec Transmission Company Guarantees	3,459

Total Guarantees	$29,153

Surety Bonds

As of December 31, 2011, certain of NSTAR’s subsidiaries have purchased a total of $2.2 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR and certain of its subsidiaries have purchased approximately $23.5 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR and certain of its subsidiaries to the Commonwealth of Massachusetts, required as part of the Company’s workers’ compensation self-insurance program. NSTAR and certain of its subsidiaries have indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR’s Senior Note rating to below BBB by S&P and/or to below Baa2 by Moody’s. These indemnity agreements cover both the performance surety bonds and workers’ compensation bonds.

Hydro-Quebec Transmission Company Guarantees

NSTAR and its subsidiaries have also issued $3.5 million of residual value guarantees related to its equity interest in the Hydro-Quebec Transmission Companies, NEH and NHH.

Management believes the likelihood that NSTAR would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Contingencies

Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of December 31, 2011 and 2010, NSTAR had liabilities of $1.3 million and $0.9 million, respectively, for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of December 31, 2011 and 2010, NSTAR had a liability of approximately $10 million and $15.9 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was identified as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

Fair Value of Financial Instruments

Carrying amounts and fair values of long-term indebtedness (excluding notes payable, including current maturities) as of December 31, 2011 and 2010 were as follows:

	2011		2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness of continuing operations (including current maturities)	$2,250,278	$2,559,040	$2,348,925	$2,545,200

As discussed in the following section, NSTAR’s exposure to financial market risk results primarily from fluctuations in interest rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

NSTAR believes its interest risk primarily relates to short-term debt obligations and anticipated future long-term debt financing requirements to fund its capital programs. These short-term debt obligations are typically refinanced with fixed-rate long-term notes as needed and when market interest rates are favorable. At December 31, 2011 and 2010, respectively, all of NSTAR’s long-term debt had fixed interest rates. The Company is exposed to changes in interest rates primarily based on levels of short-term commercial paper outstanding. The weighted average interest rates, excluding fees for short-term indebtedness, were 0.15% and 0.23% for 2011 and 2010, respectively. On a long-term basis, NSTAR mitigates its interest rate risk through the issuance of mostly fixed rate debt of various maturities.

Item 8.	Financial Statements and Supplementary Data

NSTAR

Consolidated Statements of Income

	Years ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Operating revenues	$2,930,395	$2,916,921	$3,054,357

Operating expenses:
Purchased power and transmission	1,075,244	1,141,004	1,260,510
Cost of gas sold	221,768	233,879	297,864
Operations and maintenance	463,609	447,319	411,172
Depreciation and amortization	303,083	311,913	370,082
Energy efficiency programs	193,493	129,718	88,954
Property and other taxes	125,946	117,818	107,073

Total operating expenses	2,383,143	2,381,651	2,535,655

Operating income	547,252	535,270	518,702

Interest charges (income):
Long-term debt	119,034	124,202	132,599
Transition property securitization	7,678	11,826	19,540
Interest income and other, net	(27,599)	(30,383)	(23,503)

Total interest charges	99,113	105,645	128,636

Other (deductions) income:
Interest - tax settlement	—	(4,602)	—
Other income	2,980	5,030	6,564
Other deductions	(11,328)	(12,337)	(3,739)

Total other (deductions) income	(8,348)	(11,909)	2,825

Income from continuing operations before income taxes	439,791	417,716	392,891

Tax settlement	—	15,949	—
Income taxes	168,393	163,813	146,916

Total income taxes	168,393	179,762	146,916

Net income from continuing operations	271,398	237,954	245,975
Gain on sale of discontinued operations, net of tax	—	109,950	—
Income from discontinued operations, net of tax	—	7,005	9,233

Net income	271,398	354,909	255,208
Preferred stock dividends - noncontrolling interest	1,960	1,960	1,960

Net income attributable to common shareholders	$269,438	$352,949	$253,248

Weighted average common shares outstanding:
Basic	103,587	104,981	106,808
Diluted	103,991	105,218	106,996
Earnings per common share - Basic (Note D):
Continuing operations	$2.60	$2.25	$2.28
Discontinued operations	—	1.11	0.09

Total earnings	$2.60	$3.36	$2.37

Earnings per common share - Diluted (Note D):
Continuing operations	$2.59	$2.24	$2.28
Discontinued operations	—	1.11	0.09

Total earnings	$2.59	$3.35	$2.37

Dividends declared per common share	$1.558	$1.625	$1.525

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Net income attributable to common shareholders	$269,438	$352,949	$253,248
Other comprehensive loss from continuing operations, net:
Pension and postretirement benefit costs	(6,028)	(2,451)	(1,032)
Deferred income tax benefit	2,320	994	383

Total other comprehensive loss from continuing operations, net	(3,708)	(1,457)	(649)

Comprehensive income from continuing operations	265,730	351,492	252,599

Other comprehensive income (loss) from discontinued operations, net:
Postretirement benefit (costs)	—	43	(251)
Deferred income tax (expense) benefit	—	(18)	97

Total other comprehensive income (loss) from discontinued operations, net	—	25	(154)

Comprehensive income	$265,730	$351,517	$252,445

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Common Shareholders’ Equity

(in thousands, except share information)

	Common Shares Issued and Outstanding (200,000,000 shares authorized)	Par Value Issued ($1/Share)	Premium on Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2009	106,808,376	$106,808	$813,490	$966,636	$(14,328)	$1,872,606
Equity compensation plans	—	—	2,439	—	—	2,439
Acquisition and retirement of common shares	(3,221,649)	(3,221)	(25,355)	(94,979)	—	(123,555)
Net income attributable to common shareholders	—	—	—	352,949	—	352,949
Dividends declared to common shareholders	—	—	—	(169,619)	—	(169,619)
Postretirement plan of MATEP (discontinued operation sold in June 2010)	—	—	—	—	1,175	1,175
Other comprehensive income:
Amortization of pension & postretirement costs deferred, net of tax	—	—	—	—	(1,432)	(1,432)

Balance, December 31, 2010	103,586,727	103,587	790,574	1,054,987	(14,585)	1,934,563

Equity compensation plans	—	—	(690)	—	—	(690)
Net income attributable to common shareholders	—	—	—	269,438	—	269,438
Dividends declared to common shareholders	—	—	—	(161,420)	—	(161,420)
Other comprehensive income:
Amortization of pension & postretirement costs deferred, net of tax	—	—	—	—	(3,708)	(3,708)

Balance, December 31, 2011	103,586,727	$103,587	$789,884	$1,163,005	$(18,293)	$2,038,183

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

	December 31,
	2011	2010
	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$11,662	$13,083
Restricted cash	—	17,007
Refundable income taxes	—	129,120
Accounts receivable, net of allowance of $32,137 and $35,765, respectively	273,395	272,673
Accrued unbilled revenues	50,801	55,366
Regulatory assets	348,386	389,549
Inventory, at average cost	67,514	51,362
Other	13,382	45,713

Total current assets	765,140	973,873

Utility plant:
Electric and gas, at original cost	6,586,013	6,274,123
Less: accumulated depreciation	1,716,756	1,625,564

Net electric and gas plant in-service	4,869,257	4,648,559
Construction work in progress	170,939	106,710

Net utility plant	5,040,196	4,755,269

Other property and investments:
Unregulated property, at original cost, net	14,931	16,168
Electric equity investments	6,576	5,619
Other investments	77,331	77,157

Total other property and investments	98,838	98,944

Deferred debits:
Regulatory assets	2,122,803	2,054,426
Other deferred debits	38,377	51,413

Total deferred debits and other assets	2,161,180	2,105,839

Total assets	$8,065,354	$7,933,925

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Balance Sheets

	December 31,
	2011	2010
	(in thousands)
Liabilities and Capitalization
Current liabilities:
Long-term debt	$400,687	$687
Transition property securitization	48,680	46,955
Notes payable	311,500	387,500
Income taxes	98,975	105,403
Accounts payable	297,587	294,805
Power contract obligations	42,751	79,200
Accrued interest	24,577	24,025
Dividends payable	29,675	44,351
Accrued expenses	22,757	20,754
Other	72,624	73,761

Total current liabilities	1,349,813	1,077,441

Deferred credits and other liabilities:
Accumulated deferred income taxes	1,408,447	1,305,488
Unamortized investment tax credits	13,575	15,173
Power contract obligations	112,157	143,046
Pension and other postretirement liability	855,079	672,517
Regulatory liability - cost of removal	291,415	279,478
Other	152,774	161,936

Total deferred credits and other liabilities	2,833,447	2,577,638

Capitalization:
Long-term debt:
Long-term debt	1,757,418	2,173,423
Transition property securitization	43,493	127,860

Total long-term debt	1,800,911	2,301,283

Noncontrolling interest - preferred stock of subsidiary	43,000	43,000

Common equity:
Common shares, par value $1 per share, 200,000,000 shares authorized, 103,586,727 issued and outstanding	103,587	103,587
Premium on common shares	789,884	790,574
Retained earnings	1,163,005	1,054,987
Accumulated other comprehensive loss	(18,293)	(14,585)

Total common equity	2,038,183	1,934,563

Total capitalization	3,882,094	4,278,846

Commitments and contingencies
Total liabilities and capitalization	$8,065,354	$7,933,925

The accompanying notes are an integral part of the consolidated financial statements.

NSTAR

Consolidated Statements of Cash Flows

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities:
Net income	$271,398	$354,909	$255,208
Less: Income from discontinued operations, net of tax	—	7,005	9,233
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	—	(175,702)	—
Depreciation and amortization	303,083	311,913	370,082
Debt amortization	5,539	5,617	5,608
Deferred income taxes	81,018	66,974	59,962
Noncash stock-based compensation	9,083	8,776	8,495
Net changes in:
Accounts receivable and accrued unbilled revenues	3,843	(12,786)	56,683
Refundable income taxes	129,120	—	—
Inventory, at average cost	(16,152)	7,945	28,676
Other current assets	32,331	(6,644)	(6,009)
Accounts payable	(20,275)	51,751	(9,832)
Other current liabilities	(9,571)	17,428	(20,471)
Regulatory assets	66,291	57,426	(17,322)
Long-term power contract obligations	(72,848)	(131,958)	(123,776)
Net change from other miscellaneous operating activities	(2,801)	72,788	13,099

Cash provided by operating activities of continuing operations	780,059	621,432	611,170
Cash (used in) provided by operating activities of discontinued operations	—	(71,749)	26,576

Net cash provided by operating activities	780,059	549,683	637,746

Investing activities:
Plant expenditures (including AFUDC)	(447,144)	(360,199)	(375,164)
Proceeds from sale of properties	188	—	2,074
Decrease (increase) in restricted cash	17,007	(17,007)	—
Net change in other investment activities	1,230	(4,025)	(2,595)

Cash used in investing activities of continuing operations	(428,719)	(381,231)	(375,685)
Cash provided by (used in) investing activities of discontinued operations	—	337,707	(3,971)

Net cash used in investing activities	(428,719)	(43,524)	(379,656)

Financing activities:
Long-term debt issuances, net	—	420,194	451,637
Debt issuance costs	—	(3,728)	(3,429)
Transition property securitization redemptions	(82,642)	(94,943)	(154,031)
Long-term debt redemptions	(16,650)	(626,650)	(1,629)
Net change in notes payable	(76,000)	46,500	(241,883)
Acquisition of common shares under accelerated repurchase program	—	(123,555)	—
Common share dividends paid	(176,097)	(168,316)	(160,213)
Preferred stock dividends of subsidiary to the noncontrolling interest	(1,960)	(1,960)	(1,960)
Change in disbursement accounts	7,118	3,895	1,475
Cash received for exercise of equity compensation	3,132	17,001	5,065

NSTAR

Consolidated Statements of Cash Flows

(continued)

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Cash used to settle equity compensation	(11,465)	(22,932)	(13,616)
Windfall tax effect of settlement of equity compensation	1,803	2,146	464

Cash used in financing activities of continuing operations	(352,761)	(552,348)	(118,120)
Cash used in financing activities of discontinued operations	—	(86,776)	(4,756)

Net cash used in financing activities	(352,761)	(639,124)	(122,876)

Net (decrease) increase in cash and cash equivalents	(1,421)	(132,965)	135,214
Adjustment for discontinued operations, net of dividends	—	2,599	(4,149)
Cash and cash equivalents at the beginning of the year	13,083	143,449	12,384

Cash and cash equivalents at the end of the year	$11,662	$13,083	$143,449

Supplemental disclosures of cash flow information:
Continuing operations - Cash (received) paid during the year for:
Interest, net of amounts capitalized	$125,848	$149,129	$141,586
Income taxes	$(37,874)	$102,019	$91,281

Continuing operations - Non-cash investing activity:
Plant additions included in accounts payable	$36,219	$20,280	$26,841

Discontinued operations - Cash paid during the year for:
Interest, net of amounts capitalized	$—	$1,525	$6,369
Income taxes	$—	$56,717	$—

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

NSTAR consolidates two wholly-owned special purpose subsidiaries, BEC Funding II, LLC and CEC Funding, LLC. These entities were created to complete the sale of electric rate reduction certificates to a special purpose trust created by two Massachusetts state agencies. These financing transactions securitized the costs incurred related to the divestiture of generation assets and long-term power contracts. The activities of a third special purpose subsidiary, BEC Funding LLC, were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

2. Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement, at closing, NSTAR will become a wholly-owned subsidiary of NU. On March 4, 2011, shareholders of each company approved the merger and adopted the Merger Agreement. Under the terms of the Merger Agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent of the post-merger company and former NSTAR shareholders will own approximately 44 percent of the post-merger company.

The post-merger company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. Acting pursuant to the terms of the Merger Agreement, on October 14, 2011, NU and NSTAR formally extended the date by which either party has the right to terminate the Merger Agreement should all required closing conditions not be satisfied, including receipt of all required regulatory approvals, from October 16, 2011 to April 16, 2012.

Regulatory Approvals on Pending Merger with Northeast Utilities

Federal

On January 4, 2011, NSTAR and NU received approval from the Federal Communications Commission. On February 10, 2011, the applicable Hart-Scott-Rodino waiting period expired. On July 6, 2011, NSTAR and NU received approval from the Federal Energy Regulatory Commission (FERC). Consent of the Nuclear Regulatory Commission (NRC) was received on December 20, 2011.

Massachusetts

On November 24, 2010, NSTAR and NU filed a joint petition requesting the DPU’s approval of their proposed merger. On March 10, 2011, the DPU issued an order that modified the standard of review to be applied in the review of mergers involving Massachusetts utilities from a “no net harm” standard to a “net benefits” standard, meaning that the companies must demonstrate that the pending merger provides benefits that outweigh the costs. Applicable state law provides that mergers of Massachusetts utilities and their respective holding companies must be “consistent with the public interest.” The order states that the DPU has flexibility in applying the factors applicable to the standard of review. NSTAR and NU filed supplemental testimony with the DPU on April 8, 2011 indicating the merger could provide post-merger net savings of approximately $784 million in the first ten years following the closing of the merger and provide environmental benefits with respect to Massachusetts emissions reductions, global warming policies, and furthering the goals of Massachusetts’ Green Communities Act.

The DPU held public evidentiary hearings during July 2011. Upon conclusion of the public evidentiary hearings on July 28, 2011, the DPU issued a briefing schedule that arranged for a series of intervenor and NSTAR and NU briefs and reply briefs culminating in the delivery of the final NSTAR and NU reply briefs on September 19, 2011. Subsequently, NSTAR and NU agreed to different intervenor motions to extend the briefing schedule, and the DPU consented to these motions. The final NSTAR and NU reply briefs were filed on October 31, 2011.

On July 15, 2011, the Massachusetts Department of Energy Resources (DOER) filed a motion for an indefinite stay in the proceedings. On July 21, 2011, NSTAR and NU filed a response objecting to this motion. The DPU originally scheduled Oral Arguments for November 17, 2011 regarding the DOER’s Motion to Stay the proceeding, which were postponed during the fourth quarter of 2011 while NSTAR, NU and other parties made attempts to narrow and discuss the issues presented by the DOER’s Motion to Stay. On January 6, 2012, the Oral Arguments were conducted regarding the DOER’s Motion to Stay. At the Oral Argument, DOER withdrew its request for a fully adjudicated rate case, which would have required an extended stay of the proceeding. NSTAR and NU await approval of the merger from the DPU.

Connecticut

On June 1, 2011, the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Connecticut Department of Public Utility Control (DPUC), issued a declaratory ruling stating that it lacked jurisdiction to review the NSTAR merger with NU. On June 30, 2011, the Connecticut Office of Consumer Counsel filed a Petition for Administrative Appeal in Connecticut Superior Court requesting that the Superior Court remand the decision back to the PURA with instructions to reopen the docket and review the merger transaction.

On January 4, 2012, the PURA issued a draft decision in Docket No. 10-12-05RE01 that revised its earlier declaratory ruling of June 1, 2011, which had concluded it did not have jurisdiction to review the pending merger between NU and NSTAR. Following oral arguments on January 12, 2012, the PURA issued its final decision on January 18, 2012 that concluded that NU and NSTAR must seek approval to merge from the PURA pursuant to Connecticut state law. On January 19, 2012, NU and NSTAR filed their merger review application with the PURA. On January 20, 2012, the PURA issued a procedural schedule that includes a draft decision on March 26, 2012 and a final decision on April 2, 2012.

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

(in thousands)	2011	2010
Electric -
Distribution	$4,126,728	$3,964,499
Transmission	1,386,906	1,293,294
General	207,280	210,831

Electric utility plant	5,720,914	5,468,624

Gas -
Distribution and Transmission	764,597	706,242
General	100,502	99,257

Gas utility plant	865,099	805,499

Total utility plant	$6,586,013	$6,274,123

7. Unregulated Property

Unregulated property is stated at cost or its net realizable value. Depreciation and amortization of telecommunications equipment is computed on a straight-line basis over the estimated life of the asset, typically 30 years. The following is a summary of unregulated property, plant and equipment, at cost less accumulated depreciation, at December 31:

(in thousands)	2011	2010
Telecommunications equipment	$39,480	$39,487
Land	4,783	4,783
Buildings and improvements	3,464	3,464
Less: accumulated depreciation	(32,796)	(31,566)

Total unregulated property, net	$14,931	$16,168

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

	Years ended December 31,
(dollars in millions)	2011	2010	2009
Overall average depreciation rate for utility plant	3.0%	3.0%	3.1%
Depreciation and amortization expense of utility plant	$189.9	$184.1	$176.7
Depreciation and amortization expense on telecommunications equipment	$1.2	$2.5	$2.5

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

	Years ended December 31,
	2011	2010	2009
Average AFUDC rate	0.29%	0.41%	0.50%

10. Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents at December 31, 2011 and 2010 are comprised of liquid securities with maturities of 90 days or less when purchased.

In accordance with the financial assurance policy of ISO-New England Inc. (ISO-NE), NSTAR Electric had $17 million on deposit in an escrow account at December 31, 2010. This policy was modified during 2011 resulting in the refund of this deposit to NSTAR Electric. Accordingly, this deposit is presented as a “Current assets: Restricted cash” in the accompanying Consolidated Balance Sheets at December 31, 2010.

NSTAR’s banking arrangements provide for daily cash transfers to its disbursement accounts as vendor checks are presented for payment. These banking arrangements do not permit the right of offset amongst subsidiaries’ cash accounts. As a result, credit balances of certain subsidiary disbursement accounts in the amounts of $32.2 million and $25.1 million, respectively, at December 31, 2011 and 2010 are included in “Current liabilities: Accounts payable” on the accompanying Consolidated Balance Sheets. Changes in the balances of the disbursement accounts are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

13. Equity Method of Accounting

NSTAR uses the equity method of accounting for investments in corporate joint ventures in which it does not have a controlling interest. Under this method, it records as income or loss the proportionate share of the net earnings or losses of the joint ventures with a corresponding increase or decrease in the carrying value of the investment. The investment is reduced as cash dividends are received. NSTAR participates in several corporate joint ventures in which it has investments, principally its 14.5% equity investment in two companies, New England Hydro-Transmission Electric Company, Inc. (NEH) and New England Hydro-Transmission Corporation (NHH) that own and operate transmission facilities and its 25% equity investments in Northern Pass Transmission LLC (NPT), a joint venture with NU to build, own and operate a transmission facility to import electricity from the Hydro-Quebec system in Canada. NSTAR also retains equity investments ranging from 4% to 14% in three regional nuclear facilities (CY, MY, and YA), all of which have been decommissioned in accordance with the federal NRC procedures.

14. Interest Income and Other, Net

Major components of interest income and other, net were as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009
Regulatory deferrals carrying charges	$29,462	$27,056	$21,708
Income tax related interest (expense) income	(2,245)	7,639	6,825
Other interest income (expense)	483	(3,850)	(4,165)
Short-term debt	(435)	(884)	(1,373)
AFUDC	334	422	508

Total interest income and other, net	$27,599	$30,383	$23,503

Other interest income (expense) includes interest expense on life insurance policies, loan facility charges, and interest on customer deposits, partially offset by interest income on legal matters.

15. Other Income (Deductions)

Major components of other income were as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009
Earnings, dividends, and other income related to equity investments	$763	$892	$891
Interest and rental income	1,089	1,263	2,658
Income from life insurance policies	949	2,528	2,786
Miscellaneous other income, net	179	347	229

Total other income	$2,980	$5,030	$6,564

Major components of other deductions were as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009
Merger-related expenses	$(9,372)	$(6,416)	$—
NSTAR Foundation funding contributions	—	(2,606)	(1,736)
Other charitable contributions	(957)	(1,229)	(992)
Miscellaneous other deductions	(999)	(2,086)	(1,011)

Total other deductions	$(11,328)	$(12,337)	$(3,739)

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

	Years ended December 31,
(in millions)	2011	2010	2009
Proceeds from sales of long-term power contracts	$148.4	$162.0	$147.1

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

(in thousands)	Years ended December 31,
	2011	2010	2009
Operating revenues	$—	$52,232	$116,887
Operating expenses	—	38,977	94,452
Interest charges	—	2,754	6,892
Other income (expense)	—	276	(845)
Income tax expense	—	3,772	5,465

Income from discontinued operations	—	7,005	9,233
Gain on sale of discontinued operations	—	175,702	—
Income tax expense on gain on sale	—	(65,752)	—

Net income from discontinued operations	$—	$116,955	$9,233

Effective December 21, 2009, with the execution of a purchase and sale agreement, NSTAR ceased recording depreciation and amortization expense on MATEP in accordance with MATEP’s classification as a discontinued operation. Had NSTAR continued to record depreciation and amortization expense through May 2010 and in 2009, additional charges of $3.5 million and $0.5 million would have been recognized, respectively.

Note C. Share Repurchase Program

In connection with the sale of MATEP, NSTAR’s Board of Trustees approved a share repurchase program of up to $200 million of NSTAR Common Shares.

On June 3, 2010, NSTAR entered into a $125 million Accelerated Share Repurchase (ASR) program with an investment bank, which delivered to NSTAR 3,221,649 Common Shares under the ASR.

In the fourth quarter of 2010, upon settlement of the ASR, NSTAR recorded a final adjustment to common equity for the termination of the ASR reflecting the receipt of approximately $2.3 million in cash from the investment bank. No additional shares were delivered to NSTAR at the conclusion of the ASR. The excess of amounts paid over par value for the 3,221,649 Common Shares delivered was allocated between “Retained earnings” and “Premium on common shares” in the Consolidated Statements of Common Shareholders’ Equity.

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

The following table summarizes the reconciling amounts between basic and diluted EPS:

(in thousands, except per share amounts)	2011	2010	2009
Net income attributable to common shareholders	$269,438	$352,949	$253,248
Earnings per common share - Basic:
Continuing operations	$2.60	$2.25	$2.28
Discontinued operations	—	1.11	0.09

Total earnings per share	$2.60	$3.36	$2.37

Earnings per common share - Diluted:
Continuing operations	$2.59	$2.24	$2.28
Discontinued operations	—	1.11	0.09

Total earnings per share	$2.59	$3.35	$2.37

Weighted average common shares outstanding for basic EPS	103,587	104,981	106,808
Effect of dilutive shares:
Weighted average dilutive potential common shares	404	237	188

Weighted average common shares outstanding for diluted EPS	103,991	105,218	106,996

The following table summarizes potential common shares that are excluded from the calculation of diluted EPS as their effect would be anti-dilutive:

(in thousands)	2011	2010	2009
Deferred shares	—	—	199
Stock options	—	262	1,013
Performance shares	53	62	—

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

	December 31,
(in millions)	2011	2010
Asset retirement obligation	$35	$34

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

	December 31,
(in millions)	2011	2010
Regulatory liability - cost of removal	$291	$279

Note F. Regulatory Assets

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

Regulatory assets consisted of the following:

	December 31,
(in thousands)	2011	2010
Retiree benefit costs	$1,180,697	$963,172
Goodwill	557,741	577,901
Securitized and other energy-related costs	368,520	496,416
Energy contracts (including Yankee units)	154,908	222,245
Income taxes, net	47,856	25,250
Redemption premiums	18,171	20,748
Purchased energy costs	1,964	(5,249)
Other	141,332	143,492

Total current and long-term regulatory assets	$2,471,189	$2,443,975

Amortization expense recorded to “Depreciation and amortization” on the accompanying Consolidated Statements of Income on certain regulatory assets for 2011, 2010, and 2009, was $112.0 million, $125.3 million, and $190.9 million, respectively. The amortization of other regulatory assets is recorded to “Purchased power and transmission” on the accompanying Consolidated Statements of Income.

Retiree benefit costs

Retiree benefit-related regulatory assets at December 31, 2011 and 2010 are $1,180.7 million and $963.2 million, respectively. (Refer to Note I, “Pension and Other Postretirement Benefits,” for further details.) NSTAR recovers its qualified pension and PBOP expenses through a reconciling rate mechanism (PAM). NSTAR recognizes a regulatory asset as an offset for the liability that is recognized for the funded status of the Pension and PBOP plans, because NSTAR will eventually recover these amounts in rates when they are recognized in expense. At December 31, 2011, this asset was $353 million for the Pension Plan and $322.8 million for the PBOP Plan. At December 31, 2010, these amounts were $247.4 million and $253.1 million, respectively. NSTAR does not earn a carrying charge on these amounts.

NSTAR does earn a carrying charge in accordance with PAM on the excess cumulative contributions it has made over what it has cumulatively recognized as expense. At December 31, 2011 and 2010, these balances were $447 million and $395 million of the retiree benefit regulatory asset, respectively.

The remainder of regulatory assets in this category consist of deferred costs of $57.9 million and $67.7 million at December 31, 2011 and 2010, respectively. These earn a carrying charge based on short-term interest rates.

In March 2010, the President signed the PPACA and the HCERA into law. These laws changed the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D, beginning in 2013. Because the tax benefits associated with these future deductions were reflected as deferred income tax assets in the consolidated financial statements, the elimination of the tax deductions resulted in a reduction in deferred tax assets of $17.4 million. As a result of its rate recovery mechanism, NSTAR established a regulatory asset for this amount to reflect the anticipated future collection from customers due to the law change. NSTAR also established an additional regulatory asset of $11.2 million and a related increase in deferred tax liabilities to reflect a tax gross-up for revenue requirement purposes. The tax law change had no material impact to NSTAR’s reported earnings. As of December 31, 2011 and 2010, the remaining regulatory asset related to this matter was $19 million and $28 million, respectively, which are included in the balances above.

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

Securitized and other energy-related costs

A portion of these energy-related regulatory assets constitute Transition Property collateralizing the Securitization Certificates issued by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC. The collateralized amounts at December 31, 2011 and 2010 were $98.4 million and $182.7 million, respectively. The certificates are non-recourse to NSTAR Electric. The activities of BEC Funding LLC were substantially completed as of March 31, 2010 and the Company was dissolved on April 14, 2010.

Also included are other costs related to purchase power contract divestitures and certain costs related to NSTAR Electric’s former generation business that are recovered with a return through the transition charge and amounted to $259.8 million and $296.5 million at December 31, 2011 and 2010, respectively. These cost recoveries primarily occur through September 2016 for NSTAR Electric and are subject to adjustment by the DPU.

The remaining energy-related regulatory assets consist of other transition costs and other recoverable charges of $10.3 million and $17.2 million at December 31, 2011 and 2010, respectively.

Energy contracts

At December 31, 2011 and 2010, respectively, $109.6 million and $174.2 million represent the contract termination liability related to certain purchase power contract buy-out agreements that NSTAR Electric executed in 2004 and their future recovery through NSTAR Electric’s transition charge. Since no cash outlay was incurred by NSTAR, NSTAR recognized this regulatory asset as a result of recording the contract termination liability. NSTAR does not earn a return on this regulatory asset. The contracts’ termination payments will occur over time and will be collected from customers through NSTAR’s transition charge over the same time period. The cost recovery period of these terminated contracts is through September 2016.

The unamortized balance of the costs to decommission the CY, YA, and MY nuclear power plants was $30.8 million and $39.2 million at December 31, 2011 and 2010, respectively. All three nuclear units were notified by the NRC that their respective former plant sites were decommissioned in accordance with NRC procedures and regulations. NSTAR’s liability for CY decommissioning and its recovery ends at the earliest in 2015, for YA in 2014, and for MY in 2013. However, should the actual costs exceed current estimates, NSTAR could have an obligation beyond these periods that would be fully recoverable. These costs are recovered through NSTAR Electric’s transition charge. NSTAR does not earn a return on decommissioning costs, but a return is included in rates charged to NSTAR by these plants. Refer to Note P, “Commitments and Contingencies,” for further discussion.

At December 31, 2011 and 2010, $11.2 million and $6.4 million, respectively, represent the recognition of the future recoverability of a net derivative liability recorded related to contracts structured to hedge a portion of NSTAR Gas’ future supply purchases. NSTAR Gas does not earn a return on these balances. Settled amounts would be refunded or collected from customers no later than 18 months from the settlement date. The remaining balances at December 31, 2011 and 2010 of $3.4 million and $2.4 million, respectively, represent an asset recorded to offset a derivative liability recorded for the fair value of a long-term renewable energy contract. Refer to Note G, “Derivative Instruments,” for further details.

Income taxes, net

The principal holder of this regulatory asset is NSTAR Electric. This regulatory asset balance reflects deferred tax reserve deficiencies that are currently being recovered from customers and excludes a return component. Partially offsetting these amounts is a regulatory liability associated with unamortized investment tax credits relating to NSTAR Electric and NSTAR Gas. The increase from 2010 to 2011 is due primarily to adjusting deferred taxes for amounts previously flowed-through to customers for regulatory purposes.

Redemption premiums

These amounts reflect the unamortized balance of redemption premiums on NSTAR Electric Debentures that are amortized and recovered over the life of the respective debentures pursuant to DPU approval. The decrease reflects the amortization of these redemption premiums. There is no return recognized on this balance.

Purchased energy costs

The purchased energy costs at December 31, 2011 and 2010 relate to deferred electric Basic Service and gas supply costs. Basic Service is the electricity that is supplied by NSTAR Electric when a customer has chosen not to receive service from a competitive supplier. The market price for Basic Service and gas supply costs may fluctuate based on the average market price for energy. Amounts incurred for Basic Service and cost of gas supply are recovered on a fully reconciling basis without a return. The over-collected position of purchased energy costs is presented as a reduction of regulatory assets rather than as a regulatory liability. This is because the amount of the over-collected Basic Service and CGAC positions is exceeded by regulatory assets that will be collected from the same classes of retail electric and gas customers that these over-collected Basic Service and CGAC positions will be returned to.

Other

Amounts included consist of deferred transmission costs, DPU-approved safety and reliability program costs, other DPU costs, and asset retirement obligation costs. Deferred transmission costs represent the difference between the level of billed transmission revenues and the current period costs incurred to provide transmission-related services that will be recovered over a subsequent twelve-month period with carrying charges. The costs associated with safety and reliability programs are pending a decision by the DPU. (See DPU Safety and Reliability Programs (CPSL) in Note P, Commitments and Contingencies). The costs associated with clean up of former gas manufacturing sites are recovered over a seven-year period without a return.

Note G. Derivative Instruments

Energy Contracts

NSTAR Electric has determined that it is not required to account for the majority of its electricity supply contracts as derivatives because they qualify for, and NSTAR Electric has elected, the normal purchases and sales exception. As a result, these agreements are not reflected on the accompanying Consolidated Balance Sheets. NSTAR Electric has a long-term renewable energy contract that does not qualify for the normal purchases and sales exception and is valued at an estimated $3.4 million and $2.4 million liability as of December 31, 2011 and 2010, respectively. NSTAR Electric has measured the difference between the cost of this contract and projected market energy costs over the life of the contract, and recorded a long-term derivative liability and a corresponding long-term regulatory asset for the value of this contract. Changes in the value of the contract have no impact on earnings.

NSTAR Gas has only one significant natural gas supply contract. This contract is an all-requirements portfolio asset management contract that expires in October 2012. The following costs were incurred and recorded to “Cost of gas sold” on the accompanying Consolidated Statements of Income:

	Years ended December 31,
(in millions)	2011	2010	2009
Natural gas supply costs incurred on NSTAR Gas’ all-requirements contract	$127	$139	$177

Refer to the accompanying Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a further discussion.

Natural Gas Hedging Agreements

In accordance with a DPU order, NSTAR Gas purchases financial contracts based upon NYMEX natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its natural gas purchases. This practice attempts to minimize the impact of fluctuations in prices to NSTAR’s firm gas customers. These financial contracts do not procure natural gas supply, and qualify as derivative financial instruments. The fair value of these instruments is recognized on the accompanying Consolidated Balance Sheets as an asset or liability representing amounts due from or payable to the counter parties of NSTAR Gas, as if such contracts were settled as of the balance sheet date. All actual costs incurred or benefits realized when these contracts are settled are included in the CGAC of NSTAR Gas. NSTAR Gas records a regulatory asset or liability for the market price changes, in lieu of recording an adjustment to Other Comprehensive Income. These derivative contracts extend through April 2013. As of December 31, 2011, these natural gas hedging agreements, representing fourteen individual contracts, hedged 11,450 BBtu. The settlement of these contracts may have a short-term cash flow impact. Over the long-term, any such effects are mitigated by a regulatory recovery mechanism for those costs.

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

NSTAR Gas is also subject to this credit risk-related contingent feature. Based on market conditions at the time of a downgrade, NSTAR Gas could be required to post collateral in an amount that could be equal to or less than the fair value of the liability at the time of the downgrade. As of December 31, 2011, NSTAR Gas has an A+ Standard & Poors Issuer credit rating. Collateral obligations are required in the event of a downgrade below an A rating by Standard & Poors and/or if the fair value of the contract exceeds established credit thresholds. Based on NSTAR Gas’ liability position with its gas hedge contract counterparties as of December 31, 2011, should NSTAR Gas’ credit rating be downgraded the collateral obligations described below would result:

Credit Ratings Downgraded to:	Level Below “A” Rating	Incremental Obligations	Cumulative Obligations
(in thousands)
A-/A3	1	$—	$—
BBB+/Baa1	2	—	—
BBB/Baa2	3	3,432	3,432
BBB-/Baa3, or below investment grade	4	7,749	11,181

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

Derivative Instruments and Hedging Activities

The following disclosures summarize the fair value of NSTAR Gas’ hedging agreements and NSTAR Electric’s renewable energy contracts deemed to be derivatives, the balance sheet positions of these agreements and the related settlements of hedging agreements:

	December 31,
(in thousands)	2011	2010
Gas Hedging Agreements asset (liability) positions
Consolidated Balance Sheet Account:
Deferred debits - Other deferred debits	$—	$179
Current liabilities - Power contract obligations	(11,034)	(6,646)
Deferred credits and other liabilities - Power contract obligations	(147)	—

Total net liability for hedging derivative instruments	$(11,181)	$(6,467)

	December 31,
(in thousands)	2011	2010
Renewable Energy Contracts - Non-hedging instruments
Consolidated Balance Sheet Account:
Deferred credits and other liabilities - Power contract obligations	$(3,376)	$(2,400)

Total liability for non-hedging derivative instruments	$(3,376)	$(2,400)

	Amount of Gain or (Loss) Recognized Years Ended December 31,
Settlement of Gas Hedging Agreements	2011	2010	2009
(in thousands)
Consolidated Statement of Income Account:
Increase to Cost of gas sold	$(12,169)	$(9,794)	$(46,988)
Increase to operating revenues reflecting recovery of settlements from customers	12,169	9,794	46,988

Net earnings impact	$—	$—	$—

Note H. Income Taxes

NSTAR recognizes deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Net regulatory assets of $48 million and $25 million and corresponding net increases in accumulated deferred income taxes were recorded as of December 31, 2011 and 2010, respectively. The increase from prior year is due primarily to recording deferred income taxes on amounts previously flowed-through to customers for regulatory purposes. The regulatory assets represent the additional future revenues to be collected from customers for deferred income taxes.

Accumulated deferred income taxes and unamortized investment tax credits consisted of the following:

	December 31,
(in thousands)	2011	2010
Deferred tax liabilities:
Depreciation	$1,017,783	$862,110
Goodwill	218,774	226,682
Power contracts	41,334	76,763
Purchased power	106,132	127,827
Pension expense	116,486	99,290
Other	129,852	111,650

Total deferred tax liabilities	1,630,361	1,504,322

Deferred tax assets:
Postretirement benefits	35,554	30,225
Other	84,226	71,036

Total deferred tax assets	119,780	101,261

Net accumulated deferred income taxes	1,510,581	1,403,061
Accumulated unamortized investment tax credits	13,575	15,173

Net deferred tax liabilities and investment tax credits	$1,524,156	$1,418,234

Investment tax credits are amortized over the estimated remaining lives of the property that generated the credits.

Components of income tax expense were as follows:

(in thousands)	2011	2010	2009
Continuing operations:
Current income tax expense	$85,572	$96,839	$86,954
Deferred income tax expense	84,419	68,595	61,604
Investment tax credit amortization	(1,598)	(1,621)	(1,642)

Income taxes excluding tax settlement	168,393	163,813	146,916
Tax settlement	—	15,949	—

Income taxes from continuing operations	168,393	179,762	146,916

Discontinued operations:
Current income tax expense (benefit)	—	44,233	(3,588)
Deferred income tax expense	—	25,291	8,460

Income taxes from discontinued operations	—	69,524	4,872

Total income tax expense	$168,393	$249,286	$151,788

The effective income tax rates reflected in the accompanying consolidated financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

	2011	2010	2009
Statutory tax rate	35%	35%	35%
State income tax, net of federal income tax benefit	4	4	4
Impact of RCN settlement	—	3	—
Other	(1)	(1)	(1)

Effective tax rate	38%	41%	38%

Settlement with IRS Office of Appeals of RCN Corporation (RCN) Share Abandonment Issue

On September 30, 2010, NSTAR accepted a settlement offer from the IRS Office of Appeals (IRS Appeals) on issues related to its 2001-2007 Federal income tax returns. This development resolved all outstanding tax matters related to this period, including the RCN share abandonment issue.

As previously disclosed, on December 24, 2003, NSTAR formally abandoned 11.6 million shares of RCN common stock. NSTAR deducted the share abandonment on its 2003 Federal income tax return as an ordinary loss. The settlement with IRS Appeals includes a resolution on the characterization of the loss related to the RCN share abandonment. In 2010, NSTAR recognized a one-time after-tax charge of $20.5 million, including interest, related to the settlement on the accompanying Consolidated Statements of Income as follows:

(in millions)	Year ended December 31, 2010
Tax portion recorded to “Tax settlement” caption	$15.9
Interest portion recorded to “Interest - tax settlement” caption	4.6

After-tax charge for settlement of RCN issue	$20.5

Receipt of Federal Tax Refund for 2001-2007 Tax Years

On April 21, 2011, NSTAR received a $143.3 million refund from the IRS relating to the 2001-2007 tax years. The approved settlement and receipt of the refund resolves all outstanding tax matters for these years.

Open Tax Years

The 2011 Federal income tax return is being reviewed under the IRS Compliance Assurance Process (CAP). CAP accelerates the examination of the return in order to resolve issues before the tax return is filed. The outcome and the timing of any potential audit adjustments are uncertain. All years prior to 2011 have been examined by the IRS.

Uncertain Tax Positions

As of December 31, 2011 and 2010, there were no unrecognized tax benefits of a permanent nature that if recognized would have an impact on the Company’s effective tax rate. NSTAR did not have a reserve for uncertain tax positions at December 31, 2011 and 2010.

Interest on Tax Positions

NSTAR recognizes interest accrued related to tax positions in “Interest income and other, net” on the accompanying Consolidated Statements of Income. Related penalties, if applicable, are reflected in “Other deductions” on the accompanying Consolidated Statements of Income. No penalties were recognized during

2011, 2010, and 2009. The amount of interest (expense) income recognized on the accompanying Consolidated Statements of Income and the total amount of accrued interest (payable) receivable included in “Other current liabilities” and “Other current assets” on the accompanying Consolidated Balance Sheets were as follows:

	Years ended December 31,
(in millions)	2011	2010	2009
Interest (expense) income on tax positions	$(2.2)	$7.6	$6.8

	December 31,
(in millions)	2011	2010
Accrued tax interest (payable) receivable	$(0.9)	$27.6

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

1. Pension

NSTAR provides a defined benefit retirement plan, the NSTAR Pension Plan (the Pension Plan), that covers substantially all employees. Retirement benefits are based on various final average pay formulas. NSTAR also maintains a non-qualified supplemental retirement plan for certain management employees.

The Pension Plans use December 31st for the measurement date to determine their projected benefit obligation and fair value of plan assets for the purposes of determining the Plans’ funded status and the net periodic benefit costs for the following year.

The following tables for NSTAR’s Pension Plans present the change in benefit obligation, change in the Plans’ assets, the funded status, the components of net periodic benefit cost and key assumptions used:

	Years Ended December 31,
(in thousands)	2011	2010
Change in benefit obligation:
Benefit obligation, beginning of the year	$1,234,946	$1,140,904
Service cost	27,117	24,525
Interest cost	63,732	64,502
Plan participants’ contributions	15	18
Actuarial loss	148,006	75,267
Settlement payments	(3,769)	(3,879)
Benefits paid	(61,505)	(66,391)

Benefit obligation, end of the year	$1,408,542	$1,234,946

	Years Ended December 31,
(in thousands)	2011	2010
Change in Plan assets:
Fair value of Plan assets, beginning of the year	$930,616	$862,038
Actual return on Plan assets, net	(3,669)	110,995
Employer contribution	126,912	27,835
Plan participants’ contributions	15	18
Settlement payments	(3,769)	(3,879)
Benefits paid	(61,505)	(66,391)

Fair value of Plan assets, end of the year	$988,600	$930,616

Funded status, end of year	$(419,942)	$(304,330)

Source of change in other comprehensive income:

	Years Ended December 31,
(in thousands)	2011	2010
Net loss arising during period	$(8,367)	$(2,872)
Amortization:
Prior service credit	17	30
Actuarial loss	1,546	1,400

Total other comprehensive loss recognized during the year	$(6,804)	$(1,442)

The entire difference between the actual and expected return on Plan assets is reflected as a component of unrecognized actuarial net gain or loss.

Amounts recognized in the accompanying Consolidated Balance Sheets consisted of:

	December 31,
(in thousands)	2011	2010
Current liabilities - Other	$(6,470)	$(3,135)
Deferred credits and other liabilities - Pension and other postretirement liability	(413,472)	(301,195)

Total pension and other postretirement liability	$(419,942)	$(304,330)

	December 31,
	2011	2010
Amounts not yet reflected in net periodic benefit cost and included in AOCI and regulatory asset:
Prior service credit	$559	$1,284
Accumulated actuarial loss	(809,679)	(636,558)
Cumulative employer contributions in excess of net periodic benefit cost	389,178	330,944

Net unrecognized periodic pension benefit cost reflected on the accompanying Consolidated Balance Sheets	$(419,942)	$(304,330)

The estimated prior service credit and net actuarial loss that will be amortized from AOCI and regulatory assets into net periodic benefit cost in 2012 are as follows:

(in millions)	2012
Estimated prior service credit	$0.6
Net actuarial loss	$64.4

The accumulated benefit obligation for the qualified pension plan was as follows:

	December 31,
(in millions)	2011	2010
Accumulated benefit obligation	$1,271.3	$1,119.6

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-qualified retirement plan were as follows:

	December 31,
(in millions)	2011	2010
Projected benefit obligation	$62.3	$50.3
Accumulated benefit obligation	$55.4	$43.9
Fair value of plan assets - not funded	$—	$—

Weighted average assumptions were as follows:

	2011	2010	2009
Discount rate at the end of the year	4.52%	5.30%	5.85%
Expected return on Plan assets for the year	8.0%	8.0%	9.0%
Rate of compensation increase at the end of the year	4.0%	4.0%	4.0%

The Plans’ discount rates are based on a bond portfolio model that approximates the Plan liabilities. The Plans’ expected long-term rates of return are based on past performance and economic forecasts for the types of investments held in the Plans as well as the target allocation of the investments over a long-term period. Actuarial assumptions also include an assumed rate for administrative expenses and investment expenses, which have averaged approximately 0.6% of assets for 2011, 2010, and 2009.

Components of net periodic benefit cost were as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009
Service cost	$27,117	$24,525	$22,147
Interest cost	63,732	64,502	64,316
Expected return on Plan assets	(71,377)	(62,782)	(58,120)
Amortization of prior service (credit) cost	(725)	(708)	(706)
Recognized actuarial loss	49,931	51,336	54,236

Net periodic benefit cost	$68,678	$76,873	$81,873

During 2012, NSTAR anticipates contributing approximately $25 million to its qualified Pension Plan trust and approximately $6 million to the non-qualified retirement plan in the form of benefit payments.

The estimated benefit payments for the next 10 years are as follows:

(in thousands)
2012	$87,525
2013	81,880
2014	89,679
2015	81,346
2016	80,540
2017 - 2021	421,780

Total	$842,750

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

	Years ended December 31,
(in millions)	2011	2010
Medicare Part D subsidy reduction of net periodic postretirement benefit cost	$7.6	$7.4

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

The following tables for NSTAR’s PBOP plan presents the change in benefit obligation, change in the plan’s assets, the funded status, the components of net periodic benefit cost and key assumptions used for continuing operations:

	Years ended December 31,
(in thousands)	2011	2010
Change in benefit obligation:
Benefit obligation, beginning of the year	$698,120	$631,895
Service cost	6,203	5,867
Interest cost	35,009	37,727
Plan participants’ contributions	3,118	2,912
Actuarial loss	53,888	47,267
Benefits paid	(30,910)	(29,913)
Federal subsidy	1,531	2,365

Benefit obligation, end of the year	$766,959	$698,120

	Years ended December 31,
(in thousands)	2011	2010
Change in the plan’s assets:
Fair value of the plan’s assets, beginning of the year	$326,798	$282,785
Actual return on plan’s assets	(3,654)	41,014
Employer contribution	30,000	30,000
Plan participants’ contributions	3,118	2,912
Benefits paid	(30,910)	(29,913)

Fair value of the plan’s assets, end of the year	$325,352	$326,798

Funded status, end of year	$(441,607)	$(371,322)

	December 31,
(in thousands)	2011	2010
Amounts recognized in the accompanying Consolidated Balance Sheet:
Deferred credits - Pension and other postretirement liabilities	$(441,607)	$(371,322)

	December 31,
	2011	2010
Amounts not yet reflected in net periodic benefit cost and included in AOCI and regulatory assets:
Transition obligation	$(820)	$(1,631)
Prior service credit	6,144	7,616
Accumulated actuarial loss	(330,062)	(261,814)
Cumulative net periodic benefit costs in excess of employee contributions	(116,869)	(115,493)

Net unrecognized periodic benefit cost reflected on the accompanying Consolidated Balance Sheets	$(441,607)	$(371,322)

Source of change in other comprehensive income:

	Years ended December 31,
(in thousands)	2011	2010
Net gain (loss) arising during period	$697	$(1,184)
Amortization:
Transition obligation	5	9
Prior service cost	(9)	(16)
Actuarial loss	83	182

Total other comprehensive gain (loss) recognized during the year	$776	$(1,009)

The estimated transition obligation, prior service credit and net actuarial loss that will be amortized from AOCI and regulatory assets into net periodic benefit cost in 2012 are as follows:

(in millions)	2012
Estimated transition obligation	$0.8
Estimated prior service credit	$1.5
Net actuarial loss	$21.6

Weighted average actuarial assumptions were as follows:

	2011	2010	2009
Discount rate at the end of the year	4.58%	5.45%	6.00%
Expected return on the plans’ assets for the year	8.0%	8.0%	9.0%

For measurement purposes, a 7.5% weighted annual rate increase in per capita cost of covered medical claims was assumed for 2011. This rate is assumed to decrease gradually to 4.5% in 2024 and remain at that level thereafter. Dental claims are assumed to increase at a weighted annual rate of 4%.

A 1% change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease
Effect on total service and interest cost components for 2011	$7,360	$(5,741)
Effect on December 31, 2011 postretirement benefit obligation	$118,198	$(98,019)

Components of net periodic benefit cost were as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009
Service cost	$6,203	$5,867	$5,861
Interest cost	35,009	37,727	35,744
Expected return on plan’s assets	(24,505)	(20,919)	(17,940)
Amortization of prior service cost	(1,472)	(1,472)	(1,472)
Amortization of transition obligation	811	812	811
Recognized actuarial loss	13,799	17,110	19,209

Net periodic benefit cost	$29,845	$39,125	$42,213

NSTAR anticipates contributing approximately $30 million to its PBOP plan in 2012.

The estimated future cash flows for the years after 2011 are as follows:

(in thousands)	Gross estimated benefit payments	Estimated expected cash inflows from Medicare subsidy
2012	$33,352	$1,923
2013	34,756	2,048
2014	35,974	2,178
2015	37,640	2,304
2016	39,116	2,441
2017 - 2021	219,083	14,081

Total	$399,921	$24,975

3. Pension and PBOP Plan Assets

Investment objectives:

The primary investment goal of the Pension Plan is to achieve a return equal to or better than the median corporate plan over the long-term. Risk is regularly evaluated, compared and benchmarked to plans with a similar investment strategy. The Plan also attempts to minimize risk by not having any single security or class of securities with a disproportionate impact on the Plan. NSTAR currently uses over 20 asset managers to manage its plans’ assets. As a guideline, assets are diversified by asset classes (Equity, Fixed Income, Real Estate, Alternative Investments) and within these classes (i.e., economic sector, industry), such that, for each asset manager:

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

•

Fixed income investments consisting of domestic and foreign corporate bonds, foreign government securities, collateralized mortgage obligations and other securitized vehicles are valued on the basis of valuations furnished by a pricing service, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities, which are generally recognized by institutional traders

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

Significant Investment Risks of Level 3 Investments:

Certain real estate limited partnerships have long-term lock-up provisions (7-10 years) that are intended to allow for an orderly investment and dissolution of the partnership as the underlying properties are sold. Certain hedge funds have instituted temporary redemption restrictions as of December 31, 2011. Others have monthly, quarterly or annual restraints on redemptions or may require advance notice for a redemption. Management does not believe that these liquidity restrictions impair the Plan’s ability to transact redemptions at NAV, which the Plans utilize for fair value for those investments.

The Pension Plan also had $26 million of unfunded investment commitments to real estate limited partnerships at December 31, 2011. These commitments must be fulfilled by June 2013.

The fair value of NSTAR’s Pension Plan assets at December 31, 2011 by asset class, were as follows:

(in millions)	Total	Fair Value Measurements at December 31, 2011
		Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Equity securities (44% of total):
Domestic companies	$78	$77	$1	$—
Foreign companies	5	4	1	—
Common/collective trusts	340	—	340	—
Limited partnerships	41	—	—	41

Total equity securities	464	81	342	41

Fixed income securities (34% of total):
Interest bearing cash	50	—	50	—
Domestic government securities	49	30	19	—
Foreign government securities	28	—	28	—
Domestic and foreign corporate bonds	123	—	123	—
Mortgage backed securities	8	—	—	8
Registered investment companies	94	54	40	—
Guaranteed annuity contract	3	—	—	3

Total fixed income securities	355	84	260	11

Real estate investments (10% of total):
Limited partnerships	111	—	—	111

Total real estate	111	—	—	111

Alternative investments (12% of total):
Hedge funds	127	—	—	127

Total alternative investments	127	—	—	127

Total (prior to 401(h) allocation)	1,057	165	602	290

Allocation of 401(h) account	(68)	(10)	(39)	(19)

Net assets of Pension Plan	$989	$155	$563	$271

The assets of NSTAR’s Pension Plan include a 401(h) account that has been allocated to provide health and welfare postretirement benefits for non-represented employees under the PBOP Plan. The Pension Plan 401(h) account is a subset of the Pension Plan assets and is not reflected as a component of the Pension Plan net assets.

The fair value of NSTAR’s Pension Plan assets at December 31, 2010 by asset class, were as follows:

(in millions)	Total	Fair Value Measurements at December 31, 2010
		Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Equity securities (46% of total):
Domestic companies	$82	$81	$1	$—
Foreign companies	9	8	1	—
Common/collective trusts	327	—	327	—
Limited partnerships	45	—	—	45

Total equity securities	463	89	329	45

Fixed income securities (29% of total):
Interest bearing cash	20	—	20	—
Domestic government securities	46	27	19	—
Foreign government securities	20	—	19	1
Domestic and foreign corporate bonds	113	—	112	1
Mortgage backed securities	7	—	1	6
Registered investment companies	81	52	29	—
Guaranteed annuity contract	3	—	—	3

Total fixed income securities	290	79	200	11

Real estate investments (9% of total):
Limited partnerships	86	—	—	86
Hedge funds	3	—	—	3

Total real estate	89	—	—	89

Alternative investments (16% of total):
Hedge funds	158	—	—	158

Total alternative investments	158	—	—	158

Total (prior to 401(h) allocation)	1,000	168	529	303

Allocation of 401(h) account	(69)	(12)	(37)	(20)

Net assets of Pension Plan	$931	$156	$492	$283

The following reflects the weighted average asset allocation percentage of the fair value of the Pension Plan’s assets for each major type of asset as of December 31st as well as the targeted ranges:

Asset Class	Plan Assets		Target Ranges	Typical Benchmark
	2011	2010
Equity securities	44%	46%	35% - 50%	MSCI ACWI
Debt securities	34%	29%	25% - 40%	Barclays Aggregate
Real Estate	10%	9%	5% - 15%	NCREIF Property Index
Alternative	12%	16%	10% - 20%	HFRI Fund of Funds Composite Index

Total	100%	100%

(in millions)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Hedge Funds	Limited Partnerships	Guaranteed Annuity Contract	Other	Total
Ending balance at December 31, 2009	$259	$78	$4	$—	$341
Actual return on plan assets:
Relating to assets still held at the reporting date	(5)	19	—	—	14
Relating to assets sold during the period	8	1	—	—	9
Purchases, sales, and settlements	(101)	33	(1)	8	(61)
Transfers in and/or out of Level 3	—	—	—	—	—

Ending balance at December 31, 2010	$161	$131	$3	$8	$303

Total gains and losses (realized/unrealized) reported in Deferred Debits - Regulatory Assets and Deferred Credits - Pension and Postretirement Liability captions on the accompanying Consolidated Balance Sheet

Relating to assets still held at the reporting date	(5)	6	—	—	1
Relating to assets sold during the period	(2)	—	—	—	(2)
Purchases	—	17	—	—	17
Sales	(27)	(2)	—	—	(29)
Transfers in and/or out of Level 3	—	—	—	—	—

Ending balance at December 31, 2011	$127	$152	$3	$8	$290

The fair values of NSTAR’s PBOP Plan assets at December 2011 by asset class, were as follows:

	Total	Fair Value Measurements at December 31, 2011
(in millions)		Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Equity securities (53% of total):
Foreign companies	$27	$27	$—	$—
Domestic companies	1	1	—	—
Registered investment companies	1	1	—	—
Common/collective trusts	86	—	86	—
Limited partnerships	20	—	—	20

Total equity securities	135	29	86	20

Fixed income securities (32% of total):
U.S. Government securities	1	1	—	—
Interest bearing cash	6	—	6	—
Common/collective trusts	41	—	41	—
Mortgage backed securities	5	—	—	5
Domestic and foreign corporate bonds	29	—	28	1

Total fixed income securities	82	1	75	6

Real estate investments (7% of total):
Limited partnerships	18	—	—	18

Total real estate	18	—	—	18

Alternative investments (8% of total):
Hedge funds	22	—	—	22

Total alternative investments	22	—	—	22

Total (prior to 401(h) allocation)	257	30	161	66

Allocation of 401(h) account	68	10	39	19

Net assets of PBOP Plan	$325	$40	$200	$85

The fair values of NSTAR’s PBOP Plan assets at December 2010 by asset class, were as follows:

	Total	Fair Value Measurements at December 31, 2010
(in millions)		Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class
Equity securities (55% of total):
Foreign companies	$29	$29	$—	$—
Domestic companies	1	—	1	—
Registered investment companies	1	1	—	—
Common/collective trusts	91	—	91	—
Limited partnerships	20	—	—	20

Total equity securities	142	30	92	20

Fixed income securities (30% of total):
U.S. Government securities	2	2	—	—
Interest bearing cash	3	—	3	—
Common/collective trusts	39	—	39	—
Mortgage backed securities	3	—	—	3
Domestic and foreign corporate bonds	30	—	29	1

Total fixed income securities	77	2	71	4

Real estate investments (7% of total):
Limited partnerships	17	—	—	17

Total real estate	17	—	—	17

Alternative investments (8% of total):
Hedge funds	22	—	—	22

Total alternative investments	22	—	—	22

Total (prior to 401(h) allocation)	258	32	163	63

Allocation of 401(h) account	69	12	37	20

Net assets of PBOP Plan	$327	$44	$200	$83

The following reflects the weighted average asset allocation percentages of the fair value of the PBOP Plan assets for each major type of assets as of December 31st as well as the targeted ranges:

Asset Category	Plan Assets		Target Ranges	Typical Benchmark
	2011	2010
Equity securities	53%	55%	40% - 60%	MSCI ACWI
Debt securities	32%	30%	25% - 35%	Barclays Aggregate
Real Estate	7%	7%	5% - 15%	NCREIF Property Index
Alternative	8%	8%	5% - 15%	HFRI Fund of Funds Composite Index

Total	100%	100%

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Hedge Funds	Limited Partnerships	Mortgage Backed Securities and Other	Total
Ending balance at December 31, 2009	$20	$30	$2	$52
Actual return on plan assets:
Relating to assets still held at the reporting date	2	7	1	10
Relating to assets sold during the period	—	—	—	—
Purchases, sales, and settlements	—	—	1	1
Transfers in and/or out of Level 3	—	—	—	—

Ending balance at December 31, 2010	22	37	4	63

Total gains and losses (realized/unrealized) reported in Deferred Debits - Regulatory Assets and Deferred Credits - Pension and Postretirement Liability captions on the accompanying Consolidated Balance Sheet

Relating to assets still held at the reporting date	(1)	1	—	—
Relating to assets sold during the period	1	—	—	1
Purchases	—	—	2	2
Sales	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance at December 31, 2011	$22	$38	$6	$66

4. Savings Plan

NSTAR provides a defined contribution 401(k) plan for substantially all employees. Matching contributions (which are equal to 50% of the employees’ deferral up to 8% of eligible base and cash incentive compensation subject to statutory limits) were as follows:

	Years ended December 31,
(in millions)	2011	2010	2009
NSTAR Savings Plan matching contributions	$10.3	$9.7	$9.3

The election available to participants to reinvest dividends paid on the NSTAR Common Share Fund or receive the dividends in cash is subject to a freeze period beginning seven days prior to the date any dividend is paid. During this period, participants cannot change their election.

Note J. Stock-Based Compensation

The NSTAR 2007 Long Term Incentive Plan (the 2007 Plan) permits a variety of stock and stock-based awards, including stock options, deferred stock awards, and performance share units to be granted to key employees. The aggregate number of NSTAR Common Shares that have initially been authorized for issuance under the 2007 Plan is 3.5 million. The Plan limits the terms of awards to ten years and prohibits the granting of awards beyond ten years after its effective date. In general, stock options and deferred shares vest over a three-year period from date of grants. Performance share units vest only at the end of a three-year performance period if performance conditions are met. The performance share units granted prior to 2011 may potentially vest at target pursuant to change in control provisions if the NSTAR-NU merger is completed. The Executive Personnel Committee (EPC) of the Board of Trustees approves stock-based awards for executives. However, the Chief Executive Officer’s (CEO) award must also be approved by the independent members of the Board of Trustees. The EPC and Board of Trustees established that the date of grant for annual stock-based awards under the Plan is the date each year on which the Board of Trustees approves the CEO’s stock award. Options are granted at the full market price of the NSTAR Common Shares on the date of grant. The aggregate remaining number of NSTAR Common Shares available for award under the Plan as of December 31, 2011 is 988,729.

Stock-based compensation activities of the Plans were as follows:

Stock Options:

	2011 Activity	2011 Weighted Average Exercise Price	2010 Activity	2010 Weighted Average Exercise Price
Options outstanding at January 1	2,167,001	$31.33	2,454,367	$29.63
Options granted	—	$—	289,000	$35.28
Options exercised	(89,999)	$29.14	(567,366)	$25.94
Options forfeited	—	$—	(9,000)	$34.29

Options outstanding at December 31	2,077,002	$31.42	2,167,001	$31.33

Summarized information regarding stock options outstanding at December 31, 2011:

	Options Outstanding				Options Exercisable (Vested)
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)
$21.60	35,000	1.33	$21.60	$888	35,000	1.33	$21.60	$888
$24.21	292,000	2.33	$24.21	$6,643	292,000	2.33	$24.21	$6,643
$29.60	292,000	3.44	$29.60	$5,069	292,000	3.44	$29.60	$5,069
$27.73	268,000	4.32	$27.73	$5,154	268,000	4.32	$27.73	$5,154
$36.89	328,000	5.34	$36.89	$3,303	328,000	5.34	$36.89	$3,303
$32.45	262,667	6.08	$32.45	$3,811	262,667	6.08	$32.45	$3,811
$34.02	318,334	7.08	$34.02	$4,119	202,174	7.08	$34.02	$2,616
$35.28	281,001	8.08	$35.28	$3,282	87,371	8.08	$35.28	$1,020

	2,077,002	5.18	$31.42	$32,269	1,767,212	4.74	$31.42	$28,504

Exercisable stock options and the associated weighted average exercise price of these exercisable options at year end were as follows:

	2011	2010	2009
Stock options exercisable	1,767,212	1,551,591	1,756,677
Weighted average exercise price	$31.42	$30.14	$27.85

The total intrinsic value (the market price of the NSTAR Common Shares on the date exercised, less the option exercise prices) of options exercised were as follows:

	Years ended December 31,
(in millions)	2011	2010	2009
Total intrinsic value of options exercised	$1.4	$5.9	$1.4

The stock options granted in 2010 and 2009 have the following grant date fair value:

	2010	2009
Grant date fair value – stock options	$4.87	$3.64

NSTAR did not grant any stock options during 2011.

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

	2010	2009
Expected life (years)	6.0	6.0
Risk-free interest rate	2.87%	1.89%
Volatility	22.9%	20.0%
Dividends	4.72%	4.43%

Deferred Shares:

	2011 Activity	2011 Weighted Average Grant Date Fair Value Price	2010 Activity	2010 Weighted Average Grant Date Fair Value Price
Nonvested deferred shares at January 1	259,705	$34.47	259,022	$34.15
Deferred shares granted	144,100	$43.26	142,450	$35.28
Deferred shares vested	(125,333)	$34.00	(132,567)	$34.71
Deferred shares forfeited	(2,567)	$39.12	(9,200)	$34.58

Nonvested deferred shares at December 31	275,905	$39.23	259,705	$34.47

The fair value of deferred shares vested during 2011 and 2010 was $5.4 million and $4.8 million, respectively.

Performance Share Units:

	2011 Activity	2011 Weighted Average Grant Date Fair Value Price	2010 Activity	2010 Weighted Average Grant Date Fair Value Price
Performance share units at January 1	219,396	$34.91	142,146	$33.32
Performance share units granted	120,987	$42.10	81,150	$37.69
Performance share units vested	(98,979)	$32.45	—	$—
Performance share units forfeited	—	—	(3,900)	$34.97

Nonvested performance share units outstanding at December 31	241,404	$39.52	219,396	$34.91

Performance share unit awards (PSUs) under the 2007 Plan contain performance criteria that affect the number of shares that ultimately vest. Restrictions on performance share unit awards lapse after a three-year period contingent on achievement of certain earnings growth. These awards grant the right to receive, at the end of the performance period, a variable number of shares based on the average growth of NSTAR’s earnings over three years, and a three-year total shareholder return that is compared to companies in the EEI Index. This variable range extends from 0% to 170% of the granted awards. The 2011, 2010, and 2009 performance awards grant date fair values for the targeted performance levels using a binomial option-pricing model were as follows:

	Years ended December 31,
	2011	2010	2009
Grant date fair value – PSUs	$45.92	$37.69	$33.85

Management evaluates the probability of meeting the performance criteria at each balance sheet date and related compensation cost is amortized over the performance period on a straight-line basis. If the performance is not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed. The performance share units granted in 2008 and 2009 vested on January 24, 2011 and January 22, 2012, respectively.

Total Stock-Based Compensation

As of December 31, 2011, the total stock-based compensation cost related to nonvested stock options, deferred share awards and PSUs not yet recognized was $10.6 million. The remaining weighted average period over which total stock-based compensation will be recognized is 1.73 years.

Total stock-based compensation cost recognized in “Operations and maintenance” on the accompanying Consolidated Statements of Income and the costs related to stock options that are included in the stock-based compensation totals were as follows:

	Years ended December 31,
(in millions)	2011	2010	2009
Total stock-based compensation cost	$9.1	$8.8	$8.5
Stock option related costs	$0.9	$1.4	$1.6

2012 Awards

On January 26, 2012, NSTAR granted awards, under the terms of the 2007 Plan, of deferred shares and PSUs to executives and senior managers. The grant date fair value of deferred shares are equal to the closing price of NSTAR’s Common Shares on January 26, 2012. The number of award units and associated grant date fair values were as follows:

	Number of units	Grant date fair value
Deferred shares	130,000	$45.58
Performance based share units	81,775	$44.97

Deferred shares and PSUs granted in 2011 and 2012 will not vest at the closing of the NSTAR-NU merger. The PSUs and deferred shares will convert to deferred share awards of NU shares if the merger closes, and will vest according to the same terms as NSTAR deferred shares.

Note K. Noncontrolling Interest – Cumulative Non-Mandatory Redeemable Preferred Stock of Subsidiary

Non-mandatory redeemable series:

Par value $100 per share, 2,890,000 shares authorized and 430,000 shares issued and outstanding:

(in thousands, except per share amounts)
Series	Current Shares Outstanding	Redemption Price/ Share	December 31, 2011	December 31, 2010
4.25%	180,000	$103.625	$18,000	$18,000
4.78%	250,000	$102.80	25,000	25,000

Total non-mandatory redeemable series			$43,000	$43,000

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

During the year ended December 31, 2011 and 2010, there were no changes in the noncontrolling interest of NSTAR Electric.

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

Note L. Indebtedness

Long-Term Debt

NSTAR’s long-term debt consisted of the following:

	December 31,
(in thousands)	2011	2010
Mortgage Bonds, collateralized by property of operating subsidiary:

NSTAR Gas
7.04%, due September 2017	$25,000	$25,000
4.46%, due January 2020	125,000	125,000
9.95%, due December 2020	25,000	25,000
7.11%, due December 2033	35,000	35,000

NSTAR
Debentures:
4.50%, due November 2019	350,000	350,000

NSTAR Electric
Debentures:
4.875%, due October 2012	400,000	400,000
4.875%, due April 2014	300,000	300,000
5.625%, due November 2017	400,000	400,000
5.75%, due March 2036	200,000	200,000
5.50%, due March 2040	300,000	300,000
Bonds:
Massachusetts Industrial Finance Agency (MIFA) bonds
5.75%, due February 2014	—	15,000

HEEC
7.375% Sewage facility revenue bonds, due through May 2015	5,058	6,708

Funding Companies
Transition Property Securitization Certificates:
4.13%, due through September 2011	—	30,044
4.40%, due through March 2013	92,172	144,771

Total principal	2,257,230	2,356,523
Unamortized debt discount	(10,005)	(11,170)
Unamortized debt premium	3,053	3,573
Amounts due within one year	(449,367)	(47,643)

Total long-term debt	$1,800,911	$2,301,283

Consistent with the recovery in utility rates, discounts, redemption premiums and related costs associated with the issuance and redemption of long-term debt of NSTAR Electric and NSTAR Gas are deferred and amortized as an addition to interest expense over the life of the original or replacement debt.

On April 6, 2009, the DPU approved NSTAR Electric’s two-year financing plan to issue an additional $500 million in long-term debt securities. On October 9, 2009, in connection with this filing, NSTAR and NSTAR Electric filed a registration statement on Form S-3 with the SEC to issue debt securities from time to time in one or more series. On November 17, 2009, NSTAR sold $350 million of fixed rate (4.5%) Debentures due November 15, 2019. NSTAR used the proceeds from the issuance of these securities for the repayment of outstanding short-term debt balances and general working capital purposes.

NSTAR Electric anticipates filing a new two-year financing plan with the DPU during 2012 seeking approval to issue long-term debt securities.

On January 28, 2010, NSTAR Gas issued $125 million of its 4.46% fixed rate 10-year First Mortgage Bonds, Series N. The proceeds from this sale were used to reduce short-term debt.

On August 1, 2011, NSTAR Electric redeemed $15 million of Massachusetts Industrial Finance Agency Bonds, 5.75%, due February 2014, at par.

Sewage facility revenue bonds are tax-exempt, subject to annual mandatory sinking fund redemption requirements and mature through 2015. Scheduled redemptions of $1.65 million were made in 2011 and 2010. The interest rate of the bonds was 7.375% for both 2011 and 2010.

The Transition Property Securitization Certificates issued by NSTAR Electric’s subsidiaries, BEC Funding LLC, BEC Funding II, LLC and CEC Funding, LLC (Funding companies), are each collateralized with separate securitized regulatory assets with combined balances as follows:

	December 31,
(in millions)	2011	2010
Securitized regulatory asset	$98.4	$182.7

NSTAR Electric, as servicing agent for the Funding companies collected the following amounts:

	Years ended December 31,
(in millions)	2011	2010
Customer collections on securitized regulatory assets	$90.3	$110.7

Funds collected from the companies’ respective customers are transferred to each Funding companies’ Trust on a daily basis. These Certificates are non-recourse to NSTAR Electric. On March 15, 2010, BEC Funding LLC retired its final series of outstanding Transition Property Securitization Certificates.

The aggregate principal amounts of NSTAR’s long-term debt (including securitization certificates and sinking fund requirements) due in the five years subsequent to 2011 are approximately:

	Years ended December 31,
(in millions)	2012	2013	2014	2015	2016	Thereafter
Aggregate long-term debt principal amounts due	$450	$45	$302	$5	$—	$1,455

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

NSTAR and NSTAR Electric have no financial covenant requirements under their respective long-term debt arrangements. Pursuant to a revolving credit agreement, NSTAR Electric must maintain a total debt to capitalization ratio no greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio characterizes as debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. NSTAR Gas must also maintain a total debt to capitalization ratio no greater than 65% at all times pursuant to its revolving credit agreement. NSTAR Gas was in compliance with its financial covenant requirements including a minimum equity requirement, under its long-term debt arrangements at December 31, 2011 and 2010. Under the minimum equity requirement, the outstanding long-term debt of NSTAR Gas must not exceed equity. NSTAR’s long-term debt, other than secured debt issued by NSTAR Gas, is unsecured.

NSTAR currently has a $175 million revolving credit agreement that expires December 31, 2012. At December 31, 2011 and 2010, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a backup to NSTAR’s $175 million commercial paper program that, at December 31, 2011 and 2010, had $170 million and $160 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of not greater than 65% at all times. The prescribed ratio is calculated excluding both Transition Property Securitization Certificates from debt and accumulated other comprehensive income (loss) from common equity. The ratio characterizes as debt unfunded vested benefits under postretirement benefit plans, contract liability positions (including swaps and hedges), capital lease liabilities, and corporate guarantees. Commitment fees must be paid on the total agreement amount. At December 31, 2011 and 2010, NSTAR was in full compliance with the aforementioned covenant as the ratios were 55.6% and 56.9%, respectively.

In mid-February 2010, NSTAR retired its $500 million, 8% Notes as scheduled. On March 16, 2010, NSTAR Electric sold $300 million of 5.50% Debentures due March 15, 2040. NSTAR and NSTAR Electric used the proceeds from the issuance of these securities for the redemption or repayment of outstanding long-term debt and short-term debt balances and/or general working capital purposes.

NSTAR Electric has approval from the FERC to issue short-term debt securities from time to time on or before October 22, 2012, with maturity dates no later than October 21, 2013, in amounts such that the aggregate principal does not exceed $655 million at any one time. NSTAR Electric has a five-year, $450 million revolving credit agreement that expires December 31, 2012. However, unless NSTAR Electric receives necessary approvals from the DPU, the credit agreement will expire 364 days from the date of the first draw under the agreement. At December 31, 2011 and 2010, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as backup to NSTAR Electric’s $450 million commercial paper program that had $141.5 million and $227.5 million outstanding balances at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, NSTAR Electric was in full compliance with its covenants in connection with its short-term credit facilities, as the total debt to capitalization ratios were 45.4% and 46.6%, respectively.

In connection with the pending merger with Northeast Utilities, NSTAR and NSTAR Electric received waivers and executed amendments to their revolving credit agreements necessary to allow completion of the merger.

NSTAR Gas has a $75 million revolving credit facility. This facility is due to expire on June 8, 2012. As of December 31, 2011 and 2010, NSTAR Gas had no amounts outstanding. At December 31, 2011 and 2010, NSTAR Gas was in full compliance with its covenant in connection with its facility, as the total debt to capitalization ratios were 51.6% and 53.3%, respectively.

Historically, NSTAR and its subsidiaries have had a variety of external sources of financing available, as previously indicated, at favorable rates and terms to finance its external cash requirements. However, the availability of such financing at favorable rates and terms depends heavily upon prevailing market conditions and NSTAR’s or its subsidiaries’ financial condition and credit ratings.

NSTAR’s goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. As of December 31, 2011, NSTAR’s subsidiaries could declare and pay dividends of up to approximately $1.3 billion of their total common equity (approximately $2.5 billion) to NSTAR and remain in compliance with debt covenants. Based on NSTAR’s key cash resources available as previously discussed, management believes its liquidity and capital resources are sufficient to meet its current and projected cash requirements.

Average aggregate short-term borrowing and associated interest rates (generally money market rates) were as follows:

	Years ended December 31,
(in millions)	2011	2010
Average short-term borrowings	$281.1	$383.1
Short-term average interest rate	0.15%	0.23%

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

The following represents the fair value hierarchy of NSTAR’s financial assets and liabilities that were recognized at fair value on a recurring basis as of December 31, 2011 and 2010. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measures:

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities (a)	$1	$—	$—	$1
Deferred Compensation Assets (b)	29	—	—	29
Investments (b)	11	—	—	11

Total	$41	$—	$—	$41

Liabilities:
Gas Hedges (c)	$—	$11	$—	$11
Renewable Energy Contract (d)	—	—	3	3

Total	$—	$11	$3	$14

	December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Government Money Market Securities (a)	$1	$—	$—	$1
Deferred Compensation Assets (b)	30	—	—	30
Investments (b)	11	—	—	11

Total	$42	$—	$—	$42

Liabilities:
Gas Hedges (c)	$—	$6	$—	$6
Renewable Energy Contract (d)	—	—	2	2

Total	$—	$6	$2	$8

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
(d)	Included in “Deferred credits and other liabilities: Power contract obligations” on the accompanying Consolidated Balance Sheets

The following table provides a reconciliation of beginning and ending balances of liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Year Ended December 31, 2011

(in millions)	Renewable Energy Contract
Balance at December 31, 2010 (Liability)	$(2)
Total losses included on balance sheet as a regulatory asset	(1)

Balance at December 31, 2011 (Liability)	$(3)

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, and notes payable as of December 31, 2011 and 2010, respectively, approximate fair value due to the short-term nature of these securities.

The fair values of long-term indebtedness (excluding notes payable, including current maturities) are based on the quoted market prices of similar issues. Carrying amounts and fair values as of December 31, 2011 and 2010 were as follows:

	2011		2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term indebtedness of continuing operations (including current maturities)	$2,250,278	$2,559,040	$2,348,925	$2,545,200

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

Amounts related to discontinued operations have been excluded from the data presented. Amounts shown on the following table for the years ended December 31, 2011, 2010 and 2009 include the allocation of NSTAR’s (Holding Company) results of operations and assets to the two business segments, net of inter-company transactions that primarily consist of interest charges and investment assets, respectively. The allocation of Holding Company charges is based on an indirect allocation of the Holding Company’s investment relating to the two business segments.

Financial data for the segments of continuing operations were as follows:

(in thousands)	2011	2010	2009
Operating revenues
Electric operations	$2,505,289	$2,489,918	$2,570,507
Gas operations	425,106	427,003	483,850

Consolidated total	$2,930,395	$2,916,921	$3,054,357

Depreciation and amortization
Electric operations	$273,312	$283,205	$341,094
Gas operations	29,771	28,708	28,988

Consolidated total	$303,083	$311,913	$370,082

Equity income in investments accounted for by the equity method (a)
Electric operations	$763	$892	$891

Interest charges
Electric operations	$84,198	$90,527	$114,049
Gas operations	14,915	15,118	14,587

Consolidated total	$99,113	$105,645	$128,636

Income tax expense
Electric operations	$157,066	$167,322	$134,554
Gas operations	11,327	12,440	12,362

Consolidated total	$168,393	$179,762	$146,916

Segment net income
Electric operations	$252,284	$216,874	$223,858
Gas operations	19,114	21,080	22,117

Consolidated total	$271,398	$237,954	$245,975

Expenditures for property
Electric operations	$397,958	$320,577	$319,639
Gas operations	49,186	39,622	55,525

Consolidated total	$447,144	$360,199	$375,164

Segment assets
Electric operations	$7,171,654	$7,040,326	$7,148,441
Gas operations	893,700	893,599	828,488

Consolidated total	$8,065,354	$7,933,925	$7,976,929

(a)	The equity income from equity investments is included in “Other income” on the accompanying Consolidated Statements of Income.

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

NSTAR Gas Firm Transportation and Storage Agreements

NSTAR Gas purchases transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that transport gas from major producing regions in the U.S., including Gulf Coast, Mid-continent, and Appalachian Shale supplies to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its natural gas supply from a firm portfolio management contract with a term of one year, which has a maximum quantity of 139,606 MMbtu/day.

NSTAR Gas has various contractual agreements covering the transportation of natural gas and underground natural gas storage facilities, which are recoverable from customers under the DPU-approved CGAC. Most contracts expire at various times from 2012 to 2017. One new 20-year pipeline lateral contract was signed in 2009 and a low cost storage contract was extended by ten years in 2011. NSTAR Gas’ firm contract demand charges associated with firm pipeline transportation and storage capacity contracts in 2011, 2010, and 2009 included in “Cost of gas sold” on the accompanying Consolidated Statements of Income were as follows:

	Years ended December 31,
(in millions)	2011	2010	2009
Firm contract transportation and storage expense	$60.2	$60.0	$54.4

Refer to Note P, “Commitments and Contingencies—Energy Commitments” section for NSTAR Gas’ firm contract demand charges at current rates under these contracts for the years after 2011.

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

NSTAR Electric and NSTAR Gas filed final performance reports for 2010 with the DPU on March 1, 2011. The NSTAR Gas report has been approved and the NSTAR Electric report is pending a decision. Based on the reports filed, no penalties were assessable for the performance year.

NSTAR believes that NSTAR Electric and NSTAR Gas service quality performance levels for 2011 were not in a penalty situation. The final performance reports are expected to be filed with the DPU by March 1, 2012.

Emergency Preparation and Restoration of Service for Electric & Gas Customers

Under Massachusetts law and regulation, the DPU has established standards of performance for emergency preparation and restoration of service for gas and electric companies. As a remedy to violation of those standards, the DPU is authorized to levy a penalty not to exceed $250,000 for each violation for each day that the violation persists up to a maximum penalty of $20 million for any related series of violations.

NSTAR believes that it is not in a penalty situation with respect to the performance of NSTAR Electric and NSTAR Gas during declared emergency events to date.

Contractual Commitments

Leases

NSTAR has leases for facilities and equipment, including agreements for use of transmission facilities of other providers. The estimated minimum rental commitments under non-cancellable operating leases for the years after 2011 are as follows:

(in thousands)
2012	$12,764
2013	11,525
2014	8,355
2015	7,352
2016	5,671
Years thereafter	12,249

Total lease commitments	$57,916

The total expense for leases and transmission agreements, including short-term rentals were as follows:

	Years ended December 31,
(in millions)	2011	2010	2009
Lease and transmission agreements expense	$21.2	$20.4	$23.7

Transmission

NSTAR Electric is a member of ISO-NE and is subject to the terms and conditions of the ISO-NE tariff. NSTAR Electric must pay for regional network services to support the pooled transmission facilities revenue requirements of other New England transmission owners whose facilities are used by NSTAR Electric. NSTAR Electric must, along with other transmission owners and market participants, fund a proportionate share of the RTO’s operating and capital expenditures. These payments were as follows:

	Years ended December 31,
(in millions)	2011	2010	2009
Regional network transmission expense	$228.4	$235.7	$182.6

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

The following represents NSTAR’s long-term energy related contractual commitments:

(in millions)	2012	2013	2014	2015	2016	Years Thereafter	Total
Electric capacity obligations	$1	$2	$2	$2	$3	$7	$17
Transmission obligations	4	4	4	3	—	—	15
Gas transportation and storage obligations	60	54	47	25	22	78	286
Gas purchase obligations	157	—	—	—	—	—	157
Renewable electric energy contracts	67	88	87	88	52	251	633
Purchase power buy-out obligations	32	27	31	31	10	—	131
Electric energy contracts (Basic Service)	411	—	—	—	—	—	411
Electric interconnection agreement	4	4	3	3	3	41	58

Total long-term energy related contractual commitments	$736	$179	$174	$152	$90	$377	$1,708

Electric capacity obligations represent remaining capacity costs of long-term contracts that reflect NSTAR Electric’s proportionate share of capital and fixed operating costs of certain generating units.

Transmission obligations represent the obligation to support the carrying costs of facilities utilized.

Gas transportation and storage obligations represent agreements covering the transportation of natural gas and underground natural gas storage facilities that are recoverable from customers under the DPU-approved CGAC. These contracts expire at various times from 2012 through 2029.

Gas purchase obligations is the estimated amount to be paid to NSTAR Gas portfolio manager to meet customer demand and replenish inventory.

Renewable electric energy contract obligations represent projected payments under long-term agreements.

Purchase power buy-out obligations represent the buy-out/restructuring agreements for contract termination costs that reduce the amount of above-market costs that NSTAR Electric will collect from its customers through its transition charges. These agreements require NSTAR Electric to make monthly payments through September 2016.

Electric energy contracts (Basic Service) represent obligations under Basic Service load provider agreements.

The electric interconnection agreement relates to a single interconnection with a municipal utility for additional capacity into NSTAR Electric’s service territory.

Electric Equity Investments

NSTAR Electric has an equity investment of approximately 14.5% in two companies, NEH and NHH, which own and operate transmission facilities to import electricity from the Hydro-Quebec system in Canada. As an equity participant, NSTAR Electric is required to guarantee, in addition to its own share, the obligations of those participants who do not meet certain credit criteria.

NSTAR Electric has an equity ownership of 14% in CY, 14% in YA, and 4% in MY, (collectively, the Yankee Companies). CY, YA and MY plant sites have been decommissioned in accordance with NRC procedures. Amended licenses continue to apply to the ISFSI’s where spent nuclear fuel is stored at these sites. CY, YA and MY remain responsible for the security and protection of the ISFSI and are required to maintain radiation monitoring programs at the sites. NU also owns direct interests in the three Yankee companies. Should the NSTAR-NU merger close, the combined NSTAR and NU ownership would exceed 50% for CY and YA.

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

Yankee Companies Spent Fuel Litigation

NSTAR Electric is part owner of three decommissioned New England nuclear power plants, Connecticut Yankee (CY), Yankee Atomic (YA) and Maine Yankee (MY) (the Yankee Companies). The Yankee Companies have been party to ongoing litigation at the Federal level with respect to the alleged failure of the Department of Energy (DOE) to provide for a permanent facility to store spent nuclear fuel generated in years through 2001 for CY and YA, and through 2002 for MY (DOE Phase I Damages). NSTAR Electric’s portion of the Phase I judgments amounts to $4.8 million, $4.6 million, and $3 million, respectively. The case has been going through the appeal process in the Federal courts, oral arguments were held in November 2011 and a final decision on this appeal could be received by May 2012.

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

Financial and Performance Guarantees

On a limited basis, NSTAR and certain of its subsidiaries may enter into agreements providing financial assurance to third parties.

At December 31, 2011, outstanding guarantees totaled $29.2 million as follows:

(in thousands)
Surety Bonds	$25,694
Hydro-Quebec Transmission Company Guarantees	3,459

Total Guarantees	$29,153

Surety Bonds

As of December 31, 2011, certain of NSTAR’s subsidiaries have purchased a total of $2.2 million of performance surety bonds for the purpose of obtaining licenses, permits and rights-of-way in various municipalities. In addition, NSTAR and certain of its subsidiaries have purchased approximately $23.5 million in workers’ compensation self-insurer bonds. These bonds support the guarantee by NSTAR and certain of its subsidiaries to the Commonwealth of Massachusetts, required as part of the Company’s workers’ compensation self-insurance program. NSTAR and certain of its subsidiaries have indemnity agreements to provide additional financial security to its bond company in the form of a contingent letter of credit to be triggered in the event of a downgrade in the future of NSTAR’s Senior Note rating to below BBB by S&P and/or to below Baa2 by Moody’s. These indemnity agreements cover both the performance surety bonds and workers’ compensation bonds.

Hydro-Quebec Transmission Company Guarantees

NSTAR Electric has issued approximately $3.5 million of residual value guarantees related to its equity interest in the Hydro-Quebec Transmission Companies, NEH and NHH.

Management believes the likelihood that NSTAR would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Environmental Matters

NSTAR subsidiaries face possible liabilities as a result of involvement in several multi-party disposal sites, state-regulated sites or third party claims associated with contamination remediation. NSTAR generally expects to have only a small percentage of the total potential liability for the majority of these sites. As of December 31, 2011 and 2010, NSTAR had liabilities of $1.3 million and $0.9 million, respectively, for these environmental sites. This estimated recorded liability is based on an evaluation of all currently available facts with respect to these sites.

NSTAR Gas is participating in the assessment or remediation of certain former MGP sites and alleged MGP waste disposal sites to determine if and to what extent such sites have been contaminated and whether NSTAR Gas may be responsible to undertake remedial action. The DPU permits recovery of costs associated with MGP sites over a 7-year period, without carrying costs. As of December 31, 2011 and 2010, NSTAR had a liability of approximately $10 million and $15.9 million, respectively, as an estimate for site cleanup costs for several MGP sites for which NSTAR Gas was identified as a potentially responsible party. A corresponding regulatory asset was recorded that reflects the future rate recovery for these costs.

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

Regulatory and Legal Proceedings

Rate Settlement Agreement

NSTAR Electric is operating under a DPU-approved Rate Settlement Agreement (Rate Settlement Agreement) that expires December 31, 2012. From 2007 through 2012, the Rate Settlement Agreement establishes for NSTAR Electric, among other things, annual inflation-adjusted distribution rates including a productivity offset, that are generally offset by an equal and corresponding adjustment in transition rates. The rates as of January 1 were as follows:

	January 1,
	2012	2011	2010	2009
Annual inflation-adjusted distribution rate - SIP increase (decrease)	0.96%	(0.19)%	1.32%	1.74%

The adjustment increase will be 0.96% of distribution revenues, effective January 1, 2012. Due to low inflation factors and a productivity offset, there was a slight distribution rate reduction effective January 1, 2011. Uncollected transition charges as a result of the reductions in transition rates are deferred and collected through future rates with a carrying charge. The Rate Settlement Agreement implemented a 50% / 50% earnings sharing mechanism based on NSTAR Electric’s distribution return on equity (excluding incentives) should it exceed 12.5% or fall below 8.5%. Should the return on equity fall below 7.5%, NSTAR Electric may file a request for a general rate increase. NSTAR Electric did not exceed the 12.5%, or fall below the 8.5% distribution return on equity during 2011, 2010 or 2009.

Pursuant to a 2008 DPU order, Massachusetts electric utilities must adopt rate structures that decouple the volume of energy sales from the utility’s revenues in their next rate case. The exact timing of the next rate case has not yet been determined.

DPU Safety and Reliability Programs (CPSL)

As part of the Rate Settlement Agreement, NSTAR Electric recovers incremental costs related to the double pole inspection, replacement/restoration and transfer program and the underground electric safety program, which includes stray-voltage remediation and manhole inspections, repairs, and upgrades. Recovery of these Capital Program Scheduling List (CPSL) billed costs is subject to DPU review and approval. From 2006 through 2011, NSTAR Electric has incurred a cumulative incremental revenue requirement of approximately $83 million, including $17 million incurred in 2011. These amounts include incremental operations and maintenance and revenue requirements on capital investments.

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

NSTAR Electric has not implemented the directives of the June 28, 2007 DPU order. Implementation of this order would require NSTAR Electric to write-off a previously recorded regulatory asset related to its Basic Service bad debt costs. NSTAR Electric filed a Motion for Reconsideration of the DPU’s order on July 18, 2007. On May 28, 2010, the DPU issued an order and reaffirmed that NSTAR Electric should reduce its distribution rates by the increase in its Basic Service bad debt charge-offs. On June 18, 2010, NSTAR Electric filed an appeal of the DPU’s order with the Massachusetts Supreme Judicial Court (SJC). In October 2010, the SJC allowed a stay of the DPU’s order pending appeal. Briefs were filed during the summer of 2011 and oral arguments were held on December 8, 2011. A decision by the SJC is expected in the first half of 2012. As of December 31, 2011, the potential pre-tax impact to earnings of eliminating the fully reconciling nature of the bad debt adder would be approximately $22 million. NSTAR cannot predict the exact timing of this appeals process or the ultimate outcome. NSTAR Electric continues to believe that its position is appropriate and that it is probable upon appeal that it will ultimately prevail.

FERC Proceeding Regarding Base ROE of New England Transmission Operators

On September 30, 2011, the Attorney General of Massachusetts and other ratepayer advocates representing the six New England states, filed a complaint with the FERC seeking to reduce the 11.14% base return on equity (Base ROE) used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff (OATT). A change in the Base ROE would adversely impact the investor-owned utilities (New England Transmission Owners, or NETOs), including NSTAR Electric, that own transmission facilities within the footprint of ISO-NE, which serves as the regional transmission organization for New England.

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

As of December 31, 2011, NSTAR Electric has estimated that each 10 basis point change in the authorized base ROE would change annual earnings by approximately $0.5 million.

Legal Matters

In the normal course of its business, NSTAR and its subsidiaries are involved in certain legal matters, including civil litigation, for which it has appropriately recognized legal liabilities. Management has reviewed the range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs (legal liabilities) that could be in excess of amounts accrued and amounts covered by insurance, and determined that the range of reasonably possible legal liabilities would not be material. Based on the information currently available, NSTAR does not believe that it is probable that any such legal liabilities will have a material impact on its consolidated financial position. However, it is reasonably possible that additional legal liabilities that may result from changes in circumstances could have a material impact on its results of operations, financial condition and cash flows.

Report of Independent Registered Public Accounting Firm

To Shareholders and Trustees of NSTAR:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NSTAR and its subsidiaries (the Company) at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 6, 2012

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, NSTAR management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the Interpretive Guidance issued by the SEC in Release 34-55929. Based on this evaluation, NSTAR management has evaluated and concluded that NSTAR’s internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report which appears on page 110.

Item 9B.	Other Information

None

Part III

The information required by Item 10 (Trustees, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Trustee Independence) and Item 14 (Principal Accounting Fees and Services) of this Annual Report on Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1.	Financial Statements:

Page
Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009	58
Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009	59
Consolidated Statements of Common Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009	60
Consolidated Balance Sheets as of December 31, 2011 and 2010	61-62
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	63-64
Notes to Consolidated Financial Statements	65-99
Selected Quarterly Consolidated Financial Data (Unaudited)	22
Report of Independent Registered Public Accounting Firm	110

2. Financial Statement Schedules:
Schedule I - Condensed Holding Company Financial Statements for the years ended December 31, 2011, 2010, and 2009	120-124
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010, and 2009	125

3. Exhibits:	113
Refer to the exhibits listing beginning below.

Incorporated herein by reference unless designated otherwise:

NSTAR and its subsidiaries

Exhibit 2		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	(i)	Agreement and Plan of Merger by and among Northeast Utilities, NU Holding Energy 1 LLC, NU Holding Energy 2 LLC and NSTAR dated as of October 16, 2010 (NSTAR 8-K dated October 18, 2010) (for agreement entered into October 16, 2010, File No. 001-14768)

	(ii)	Amendment 1 to Agreement and Plan of Merger by and among Northeast Utilities, NU Holding Energy 1 LLC, NU Holder Energy 2 LLC and NSTAR dated as of November 1, 2010 (NSTAR Form 10-K for the year ended December 31, 2010, File No. 001-14768)

	(iii)	Amendment 2 to Agreement and Plan of Merger by and among Northeast Utilities, NU Holding Energy 1 LLC, NU Holding Energy 2 LLC and NSTAR dated as of December 16, 2010 (NSTAR Form 10-K for the year ended December 31, 2010, File No. 001-14768)

Exhibit 3		Articles of Incorporation and By-Laws

3.1		Declaration of Trust of NSTAR (dated as of April 20, 1999, as amended April 28, 2005 and April 30, 2009) (NSTAR Form 10-Q for the quarter ended September 30, 2009, File No. 001-14768)

3.2	Bylaws of NSTAR, dated as of April 20, 1999, as amended as of September 24, 2009 (NSTAR Form 8-K (Exhibit 3.2) dated September 24, 2009, File No. 001-14768)

3.3	NSTAR Electric Company, f.k.a. Boston Edison Company, Restated Articles of Organization (Form 10-Q for the quarter ended June 30, 1994, File No. 001-02301)

3.4	NSTAR Electric Company, f.k.a. Boston Edison Company, Bylaws dated April 19, 1977, as amended January 22, 1987, January 28, 1988, May 24, 1988, November 22, 1989, July 22, 1999, September 20, 1999, January 2, 2007 and March 1, 2011 (Form 10-K for the year ended December 31, 2011, File No. 001-02301)

Exhibit 4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Indenture dated as of January 12, 2000 between NSTAR and Bank One Trust Company N.A. (Exhibit 4.1 to NSTAR Registration Statement on Form S-3, File No. 333-94735)

4.2	Form of 4.50% Debenture Due 2019 (NSTAR Form 8-K (Exhibit 99.2) dated November 16, 2009, File No. 001-14768)

4.3	Indenture between Boston Edison Company and the Bank of New York (as successor to Bank of Montreal Trust Company)(Form 10-Q for the quarter ended September 30, 1988, File No. 001-02301)

4.4	Votes of the Board of Directors of Boston Edison Company taken October 8, 2002 re $500 million aggregate principal amount of unsecured debentures ($400 million, 4.875% due in 2012 and $100 million, Floating rate due in 2005)(Form 8-K dated October 11, 2002,
File No. 001-02301)

4.5	A Form of 4.875% Debenture Due April 15, 2014 (Boston Edison Company Form 8-K (Exh. 4.3) dated April 15, 2004, File No. 001-02301)

4.6	A Form of 5.75% Debenture Due March 15, 2036 (Boston Edison Company Form 8-K (Exh. 99.2) dated March 17, 2006, File No. 001-02301)

4.7	A Form of 5.625% Debenture Due November 15, 2017 (NSTAR Electric Company Form 8-K (Exh. 99.2) dated November 20, 2007 and February 13, 2009, File No. 001-02301)

4.8	A Form of 4.50% Debenture Due November 15, 2019 (NSTAR Form 8-K (Exhibit 99.2) dated November 16, 2009, File No. 001-14768)

4.9	A Form of 5.50% Debenture Due March 15, 2040 (NSTAR Electric Company Form 8-K (Exhibit 99.2) dated March 11, 2010, File No. 001-02301)

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

10.7	NSTAR 1997 Share Incentive Plan, as amended June 30, 1999 and assumed by NSTAR effective August 28, 2000 (NSTAR Form 10-K/A for the year ended December 31, 1999, File No. 001-14768)

10.7.1	NSTAR 1997 Share Incentive Plan, as amended January 24, 2002 (NSTAR Form 10-K for the year ended December 31, 2002, File No. 001-14768)

Exhibit 4	Instruments Defining the Rights of Security Holders, Including Indentures

10.8	NSTAR 2007 Long Term Incentive Plan, effective May 3, 2007 (NSTAR Form 8-K dated May 3, 2007, File No. 001-14768)

10.8.1	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Thomas J. May, dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.2	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and James J. Judge, dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.3	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Douglas S. Horan, dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.4	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Joseph R. Nolan, Jr., dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.5	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Werner J. Schweiger, dated January 24, 2008 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.8.6	Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan by and between NSTAR and NSTAR’s other Senior Vice Presidents and Vice Presidents, dated January 24, 2008 (in form) (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.9	Amended and Restated Change in Control Agreement by and between James J. Judge and NSTAR, dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.10	NSTAR Trustees’ Deferred Plan (Restated Effective August 25, 1999), dated October 20, 2000 (NSTAR Form 10-Q for the quarter ended September 30, 2000, File No. 001-14768)

10.10.1	NSTAR Trustees’ Deferred Plan, incorporating the 409A Trustees’ Deferred Plan, effective January 1, 2008, dated December 24, 2008 (NSTAR Form 10-K for the year-ended December 31, 2008, File No. 001-14768)

10.11	Master Trust Agreement between NSTAR and State Street Bank and Trust Company (Rabbi Trust), effective August 25, 1999 (NSTAR Form 10-Q for the quarter ended September 30, 2000, File No. 001-14768)

10.12	Amended and Restated Change in Control Agreement by and between Douglas S. Horan and NSTAR, dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.13	Amended and Restated Change in Control Agreement by and between Joseph R. Nolan, Jr. and NSTAR, dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.14	Amended and Restated Change in Control Agreement by and between Werner J. Schweiger and NSTAR, dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.15	Amended and Restated Change in Control Agreement by and between NSTAR’s other Senior Vice Presidents and NSTAR (in form), dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.16	Amended and Restated Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form), dated November 15, 2007 (NSTAR Form 10-K for the year ended December 31, 2007, File No. 001-14768)

10.17	Currently effective Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form) (NSTAR Form 10-K for the year ended December 31, 2009, File No. 001-14768)

10.18	Amended and Restated NSTAR Annual Incentive Plan as of January 1, 2003 (NSTAR Form 10-K for the year ended December 31, 2004, File No. 001-14768)

10.19	Executive Retention Award Agreement, dated November 19, 2010, by and between NSTAR and Christine M. Carmody (NSTAR Form 8-K (Exhibit 99.1) dated November 18, 2010, (File No. 001-14768)

10.20	Executive Retention Award Agreement, dated November 19, 2010, by and between NSTAR and James J. Judge (NSTAR Form 8-K (Exhibit 99.2) dated November 18, 2010, (File No. 001-14768)

10.21	Executive Retention Award Agreement, dated November 19, 2010, by and between NSTAR and Joseph R. Nolan (NSTAR Form 8-K (Exhibit 99.3) dated November 18, 2010, (File No. 001-14768)

10.22	Executive Retention Award Agreement, dated November 19, 2010, by and between NSTAR and Werner J. Schweiger (NSTAR Form 8-K (Exhibit 99.4) dated November 18, 2010, (File No. 001-14768)

Power Purchase Agreements

10.23	Amended and Restated Power Purchase Agreement (NEA A PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.24	Amended and Restated Power Purchase Agreement (NEA B PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.25	Amended and Restated Power Purchase Agreement (CECO 1 PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.26	Amended and Restated Power Purchase Agreement (CECO 2 PPA), dated August 19, 2004, by and between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.27	The Bellingham Execution Agreement, dated August 19, 2004 between NSTAR Electric and Northeast Energy Associates L.P. (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

Power Purchase Agreements

10.28	Second Restated NEPOOL Agreement among NSTAR Electric and various other electric utilities operating in New England, dated August 16, 2004 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.29	Transmission Operating Agreement among NSTAR Electric and various other electric transmission providers in New England and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.30	Market Participants Service Agreement among NSTAR Electric, various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.31	Rate Design and Funds Disbursement Agreement among NSTAR Electric and various other electric transmission providers in New England, dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2005, File No. 001-14768)

10.32	Participants Agreement among NSTAR Electric, various other electric utilities operating in New England, NEPOOL and ISO New England Inc., dated February 1, 2005 (NSTAR Form 10-K for the year ended December 31, 2006, File No. 001-14768)

Northern Pass Agreements

10.33	Limited Liability Company Agreement of Northern Pass Transmission LLC between NU Transmission Ventures, Inc., and NSTAR Transmission Ventures, Inc., dated April 6, 2010 (NSTAR Form 10-K for the year ended December 31, 2010, File No. 001-14768)

10.33.1	Amendment No. 1 to 10.33, dated as of May 15, 2010 (NSTAR Form 10-K for the year ended December 31, 2010, File No. 001-14768)

10.33.2	Amendment No. 2 to 10.33, dated as of November 18, 2010 (NSTAR Form 10-K for the year ended December 31, 2010, File No. 001-14768)

10.34	Transmission Service Agreement by and between Northern Pass Transmission LLC, as Owner, and H.Q. Hydro Renewable Energy, Inc., as Purchaser, dated October 4, 2010 (NSTAR Form 10-K for the year ended December 31, 2010, File No. 001-14768)

Exhibit 21	Subsidiaries of the Registrant

21.1	(filed herewith)

Exhibit 23	Consent of Independent Registered Public Accounting Firm

23.1	(filed herewith)

Exhibit 31	Rule 13a - 15/15d-15(e) Certifications

31.1	Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32	Section 1350 Certifications

32.1	Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 99	Additional Exhibits

99.1	MDTE Order approving Rate Settlement Agreement dated December 31, 2005 (NSTAR Form 8-K for the event reported December 30, 2005, dated January 4, 2006, File No. 001-14768)

99.2	Amended NSTAR Board of Trustees Guidelines on Significant Corporate Governance Issues as of September 24, 2009 (NSTAR Form 8-K for the event reported and dated September 24, 2009, File No. 001-14768)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SCHEDULE I

CONDENSED HOLDING COMPANY FINANCIAL STATEMENTS

NSTAR (Holding Company)

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Operating expenses
Administrative, general and other	$4,135	$6,219	$4,958

Operating loss	(4,135)	(6,219)	(4,958)

Other (deductions) income	(7,486)	(6,113)	456
Earnings from investments in subsidiaries	280,800	253,035	268,776
Interest expense	(16,827)	(22,009)	(43,386)

Income before income taxes	252,352	218,694	220,888
Income tax benefits	17,086	17,300	23,127

Net income from continuing operations	269,438	235,994	244,015
Gain on sale of discontinued operations, net of tax	—	109,950	—
Income from discontinued operations, net of tax	—	7,005	9,233

Net income attributable to common shareholders	269,438	352,949	253,248

Other comprehensive loss from continuing operations, net:
Pension and postretirement benefit costs	(6,028)	(2,451)	(1,032)
Deferred income tax benefit	2,320	994	383

Total other comprehensive loss from continuing operations, net	(3,708)	(1,457)	(649)

Comprehensive income from continuing operations	265,730	351,492	252,599

Other comprehensive income from discontinued operations, net:
Postretirement benefit (costs)	—	43	(251)
Deferred income tax (expense) benefit	—	(18)	97

Total other comprehensive income (loss) from discontinued operations, net	—	25	(154)

Comprehensive income	$265,730	$351,517	$252,445

The accompanying notes are an integral part of the condensed financial statements.

NSTAR (Holding Company)

Condensed Balance Sheets

	December 31,
	2011	2010
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$338	$76
Notes receivable - subsidiary companies	83,950	115,600
Other	3,523	4,023

Total current assets	87,811	119,699

Other assets:
Receivable - subsidiary companies	86,703	81,652
Investment in subsidiaries	2,398,006	2,305,630
Other investments	17,174	16,985
Accumulated deferred income taxes	3,150	5,409
Other deferred debits	2,159	2,511

Total other assets	2,507,192	2,412,187

Total assets	$2,595,003	$2,531,886

Liabilities and Capitalization
Current liabilities:
Long-term debt	$—	$—
Notes payable	170,000	160,000
Accrued interest	2,047	2,532
Taxes payable	—	34,851
Dividends payable	29,348	44,024
Other	72	1,145

Total current liabilities	201,467	242,552

Other liabilities:
Long-term debt	347,704	347,412
Other deferred credits	7,649	7,359

Total other liabilities	355,353	354,771

Common equity:
Common shares	103,587	103,587
Premium on common shares	789,884	790,574
Retained earnings	1,163,005	1,054,987
Accumulated other comprehensive loss	(18,293)	(14,585)

Total common equity	2,038,183	1,934,563

Total liabilities and capitalization	$2,595,003	$2,531,886

The accompanying notes are an integral part of the condensed financial statements.

NSTAR (Holding Company)

Condensed Statements of Cash Flows

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$143,194	$443,705	$168,245

Cash flows from investing activities:
Return of capital from discontinued operations	—	44,535	—
Net change in notes receivable	31,650	16,500	(38,750)
Investments	5	1,136	60

Net cash provided by (used in) investing activities	31,655	62,171	(38,690)

Cash flows from financing activities:
Long-term debt issuance, net	—	—	347,122
Long-term debt redemptions	—	(500,000)	—
Net change in notes payable	10,000	160,000	(175,000)
Acquisition of common shares under accelerated repurchase program	—	(123,555)	—
Dividends paid	(178,057)	(170,276)	(162,173)
Cash received for exercise of equity options	3,132	17,001	5,065
Cash used to settle equity compensation	(11,465)	(22,932)	(13,616)
Windfall tax effect of settlement of equity compensation	1,803	2,146	464

Net cash (used in) provided by financing activities	(174,587)	(637,616)	1,862

Net increase (decrease) in cash and cash equivalents	262	(131,740)	131,417

Cash and cash equivalents at the beginning of the year	76	131,816	399

Cash and cash equivalents at the end of the year	$338	$76	$131,816

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

2. Pending Merger with Northeast Utilities

On October 16, 2010, upon unanimous approval from their respective Boards of Trustees, NSTAR and Northeast Utilities (NU) entered into an Agreement and Plan of Merger (the Merger Agreement). The transaction will be a merger of equals in a stock-for-stock transfer. Upon the terms and subject to the conditions set forth in the Merger Agreement, at closing, NSTAR will become a wholly-owned subsidiary of NU. On March 4, 2011, shareholders of each company approved the merger and adopted the Merger Agreement. Under the terms of the Merger Agreement, NSTAR shareholders will receive 1.312 NU common shares for each NSTAR common share that they own. Following completion of the merger, it is anticipated that NU shareholders will own approximately 56 percent of the post-merger company and former NSTAR shareholders will own approximately 44 percent of the post-merger company.

The post-merger company will provide electric and gas energy delivery services through six regulated electric and gas utilities in Connecticut, Massachusetts and New Hampshire serving nearly 3.5 million electric and gas customers. Completion of the merger is subject to various customary conditions, including receipt of required regulatory approvals. Acting pursuant to the terms of the Merger Agreement, on October 14, 2011, NU and NSTAR formally extended the date by which either party has the right to terminate the Merger Agreement should all required closing conditions not be satisfied, including receipt of all required regulatory approvals, from October 16, 2011 to April 16, 2012.

Completion of the merger is subject to various customary conditions, including approval by two-thirds of the outstanding shares of each company, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and applicable regulatory approvals by the Massachusetts Department of Public Utilities (DPU), the Connecticut Public Utilities Regulatory Authority (PURA), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission, and the Federal Communications Commission. NU and NSTAR have received all required merger approvals except for the DPU and the PURA.

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

5. Notes Payable

NSTAR (Holding Company) currently has a $175 million revolving credit agreement that expires December 31, 2012. At December 31, 2011 and 2010, there were no amounts outstanding under the revolving credit agreement. This credit facility serves as a back up to NSTAR’s $175 million commercial paper program that, at December 31, 2011 and 2010, had $170 million and $160 million outstanding, respectively. Under the terms of the credit agreement, NSTAR is required to maintain a maximum total consolidated debt to total capitalization ratio of no greater than 65% at all times, and was in compliance with this ratio at December 31, 2011 and 2010. Commitment fees must be paid on the total agreement amount.

6. Long-Term Debt

NSTAR (Holding Company) had $350 million of 4.5% Debentures outstanding as of December 31, 2011 and 2010. These Debentures will mature and are due in November 2019. In February 2010, NSTAR retired, at maturity, its $500 million, 8% Notes.

Refer to the accompanying Note L of the NSTAR Consolidated Financial Statements for a description and details of the Holding Company long-term debt.

7. Equity Transactions

NSTAR (Holding Company) received $185.9 million, $310.8 million, and $170.6 million, of cash dividends from subsidiaries during 2011, 2010, and 2009, respectively. NSTAR also received returned capital of zero, $165.2 million, and $6.7 million, from subsidiaries during 2011, 2010, and 2009, respectively.

8. Commitments, Contingencies and Guarantees

Refer to the accompanying Note P of the NSTAR Consolidated Financial Statements for a description of any material commitments, contingencies or guarantees of the Holding Company.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in thousands)

		Additions			Balance At End of Year
Description	Balance at Beginning of Year	Provisions Charged to Operations	Recoveries	Deductions Accounts Written Off
Allowance for Doubtful Accounts
Year Ended December 31, 2011	$35,765	$30,124	$5,224	$38,976	$32,137
Year Ended December 31, 2010	$32,545	$38,321	$5,548	$40,649	$35,765
Year Ended December 31, 2009	$32,859	$40,620	$5,222	$46,156	$32,545

FORM 10-K	NSTAR	DECEMBER 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR
(Registrant)

Date: February 6, 2012	By:	/s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 6th day of February 2012.

Signature	Title

/s/ THOMAS J. MAY Thomas J. May	Chairman, President, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ JAMES J. JUDGE James J. Judge	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ G. L. COUNTRYMAN Gary L. Countryman	Trustee

/s/ THOMAS G. DIGNAN, JR. Thomas G. Dignan, Jr.	Trustee

/s/ JAMES S. DISTASIO James S. DiStasio	Trustee

/s/ CHARLES K. GIFFORD Charles K. Gifford	Trustee

/s/ MATINA S. HORNER Matina S. Horner	Trustee

/s/ PAUL A. LA CAMERA Paul A. La Camera	Trustee

/s/ WILLIAM C. VAN FAASEN William C. Van Faasen	Trustee

/s/ GERALD L. WILSON Gerald L. Wilson	Trustee