Form 10-K/A
period 2011-12-31
NSTAR/MA
filed 2012-04-10
CIK 1035675

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No ☑

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 9, 2012
Common Shares, par value $1.00 per share	103,586,727

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends NSTAR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on February 6, 2012. The purpose of this Form 10-K/A is to disclose the information required in Part III, Items 10 through 14, of the Form 10-K. Accordingly, the Company hereby amends and replaces in their entirety Items 10 through 14 of the Form 10-K. Except as described above, this amendment does not amend, update or change any other items of the Company’s originally filed 2011 Annual Report on Form 10-K.

PART III

PART IV

Item 15 — Exhibits and Financial Statement Schedules	29

Signatures

Exhibit 31.1 Section 302 CEO Certification

Exhibit 31.2 Section 302 CFO Certification

PART III

Item 10 — Trustees, Executive Officers and Corporate Governance

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

The biography for each trustee sets forth the trustee’s name, age, principal occupation and directorships during the past five years and the year in which the trustee first became a trustee of the Company, and includes the specific experience, qualifications, attributes and skills that led the Board to conclude that the trustee should serve as a Trustee. The Board believes that each of the Trustees has valuable individual skills and experiences that, taken together, provide the Company with the variety and depth of knowledge, judgment and vision necessary to provide effective oversight of the Company.

Class I Trustees, Terms Expire in 2012

Trustees	Principal Occupation, Directorships and Qualifications

Thomas G. Dignan, Jr. Age: 71 Trustee since: 1999

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

Matina S. Horner Age: 72 Trustee since: 1999

Executive Vice President, Teachers Insurance and Annuity Association/College Retirement Equities Fund (Financial services) (1989-2003; retired 2003); Trustee, BlackRock Equity Liquidity Funds (2005-Present).

Dr. Horner’s service as executive vice president of TIAA-CREF provides the Board with her unique perspective on shareholder-related issues and employment-related matters. Dr. Horner also brings valuable experience from her 17 years as President of Radcliffe College and from her service as chair of the Board and Trustee of several charitable organizations in Boston and New York.

Gerald L. Wilson Age: 72 Trustee since: 1999

Emeritus Professor of Electrical and Mechanical Engineering; Massachusetts Institute of Technology (2009-Present); Vannevar Bush Professor of Engineering, Massachusetts Institute of Technology (1983-2009; retired 2009); Director, Analogic Corp. (1980-2012), Massachusetts Technology Collaborative (2009-Present) and Evergreen Solar, Inc. (2005-2008).

As a Professor of Electrical and Mechanical Engineering and the former Dean of the School of Engineering at the Massachusetts Institute of Technology, Dr. Wilson brings unique insight to the Board on engineering and system electric operations matters. He also provides his extensive experience gained from service on several public company boards.

Frederica M. Williams Age: 53 Trustee since: 2012

President and Chief Executive Officer, Whittier Health Street Center (2002-Present).

As the President and CEO of Whittier Street Health Center, Ms. Williams has transformed a basic community health center into one of Boston’s premier healthcare facilities. Her commitment to improving the lives of low income residents of Boston and demonstrated business leadership provide the Board with important skills and perspective. She also possesses extensive experience and skills in the important areas of finance and accounting, audit and risk assessment. Ms. Williams’ substantial service on numerous non-profit boards also provides an important connection to the NSTAR customer community.

Class II Trustees, Terms Expire in 2013

Principal Occupation, Directorships and Qualifications

Gary L. Countryman Age: 72 Trustee since: 1999

Chairman Emeritus and a Director, Liberty Mutual Holding Company, Inc. (Insurance) (2002-Present); Director, CBS Corporation (2007-Present) and Bank of America Corporation (2004-2009).

As the former chief executive of Liberty Mutual Insurance Company, Mr. Countryman has valuable risk management experience in a regulated industry. Mr. Countryman also brings extensive executive and management leadership skills and experience as a director of several public companies to his service on the Board.

James S. DiStasio Age: 64 Trustee since: 2009

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

Class III Trustees, Terms Expire in 2014

Trustees	Principal Occupation, Directorships and Qualifications

Charles K. Gifford Age: 69 Trustee since: 1999

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

Paul A. La Camera Age: 69 Trustee since: 1999

University Administrator (2011-Present), WBUR Boston (Broadcasting) (2006-2010) (retired as General Manager 2010); formerly President and General Manager (1993-2005), WCVB-TV Channel 5 Boston.

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

William C. Van Faasen Age: 63 Trustee since: 2002

Chairman (2010-Present and 2005-2007), President (2010), Blue Cross Blue Shield of Massachusetts Inc. (Health care); Director, Liberty Mutual Holding Company, Inc. (2002-Present), IMS Health, Inc. (1996-2010) and PolyMedica Corporation (2005-2008).

Mr. Van Faasen served as the Chairman and CEO of Massachusetts’ largest health care management company, Blue Cross Blue Shield of Massachusetts and in 2010 was elected Chairman also serving as interim CEO and President from March – August 2010 when he was elected Chairman. He brings to the Board extensive management, leadership, and financial experience as a result of leading a large company in a regulated industry. He also brings in-depth experience and insight as a director of several public companies, including service as a lead director.

Executive Officers

Name of Officer	Position and Business Experience	Years in Current Position	Years as an Executive Officer	Age at March 1, 2012
Thomas J. May	Chairman, President, Chief Executive Officer and a Trustee	17	25	64
James J. Judge	Senior Vice President and Chief Financial Officer	16	16	56
Douglas S. Horan	Senior Vice President — Strategy, Law & Policy, Secretary and General Counsel	14	16	62
Werner J. Schweiger	Senior Vice President — Operations	10	10	52
Joseph R. Nolan, Jr.	Senior Vice President — Customer & Corporate Relations	11	11	49
Christine M. Carmody (a)	Senior Vice President — Human Resources; previously Vice President of Organizational Effectiveness	4	4	49
Robert J. Weafer, Jr.	Vice President, Controller and Chief Accounting Officer	23	23	65

(a) Ms. Carmody was elected Senior Vice President — Human Resources in August 2008. She served as Vice President — Organizational Effectiveness from July 2006 to August 2008.

Corporate Governance

Audit, Finance and Risk Management Committee. The Audit, Finance and Risk Management Committee is comprised of Dr. Matina S. Horner, Chair and Mr. James S. DiStasio, Mr. Paul A. La Camera, Mr. William C. Van Faasen and Dr. Gerald L. Wilson. The Board of Trustees has made a determination that Mr. DiStasio is the Committee’s “audit committee financial expert,” as that term is defined in the SEC’s regulations and that each of the members meets the applicable SEC and NYSE independence and knowledge standards. The Committee met five times in 2011.

NSTAR Policies on Business Ethics and Conduct. The NSTAR Board of Trustees Guidelines on Significant Corporate Governance Issues, NSTAR’s Code of Ethics for the Principal Executive Officer, General Counsel and Senior Financial Officers, and NSTAR’s Code of Ethics and Business Conduct for Trustees, Officers and Employees (Code of Conduct), together with other relevant governance documents that are applicable to NSTAR’s executive officers, senior financial officers or Trustees can be accessed free of charge on NSTAR’s website at www.nstar.com: select “Investor Relations,” “Company Information” and then “Corporate Governance,” or in print to any Shareholder who requests them from the Company’s Secretary.

Item 11 — Executive and Trustee Compensation

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

Setting Compensation Levels. Individual and Company performance are the most significant factors used in determining executive compensation. The Committee has therefore structured the Company’s annual cash incentive and long term equity-based incentive compensation programs to motivate executives to achieve the Company’s business goals and to reward executives for favorable Company performance measured against these and other factors. In order to ensure that the Company also achieves its goal of providing market-based compensation levels to attract and retain top quality management, the Committee benchmarks total compensation against a group of urban utility companies. The Company and Pay Governance LLC (that now serves as the Committee’s compensation consultant) work together to identify the companies comprising the urban utility benchmark group. The urban utility group and the companies comprising it are reviewed by the Committee annually and are generally stable from year to year, with any changes resulting mostly from mergers or acquisitions of companies within the group. As a secondary point of reference, the Committee reviews compensation data pertaining to general industry companies with revenues between $2 billion and $5 billion derived from the Pay Governance LLC database.

The urban utility group used to benchmark the Company’s compensation program is comprised of 24 energy companies operating primarily in major urban areas. For 2011, this peer group of companies consisted of:

AGL Resources Inc.	EQT Corporation	Pinnacle West Capital Group
Ameren Corporation	Exelon Corporation	Portland General Electric Company
CenterPoint Energy Inc.	FirstEnergy Corporation	Public Service Enterprise Group Inc.
Consolidated Edison, Inc.	Great Plains Energy Inc.	Puget Energy Inc.
Constellation Energy Group Inc.	NextEra Energy, Inc.	TECO Energy Inc
DPL Inc.	Northeast Utilities	WGL Holdings Inc
DTE Energy Company	NV Energy Inc.	Wisconsin Energy Corporation
Duke Energy Corporation	Pepco Holdings Inc.	Xcel Energy Inc.

The Committee’s compensation philosophy is to target total compensation at the 50th percentile of the urban utility group, with the ability to earn higher levels of compensation depending on corporate and individual performance. The data for the urban utility group and the similar-sized general industry companies is reviewed at both the 50th and 75th percentiles in order to assess the competitiveness of the compensation programs within the marketplace for executive talent. In addition to benchmarking total compensation, the data is also used as a reference point to determine the mix of cash and equity compensation. Pay Governance LLC developed the benchmark and comparative compensation data described above and periodically reviews the Company’s executive compensation levels, the role and responsibilities of each executive, and the Company’s organizational structure. The Company’s internal pay relationship is derived from the data in the Pay Governance LLC studies and an internal assessment of the relative value of the executive positions. At the January meeting of the Committee, Pay Governance LLC presents a report that reviews NSTAR’s executive compensation levels relative to the 50th and 75th percentiles of the urban utility group. Data with respect to the general industry companies is also provided.

At NSTAR’s 2011 Annual Meeting of Shareholders, 90% of the shares voted were in favor of the compensation of NSTAR’s Named Executive Officers. The Committee believes that the vote confirms its view that NSTAR’s compensation programs are performance-based and consistent with sound executive compensation policy. The Committee will consider the outcome of the shareholder advisory vote on executive compensation each year as it makes future compensation decisions.

In addition, over 83% of the shares voted were in favor of holding the advisory vote on executive compensation on an annual basis, as was recommended by the Board of Trustees. The Board subsequently determined that it would follow the Shareholders’ recommendation and hold the advisory vote on executive compensation at each Annual Meeting of Shareholders.

Analysis of Results for 2011

The Company’s overall financial and operational performance was outstanding in 2011, exceeding its Operating Plan. This exceptionally strong performance was evidenced by the following:

•	The Company exceeded its earnings target, reporting total earnings per share of $2.65 and adjusted earnings of $2.59 per share;

•	For the fifteenth consecutive year, NSTAR achieved a positive total shareholder return and also outperformed the Edison Electric Utility Index and the S&P 500 over the 5, 10 and 15 year time periods;

•	The Company’s “A+” credit rating was the highest in the utility industry, as reported by Edison Electric Institute;

•	Overall Company electric system achieved top quartile performance against its peers;

•	The Company worked effectively within an evolving regulatory environment to execute three cost effective long-term renewable energy contracts;

•	Customer service results were outstanding, also within the first quartile compared to the Company’s peers;

•	NSTAR Gas was ranked first for customer satisfaction within its segment in the East Region.

Achievement of the 2011 performance goals and the Committee’s assessment of corporate and executive performance are fully described in the section of this report entitled “Annual Incentive Compensation.” Specific decisions regarding each of the elements of compensation, based upon the Committee’s assessment of Company and executive performance and the market data described in this Compensation Discussion and Analysis, are set forth below.

Base Salary

2011 Base Salary. A portion of each executive’s compensation is base salary. In establishing base salary levels, the Committee’s considerations are to establish base salary at a competitive level which the Committee believes is necessary to attract and retain highly qualified individuals and to consider Company and executive financial and operating performance. The Committee and the independent Board members apply the same considerations in determining the level of base salary for the Chief Executive Officer, in addition to considering the competitive executive compensation review of Pay Governance LLC. With respect to the other senior executives, including the Named Executive Officers, the Committee also considers the recommendations of the Chief Executive Officer.

The base salaries of each of the Named Executive Officers that were approved by the Committee in 2011 approximate the 50th percentile of the base salaries of the urban utility group, which is the level determined by the Committee, based on the Pay Governance LLC studies, to be competitively necessary to attract and retain qualified individuals. Considering his performance and taking into consideration the appropriate allocation of base pay and performance-based incentive compensation, the Committee and the independent Board members set Mr. May’s base salary at $1,105,000, effective May 1, 2011.

Annual Incentive Compensation

Performance Assessment Process. The Committee established several corporate performance goals in January 2011, based on the Operating Plan approved by the Board of Trustees. These included goals with quantitative targets and others that do not lend themselves to specific metrics, but which relate to critical initiatives which were seen by the Committee to be of significant importance. Performance goals related to earnings per share, credit ratings, system reliability operating performance, customer service quality and safety include quantifiable targets. These targets are set forth in the section entitled “Performance Assessment Results.” The goals related to regulatory, environmental and energy supply matters are not as quantitative, and are based on the Committee’s judgment of how well the Company and the executive should perform. All of the goals for 2011 are described below. At the end of the year, management prepared a comprehensive review of the Company’s performance for the year. Based on that analysis, the

Chief Executive Officer recommended to the Committee payouts for each executive based on the Company’s overall corporate performance and achievement of the performance goals, along with his assessment of the executive’s individual and team performance. In making incentive awards, the Committee did not use pre-determined or quantifiable formulas based on the degree of achievement of performance metrics. The Committee uses its discretion to consider many factors, including the difficulty of achieving such goals and the executive’s individual contribution to their successful achievement. The Committee also may exercise discretion in making an award absent the attainment of a performance goal, as many of the goals are interdependent and are considered both individually and in relation to each other. The Committee established Annual Incentive Plan target award levels for each executive in January 2011 based on the benchmarked group and market data described above. The target award levels are expressed as a percentage of each Named Executive Officer’s base salary. For each of the Named Executive Officers in 2011, target award levels ranged from 45% to 100% of base salary. Depending on individual performance, awards may be made within a range of 0% to 200% of target. The maximum award is 200% of base salary. The Chief Executive Officer’s annual target award level was set at 100% of base pay for 2011.

Performance Assessment Results. At its January 23, 2012 meeting, the Committee reviewed all of the financial and operational performance goals established at the beginning of 2011. The Committee’s consideration of each of these goals is described below.

Financial Goals

•

The Company successfully executed its Operating and Capital Plans and achieved increased earnings, reporting earnings of $2.65, (which excludes merger-related costs), which exceeded the Company’s earnings per share target of $2.64;

•

The Company achieved a positive total return to Shareholders for the fifteenth consecutive year, being the only company in any industry to do so. Cumulative total shareholder returns for the past one, five, ten and fifteen year periods totaled 16.2%, 68.9%, 222.7%, and 597.0%, respectively, considerably outperforming the industry and the market over the longer term time periods;

•	The Company’s pension plan asset investment performance was slightly below the median return for large corporate plans; and

•

The Company’s “A+” credit rating in 2011 at Standard and Poor’s was the highest of any investor-owned utility, as reported by EEI and was well in excess of the average credit rating of “BBB” for the industry. This strong financial condition met the target and allowed the Company to achieve an average borrowing rate of 15 basis points.

Operational Goals

•	The Company met all state regulatory requirements with regard to system reliability and exceeded the targets established by the Committee at the beginning of the year:

•	average months between service interruptions equaled 15.8 months, exceeding the target of 13.8 months;

•	99.4% of the time the Company responded to gas customer emergency calls within 60 minutes, exceeding the target of 99.3%; and

•	electric service outage restoration time of 77.4 minutes was significantly better than the target of 97 minutes.

•

The Company achieved significant improvements in safety performance, reducing lost time injuries by 33%, though not meeting its aggressive 2011 safety targets, as 26 lost time injuries were recorded compared to a target of 23.

•	Regarding customer service goals, the Committee found that all targets were achieved and that the Company’s performance was within the first quartile compared to its peers:

•	99.2% of meters were read on time, exceeding the 99.0% target; and

•	89.2% of customer calls were answered within 30 seconds, exceeding the 82% target.

•	The Company successfully executed the regulatory, environmental and energy supply goals established by the Committee.

Based on the Committee’s review of the Company’s overall performance, considered by the Committee to have been outstanding for the several reasons enumerated above, and on the recommendation process described above, the Committee approved cash incentive payouts for the Company’s Named Executive Officers at levels that ranged from 87% to 181% of base pay.

In arriving at Mr. May’s actual annual incentive payment of $2,000,000, which was 181% of base pay, the Committee and the Board considered the totality of the Company’s financial and operating performance described above and Mr. May’s leadership in enabling the Company to meet or exceed substantially all of its performance goals. In its review of the other Named Executive Officers, the Committee considered their contribution to the overall financial and operating performance of the Company and also the following key focus areas:

1.	James J. Judge — earnings per share, capital costs, credit ratings, pension plan performance, regulatory initiatives and outcomes; and energy supply;

2.	Douglas S. Horan — earnings per share and legal and regulatory initiatives and outcomes;

3.	Werner J. Schweiger — earnings per share, execution of Operating and Capital plans, electric system reliability, service restoration, gas operations and safety metrics;

4.	Joseph R. Nolan, Jr. — earnings per share, customer service quality metrics, energy efficiency program results and regulatory and legislative initiatives and outcomes.

At the Board’s January 26, 2012 meeting, the Committee reviewed with the independent members of the Board the Committee’s determination of the Annual Incentive Plan payout for Mr. May, and the independent members of the Board concurred with the Committee’s determination and also approved the payout.

Long Term Incentive Compensation

2011 Awards. At its January 2011 meeting, the Committee made equity-based awards to executives under a Shareholder approved equity compensation plan, the NSTAR 2007 Long Term Incentive Plan. The awards for each executive were based both on corporate performance and on the award target levels derived from the benchmarking information described above for such positions. In addition, the Committee considered recommendations from the Chief Executive Officer based on his assessment of each executive’s ability to influence corporate performance. The Committee believes that equity-based compensation under the Plan ensures that executives have a continuing stake in the long term success of the Company and that executive interests are aligned with those of NSTAR Shareholders. The ability of executives to realize the full value of the 2011 awards is dependent upon continued financial, operational and stock price performance and on the executive remaining employed at the Company for a specified number of years.

Reflecting the Committee’s determination to emphasize the long term equity component of the executives’ overall compensation package, long term incentive award targets for 2011 for the Named Executive Officers were generally between the 50th and 75th percentile of the urban utility group, as measured by Pay Governance LLC’s market benchmarking analysis. Equity awards in 2011 reflected a mix (based on the value of the different awards) of 50% performance share units with dividend equivalent awards and 50% deferred shares with dividend equivalent awards, all subject to Plan restrictions. For Mr. May, the Committee set a long term incentive award target that was at approximately the 50th percentile of the urban utility group. Mr. May’s long term incentive awards were granted in the form of 40,000 performance share units with dividend equivalent awards and 40,000 deferred shares with dividend equivalent awards. The value of these awards is reflected in the “Grants of Plan-Based Awards” table.

Deferred share awards vest at the rate of 33 1/3% per year over a three-year period from the date of grant. The Executive Personnel Committee approves stock-based awards for all senior executives. However, because the Chief Executive Officer’s award must also be approved by the independent members of the Board of Trustees, the Executive Personnel Committee and the Board of Trustees established that the grant date for annual stock-based awards under the Plan is to be the date on which the Board of Trustees approves the Chief Executive Officer’s stock award.

Performance share units vest only if the Company achieves pre-set targets during the three-year performance period. For the 2011-2013 performance period, the Committee determined that the performance criteria should continue to be based on metrics tied to corporate financial performance and shareholder returns. As a result, the Committee determined it appropriate to use (i) average earnings per share growth adjusted for certain non-recurring items (“EPSG”); and (ii) relative total shareholder return (“TSR”), measured against the performance of companies that comprise the EEI Utility Index. At the end of the three-year period, the number of vested shares awarded is determined based on a performance matrix which provides for no vesting of awards if the Company’s EPSG is negative. The performance matrix provides vesting award opportunities from 10% to 170% of target depending on EPSG and relative TSR performance. EPSG has a range of 0% to more than 9.0%, while the range for TSR is from below the 20th percentile to more than the 90th percentile. The Committee has determined that the target payout should be achievable but challenging and that target vesting may be achieved at various combinations of EPSG and TSR performance. For example, the performance matrix provides for vesting at 100% of target if the Company achieves 4% EPSG and relative TSR of the 50th percentile. In addition, the value of any performance share units that actually vest may increase or decrease over the vesting period based on the Company’s share price performance. Upon completion of the merger in 2012, the performance share units that were granted in 2011 will not vest but will convert to deferred shares at target.

2009-2011 Performance Share Units. The performance metrics related to the 2009 Performance Share Units exceeded the targeted three-year average EPS of 6%, adjusted for certain non-recurring items, but did not meet the targeted three-year total shareholder return of the 50th percentile. The actual performance level achieved was a three-year average adjusted EPS growth of 6.1% and a three-year total shareholder return at the 42.5 percentile, which when interpolated in accordance with the criteria established by the Committee in 2009 resulted in vesting performance share units at 94% of target. In accordance with the plan documents, 2011 EPS was adjusted to exclude merger-related costs. This determination was made in accordance with the performance criteria as approved by the Committee at the commencement of the performance period. At its January 23, 2012 meeting, the Committee affirmed that the actual results achieved were calculated in accordance with performance targets established and it considered all non-recurring items in determining that the adjusted EPS were in accordance with the plan documents. The Named Executive Officers earned performance units, expressed in numbers of Common Shares, as follows: Mr. May 33,840; Mr. Judge 7,285; Mr. Horan 6,862; Mr. Schweiger 6,862 and Mr. Nolan 3,760.

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

Tax and Accounting Considerations

The NSTAR 2007 Long Term Incentive Plan was approved by Shareholders and performance share units awarded in 2011 have been structured to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The Company believes that the availability of a tax deduction for other forms of compensation is secondary to the goal of providing market-based compensation to attract and retain highly qualified executives.

The Company has adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation. In general, the Company and the Committee do not take accounting considerations into account in structuring compensation arrangements.

Equity Grant Practices

Equity awards (except for the merger retention awards) noted in the compensation tables are made at the January meeting of the Executive Personnel Committee (subject to the further approval of the Board of Trustees of the Chief Executive Officer’s award) when the Committee also determines base salary, annual and long term incentive compensation targets and annual incentive awards. The date of this meeting is chosen several months in advance, and therefore awards are not coordinated with the release of material non-public information.

EXECUTIVE PERSONNEL COMMITTEE REPORT

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review, the Committee recommends to the Board of Trustees that the Compensation Discussion and Analysis be included in the Company’s proxy statement.

By the Executive Personnel Committee

Gary L. Countryman, Chair

Thomas G. Dignan, Jr.

James S. DiStasio

Charles K. Gifford

William C. Van Faasen

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal years ended December 31, 2011, 2010 and 2009. The Company has not entered into any employment agreements with any of the Named Executive Officers. Amounts listed under column “Non-Equity Incentive Plan Compensation” were determined by the Committee at its January 23, 2012 meeting (subject to approval by the Board of Trustees with regard to Mr. May) and, to the extent not deferred by the executive, were paid out on January 26, 2012.

Name and Principal Position	Year	Salary($)	Stock Awards (2)($)	Option Awards (3)($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)($)	All Other Compensation (4)($)	Total ($)
Thomas J. May — Chairman, President and Chief Executive Officer	2011	1,093,333	3,567,200	—	2,000,000	2,450,787	68,722	9,180,042
	2010	1,058,333	2,656,108	647,710	2,000,000	1,475,402	67,403	7,904,956
	2009	1,021,667	2,443,320	578,760	1,800,000	1,464,204	88,014	7,395,965

James J. Judge — Senior Vice President and Chief Financial Officer	2011	486,000	793,702	—	565,000	1,387,622	21,189	3,253,513
	2010	470,667	2,828,321	146,100	565,000	1,007,245	21,141	5,038,474
	2009	451,667	525,993	134,680	550,000	775,669	21,238	2,459,247

Douglas S. Horan — Senior Vice President, Strategy, Law & Policy, Secretary and General Counsel	2011	454,333	740,194	—	525,000	933,365	26,255	2,679,147
	2010	440,000	550,924	136,360	600,000	505,311	26,056	2,258,651
	2009	424,500	495,451	134,680	510,000	835,076	25,937	2,425,644

Werner J. Schweiger — Senior Vice President — Operations	2011	454,333	740,194	—	525,000	637,063	19,670	2,376,260
	2010	440,000	2,546,096	136,360	525,000	422,078	19,269	4,088,803
	2009	422,333	495,451	134,680	510,000	293,698	19,302	1,875,464

Joseph R. Nolan, Jr. — Senior Vice President — Customer & Corporate Relations	2011	340,667	365,638	—	300,000	451,230	21,623	1,479,158
	2010	330,333	1,504,442	68,180	300,000	204,383	21,274	2,428,612
	2009	318,833	271,480	58,240	290,000	125,537	21,456	1,085,546

(1) In the case of Mr. May, the increase in present value for 2011 related primarily to a change in the discount rate from 5.3% to 4.5%. Had there been no change in discount rate, the reported increase in pension value would have been approximately $980,000. This amount represents the change in the estimated present value of future pension payments during the year. There were no above-market earnings in deferred compensation value during 2011, 2010 or 2009, since the terms of the Deferred Compensation Plan provide for market-based investments, including NSTAR Common Shares. The amount reflects the actuarial increase in the present value of the Named Executive Officer’s benefits under all pension plans established by the Company determined using the discount rate and mortality rate assumptions used by the Company for financial statement purposes.

(2) Reflects the aggregate grant date fair value of Deferred Common Shares and Performance Share Units granted January 27, 2011, January 28, 2010 and January 22, 2009 in accordance with FASB ASC Topic 718. Assuming the highest level of performance, the maximum value of Performance Share Units granted in 2011 would be $2,680,000 for Mr. May; $596,300 for Mr. Judge; $556,100 for Mr. Horan; $556,100 for Mr. Schweiger; and $274,700 for Mr. Nolan. Assuming the highest level of performance, the maximum value of Performance Share Units granted in 2010 would be $1,992,172 for Mr. May; $443,313 for Mr. Judge; $413,212 for Mr. Horan; $413,212 for Mr. Schweiger; and $207,974 for Mr. Nolan. Based on the level of performance achieved, the value of Performance Share Units granted in 2009 was $1,158,480 for Mr. May; $249,395 for Mr. Judge; $234,914 for Mr. Horan; $234,914 for Mr. Schweiger; and $128,720 for Mr. Nolan.

In 2010 NSTAR approved and allocated a retention pool in an aggregate amount not to exceed $10 million to be awarded to key employees, including some of the executive officers (but not the chief executive officer), to help ensure their continued dedication to the Company both before and after the completion of the merger. On November 19, 2010, NSTAR entered into executive retention award agreements with James J. Judge, Werner J. Schweiger and Joseph R. Nolan, providing for retention awards of deferred NSTAR common shares in the following amounts: Mr. Judge 53,600 shares; Mr. Schweiger 47,800 shares; and Mr. Nolan 29,400 shares. The terms of the retention agreements generally provide that the deferred NSTAR common shares will convert into deferred Northeast Utilities common shares upon the merger; the deferred shares become fully vested upon the third anniversary of the closing of the merger; and the retention award will vest in the event the officer’s employment is terminated after the closing of the merger by the Company (other than for cause) or by reason of the officer’s death or disability prior to the third anniversary of the closing of the merger under the terms of the retention agreement. Vesting of these retention awards are contingent upon the merger closing.

(3) Reflects the aggregate grant date fair value of Options granted January 28, 2010 and January 22, 2009 in accordance with FASB ASC Topic 718. Options were not granted to the Named Executive Officers in 2011.

(4) The amounts in this column include matching 401(k) savings plan contributions in 2011, 2010 and 2009 for each of the Named Executive Officers in the amount of $9,800, $9,800 and $9,800 respectively. Perquisites include a financial planning and health services plan, amounts paid by the Company for Company-leased vehicles, home security systems and tickets to sporting events. The imputed income and tax gross up amount for a life insurance benefit granted in 2005 to Mr. May for 2009 is $55,324. As of 2011, the Company no longer pays for the gross up for this life insurance benefit, and the imputed income for this benefit was $36,052. Perquisites are valued based upon the incremental, direct cost to the Company.

GRANTS OF PLAN-BASED AWARDS

Annual cash incentive awards are made under the Company’s Annual Incentive Plan. The deferred share and performance share awards granted to the Named Executive Officers in 2011 were granted under the NSTAR 2007 Long Term Incentive Plan. The deferred share awards are time-vested at the rate of 33 1/3% per year over a three-year period from the date of the grant. Performance share units will vest only if certain performance targets are achieved at the end of the three-year performance period. Dividend equivalent awards accompany the awards of deferred shares and performance share units and are based upon the Company’s prevailing dividend rate.

Name	Grant Date	Estimated Possible Payouts Under Non-equity (Cash) Incentive Plan			Estimated Possible Payouts Under Equity Incentive Plan (1)			All Other Stock Awards: # of Shares	Grant Date Fair Value of Stock and Option Awards (2)($)
		Thres- Hold($)	Target ($)	Maximum ($)	Thres- Hold	Target (#)	Maximum (#)
Thomas J. May	01-27-11							40,000	1,730,400

	01-27-11	0	1,105,000	2,210,000	4,000	40,000	68,000		1,836,800

James J. Judge	01-27-11							8,900	385,014

	01-27-11	0	294,600	982,000	890	8,900	15,130		408,688

Douglas S. Horan	01-27-11							8,300	359,058

	01-27-11	0	275,400	918,000	830	8,300	14,110		381,136

Werner J. Schweiger	01-27-11							8,300	359,058

	01-27-11	0	275,400	918,000	830	8,300	14,110		381,136

Joseph R. Nolan	01-27-11							4,100	177,366

	01-27-11	0	154,800	688,000	410	4,100	6,970		188,272

(1) In 2011 the Named Executive Officers were awarded performance share units as part of their long term incentive plan awards. The performance period runs from January 1, 2011 through December 31, 2013. Performance awards will be earned based on meeting preset targets involving the Company’s EPS growth and the Company’s TSR percentile ranking relative to a comparator group comprised of companies within the Edison Electric Institute Index. Upon the closing of the merger with Northeast Utilities, the Performance awards will be converted at target to NU Restricted Shares and vest concurrent with the Deferred Shares.

(2) Deferred shares were granted at full market closing price of NSTAR’s Common Shares on date of grant of $43.26. The fair value of the performance share units were $45.92 for the targeted performance level using a binomial option-pricing model. Upon the closing of the merger with Northeast Utilities, the Performance awards will be converted at target to NU Restricted Shares and vest concurrent with the Deferred Shares.

OUTSTANDING EQUITY AWARDS AT YEAR-END

The following represents deferred share, performance share units and option awards under the NSTAR 1997 Share Incentive Plan and the NSTAR 2007 Long Term Incentive Plan. The market value of unvested stock awards was based on the Company’s year-end 2011 closing share price of $46.96. Vested options may be exercised over a ten-year period from date of grant.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (2)	Market Value of Shares of Stock That Have Not Vested ($)	Number of Equity Awards That Have Not Vested (3)	Market Value of Equity Awards That Have Not Vested ($)
Thomas J. May	200,000		24.205	04-28-2014
	200,000		29.600	06-09-2015
	200,000		27.730	04-27-2016
	186,000		36.890	05-03-2017
	150,000		32.450	01-24-2018
	106,000	53,000	34.020	01-22-2019
	44,333	88,667	35.280	01-28-2020	76,267	3,581,498	110,240	5,176,870

James J. Judge	40,000		36.890	05-03-2017
	30,000		32.450	01-24-2018
	24,667	12,333	34.020	01-22-2019
	10,000	20,000	35.280	01-28-2020	70,483	3,309,882	24,285	1,140,424

Douglas S. Horan	36,000		36.890	05-03-2017
	30,000		32.450	01-24-2018
	24,667	12,333	34.020	01-22-2019
	9,333	18,667	35.280	01-28-2020	15,767	740,418	22,712	1,066,556

Werner J. Schweiger	35,000		21.600	04-30-2013
	70,000		24.205	04-28-2014
	60,000		29.600	06-09-2015
	48,000		27.730	04-27-2016
	36,000		36.890	05-03-2017
	30,000		32.450	01-24-2018
	24,667	12,333	34.020	01-22-2019
	9,333	18,667	35.280	01-28-2020	63,567	2,985,106	22,712	1,066,556

Joseph R. Nolan	5,000		32.450	01-24-2018
	5,333	5,334	34.020	01-22-2019
	4,667	9,333	35.280	01-28-2020	37,367	1,754,754	11,660	547,554

(1) Unexercisable options will vest as follows: for Mr. May, 97,334 between 1/22/12 and 1/28/12, 44,333 on 1/28/13; for Mr. Judge, 22,333 between 1/22/12 and 1/28/12 and 10,000 on 1/28/13; for Mr. Horan, 21,667 between 1/22/12 and 1/28/12 and 9,333 on 1/28/13; for Mr. Schweiger, 21,667 between 1/22/12 and 1/28/12 and 9,333 on 1/28/13; and for Mr. Nolan, 10,000 between 1/22/12 and 1/28/12 and 4,667 on 1/28/13.

(2) Shares will vest as follows: for Mr. May, 37,467 between 1/22/12 and 1/28/12, 25,467 between 1/22/13 and 1/28/13 and 13,333 on 1/28/14; for Mr. Judge, 8,250 between 1/22/12 and 1/28/12, 5,667 between 1/22/13 and 1/28/13 and 2,966 on 1/28/14; for Mr. Horan, 7,717 between 1/22/12 and 1/28/12, 5,283 between 1/22/13 and 1/28/13 and 2,767 on 1/28/14; for Mr. Schweiger, 7,717 between 1/22/12 and 1/28/12, 5,283 between 1/22/13 and 1/28/13 and 2,767 on 1/28/14; and for Mr. Nolan, 3,967 between 1/22/12 and 1/28/12, 2,633 between 1/22/13 and 1/28/13 and 1,367 on 1/28/14. An additional 130,800 unvested deferred shares granted pursuant to the retention pool will vest subject to three years of continuous service following completion of the merger with Northeast Utilities (Mr. Judge 53,600; Mr. Schweiger 47,800; and Mr. Nolan 29,400). See note 1 to the Summary Compensation Table.

(3) The amount shown includes the unvested portion of performance share awards with respect to the three year performance periods ending December 31, 2011, December 31, 2012 and December 31, 2013. Performance share units relate to awards made in January 2009, 2010 and 2011 as follows: for Mr. May 33,840, 36,400 and 40,000 units; for Mr. Judge, 7,285, 8,100 and 8,900 units; for Mr. Horan, 6,862, 7,550 and 8,300 units; for Mr. Schweiger 6,862, 7,550 and 8,300 units; and for Mr. Nolan 3,760, 3,800 and 4,100 units, respectively. The awards reflect the number of performance shares based on actual results for awards made in 2009 and the target number of awards made in 2010 and 2011 as stipulated in the merger agreement.

OPTION EXERCISES AND STOCK VESTED

In 2011, one-third of deferred shares granted under the NSTAR Long Term Incentive Plan in each of 2008, 2009 and 2010 vested. Also vesting in 2011 were all of the Performance Shares granted in 2008, which attained a performance level of 153% of target. The number of deferred shares and values below include dividend equivalents which are added when vested.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Thomas J. May	—	—	89,489	3,872,196
James J. Judge	—	—	21,569	933,309
Douglas S. Horan	—	—	19,090	826,033
Werner J. Schweiger	30,000	670,050	19,090	826,033
Joseph R. Nolan, Jr.	—	—	10,212	441,885

(1) Mr. Schweiger deferred 100% of his vested stock awards in accordance with the Company’s Non-Qualified Deferred Compensation Plan.

PENSION BENEFITS

Tax-Qualified Pension Plan. NSTAR maintains a tax-qualified defined benefit plan (the “Pension Plan”) for substantially all employees of the Company, including the Named Executive Officers. Under the Pension Plan, benefits are based on the following factors:

•	Participants receive a benefit based upon a percentage of the participant’s final average compensation, subject to a $250,000 statutory limitation (as indexed) on eligible compensation.

•	The percentage of final average compensation is determined by totaling the participant’s “annual benefit credits” up to a maximum of 325% (525% for employees hired before August 18, 1999).

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

Excess Benefit Plan. For employees whose eligible compensation exceeds the $250,000 statutory limitation set forth above, including the Named Executive Officers, we maintain a non-qualified excess benefit plan (the “Excess Benefit Plan”). The Excess Benefit Plan is designed to provide the benefits that would be payable under the Pension Plan but for the statutory limitations imposed by the Internal Revenue Code. Amounts payable under the Excess Benefit Plan are generally available in the same form as the participant’s benefits under the Pension Plan. In addition, amounts payable under the Excess Benefit Plan are offset by amounts payable under the Pension Plan.

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

Messrs. May, Judge and Horan are all over 55 years old and are fully vested in their respective accrued SERP benefits.

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

The following table shows the estimated present value of annuities under NSTAR’s pension plans, determined using the same discount rate and mortality assumptions used in the Company’s financial statements which are included in Note H to the Company’s audited financial statements on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 6, 2012. No pension payments were made to the Named Executive Officers during 2011.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Thomas J. May	Qualified	35.50	2,204,589
	Excess	35.50	11,140,000
	SERP	20.00	8,477,915

	Total		21,822,504

James J. Judge	Qualified	34.33	1,670,504
	Excess	34.33	2,076,536
	SERP	20.00	3,257,699

	Total		7,004,739

Douglas S. Horan	Qualified	34.42	2,108,962
	Excess	34.42	2,254,943
	SERP	20.00	3,327,366

	Total		7,691,271

Werner J. Schweiger	Qualified	9.83	266,084
	Excess	9.83	763,500
	SERP	9.83	1,009,228

	Total		2,038,812

Joseph R. Nolan, Jr.	Qualified	26.42	570,359
	Excess	26.42	881,535
	SERP	12.33	179,235

	Total		1,631,129

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

Name	Executive Contributions in Last FY (1) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (2) ($)
Thomas J. May	—	3,687,613	—	34,500,157
James J. Judge	—	820,530	1,749,180	4,686,344
Douglas S. Horan	—	628,846	—	7,872,227
Werner J. Schweiger	1,331,442	146,763	1,107,383	7,686,446
Joseph R. Nolan, Jr.	—	297,674	327,269	2,408,104

(1) The amounts reported in this column for each Named Executive Officer are reflected as compensation to such Named Executive Officer in the Summary Compensation Table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Set forth below is the amount of compensation that each of the Named Executive Officers of the Company would receive in the event of termination of such executive’s employment, including following death or total and permanent disability, or a change in control that is incremental to amounts previously earned and accrued by the executive for performance of duties to the date of termination. The amounts shown assume that such termination or change in control was effective as of December 31, 2011, and are estimates of the amounts which would be paid out to the executives or their named beneficiary upon their termination due to death or total and permanent disability or upon a change in control. For the equity component of such compensation, the Company used the closing price of NSTAR Common Shares as of December 31, 2011. The following payments are in addition to the present value of accumulated pension benefits and the aggregate amount of non-qualified deferred compensation for the Named Executive Officers as reported in this proxy statement. The actual amounts to be paid out can only be determined at the time of such events.

The total benefits payable to each of the Named Executive Officers for the events described below, if an event occurred on December 31, 2011, are as follows:

	Death or Disability ($) (1)	Change in Control ($) (2)	Change in Control and Termination of Employment ($) (3)
Thomas J. May	5,302,930	5,133,874	21,182,718
James J. Judge	3,703,091	1,148,467	9,349,507
Douglas S. Horan	1,118,023	1,082,803	7,764,764
Werner J. Schweiger	3,362,711	1,082,803	8,767,839
Joseph J. Nolan, Jr.	1,932,768	538,056	5,315,827

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

Payments Made Upon Death or Disability

Under the terms of the NSTAR 2007 Long Term Incentive Plan, unvested option awards, deferred share awards and performance share unit awards made under the Plan immediately vest upon death or total and permanent disability. The cash value of option and deferred share awards that would have vested if death or total and permanent disability occurred at December 31, 2011 for each of the Named Executive Officers are set forth above.

Mr. May is entitled to benefits under certain company-owned and term life insurance policies. As of December 31, 2011, Mr. May’s beneficiary would have been entitled to a payment of $5.8 million under these policies.

Payments Upon a Change in Control

Under the terms of the NSTAR 2007 Long Term Incentive Plan and the Change in Control Agreements described below, all unvested awards (except awards granted after the October 16, 2010 execution of the merger agreement with Northeast Utilities) immediately vest upon a change in control. The definition of change in control is the same as that used for the Change in Control Agreements described below. The cash value of equity awards that would have vested if a change in control had occurred at December 31, 2011 for each of the Named Executive Officers is set forth above. The merger of the Company into Northeast Utilities shall constitute a change in control under both the NSTAR 2007 Long Term Incentive Plan and the Change in Control Agreements.

Payments Upon a Change in Control and Termination of Employment

During 2011, each of the Named Executive Officers was a party to a Change in Control Agreement, which provides severance benefits in the event of certain terminations of employment following a change in control. These benefits are summarized below. A change in control is defined to include the acquisition of more than 50% of NSTAR’s Common Shares, NSTAR’s current Trustees (or their designated successors) ceasing to be a majority of the NSTAR Board, a consolidation, merger or other reorganization or sale or other disposition of all or substantially all of the assets of NSTAR (other than certain defined transactions), or approval by NSTAR’s Shareholders of a complete liquidation or dissolution of NSTAR.

The Change in Control agreements are “double-trigger” agreements. They provide that if within 24 months following a change in control, the executive’s employment was to be terminated other than for cause or the executive was to terminate his or her employment for good reason (these terms are defined in the next paragraph), the executive would receive severance pay in an amount equal to three times the sum of his or her annual base salary at the rate in effect immediately prior to the date of termination or immediately before the change in control, whichever is higher, plus an amount equal to three times his or her actual bonus under our annual incentive bonus plan paid during the most recently completed fiscal year, or three times his or her target bonus awards under the annual incentive bonus plan for the fiscal year in which the termination occurs, whichever is higher. In addition, the agreements provide for a pro-rated target bonus and long term compensation payment for the year in which the termination occurs, the immediate vesting of any awards and payment of deferred compensation amounts upon such termination and payments equal to the benefit the executive would have received under NSTAR’s retirement plans, assuming the executive was vested and remained employed for an additional three years. For three years following any such termination of employment, the executive would be entitled to participate in all welfare plans provided by NSTAR. The current agreements further provide for a “gross-up” payment under which, if amounts paid under such agreements would be subject to a federal excise tax on “excess parachute payments,” NSTAR would pay the executive an additional amount, so that after payment of all such taxes by the executive, the executive will have received the amount otherwise payable in the absence of any such taxes. The Company has discontinued the practice of providing for such gross-up payments in Change in Control agreements for newly-elected executives.

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

Trustee Compensation

2011 Trustee Compensation.  Each trustee who is not an employee of NSTAR receives an annual Board retainer of $125,000; $50,000 paid in cash and $75,000 paid either in cash or, at the election of the trustee, in NSTAR Common Shares. Non-employee Trustees who are also members of the Executive Committee receive an annual retainer of $5,000. The Chairs of the Board Governance and Nominating and Executive Personnel Committees and the Presiding Trustee receive an additional annual retainer of $5,000, and the Chair of the Audit, Finance and Risk Management Committee receives an additional annual retainer of $13,000. Members of the Audit, Finance and Risk Management Committee, with the exception of the Chair, receive an additional annual retainer of $3,000. Trustees who are not employees of NSTAR receive $1,500 for attendance in person at each Board and Committee meeting and $750 for participating in such a meeting by telephone. Trustees may elect to defer part or all of their fees into deferred accounts pursuant to NSTAR’s Trustees’ Deferred Plan. Participants may select publicly-traded securities and mutual funds as investments for cash compensation deferred under the Plan. The additional retainer in Common Shares is credited to the deferred compensation trust account established under the Plan, which is payable upon retirement from the Board.

2011 TRUSTEE COMPENSATION

Name	Fees Earned or Paid in Cash (1)($)	Fees Earned or Paid in Stock (1)(2)($)	All Other Compensation (3)($)	Total ($)
Gary L. Countryman	82,500	75,000		157,500
Thomas G. Dignan, Jr.	87,000	75,000		162,000
James S. DiStasio	82,250	75,000		157,250
Charles K. Gifford	87,000	75,000	3,500	165,500
Matina S. Horner	91,250	75,000		166,250
Paul A. La Camera	80,750	75,000	2,500	158,250
William C. Van Faasen	81,500	75,000		156,500
Gerald L. Wilson	80,750	75,000		155,750

(1)	The annual Board retainer equals $125,000; $50,000 in cash and $75,000 either in cash or, at the election of the trustee, in NSTAR Common Shares.

(2)	This column reflects the grant date fair value of the NSTAR Common Shares delivered to the named Trustees during 2011 in settlement of fees earned or paid in stock.

(3)	Reflects matching of charitable contributions.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

The following table sets forth the number of NSTAR Common Shares beneficially owned as of March 1, 2012 by all five percent Shareholders, by each trustee and by each “named executive officer” (as such item is defined in Item 402(a)(3) of Regulation S-K of the Exchange Act) of NSTAR, as well as all of NSTAR’s Trustees and executive officers as a group. Except as indicated below, all of the shares listed are held by the persons named with both sole voting and investment power.

	Number of NSTAR Common Shares Beneficially Owned (1)(2)(3)	Percentage of NSTAR Common Shares Beneficially Owned (4)
5% Shareholder
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	6,534,724	6.308%

Trustees and Named Executive Officers
Gary L. Countryman	40,993	*
Thomas G. Dignan, Jr.	78,224	*
James S. DiStasio	5,105	*
Charles K. Gifford	34,697	*
Douglas S. Horan	248,990	*
Matina S. Horner	40,096	*
James J. Judge	275,494	*
Paul A. La Camera	25,351	*
Thomas J. May	1,950,870	1.883%
Joseph R. Nolan, Jr.	84,126	*
Werner J. Schweiger	466,251	*
William C. Van Faasen	18,835	*
Frederica M. Williams	0	*
Gerald L. Wilson	30,883	*
All Trustees and executive officers as a group (16 persons)	3,402,664	3.285%

(1)	Includes the following number of Common Shares that each of the Named Executive Officers has the right to acquire within 60 days of March 1, 2012 upon the exercise of outstanding stock options: Mr. May, 1,183,667 shares; Mr. Judge, 127,000 shares; Mr. Horan, 121,667 shares; Mr. Schweiger, 334,667 shares; and Mr. Nolan, 25,000 shares; all executive officers as a group, 1,839,834 shares.

(2)	Includes the following number of Common Shares credited under NSTAR’s Deferred Compensation Plan: Mr. May, 607,786 shares; Mr. Judge, 80,460 shares; Mr. Horan, 97,890 shares; Mr. Schweiger, 81,955 shares; and Mr. Nolan, 35,542 shares; all executive officers as a group, 916,291 shares. Participants in the Deferred Compensation Plan may instruct the Plan trustee to vote NSTAR Common Shares held in a Rabbi trust in accordance with their allocable share of such deferrals, but have no dispositive power with respect to shares held in the Plan’s trust. The total number of NSTAR Common Shares held in the trustee brokerage and individual accounts on behalf of each trustee is as follows: Mr. Countryman, 32,840 shares; Mr. Dignan, 68,254 shares; Mr. DiStasio, 5,105 shares; Mr. Gifford, 29,977 shares, Dr. Horner, 31,950 shares; Mr. La Camera, 25,351 shares; Mr. Van Faasen, 18,835 shares and Dr. Wilson, 24,602 shares.

(3)	Includes the following number of Common Shares held in the NSTAR Savings Plan: Mr. May, 45,223 shares; Mr. Judge, 15,540 shares; Mr. Horan, 2,751 shares; Mr. Schweiger, 5,304 shares; and Mr. Nolan, 10,784 shares; all executive officers as a group, 97,411 shares.

(4)	* denotes that beneficial ownership is less than one percent.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of the forms furnished to the Company and written representations from the Trustees and executive officers, the Company believes that all Section 16(a) filing requirements applicable to its Trustees and executive officers were complied with for 2011, with the exception of one report filed late by each of Messrs. Judge and Nolan, which reported the sale  of shares to satisfy tax withholding obligations or settlement of phantom shares by the Company in cash.

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

In addition, the Board Governance and Nominating Committee annually confirms that the members of the Audit, Finance and Risk Management Committee have not received, directly or indirectly, any fees from the Company other than compensation as a member of the Board of Trustees and the Board’s Committees, and are not otherwise affiliated with the Company as that term is defined in the Securities and Exchange Commission’s (“SEC”) regulations.

At its meeting on January 23, 2012 the Board Governance and Nominating Committee determined that Mr. Countryman, Mr. Dignan, Mr. DiStasio, Mr. Gifford, Dr. Horner, Mr. La Camera, Mr. Van Faasen and Dr. Wilson are independent, consistent with the requirements of the Corporate Governance Guidelines and the NYSE Listed Company Manual. In making this determination, the Board considered the following relationships: Mr. La Camera, Mr. Countryman, Mr. Gifford and Mr. Van Faasen are, or in the past three years have been affiliated with entities that have the following business relationships, respectively, with the Company. The Company purchased advertising on WBUR, obtains excess layer workers compensation insurance and related administrative services from Liberty Mutual Insurance Company, has lending and investment banking relationships with Bank of America and obtains a majority of its health insurance services from Blue Cross Blue Shield of Massachusetts. In addition, NSTAR provides electric distribution service to entities that are or formerly were affiliated with Board members to the extent they are within NSTAR’s exclusive service territory. These relationships have been deemed to constitute immaterial relationships, because these are ordinary course of business relationships made on an arms-length basis and the amount paid to or received from such entities in 2011 was significantly below the two percent threshold established under the Corporate Governance Guidelines. In addition, the Committee has determined these relationships and transactions do not constitute related party transactions, as none of the Trustees has a direct or indirect material interest in the respective transactions. All members of the Audit, Finance and Risk Management Committee are also independent for the purposes of Section 10A-3 of the Securities Exchange Act of 1934. Mr. May does not meet the independence criteria set out in the Corporate Governance Guidelines because he is the Company’s Chief Executive Officer.

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

Item 14 – Principal Accounting Fees and Services

AUDIT AND RELATED FEES

The following sets forth fees incurred by NSTAR and its subsidiaries during 2011 and 2010 for services provided by PricewaterhouseCoopers LLP, the Company’s independent registered public accountants:

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2011	$1,584,400	$60,000	$0	$3,600
2010	$1,518,500	$173,000	$0	$3,000

Audit Fees – Audit Fees for 2011 and 2010 were for all audit services related to the Company’s financial statements and its internal controls in accordance with the standards of the Public Company Accounting Oversight Board. This category also includes fees related to services provided in connection with the Company’s financing transactions, including the preparation of comfort letters and consents. During 2011, the services also included review and consent for the definitive proxy statement filed in conjunction with the special shareholders’ meeting held to approve the pending merger with Northeast Utilities.

Audit Related Fees – During 2011, audit related fees represented services in connection with NSTAR Electric Company’s Federal Smart Grid grant. In 2010, these fees represented pre-announcement due diligence services related to the pending merger with Northeast Utilities.

All Other Fees – All Other Fees for 2011 and 2010 related to an annual license fee for online accounting research services.

The Audit, Finance and Risk Management Committee’s policy is to pre-approve all audit and non-audit services provided by the Company’s independent registered public accountants annually. The Audit, Finance and Risk Management Committee has delegated authority to the Committee’s Chair to pre-approve such services in cases where a meeting of the full Committee is not feasible. All audit and non-audit services for which the Company has engaged PricewaterhouseCoopers LLP during 2011 and 2010 were either pre-approved by the Audit, Finance and Risk Management Committee or the Chair of the Audit, Finance and Risk Management Committee.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Certification Statement of Chief Executive Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification Statement of Chief Financial Officer of NSTAR pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR (Registrant)

Date: April 9, 2012	By:	/S/ R. J. WEAFER, JR.
Robert J. Weafer, Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 9th day of April 2012.

Signature	Title

/S/ THOMAS J. MAY Thomas J. May	Chairman, President, Chief Executive Officer and a Trustee (Principal Executive Officer)

/S/ JAMES J. JUDGE James J. Judge	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ G. L. COUNTRYMAN Gary L. Countryman	Trustee

/S/ THOMAS G. DIGNAN, JR. Thomas G. Dignan, Jr.	Trustee

/S/ JAMES S. DISTASIO James S. DiStasio	Trustee

/S/ CHARLES K. GIFFORD Charles K. Gifford	Trustee

/S/ MATINA S. HORNER Matina S. Horner	Trustee

/S/ PAUL A. LA CAMERA Paul A. La Camera	Trustee

/S/ WILLIAM C. VAN FAASEN William C. Van Faasen	Trustee

/S/ FREDERICA M. WILLIAMS Frederica M. Williams	Trustee

/S/ G. L. WILSON Gerald L. Wilson	Trustee